Form 10QSB
period 2000-06-30
WESTERN GLORY HOLE INC
filed 2000-08-01
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  30, 2000
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -------------------

Commission File number                          000-30415
                        --------------------------------------------------------

                            WESTERN GLORY HOLE, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0632495
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                  84117
-----------------------------------------------------        -------------------
(Address of principal executive offices)                          (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code


(Former name, former address, and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

          Class                                 Outstanding as of June 30, 2000
        ---------                             ----------------------------------
   Common  Stock, $0.001                                   742,500




                                                        INDEX

                                                                                                           Page
                                                                                                          Number
PART I.                                                                                                   ------

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                               June 30, 2000 and December 31, 1999

                            Statements of Operations
                               For the three and six  months ended June  30, 2000 and 1999...................5 and the period March 28, 1983 to June 30, 2000

                            Statements of Cash Flows
                                For the six months ended June 30, 2000 and 1999..............................6 and the period March 28, 1983 to June 30, 2000

                            Notes to Financial Statements....................................................7

          ITEM 2.           Plan of Operations...............................................................9

PART II.  Signatures        9

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Western Glory Hole, Inc. ( development stage company) at June 30, 2000 and December 31 1999, and the related statements of operations for the three and six months ended June 30, 2000 and 1999 and the period March 28, 1983 to June 30, 2000, the statement of cash flows for the six months ended June 30, 2000 and 1999, and the period March 28, 1983 to June 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      June 30, 2000, and December 31, 1999




                                                           Jun 30,              Dec 31,
                                                             2000                1999
                                                          ----------           ---------

ASSETS

CURRENT ASSETS

   Cash                                                   $   -                $   -
                                                          ----------           ---------

       Total Current Assets                               $   -                $   -
                                                          =========            =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                       $     -              $     500
                                                          ----------           ---------

       Total Current Liabilities                                -                    500
                                                          ----------           ---------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized,
        at $0.001 par value; 742,500 shares
        issued and outstanding                                   743                 743

   Capital in excess of par value                             40,752              39,492

    Deficit accumulated during the development stage         (41,495)            (40,735)
                                                          ----------           ---------

       Total Stockholders' Equity (deficiency)                   -                  (500)
                                                          ----------           ---------

                                                          $      -             $     -
                                                          ==========           =========




              The accompanying notes are an integral part of these
                             financial statements.



                                             WESTERN GLORY HOLE, INC.
                                          ( Development Stage Company)
                                            STATEMENTS OF OPERATIONS
                            For the Three and Six Months Ended June 30, 2000, and 1999
                        and the Period March 28, 1983 (Date of Inception) to June 30, 2000



                                   Three Months                   Six Months
                                   ------------                   ----------
                              Jun 30,         Jun 30,       Jun 30,         Jun 30,     Mar 28, 1983 to
                               2000            1999          2000            1999        Jun  30, 2000
                             ---------       ---------     ---------       ---------    --------------

REVENUES                     $    -          $   -         $   -           $    -       $      -

EXPENSES                           460           -               760            -              41,495
                             ---------       ---------     ---------       ---------    -------------
NET LOSS                     $    (460)      $   -         $    (760)      $    -       $     (41,495)
                             =========       =========     =========       =========    =============



NET LOSS PER COMMON
   SHARE

   Basic                     $    -          $   -         $   -           $    -
                             ---------       ---------     ---------       ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                     742,500         517,500       742,500         517,500
                             ---------       ---------     ---------       ---------
















                 The accompanying notes are an integral part of
                          these financial statements.


                                     WESTERN GLORY HOLE, INC.
                                   (Development Stage Company)
                                    STATEMENT OF CASH FLOWS
                               For the Six Months Ended June 30,
                        2000, and 1999 and the Period March 28, 1983
                               (Date of Inception) to June 30, 2000



                                                                                Jun 14, 1982
                                                    Jun 30,          Jun 30,     to Jun 30,
                                                     2000             1999          2000
                                                   --------         --------    ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                        $   (760)        $    -      $    (41,495)

       Adjustments to reconcile net loss to
       net cash provided by operating activities


          Contributions to capital - expenses           760              -             1,495


          Net Cash Used in Operations                   -                -           (40,000)
                                                   --------         --------    ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                        -                -              -
                                                   --------         --------    ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock
                                                        -                -            40,000
                                                   --------         --------    ------------

   Net Increase (Decrease) in Cash                      -                -              -

   Cash at Beginning of Period                          -                -              -
                                                   --------         --------    ------------

   Cash at End of Period                           $    -           $    -      $       -
                                                   ========         ========    ============


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses
          - related party                                           $  1,495
                                                                    --------


                 The accompanying notes are an integral part of
                          these financial statements.

                            WESTERN GLORY HOLE, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on March 28, 1983 with the name of "L. Peck Enterprises, Inc." with authorized common stock of 2,500 shares at no par value. On May 27, 1999 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001 in connection with a name change to "Western Glory Hole, Inc".

On May 27, 1999 the Company completed a forward common stock split of 225 shares for each outstanding share. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

The Company has been engaged in the activity of seeking and developing mining properties and was inactive after 1990.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Income Taxes

At June 30, 2000 the Company had a net operating loss carry forward of $42,795. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2005 through 2022.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split.

Financial Instruments

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

                            WESTERN GLORY HOLE, INC.
                          (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  RELATED PARTY TRANSACTIONS

The statement of changes in stockholder's equity shows 742,500 shares of common stock outstanding of which 501,125 shares were issued to related parties.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.

There can be no assurance that they will be successful in this effort.

                           ITEM 2. PLAN OF OPERATIONS



The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital necessary for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to continue operations for the coming year.

Liquidity and Capital Resources

The Company will need additional working capital to finance its planned activity.

Results of Operations

The Company has had no operations during this reporting period.


                               PART 2 - SIGNATURES






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                Western Glory Hole, Inc.
                                                      [Registrant]



                                                 /s/ John Riche
                                                 --------------------------
                                                     John Riche - President

August 1,  2000