Form 10QSB
period 2000-09-30
WESTERN GLORY HOLE INC
filed 2000-11-13
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September  30, 2000
                               ---------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number       000-30415
                       --------------------

                            WESTERN GLORY HOLE, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0632495
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City                       84117
----------------------------------------------                 --------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
               Registrant's telephone number, including area code



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                                Outstanding as of September 30, 2000
---------------------                      ------------------------------------
Common  Stock, $0.001                                        742,500


                                      INDEX

                                                                                                           Page
                                                                                                           Number

PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                               September 30, 2000 and December 31, 1999

                            Statements of Operations
                               For the three and nine  months ended September  30, 2000 and 1999.............5 and the period March 28, 1983 to September 30, 2000

                            Statements of Cash Flows
                                For the nine months ended September 30, 2000 and 1999........................6 and the period March 28, 1983  to September 30, 2000


                            Notes to Financial Statements....................................................7

          ITEM 2.           Plan of Operations...............................................................9

PART II.                    Signatures.......................................................................9



                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Western Glory Hole, Inc. ( development stage company) at September 30, 2000 and December 31 1999, and the related statements of operations for the three and nine months ended September 30, 2000 and 1999 and the period March 28, 1983 to September 30, 2000, the statement of cash flows for the nine months ended September 30, 2000 and 1999, and the period March 28, 1983 to September 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.



                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2000, and December 31, 1999




                                                               Sept 30,    Dec 31,
                                                                 2000       1999
                                                             ----------   --------

ASSETS

CURRENT ASSETS

   Cash                                                        $   -       $   -
                                                              --------    --------

       Total Current Assets                                    $   -       $   -
                                                              ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                          $     -      $    500
                                                              --------    --------

       Total Current Liabilities                                   -           500
                                                              --------    --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        742,500 shares issued and outstanding                      743         743

   Capital in excess of par value                               41,375      39,492

    Deficit accumulated during the development stage           (42,118)    (40,735)
                                                              --------    --------

       Total Stockholders' Equity (deficiency)                     -          (500)
                                                              --------    --------

                                                              $    -      $    -
                                                              ========    ========




              The accompanying notes are an integral part of these
                             financial statements.



                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended September 30, 2000,
 and 1999 and the Period March 28, 1983 (Date of Inception) to September 30, 2000



                             Three Months             Six Months
                       ----------------------    ----------------------
                        Sept 30,     Sept 30,     Sept 30,    Sept 30,    Mar 28, 1983 to
                          2000         1999        2000         1999      Sept  30, 2000
                        --------     --------     -------     --------    ---------------

REVENUES               $     -      $      -     $     -     $     -      $        -

EXPENSES                     623       15,235        1,383       15,235          42,118
                       ---------    ---------    ---------    ---------    ------------

NET LOSS               $    (623)   $ (15,235)   $  (1,383)   $ (15,235)   $    (42,118)
                       =========    =========    =========    =========    ============




NET LOSS PER COMMON
   SHARE

   Basic               $     -      $    (.03)   $     -      $    (.03)
                       ---------    ---------    ---------    ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic               742,500      517,500      742,500      517,500
                       ---------    ---------    ---------    ---------
















              The accompanying notes are an integral part of these
                             financial statements.



                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
                For the Nine Months Ended September 30, 2000, and
  1999 and the Period March 28, 1983 (Date of Inception) to September 30, 2000



                                                                                 Jun 14, 1982
                                                            Sept 30,    Sept 30,  to Sept 30,
                                                             2000         1999        2000
                                                            ------      --------    --------


CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                $ (1,383)   $(15,235)   $(42,118)

       Adjustments to reconcile net loss to
       net cash provided by operating activities


             Change in accounts payable                        (500)        -           -
             Contributions to capital - expenses              1,883         235       2,118



          Net Cash Used in Operations                           -       (15,000)    (40,000)
                                                           --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                   -           -           -
                                                           --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock                   -        15,000      40,000
                                                           --------    --------    --------

   Net Increase (Decrease) in Cash                              -           -           -

   Cash at Beginning of Period                                  -           -           -
                                                           --------    --------    --------

   Cash at End of Period                                   $    -     $     -     $     -
                                                           ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses - related party   $  2,118
                                                           --------


                 The accompanying notes are an integral part of
                          these financial statements.

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



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

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not adopted a policy regarding payment of dividends.

Income Taxes
------------

At September 30, 2000 the Company had a net operating loss carry forward of $42,118. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2005 through 2022.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and Assumptions
-------------------------

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

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

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

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.


                               PART 2 - SIGNATURES






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Western Glory Hole, Inc.
[Registrant]


S/ John Riche
John Riche - President


November 8, 2000