Form 10QSB
period 2001-03-31
WESTERN GLORY HOLE INC
filed 2001-05-09
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 2001
                               --------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------


Commission File number      000-30415
                       ---------------------

                            WESTERN GLORY HOLE, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


           Nevada                                               87-0632495
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1981 East Murray Holiday Rd,  Salt Lake City, Utah                  84117
---------------------------------------------------            ---------------
(Address of principal executive offices)                          (Zip Code)



                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code


                       ----------------------------------
(Former  name,  former  address,  and former  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

      Class                                   Outstanding as of March 31, 2001
     ---------                               -----------------------------------
Common  Stock, $0.001                                     742,500




                                                  INDEX



                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I.

          ITEM 1.      Financial Statements (unaudited).................................................3

                       Balance Sheets...................................................................4
                          March 31, 2001 and December 31, 2000

                       Statements of Operations
                          For the three  months ended March  31, 2001 and 2000..........................5 and the period March 28, 1983 to March 31, 2001
                       Statements of Cash Flows
                           For the three months ended March 31, 2001 and 2000...........................6 and the period March 28, 1983  to March 31, 2001

                       Notes to Financial Statements....................................................7

          ITEM 2.      Plan of Operations...............................................................9

PART II.               Signatures.......................................................................9



                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Western Glory Hole, Inc. ( development stage company) at March 31, 2001 and December 31, 2000, and the related statements of operations for the three months ended March 31, 2001 and 2000 and the period March 28, 1983 to March 31, 2001, the statement of cash flows for the three months ended March 31, 2001 and 2000, and the period March 28, 1983 to March 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.






                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2001, and December 31, 2000

--------------------------------------------------------------------------------



                                                               Mar 31,     Dec 31,
                                                                2001        2000
                                                              --------    --------
ASSETS

CURRENT ASSETS

   Cash                                                       $   --      $   --
                                                              --------    --------

       Total Current Assets                                   $   --      $   --
                                                              ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                           $   --      $  1,600
                                                              --------    --------

       Total Current Liabilities                                  --         1,600
                                                              --------    --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        742,500 shares issued and outstanding                      743         743

   Capital in excess of par value                               43,812      42,003

    Deficit accumulated during the development stage           (44,555)    (44,346)
                                                              --------    --------

       Total Stockholders' Equity (deficiency)                    --        (1,600)
                                                              --------    --------

                                                              $   --      $   --
                                                              ========    ========




   The accompanying notes are an integral part of these financial statements.

                                       4

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001, and 2000
       and the Period March 28, 1983 (Date of Inception) to March 31, 2001

--------------------------------------------------------------------------------



                                Mar 31,         Mar 31,       Mar 28, 1983 to
                                 2001            2000          Mar  31, 2001
                              ---------       ---------       ---------------

REVENUES                      $    --         $    --          $     --

EXPENSES                            209            --              44,555
                              ---------       ---------        ----------

NET LOSS                      $    (209)      $    --          $  (44,555)
                              =========       =========        ==========




NET LOSS PER COMMON
   SHARE

   Basic                      $    --         $    --
                              ---------        ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                      742,500         742,500
                              ---------        ---------






   The accompanying notes are an integral part of these financial statements.




                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 2001, and 2000
       and the Period March 28, 1983 (Date of Inception) to March 31, 2001

--------------------------------------------------------------------------------------------


                                                                                Mar 28, 1983
                                                             Mar 31,    Mar 31,   to Mar 31,
                                                              2001       2000        2001
                                                            --------   --------   ---------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                $   (209)   $   --     $(44,555)

       Adjustments to reconcile net loss to
       net cash provided by operating activities


             Change in accounts payable                      (1,600)       --         --
             Contributions to capital - expenses              1,809                  4,555
                                                            --------   --------   ---------

          Net Cash Used in Operations                          --          --         --
                                                            --------   --------   ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES                                                  --          --         --
                                                            --------   --------   ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock               --          --       40,000
                                                            --------   --------   ---------

   Net Increase (Decrease) in Cash                             --          --         --
                                                            --------   --------   ---------

   Cash at Beginning of Period                                 --          --         --
                                                            --------   --------   ---------
   Cash at End of Period                                    $  --      $   --     $   --
                                                            ========   =========  =========

NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses - related party   $  4,555
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

Income Taxes
------------

At March 31, 2001 the Company had a net operating loss carry forward of $44,555. The tax benefit of $13,367 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2005 through 2022.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


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


                               PART 2 - SIGNATURES



--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                      Western Glory Hole, Inc.
                                                      [Registrant]


                                                       /s/ Fred Hefferon
                                                       -------------------------
                                                       Fred Heferon- President

                                                       /s/ John Riche
                                                       -------------------------
                                                       John Riche, Treasurer
May 8, 2001