Form 10QSB
period 2001-06-30
WESTERN GLORY HOLE INC
filed 2001-08-08
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File number 000-30415

WESTERN GLORY HOLE, INC.
(Exact name of registrant as specified in charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

87-0632495
(I.R.S. Employer Identification No.)

1981 East Murray Holiday Rd, Salt Lake City, Utah 84117
(Address of principal executive offices)

801-272-9294
Registrant's telephone number, including area code

________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of June 30, 2001
Common Stock, $0.001	742,500

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Western Glory Hole, Inc. ( development stage company) at June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six months ended June 30, 2001 and 2000 and the period March 28, 1983 to June 30, 2001, the statement of cash flows for the six months ended June 30, 2001 and 2000, and the period March 28, 1983 to June 30, 2001, have been prepared by the Company’s management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

WESTERN GLORY HOLE, INC.

( Development Stage Company)

BALANCE SHEETS
June 30, 2001, and December 31, 2000

	Jun 30, 2001	Dec 31, 2000
ASSETS

CURRENT ASSETS

Cash	$ --	$ --

Total Current Assets	$ --	$ --

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ --	$ 1,600

Total Current Liabilities	--	1,600

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized, at $0.001 par
value; 742,500 shares issued and outstanding	743	743

Capital in excess of par value	44,432	42,003

Deficit accumulated during the development stage	(45,175)	(44,346)

Total Stockholders' Equity (deficiency)	--	(1,600)

	$ --	$ --

The accompanying notes are an integral part of these financial statements.

WESTERN GLORY HOLE, INC.

( Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2001, and 2000
and the Period March 28, 1983 (Date of Inception) to June 30, 2001

	Three Months		Six Months
	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Mar 28, 1983
	2001	2000	2001	2000	Jun 30, 2001

REVENUES	$--	$--	$--	$--	$--
EXPENSES	620	--	829	--	45,175

NET LOSS	$(620)	$--	$(829)	$--	$(45,175)

NET LOSS PER COMMON SHARE

Basic	$--	$--	$--	$--

AVERAGE OUTSTANDING SHARES
Basic	742,500	742,500	742,500	742,500

The accompanying notes are an integral part of these financial statements.

WESTERN GLORY HOLE, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2001, and 2000
and the Period March 28, 1983 (Date of Inception) to June 30, 2001

	Jun 30, 2001	Jun 30, 2000	Mar 28, 1983 to Jun 30, 2001
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(829)	$--	$(45,175)
Adjustments to reconcile net loss to
net cash provided by operating activities
Change in accounts payable	(1,600)	--	--
Contributions to capital - expenses	2,429	--	5,175

Net Cash Used in Operations	--	--	(40,000)

CASH FLOWS FROM INVESTING ACTIVITIES	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	--	--	40,000

Net Increase (Decrease) in Cash	--	--	--
Cash at Beginning of Period	--	--	--

Cash at End of Period	$--	$--	$--

NON CASH FLOWS FROM OPERATING ACTIVITIES
Contributions to capital - expenses - related party	$5,175

The accompanying notes are an integral part of these financial statements.

WESTERN GLORY HOLE, INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on March 28, 1983 with the name of “L. Peck Enterprises, Inc.” with authorized common stock of 2,500 shares at no par value. On May 27, 1999 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001 in connection with a name change to “Western Glory Hole, Inc”.

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

Income Taxes

At June 30, 2001 the Company had a net operating loss carry forward of $45,175. The tax benefit of $13,552 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2005 through 2022.

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

3. RELATED PARTY TRANSACTIONS

The statement of changes in stockholder’s equity shows 742,500 shares of common stock outstanding of which 501,125 shares were issued to related parties.

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

ITEM 2. PLAN OF OPERATIONS

The Company’s management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

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

PART 2 —SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Western Glory Hole, Inc.
[Registrant]

/s/ Fred Hefferon
Fred Hefferon - President

/s/ John Riche
John Riche, Treasurer

August 8, 2001