Form 10QSB
period 2001-09-30
WESTERN GLORY HOLE INC
filed 2001-11-07
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September  30, 2001
                               ---------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -------------------

Commission File number       000-30415
                       ---------------------


                            WESTERN GLORY HOLE, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

         Nevada                                                 87-0632495
-------------------------------                               --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah                84117
---------------------------------------------------           --------------
(Address of principal executive offices)                        (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code


                               -------------------
             (Former name, former address, and former fiscal year,
                          if changed since lastreport.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

            Class                          Outstanding as of September 30, 2001
          ---------                        -------------------------------------
     Common  Stock, $0.001                              742,500


                                              INDEX

                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I.

          ITEM 1.    Financial Statements (unaudited)..........................................3

                     Balance Sheets............................................................4
                        September 30, 2001 and December 31, 2000

                     Statements of Operations
                        For the three and nine  months ended September  30, 2001 and 2000 .....5 and the period March 28, 1983 to September 30, 2001

                     Statements of Cash Flows
                         For the nine months ended September 31, 2001 and 2000 ................6 and the period March 28, 1983  to September 30, 2001


                     Notes to Financial Statements.............................................7

          ITEM 2.    Plan of Operations........................................................9

PART II.             Signatures................................................................9


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Western Glory Hole, Inc. ( development stage company) at September 30, 2001 and December 31, 2000, and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and the period March 28, 1983 to September 30, 2001, the statement of cash flows for the nine months ended September 30, 2001 and 2000, and the period March 28, 1983 to September 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                             WESTERN GLORY HOLE, INC.
                           ( Development Stage Company)
                                  BALANCE SHEETS
                     September 30, 2001, and December 31, 2000

--------------------------------------------------------------------------------



                                                           Sept 30,     Dec 31,
                                                             2001        2000
                                                           --------    --------
ASSETS

CURRENT ASSETS

   Cash                                                    $   --      $   --
                                                           --------    --------

       Total Current Assets                                $   --      $   --
                                                           ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                        $   --      $  1,600
                                                           --------    --------

       Total Current Liabilities                               --         1,600
                                                           --------    --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        742,500 shares issued and outstanding                   743         743

   Capital in excess of par value                            45,045      42,003

   Deficit accumulated during the development stage         (45,788)    (44,346)
                                                           --------    --------

       Total Stockholders' Equity (deficiency)                 --        (1,600)
                                                           --------    --------

                                                           $   --      $    --
                                                           ========    ========




   The accompanying notes are an integral part of these financial statements.




                                 WESTERN GLORY HOLE, INC.
                               ( Development Stage Company)
                                 STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended September 30, 2001, and 2000
          and the Period March 28, 1983 (Date of Inception) to September 30, 2001

----------------------------------------------------------------------------------------


                             Three Months             Nine Months
                       ----------------------    ----------------------
                        Sept 30,     Sept 30,     Sept 30,     Sept 30,  Mar 28, 1983 to
                         2001          2000         2001        2000      Sept  30, 2001
                       ---------    ---------    ---------    ---------   ------------
REVENUES               $    --      $    --      $    --      $    --     $       --

EXPENSES                     613          628        1,442          628         45,788
                       ---------    ---------    ---------    ---------   ------------

NET LOSS               $    (613)   $    (628)   $  (1,442)   $    (628)  $    (45,788)
                       =========    =========    =========    =========   ============




NET LOSS PER COMMON
   SHARE

   Basic               $    --      $    --      $    --      $    --
                       ---------    ---------    ---------    ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic               742,500      742,500      742,500      742,500
                       ---------    ---------    ---------   ----------











   The accompanying notes are an integral part of these financial statements.




                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 2001, and 2000
     and the Period March 28, 1983 (Date of Inception) to September 30, 2001

--------------------------------------------------------------------------------------


                                                                         Mar 28, 1983
                                                   Sept 30,    Sept 30,   to Sept 30,
                                                     2001        2000        2001
                                                   --------    --------    --------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                        $ (1,442)   $   (628)   $(45,788)


       Adjustments to reconcile net loss to
       net cash provided by operating activities


          Change in accounts payable                 (1,600)        628        --
          Contributions to capital - expenses         3,042        --         5,788
                                                   --------    --------    --------

          Net Cash Used in Operations                  --          --       (40,000)
                                                   --------    --------    --------
CASH FLOWS FROM INVESTING
   ACTIVITIES                                          --          --          --
                                                   --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock              --          --        40,000
                                                   --------    --------    --------

   Net Increase (Decrease) in Cash                     --          --          --

   Cash at Beginning of Period                         --          --          --
                                                   --------    --------    --------
   Cash at End of Period                           $   --      $   --      $   --
                                                   ========    ========    ========

NON CASH FLOWS FROM OPERATING ACTIVITIES

    Contributions to capital - expenses - related party   $  5,788
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

Income Taxes
------------

At September 30, 2001 the Company had a net operating loss carry forward of $45,788. The tax benefit of approximately $13,736 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2005 through 2022.

Basic  Income (Loss) Per Share
------------------------------

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

                                    Western Glory Hole, Inc.
                                           [Registrant]


                                    S/ Fred Heferon
                                    ----------------------------------------
                                    Fred Heferon- President



                                    S/ John Riche
                                    ----------------------------------------
                                    John Riche-  Treasurer
November 7, 2001