Form 10KSB
period 2001-12-31
WESTERN GLORY HOLE INC
filed 2002-03-29
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended     December 31, 2001
                               -------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number     000-30415
                       -----------------

                            WESTERN GLORY HOLE, INC.
          -------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                Nevada                                        87-0632495
---------------------------------------------          ----------------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
            or organization

1981 East Murray Holiday Road, Salt Lake City, Utah             84117
---------------------------------------------------        --------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code        801-272-9294
                                               -----------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge,

                                    Page -1-
in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

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

At December 31, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2001, the registrant had 742,500 shares of common stock issued and outstanding.

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

                                    Page -2-

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I
------
                                                                           Page
                                                                           ----
ITEM 1.   DESCRIPTION OF BUSINESS                                            4

ITEM 2.   DESCRIPTION OF PROPERTIES                                          8

ITEM 3.   LEGAL PROCEEDINGS                                                  8

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  8


PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           8

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          10

ITEM 7.   FINANCIAL STATEMENTS                                               10

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           10


PART III
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                 10

ITEM 10.  EXECUTIVE COMPENSATION                                             13

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                     13

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     15


PART IV
-------

ITEM 13.  EXHIBITS                                                           15



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

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to

                                    Page -4-
between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

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

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

                                    Page -5-

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

Cost and Effects of Compliance with Environmental Laws.

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

                                    Page -7-

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


The Company's does not  own any property


--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


None.

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2001.


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

The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.


                                    Page -8-

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

Results of Operations
---------------------

The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2001.

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

                                    PART III

--------------------------------------------------------------------------------
        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------


General
-------

The following table sets forth certain information regarding the directors and executive officers of the Company:


                                                             POSITION
NAME               AGE                  TITLE                HELD SINCE

FRED  HEFFERON      49          PRESIDENT  AND  DIRECTOR     JANUARY  1999
                                SECRETARY/TREASURER          FEBRUARY 2002

JOHN  RICHE         42          FORMER SECRETARY,            JANUARY  1999 UNTIL
                                TREASURER  AND  DIRECTOR     FEBRUARY 2002

                                    Page -10-

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

     The business experience of each of the persons listed above during the past five years is as follows:

Fred Hefferon: Director, President, Secretary, and Treasurer

     Mr. Hefferon has been employed since 1994 by Rite Aid Phamacies as a store manager. Prior to that he was employed by Payless Drug Stores for many years in various positions, including store manager. Mr. Hefferon holds a Bachelor of Science Degree in Philosophy and Political Science which he received from the University of Utah in 1974

John Riche: Former Director, Treasurer/Secretary

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

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

              (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated

                                    Page -11-
              person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

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

              Name              Position                        Reports  Filed

              NONE

                                    Page -12-

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2001, 2000, and 1999.


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

--------------------------------------------------------------------------------
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:



                                    Page -13-

Name and Address                 Amount and Nature of           Percent
Beneficial Owner                 Beneficial Ownership           of Class

Fred Heferon (pres/dir/Sec/Treas)      12,500                      1.68%
1981 E.  Murray-Holladay Rd.
Salt Lake City, Utah 84117

John Riche (former sec/treas/dir)     212,500                     28.62%
6595 S. W.  Cherry Hill Dr.
Beaverton, Oregon 97008

Russell Noerring                       50,000                      6.73%
5821 Emigration Canyon
Salt Lake City, Utah 84108

Christine Blakely                      56,250                      7.58%
5621 South Magic Island Lane
Murray, Utah 84107

Margaret E.  Miller (1)                34,875                      4.70%
91 Wells Fargo
Dayton, Nevada 89403

Ricky Miller (1)                       36,000                      4.85%
91 Wells Fargo
Dayton, Nevada 89403

William Kurtzweg (1)                   33,750                      4.55%
11383 N.  78th St.
Scottsdale, Arizona 85008

Mary S.  Kurtzweg (1)                  24,750                      3.33%
11383 N.  78th St.
Scottsdale, Arizona 85008

Jane Gore                              45,000                      6.06%
P.O. Box 6432
Scottsdale, Az 85261

All Officers and
Directors as a group                  212,500                      30.30%


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



                                    Page -14-

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

--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                          Page
-----------------                                                          ----

Report of Andersen, Andersen & Strong, Certified Public Accountants         17

Balance Sheets as of December 31, 2001                                      18


Statements of Operations for years ended December 31, 2001,
      and 2000 and the period March 28, 1983 to December 31, 2001           19

Statements of Changes in Stockholders' Equity for the period
      March 28 1983 to December 31, 2001                                    20

Statements of Cash Flows for the years ended December 31, 2001,
      and 2000 and the period March 28, 1983 to December 31, 2001           21

Notes to Financial Statements                                               22


(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
        schedules are included as part of this report:

None.


(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

None.


                                    Page -15-

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

                                         WESTERN GLORY HOLE, INC.
                                         (Registrant)

 Dated: 28th day of March, 2002.         By: s/ Fred Heferon
                                             -----------------------------------
                                             Fred Heferon, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2002.


s/ Fred Heferon
---------------------------------------------
Fred Heferon
Sole Director, President
and Treasurer

                                    Page -16-

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



Board of Directors
Western Glory Hole, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the  accompanying  balance  sheets of Western  Glory Hole,  Inc.
(development stage company) at December 31, 2001 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period March 28, 1983 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Glory Hole, Inc. at December 31, 2001 and the results of operations, and cash flows for the years ended December 31, 2001 and 2000 and the period March 28, 1983 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to for any future planned activity , which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Salt Lake City, Utah
March 20, 2002                               s\Andersen Andersen and Strong LC

                                    Page -18-

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001

--------------------------------------------------------------------------------



ASSETS
CURRENT ASSETS

   Cash                                                                $   --
                                                                       --------

   Total Current Assets                                                $   --
                                                                       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                    $   --
                                                                       --------

   Total Current Liabilities                                               --
                                                                       --------

STOCKHOLDERS' EQUITY

   Common stock
         100,000,000 shares authorized, at $0.001 par value;
         742,500 shares issued and outstanding                              743

   Capital in excess of par value                                        45,658

    Deficit accumulated during the development stage                    (46,401)
                                                                       --------

       Total Stockholders' Deficiency                                      --
                                                                       --------

                                                                       $   --
                                                                       ========




              The accompanying notes are an integral part of these
                             financial statements.

                                    Page -18-

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2001 and 2000 and the
         Period March 28, 1983 (Date of Inception) to December 31, 2001

--------------------------------------------------------------------------------

                                                         March 28, 1983
                              Dec 31,         Dec 31,  (Date of Inception)
                               2001            2000      to Dec 31, 2001
                            ---------       ---------   -----------------

REVENUES                    $    --         $    --         $    --

EXPENSES                        2,055           3,611          46,401
                            ---------       ---------       ---------

NET LOSS                    $  (2,055)      $  (3,611)      $ (46,401)
                            =========       =========       =========




NET LOSS PER COMMON
   SHARE

   Basic                    $    --         $    --
                            ---------       ---------



AVERAGE OUTSTANDING
    SHARES

     Basic                    742,500         742,500
                            ---------       ---------








              The accompanying notes are an integral part of these
                             financial statements.

                                    Page -19-

                                     WESTERN GLORY HOLE, INC.
                                   ( Development Stage Company)
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Period March 28, 1983 (Date of Inception) to December 31, 2001

---------------------------------------------------------------------------------------------------

                                                           Common Stock       Capital in
                                                        -------------------   Excess of  Accumulated
                                                         Shares     Amount    Par Value  Deficit
                                                        --------   --------   --------   --------
Balance March 28,  1983 (date of inception)                 --     $   --     $   --     $   --

Issuance of common stock for cash                         45,000         45      1,955       --
    at $.044 - February 9, 1989
Issuance of common stock for cash                         40,500         41      1,759       --
   at $.044 - May  13, 1989
Issuance of common stock for cash
    at $.044 - July 17, 1989                              27,000         27      1,173       --
Net operating loss for the year ended
    December 31, 1989                                       --         --         --       (5,000)
Issuance of common stock for cash
    at $.044 - January 25, 1990                          180,000        180      7,820       --
Issuance of common stock for cash
    at $.044 - March 15, 1990                            135,000        135      5,865       --
Issuance of common stock for cash
    at $.067 - June 19, 1990                              90,000         90      5,910       --
Net operating loss for the year ended
    December 31, 1990                                       --         --         --      (20,000)
Issuance of common stock for cash
    at $.20 - May 28, 1999                                25,000         25      4,975       --
Issuance of common stock for cash
    at $.05 - private offering - December 1999           200,000        200      9,800       --
Contribution to capital - expenses - related party          --         --          235       --
Net operating loss for year ended
    December 31, 1999                                       --         --         --      (15,735)
Contributions to capital - expenses - related parties       --         --        2,511       --
Net operating loss for year ended
    December 31, 2000                                       --         --         --       (3,611)
                                                        --------   --------   --------   --------

Balance December 31, 2000                                742,500        743     42,003    (44,346)

Contributions to capital - expenses - related parties       --         --        3,655       --
Net operating loss for the year
   ended December 31, 2001                                  --         --         --       (2,055)
                                                        --------   --------   --------   --------

Balance December 31, 2001                                742,500   $    743   $ 45,658   $(46,401)
                                                        ========   ========   ========   ========



         The accompanying notes are an integral part of these financial statements.

                                    Page -20-


                                     WESTERN GLORY HOLE, INC.
                                   ( Development Stage Company)
                                      STATEMENT OF CASH FLOWS
                   For the Years Ended December 31, 2001 and 2000 and the Period
                      March 28, 1983 (Date of Inception) to December 31, 2001

------------------------------------------------------------------------------------------------


                                                                                 March 28, 1983
                                                          Dec 31,      Dec 31, (Date of Inception)
                                                           2001         2000     to Dec 31, 2001
                                                         --------     --------  -----------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                              $ (2,055)    $ (3,611)    $(46,401)

       Adjustments to reconcile net loss to
       net cash provided by operating
       activities

            Changes in accounts payable                    (1,600)       1,100        1,600
            Contributions to capital                        3,655        2,511        4,801
                                                         --------     --------     --------

          Net Cash Used in Operations                        --           --        (40,000)
                                                         --------     --------     --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                             --           --           --
                                                         --------     --------     --------
CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock
                                                             --           --         40,000
                                                         --------     --------     --------
   Net Increase (Decrease) in Cash                           --           --           --

   Cash at Beginning of Period                               --           --           --
                                                         --------     --------     --------

   Cash at End of Period                                 $   --       $   --       $   --
                                                         ========     ========     ========

NON CASH FLOWS FROM OPERATING ACTIVITIES

Contributions to capital - expenses - related parties    $  6,401
                                                         --------



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

The Company has been engaged in the activity of seeking and developing mining properties and became inactive after 1990.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.


Dividend Policy
---------------

The Company has not adopted a policy regarding payment of dividends.


Income Taxes
------------

At December 31, 2001 the Company had a net operating loss carry forward of $46,401. The tax benefit of approximately $13,920 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2005 through 2022.


Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split.


Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.



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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 30% of the outstanding common stock of the Company and made contributions to capital by the payment of Company expenses amounting to $6,401.

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






                                    Page -23-