Form 10QSB
period 2002-03-31
WESTERN GLORY HOLE INC
filed 2002-05-10
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 2002
                               -------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from            to
                               ----------    -----------

Commission File number      000-30415
                       -------------------

                            WESTERN GLORY HOLE, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

            Nevada                                              87-0632495
-------------------------------                               --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah                84117
--------------------------------------------------          -----------------
(Address of principal executive offices)                       (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                           --------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

             Class                          Outstanding as of March 31, 2002
           ---------                        --------------------------------
      Common  Stock, $0.001                              742,500

                                      INDEX

                                                                           Page
                                                                          Number
PART I.

          ITEM 1.  Financial Statements (unaudited)..........................3

                   Balance Sheets............................................4
                      March 31, 2002 and December 31, 2001

                   Statements of Operations
                      For the three months ended March 31, 2002 and 2001 ..5 and the period March 28, 1983 to March 31, 2002

                   Statements of Cash Flows
                       For the three months ended March 31, 2002 and 2001 ...6 and the period March 28, 1983 to March 31, 2002

                   Notes to Financial Statements.............................7

          ITEM 2.  Plan of Operations........................................9

PART II.           Signatures................................................9

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Western Glory Hole, Inc. ( development stage company) at March 31, 2002 and December 31, 2001, and the related statements of operations, and the statements of cash flows for the three months ended March 31, 2002 and 2001 and the period March 28, 1983 to March 31, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2002 and December 31, 2001

------------------------------------------------------------------------------



                                                        Mar 31,     Dec 31,
                                                         2002        2001
                                                       --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                $   --      $   --
                                                       --------    --------

       Total Current Assets                            $   --      $   --
                                                       ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                    $   --      $   --
                                                       --------    --------

       Total Current Liabilities                           --          --
                                                       --------    --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par
     value; 742,500 shares issued and outstanding           743         743

   Capital in excess of par value                        47,292      45,658

   Deficit accumulated during the development stage     (48,035)    (46,401)
                                                       --------    --------

       Total Stockholders' Equity (deficiency)             --          --
                                                       --------    --------

                                                       $   --      $   --
                                                       ========    ========




              The accompanying notes are an integral part of these
                             financial statements.

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002, and 2001
       and the Period March 28, 1983 (Date of Inception) to March 31, 2002

--------------------------------------------------------------------------------



                                    Mar 31,           Mar 31,    Mar 28, 1983 to
                                     2002              2001       Mar  31, 2002
                                  ---------         ---------    ---------------

REVENUES                          $    --           $    --         $    --

EXPENSES                              1,634               209          48,035
                                  ---------         ---------       ---------

NET LOSS                          $  (1,634)        $    (209)      $ (48,035)
                                  =========         =========       =========




NET LOSS PER COMMON
   SHARE

   Basic                          $    --           $    --
                                  ---------         ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                          742,500           742,500
                                  ---------         ---------











                 The accompanying notes are an integral part of
                          these financial statements.




                                       WESTERN GLORY HOLE, INC.
                                     ( Development Stage Company)
                                       STATEMENT OF CASH FLOWS
                         For the Three Months Ended March 31, 2002, and 2001
                 and the Period March 28, 1983 (Date of Inception) to March 31, 2002

------------------------------------------------------------------------------------------------------


                                                                                          Mar 28, 1983
                                                               Mar 31,        Mar 31,      to Mar 31,
                                                                2002           2001           2002
                                                              --------       --------       --------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                   $ (1,634)      $   (209)      $(48,035)


       Adjustments to reconcile net loss to
       net cash provided by operating activities


             Changes in accounts payable                          --           (1,600)
             Contributions to capital - expenses                 1,634          1,809          8,035


          Net Cash Used in Operations                             --             --          (40,000)
                                                              --------       --------       --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                  --             --             --
                                                              --------       --------       --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock                  --             --           40,000
                                                              --------       --------       --------

   Net Increase (Decrease) in Cash                                --             --             --

   Cash at Beginning of Period                                    --             --             --
                                                              --------       --------       --------

   Cash at End of Period                                      $   --         $   --         $   --
                                                              ========       ========       ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses - related party      $  8,035
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


Income Taxes
------------

At March 31, 2002 the Company had a net operating loss carry forward of $48,035. The tax benefit of approximately $14,410 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2005 through 2023.


Basic  Net Income (Loss) Per Share
----------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock split.


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


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 30% of the outstanding common stock of the Company and made contributions to capital by the payment of Company expenses amounting to $8,035.


4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is no working capital for any future planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term debt, and contributions to capital by officers, which will enable the Company to conduct operations for the coming year.

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


                                                    Western Glory Hole, Inc.
                                                           [Registrant]

                                                    s/ Fred Heferon
                                                    -------------------------
                                                    Fred Heferon
                                                    President and Treasurer

May 9, 2002