Form 10QSB
period 2002-06-30
WESTERN GLORY HOLE INC
filed 2002-08-19
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended        June  30, 2002
                                  -----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                 to
                                  ----------------    ------------------

    Commission File number       000-30415
                          -----------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

              Class                           Outstanding as of June 30, 2002
            ---------                         -------------------------------
       Common  Stock, $0.001                               742,500



                                      INDEX

                                                                              Page
                                                                             Number
                                                                             ------
PART I.

   ITEM 1.  Financial Statements (unaudited)...................................3

            Balance Sheets.....................................................4
               June 30, 2002 and December 31, 2001

            Statements of Operations
               For the three and six  months ended June  30, 2002 and 2001 ....5 and the period March 28, 1983 to June 30, 2002

            Statements of Cash Flows
               For the six months ended June 30, 2002 and 2001.................6 and the period March 28, 1983  to June 30, 2002

            Notes to Financial Statements......................................7

   ITEM 2.  Plan of Operations.................................................9

PART II.    Signatures.........................................................9


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Western Glory Hole, Inc. ( development stage company) at June 30, 2002 and December 31, 2001, and the related statements of operations, and the statements of cash flows for the three and six months ended June 30, 2002 and 2001 and the period March 28, 1983 to June 30, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                       June 30, 2002 and December 31, 2001

--------------------------------------------------------------------------------



                                                            Jun 30,     Dec 31,
                                                             2002         2001
                                                           --------    --------

ASSETS
CURRENT ASSETS

   Cash                                                    $   --      $   --
                                                           --------    --------

       Total Current Assets                                $   --      $   --
                                                           ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                        $   --      $   --
                                                           --------    --------

       Total Current Liabilities                               --          --
                                                           --------    --------


STOCKHOLDERS' EQUITY

   Common stock
     100,000,000 shares authorized, at $0.001 par
     value; 742,500 shares issued and outstanding               743         743

   Capital in excess of par value                            47,889      45,658

   Deficit accumulated during the development stage         (48,632)    (46,401)
                                                           --------    --------

       Total Stockholders' Equity (deficiency)                 --          --
                                                           --------    --------

                                                           $   --      $   --
                                                           ========    ========




              The accompanying notes are an integral part of these
                             financial statements.




                                    WESTERN GLORY HOLE, INC.
                                  ( Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                   For the Three and Six Months Ended June 30, 2002, and 2001
               and the Period March 28, 1983 (Date of Inception) to June 30, 2002

-----------------------------------------------------------------------------------------------


                                    Three Months            Six Months
                            ----------------------    ----------------------
                              Jun 30,      Jun 30,      Jun 30,      Jun 30,    Mar 28, 1983 to
                               2002         2001         2002         2001       Jun  30, 2002
                            ---------    ---------    ---------    ---------    --------------

REVENUES                    $    --      $    --      $    --      $    --      $         --

EXPENSES                          597          620        2,231          829            48,632
                            ---------    ---------    ---------    ---------    --------------

NET LOSS                    $    (597)   $    (620)   $  (2,231)   $    (829)   $      (48,632)
                            =========    =========    =========    =========    ==============




NET LOSS PER COMMON SHARE

   Basic                    $    --      $    --      $    --      $    --
                            ---------    ---------    ---------    ---------




AVERAGE OUTSTANDING
    SHARES

     Basic                    742,500      742,500      742,500      742,500
                            ---------    ---------    ---------    ---------










                         The accompanying notes are an integral part of
                                  these financial statements.



                                   WESTERN GLORY HOLE, INC.
                                 ( Development Stage Company)
                                    STATEMENT OF CASH FLOWS
                       For the Six Months Ended June 30, 2002, and 2001
              and the Period March 28, 1983 (Date of Inception) to June 30, 2002

---------------------------------------------------------------------------------------------


                                                                                 Mar 28, 1983
                                                          Jun 30,     Jun 30,     to Jun 30,
                                                           2002        2001          2002
                                                         --------    --------    ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                              $ (2,231)   $   (829)   $    (48,632)


       Adjustments to reconcile net loss to
       net cash provided by operating activities


       Changes in accounts payable                           --        (1,600)           --
       Contributions to capital - expenses                  2,231       2,429           8,632


       Net Cash Used in Operations                           --          --           (40,000)
                                                         --------    --------    ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                             --          --              --
                                                         --------    --------    ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock                    --          --            40,000
                                                         --------    --------    ------------

   Net Increase (Decrease) in Cash                           --          --              --

   Cash at Beginning of Period                               --          --              --
                                                         --------    --------    ------------

   Cash at End of Period                                 $   --      $   --      $       --
                                                         ========    ========    ============


NON CASH FLOWS FROM OPERATING ACTIVITIES

   Contributions to capital - expenses - related party   $  8,632
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

Income Taxes
------------

At June 30, 2002 the Company had a net operating loss carry forward of $48,632. The tax benefit of approximately $14,590 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2005 through 2023.

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 30% of the outstanding common stock of the Company and made contributions to capital by the payment of Company expenses amounting to $8,632.

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


                                       Western Glory Hole, Inc.
                                       [Registrant]


                                       S/ Fred Hefferon
                                       -----------------------------------------
                                       Fred Hefferon- President & Treasurer
August 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Western Glory Hole, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Fred Hefferon, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




S/ Fred Heferon
-----------------------
Chief Executive Officer

August 13, 2002