Form 10KSB
period 2002-12-31
WESTERN GLORY HOLE INC
filed 2003-03-28
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2002
                                             -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                  to
                                    ----------------    ----------------

Commission File number      000-30415
                       ------------------

                            WESTERN GLORY HOLE, INC.
          -------------------------------------------------------------
               (Exact name of registrant as specified in charter)

            Nevada                                           87-0632495
--------------------------------------------           ----------------------
State or other jurisdiction of incorporation         (I.R.S. Employer I.D. No.)
 or organization

1981 East Murray Holiday Road , Salt Lake City, Utah           84117
----------------------------------------------------    ---------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code        801-272-9294
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


                                    Page -1-

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

At December 31, 2002, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2002, the registrant had 742,500 shares of common stock issued and outstanding.

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

                                    Page -2-

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I
------
                                                                            Page
                                                                            ----

ITEM 1.    DESCRIPTION OF BUSINESS                                            4

ITEM 2.    DESCRIPTION OF PROPERTIES                                          8

ITEM 3.    LEGAL PROCEEDINGS                                                  8

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  8

PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           8

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          9

ITEM 7.    FINANCIAL STATEMENTS                                               10

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                           10

PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                 10

ITEM 10.   EXECUTIVE COMPENSATION                                             13

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                     13

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     15

PART IV
-------

ITEM 13.   EXHIBITS                                                           15



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

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common

                                    Page -4-
stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

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

Status of any Publicly Announced New Product or Service.

     None; not applicable.

Competitive Business Conditions.

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources

                                    Page -6-
and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

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

Effect of Existing or Probable Governmental Regulations on Business.

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34- 30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

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

Cost and Effects of Compliance with Environmental Laws.

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on

                                    Page -7-
any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

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


None.

--------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

--------------------------------------------------------------------------------


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2002.


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

                                    Page -9-

Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.


Liquidity and Capital Resources
-------------------------------

In the past the Company has paid its expenses by selling shares of its common stock to its officers and directors and by officers' contributions to capital. The Company anticipates that it will continue to pay its expenses by contributions from its officers.

Results of Operations
---------------------

The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2002.


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


--------------------------------------------------------------------------------

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------


The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure, however, there has been a change in the name of the certified public accountants from Andersen Andersen & Strong LC to Sellers and Andersen LLC.


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

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


General
-------

The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                    Page -10-

                                                                POSITION
NAME               AGE                   TITLE                 HELD  SINCE
----               ---                   -----                 -----------

FRED  HEFFERON      50          PRESIDENT  AND  DIRECTOR     JANUARY  1999
                                SECRETARY/TREASURER          FEBRUARY 8, 2002

JOHN  RICHE         43          SECRETARY/TREASURER          JANUARY  1999 UNTIL
                                AND  DIRECTOR                FEBRUARY 8, 2002

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

     The business experience of each of the persons listed above during the past five years is as follows:

Fred Hefferon: Director and President since January 1999 and Secretary/ Treasurer since February 8, 2002

     Mr. Hefferon has been employed since 1994 by Rite Aid Phamacies as a store manager. Prior to that he was employed by Payless Drug Stores for many years in various positions, including store manager. Mr. Hefferon holds a Bachelor of Science Degree in Philosophy and Political Science which he received from the University of Utah in 1974

John Riche:  Director,  Treasurer/Secretary  from January 1999 until February 8,
2002

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


                                    Page -11-

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

The following table sets forth as of December 31, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

              Name                   Position               Reports  Filed
              ----                   --------               --------------

              NONE

                                    Page -12-

--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2002, 2001, and 2000.

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

--------------------------------------------------------------------------------

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------



The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 2002, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:



                                    Page -13-

Name and Address                        Amount and Nature of            Percent
Beneficial Owner                        Beneficial Ownership            of Class
----------------                        --------------------            --------

Fred Hefferon (officer/dir)               12,500                         1.68%
1981 E.  Murray-Holladay Rd.
Salt Lake City, Utah 84117

John Riche (former officer/dir)          212,500                        28.62%
6595 S. W.  Cherry Hill Dr.
Beaverton, Oregon 97008

Russell Noerring                          50,000                         6.73%
5821 Emigration Canyon
Salt Lake City, Utah 84108

Christine Blakely                         56,250                         7.58%
5621 South Magic Island Lane
Murray, Utah 84107

Margaret E.  Miller (1)                   34,875                         4.70%
91 Wells Fargo
Dayton, Nevada 89403

Ricky Miller (1)                          36,000                         4.85%
91 Wells Fargo
Dayton, Nevada 89403

William Kurtzweg (1)                      33,750                         4.55%
11383 N.  78th St.
Scottsdale, Arizona 85008

Mary S.  Kurtzweg (1)                     24,750                         3.33%
11383 N.  78th St.
Scottsdale, Arizona 85008

Jane Gore                                 45,000                         6.06%
P.O. Box 6432
Scottsdale, Az 85261

All Officers and
Directors as a group                     212,500                        30.30%

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

--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) (1) Financial Statements. The following financial statements are included in this report:


Title of Document                                                           Page
-----------------                                                           ----

Report of Sellers and Andersen, Certified Public Accountants                 18

Balance Sheets as of December 31, 2002                                       19

Statements of Operations for years ended December 31, 2002,  and 2001
      and the period March 28, 1983 to December 31, 2002                     20

Statements of Changes in Stockholders' Equity for the period March 28 1983
      to December 31, 2002                                                   21

                                    Page -15-

Statements of Cash Flows for the years ended December 31, 2002, and
    2000 and the period March 28, 1983 to December 31, 2002                  22

Notes to Financial Statements                                                23

(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
        schedules are included as part of this report:

None.

(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

99.1 Certifications, dated March 26, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WESTERN GLORY HOLE, INC.
                                           (Registrant)

  Dated: 26th day of March, 2003.          By: S/ Fred Hefferon
                                              ----------------------------------
                                           Fred Hefferon, President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 2003.


 S/ Fred Hefferon
------------------------------
Fred Hefferon, Director, Chief
Executive Officer and Treasurer






                                    Page -16-

                                 CERTIFICATIONS

I, as President, Chief Executive Officer, Secretary, and Chief financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly  during  the  period  in which  this  annual  report  is being prepared;
          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers, if any, and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                   S/ Fred Hefferon
                                       -----------------------------------------
                                       Fred Hefferon, President, CEO, SEC. & CFO



                                    Page -17-

SELLERS AND ANDERSEN, L.L.C.
----------------------------
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA          941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098



Board of Directors
Western Glory Hole, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the  accompanying  balance  sheets of Western  Glory Hole,  Inc.
(development stage company) at December 31, 2002 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and the period March 28, 1983 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Glory Hole, Inc. at December 31, 2002 and the results of operations, and cash flows for the years ended December 31, 2002 and 2001 and the period March 28, 1983 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its future planned activity , which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
March 10, 2003                                      s\Sellers and Andersen LLC

                                    Page -18-

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2002

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
                                                                       --------

STOCKHOLDERS' EQUITY

   Common stock
         100,000,000 shares authorized, at $0.001 par value;
         742,500 shares issued and outstanding                              743

   Capital in excess of par value                                        49,088

   Deficit accumulated during the development stage                     (49,831)
                                                                       --------

       Total Stockholders' Deficiency                                      --
                                                                       --------

                                                                       $   --
                                                                       ========




   The accompanying notes are an integral part of these financial statements.

                                    Page -19-

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2002 and 2001 and the
         Period March 28, 1983 (Date of Inception) to December 31, 2002

--------------------------------------------------------------------------------

                                                               March 28,  1983
                               Dec 31,          Dec 31,      (Date of Inception)
                                2002             2001          to Dec 31, 2002
                              ---------        ---------        --------------

REVENUES                      $    --          $    --          $         --

EXPENSES                          3,430            2,055                49,831
                              ---------        ---------        --------------

NET LOSS                      $  (3,430)       $  (2,055)       $      (49,831)
                              =========        =========        ==============




NET LOSS PER COMMON
   SHARE

   Basic                      $    --          $    --
                              ---------        ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                      742,500          742,500
                              ---------        ---------












   The accompanying notes are an integral part of these financial statements.

                                    Page -20-


                                             WESTERN GLORY HOLE, INC.
                                           ( Development Stage Company)
                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          Period March 28, 1983 (Date of Inception) to December 31, 2002

--------------------------------------------------------------------------------------------------------------

                                                                                    Capital in
                                                          Common Stock              Excess of      Accumulated
                                                     Shares          Amount         Par Value        Deficit
                                                  ------------    ------------    ------------    ------------
Balance March 28,  1983 (date of inception)               --      $       --      $       --      $       --

Issuance of common stock for cash                       45,000              45           1,955            --
    at $.044 - February 9, 1989
Issuance of common stock for cash                       40,500              41           1,759            --
   at $.044 - May  13, 1989
Issuance of common stock for cash
    at $.044 - July 17, 1989                            27,000              27           1,173            --
Net operating loss for the year ended
    December 31, 1989                                     --              --              --            (5,000)
Issuance of common stock for cash
    at $.044 - January 25, 1990                        180,000             180           7,820            --
Issuance of common stock for cash
    at $.044 - March 15, 1990                          135,000             135           5,865            --
Issuance of common stock for cash
    at $.067 - June 19, 1990                            90,000              90           5,910            --
Net operating loss for the year ended
    December 31, 1990                                     --              --              --           (20,000)
Issuance of common stock for cash
    at $.20 - May 28, 1999                              25,000              25           4,975            --
Issuance of common stock for cash
    at $.05 - private offering - December 1999         200,000             200           9,800            --
Contribution to capital - expenses                        --              --               235            --
Net operating loss for year ended
    December 31, 1999                                     --              --              --           (15,735)
Contributions to capital - expenses                       --              --             2,511            --
Net operating loss for year ended
    December 31, 2000                                     --              --              --            (3,611)
Contributions to capital - expenses                       --              --             3,655            --
Net operating loss for the year
   ended December 31, 2001                                --              --              --            (2,055)
Contributions to capital - expenses                       --              --             3,430            --
Net operating loss for the year
   ended December 31, 2002                                --              --              --            (3,430)
                                                  ------------    ------------    ------------    ------------

Balance December 31, 2002                              742,500    $        743    $     49,088    $    (49,831)
                                                  ============    ============    ============    ============


                    The accompanying notes are an integral part of these financial statements.

                                                     Page -21-

                                       WESTERN GLORY HOLE, INC.
                                     ( Development Stage Company)
                                       STATEMENT OF CASH FLOWS
                        For the Years Ended December 31, 2002 and 2001 and the
                    Period March 28, 1983 (Date of Inception) to December 31, 2002

----------------------------------------------------------------------------------------------------


                                                                                    March 28, 1983
                                                          Dec 31,      Dec 31,   (Date of Inception)
                                                           2002         2001       to Dec 31, 2002
                                                         --------     --------     --------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                              $ (3,430)    $ (2,055)    $      (49,831)

       Adjustments to reconcile net loss to
       net cash provided by operating
       activities

              Changes in accounts payable                    --         (1,600)             1,600
              Contributions to capital                      3,430        3,655              8,231
                                                         --------     --------     --------------

          Net Cash Used in Operations                        --           --              (40,000)
                                                         --------     --------     --------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                             --           --                 --
                                                         --------     --------     --------------
CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock                    --           --               40,000
                                                         --------     --------     --------------
   Net Increase (Decrease) in Cash                           --           --                 --

   Cash at Beginning of Period                               --           --                 --
                                                         --------     --------     --------------

   Cash at End of Period                                 $   --       $   --       $         --
                                                         ========     ========     ==============

NON CASH FLOWS FROM OPERATING ACTIVITIES

Contributions to capital - expenses - related parties    $  3,430     $  3,655     $        8,231
                                                         --------     --------     --------------



              The accompanying notes are an integral part of these financial statements.

                                              Page -22-

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

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


Income Taxes
------------

At December 31, 2002 the Company had a net operating loss carry forward of $49,831. The tax benefit of approximately $14,949 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2005 through 2023.


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




                                    Page -23-

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2002

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.


Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.


Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.


Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.


Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.


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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and former officers-directors have acquired 30% of the outstanding common stock of the Company and made contributions to capital by the payment of Company expenses amounting to $8,231.

                                    Page -24-

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2002

--------------------------------------------------------------------------------


4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional contributions to capital by payment of Company expenses, and additional equity funding which will enable the Company to conduct operations for the coming year.






                                    Page -25-