Form 10QSB
period 2003-03-31
WESTERN GLORY HOLE INC
filed 2003-05-06
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 2003
                               ------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------


                        Commission File number 000-30415
                                               ---------

                            WESTERN GLORY HOLE, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                               87-0632495
-------------------------------                                 --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                  84117
-----------------------------------------------------          -----------------
(Address of principal executive offices)                           (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                       ___________________________________
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                  Outstanding as of March 31, 2003
                ---------                --------------------------------
           Common  Stock, $0.001                     742,500

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.

   ITEM 1.Financial Statements (unaudited).................................3

          Balance Sheets...................................................4
             March 31, 2003 and December 31, 2002

          Statements of Operations
             For the three  months ended March  31, 2003 and 2002..........5 and the period March 28, 1983 to March 31, 2003
          Statements of Cash Flows
              For the three months ended March 31, 2003 and 2002...........6 and the period March 28, 1983  to March 31, 2003

          Notes to Financial Statements....................................7

   ITEM 2.Plan of Operations..............................................10

PART II.  Signatures......................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Western Glory Hole, Inc. ( development stage company) at March 31, 2003 and December 31, 2002, and the related statements of operations, and cash flows, for the three months ended March 31, 2003 and 2002 and the period March 28, 1983 to March 31, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2003, and December 31, 2002

--------------------------------------------------------------------------------



                                                            Mar 31,     Dec 31,
                                                             2003        2002
                                                           --------    --------
ASSETS

CURRENT ASSETS

   Cash                                                    $   --      $   --
                                                           --------    --------

       Total Current Assets                                $   --      $   --
                                                           ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                        $   --      $   --
                                                           --------    --------

       Total Current Liabilities                               --          --
                                                           --------    --------


STOCKHOLDERS' EQUITY

   Common stock
       100,000,000 shares authorized, at $0.001 par value;
       742,500 shares issued and outstanding                    743         743

   Capital in excess of par value                            50,984      49,088

   Deficit accumulated during the development stage         (51,726)    (49,831)
                                                           --------    --------

       Total Stockholders' Equity (deficiency)                 --          --
                                                           --------    --------

                                                           $   --      $   --
                                                           ========    ========



              The accompanying notes are an integral part of these
                             financial statements.

                                                      WESTERN GLORY HOLE,  INC.
                                                    ( Development Stage Company)
                                                      STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 2003, and 2002 and the
          Period March 28, 1983 (Date of Inception) to March 31, 2003

-------------------------------------------------------------------------------



                           Mar 31,         Mar 31,        Mar 28, 1983 to
                            2003            2002           Mar  31, 2003
                          ---------       ---------       ---------------

REVENUES                  $    --         $    --         $          --

EXPENSES                      1,895           1,634                51,726
                          ---------       ---------       ---------------

NET LOSS                  $  (1,895)      $  (1,634)      $       (51,726)
                          =========       =========       ===============




NET LOSS PER COMMON
   SHARE

   Basic                  $    --         $    --
                          ---------       ---------



AVERAGE OUTSTANDING
    SHARES

     Basic                  742,500         742,500
                          ---------       ---------















                 The accompanying notes are an integral part of
                          these financial statements.


                                  WESTERN GLORY HOLE, INC.
                                ( Development Stage Company)
                                   STATEMENT OF CASH FLOWS
                 For the Three Months Ended March 31, 2003, and 2002 and the
                 Period March 28, 1983 (Date of Inception) to March 31, 2003

---------------------------------------------------------------------------------------------


                                                                                 Mar 28, 1983
                                                            Mar 31,     Mar 31,   to Mar 31,
                                                             2003        2002        2003
                                                           --------    --------    --------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                $ (1,895)   $ (1,634)   $(51,726)


       Adjustments to reconcile net loss to
       net cash provided by operating activities


             Change in accounts payable                        --          --          --
             Contributions to capital - expenses              1,895       1,634      11,726


          Net Cash Used in Operations                          --          --       (40,000)
                                                           --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                              --           --          --
                                                           --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock                      --          --        40,000
                                                           --------    --------    --------

   Net Increase (Decrease) in Cash                             --          --          --

   Cash at Beginning of Period                                 --          --          --
                                                           --------    --------    --------

   Cash at End of Period                                   $   --      $   --      $   --
                                                           ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses - related party   $ 11,726
                                                           --------


                       The accompanying notes are an integral part of
                                 these financial statements.

                                             -6-

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003

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


Income Taxes
------------

At March 31, 2003 the Company had a net operating loss carry forward of $51,726. The tax benefit of $15,518 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2005 through 2024.


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

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003

-------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 67% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $11,726.

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003

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

                                        Western Glory Hole, Inc.
                                        [Registrant]


                                        S/ Fred Heferon
                                        ---------------------------------------
                                        Fred Hefferon- President & Treasurer
May 2, 2003

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

Date:May 2, 2003                         S/ Fred Heferon
                                         ---------------------------------
                                         Fred Heferon, CEO & CFO