Form 10QSB
period 2003-06-30
WESTERN GLORY HOLE INC
filed 2003-08-08
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        June  30, 2003
                               ---------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                  to
                               ----------------    -------------

                        Commission File number 000-30415
                                              ----------

                            WESTERN GLORY HOLE, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0632495
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
-----------------------------------------------------          ----------------
(Address of principal executive offices)                          (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                            -------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                     Outstanding as of June 30, 2003
                ---------                   -------------------------------
           Common  Stock, $0.001                       742,500

                                      INDEX

                                                                           Page
                                                                          Number
PART I.

  ITEM 1.   Financial Statements (unaudited)...................................3

            Balance Sheets.....................................................4
               June 30, 2003 and December 31, 2002

            Statements of Operations
               For the three and six  months ended June  30, 2003 and 2002.....5 and the period March 28, 1983 to June 30, 2003

            Statements of Cash Flows
                For the six months ended June 30, 2003 and 2002................6 and the period March 28, 1983  to June 30, 2003

            Notes to Financial Statements......................................7

  ITEM 2.   Plan of Operations................................................10

PART II.    Signatures........................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Western Glory Hole, Inc. ( development stage company) at June 30, 2003 and December 31, 2002, and the related statements of operations, and cash flows, for the three and six months ended June 30, 2003 and 2002 and the period March 28, 1983 to June 30, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.



                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      June 30, 2003, and December 31, 2002

---------------------------------------------------------------------------------



                                                               Jun 30,     Dec 31,
                                                                2003        2002
                                                              --------    --------
ASSETS

CURRENT ASSETS

   Cash                                                       $   --      $   --
                                                              --------    --------

       Total Current Assets                                   $   --      $   --
                                                              ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                           $   --      $   --
                                                              --------    --------

       Total Current Liabilities                                  --          --
                                                              --------    --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        742,500 shares issued and outstanding                      743         743

   Capital in excess of par value                               51,544      49,088

    Deficit accumulated during the development stage           (52,287)    (49,831)
                                                              --------    --------

       Total Stockholders' Equity (deficiency)                    --          --
                                                              --------    --------

                                                              $   --      $   --
                                                              ========    ========




              The accompanying notes are an integral part of these
                             financial statements.

                                       -4-




                                 WESTERN GLORY HOLE, INC.
                               ( Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                For the Three and Six Months Ended June 30, 2003, and 2002
            and the Period March 28, 1983 (Date of Inception) to June 30, 2003

----------------------------------------------------------------------------------------


                           Three Months                Six Months
                       Jun 30,      Jun 30,      Jun 30,      Jun 30,     Mar 28, 1983 to
                        2003         2002         2003         2002       Jun  30, 2003
                      ---------    ---------    ---------    ---------    --------------
REVENUES              $    --      $    --      $    --      $    --      $         --

EXPENSES                    561          597        2,456        2,231            52,287
                      ---------    ---------    ---------    ---------    --------------

NET LOSS              $    (561)   $    (597)   $  (2,456)   $  (2,231)   $      (52,287)
                      =========    =========    =========    =========    ==============




NET LOSS PER COMMON
   SHARE

   Basic              $    --      $    --      $    --      $    --
                      ---------    ---------    ---------    ---------



AVERAGE OUTSTANDING
    SHARES

     Basic              742,500      742,500      742,500      742,500
                      ---------    ---------    ---------    ---------








                      The accompanying notes are an integral part of
                               these financial statements.

                                            -5-


                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
            For the Six Months Ended June 30, 2003, and 2002 and the
           Period March 28, 1983 (Date of Inception) to June 30, 2003

---------------------------------------------------------------------------------------------


                                                                                 Mar 28, 1983
                                                            Jun 30,     Jun 30,   to Jun 30,
                                                             2003        2002        2003
                                                           --------    --------    --------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                $ (2,456)   $ (2,231)   $(52,287)


       Adjustments to reconcile net loss to
       net cash provided by operating activities



          Contributions to capital - expenses                 2,456       2,231      12,287


          Net Cash Used in Operations                          --          --       (40,000)
                                                           --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                  --          --          --
                                                           --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock                  --          --        40,000
                                                           --------    --------    --------

   Net Increase (Decrease) in Cash                             --          --          --

   Cash at Beginning of Period                                 --          --          --
                                                           --------    --------    --------

   Cash at End of Period                                   $   --      $   --      $   --
                                                           ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses - related party   $ 12,287
                                                           --------


                 The accompanying notes are an integral part of
                          these financial statements.

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

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

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilites and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2003 the Company had a net operating loss carry forward of $52,287. The tax benefit of $15,686 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2005 through 2024.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003

--------------------------------------------------------------------------------


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 67% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $12,287.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity which raises substantial doubt about its ability to continue as going concern.

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

PART 2 - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification, dated August 8, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                          Western Glory Hole, Inc.
                                                 [Registrant]


                                           S/ Fred Heferon
                                           ------------------------------------
                                           Fred Hefferon- President & Treasurer
August 8,  2003

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

Date: August 8, 2003                         S/ Fred Heferon
                                             ---------------------------------
                                             Fred Heferon, CEO & CFO