Form 10QSB
period 2003-09-30
WESTERN GLORY HOLE INC
filed 2003-10-28
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September  30, 2003
                               -------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from                 to
                               ---------------    -------------

Commission File number       000-30415
                       ---------------------

                            WESTERN GLORY HOLE, INC.
      --------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0632495
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah                   84117
--------------------------------------------------            ----------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                         -------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

             Class                     Outstanding as of September 30, 2003
           ---------                   ------------------------------------
      Common  Stock, $0.001                          742,500



                                                 INDEX

                                                                                              Page
                                                                                             Number
PART I.

          ITEM 1.    Financial Statements (unaudited)...........................................3

                     Balance Sheets.............................................................4
                        September 30, 2003 and December 31, 2002

                     Statements of Operations
                        For the three and nine  months ended September  30, 2003 and 2002 ......5 and the period March 28, 1983 to September 30, 2003
                     Statements of Cash Flows
                         For the nine months ended September 30, 2003 and 2002..................6 and the period March 28, 1983  to September 30, 2003


                     Notes to Financial Statements..............................................7

          ITEM 2.    Plan of Operations........................................................10

PART II.             Signatures................................................................10



                                                -2-

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Western Glory Hole, Inc. ( development stage company) at September 30, 2003 and December 31, 2002, and the related statements of operations, and cash flows, for the three and nine months ended September 30, 2003 and 2002 and the period March 28, 1983 to September 30, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2003, and December 31, 2002

--------------------------------------------------------------------------------



                                                            Sep 30,     Dec 31,
                                                             2003        2002
                                                           --------    --------
ASSETS

CURRENT ASSETS

   Cash                                                    $   --      $   --
                                                           --------    --------

       Total Current Assets                                $   --      $   --
                                                           ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                        $   --      $   --
                                                           --------    --------

       Total Current Liabilities                               --          --
                                                           --------    --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par
       value; 742,500 shares issued and outstanding             743         743

   Capital in excess of par value                            52,105      49,088

    Deficit accumulated during the development stage        (52,848)    (49,831)
                                                           --------    --------

       Total Stockholders' Equity (deficiency)                 --          --
                                                           --------    --------

                                                           $   --      $   --
                                                           ========    ========




   The accompanying notes are an integral part of these financial statements.


                                  WESTERN GLORY HOLE, INC.
                                ( Development Stage Company)
                                  STATEMENTS OF OPERATIONS
               For the Three and Nine Months Ended September 30, 2003, and 2002
           and the Period March 28, 1983 (Date of Inception) to September 30, 2003

------------------------------------------------------------------------------------------


                             Three Months             Nine Months
                         Sep 30,      Sep 30,     Sep 30,      Sep 30,      Mar 28, 1983 to
                          2003         2002        2003         2002         Sep 30, 2003
                       ---------    ---------    ---------    ---------    ----------------
REVENUES               $    --      $    --      $    --      $    --      $           --

EXPENSES                     561          638        3,017        2,869              52,848
                       ---------    ---------    ---------    ---------    ----------------

NET LOSS               $    (561)   $    (638)   $  (3,017)   $  (2,869)   $        (52,848)
                       =========    =========    =========    =========    ================




NET LOSS PER COMMON
   SHARE

   Basic               $    --      $    --      $    --      $    --
                       ---------    ---------    ---------    ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic               742,500      742,500      742,500      742,500
                       ---------    ---------    ---------    ---------

















         The accompanying notes are an integral part of these financial statements.

                                             -5-



                                    WESTERN GLORY HOLE, INC.
                                  ( Development Stage Company)
                                    STATEMENT OF CASH FLOWS
                 For the Nine Months Ended September 30, 2003, and 2002 and the
                Period March 28, 1983 (Date of Inception) to September 30, 2003

---------------------------------------------------------------------------------------------


                                                                                  Mar 28, 1983
                                                            Sep 30,     Sep 30,    to Sep 30,
                                                             2003        2002        2003
                                                           --------    --------    --------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                $ (3,017)   $ (2,869)   $(52,848)


       Adjustments to reconcile net loss to
       net cash provided by operating activities



             Contributions to capital - expenses              3,017       2,869      12,848


          Net Cash Used in Operations                          --          --       (40,000)
                                                           --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                               --          --          --
                                                           --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock                  --          --        40,000
                                                           --------    --------    --------

   Net Increase (Decrease) in Cash                             --          --          --

   Cash at Beginning of Period                                 --          --          --
                                                           --------    --------    --------

   Cash at End of Period                                   $   --      $   --      $   --
                                                           ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses - related party   $ 12,848


           The accompanying notes are an integral part of these financial statements.

                                              -6-

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

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

On September 30, 2003 the Company had a net operating loss carry forward of $52,848. The tax benefit of $15,854 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2005 through 2024.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

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

                            WESTERN GLORY HOLE, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

--------------------------------------------------------------------------------


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Present and former officer-directors have acquired 67% of the outstanding common stock of the Company and have made contributions to capital by payment of Company expenses of $12,848.

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

Since the end of the quarter ending September 30, 2003, the Company has entered into a letter of intent to acquire all of the outstanding shares of Health Enhancement Products Inc. for up to 8,000,000 shares of the common stock of the Company, subject to due diligence, execution of a definitive contract, and further final negotiations. At this time the Company is undertaking the steps necessary to consummate this transaction but is unable to predict whether it will close or not.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity, especially if it closes the Health Enhancement Products, Inc. transaction. In the event it can not obtain that additional working capital, this would have a detrimental affect on the Company's operations and planned operations.

Results of Operations
---------------------

The Company has had no operations during this reporting period.

PART 2 - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification, dated October 28, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                            Western Glory Hole, Inc.
                                                 [Registrant]


                                            S/ Kevin Baer
                                            ----------------------------------
                                            Kevin Baer- President & Treasurer



October 28,  2003

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

Date: October 28, 2003                       S/ Kevin Baer
                                             ---------------------------------
                                             Kevin Baer, CEO & CFO