Form 10KSB
period 2003-12-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2004-04-01
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934 for the transition period from  _____ to _____

Commission File Number:  333-112739

Health Enhancement Products, Inc.

 (Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-699977 (I.R.S. Employer Identification Number)

2530 South Rural Rd, Tempe, Arizona 85282

(Address of principal executive offices)

(480) 385-3800

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

The aggregate market value of the issuer’s voting stock held as of December 31, 2003 by non-affiliates of the issuers was $13,567,948 based on the closing price of the registrant’s common stock .  At December 31, 2003, there were 10,388,334 shares of $0.001par value common stock issued and outstanding.

The issuer’s revenue for its most recent fiscal year was: $1,680.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format:  Yes [   ]  No [ X ]

#

FORM 10-KSB

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	4 8 8 8
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

		8 9 12 12 12
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		12 13 15 16 17 17
	Signatures	18

(Inapplicable items have been omitted)

#

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	our goal to increase revenues and profitability;

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approval and clearances for our products;

•	production schedules for our products;

•	market acceptance of new products;

•	the anticipated development of our markets and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	Business strategies;

•	dependence on significant suppliers;

•	dependence on significant distributors and customers and strategic alliances;

•	general economic conditions;

•	the impact of our cost-savings initiatives; and

•	our financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Description of Business

Overview

Western Glory Hole, Inc. was incorporated under the laws of the State of Nevada on March 28, 1983 with the name of "L. Peck Enterprises, Inc.", with authorized common stock of 2,500 shares at no par value.  On May 27, 1999 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001 in connection with a name change to "Western Glory Hole, Inc." (“WGH”)  On May 27, 1999 the Company completed a forward common stock split of 225 shares for each outstanding share.

The Company  became  inactive  after 1990 and, until October 2003, was in the  development stage and was engaged  in the  activity  of  seeking  profitable  business opportunities.

Health Enhancement Corporation (“HEC”) was a privately-held corporation organized under the laws of the State of Nevada on October 9, 2003 with authorized capital stock of 100,000,000 common shares, $.001 par value, of which 9,000,000 shares were issued and outstanding and preferred stock of 10,000,000 shares, $.001 par value, of which none are issued and outstanding;

On October 30, 2003, the respective Boards of Directors of WGH and HEC entered into an Agreement and Plan of Reorganization under which HEC was acquired by WGH.  Under this Agreement, among other things, 100% of the outstanding shares of HEC were acquired by WGH in exchange for 9,000,000 two for one forward post-split shares of WGH, making HEC a wholly-owned subsidiary of the Company.  As a part of this Agreement, the Company changed its name to Health Enhancement Products, Inc. (HEPI”).  The Company currently operates through its wholly-owned subsidiary.

Health Enhancement Products, Inc. is a developer, manufacturer and supplier of natural dietary supplements, with a primary focus on the manufacture and marketing of a unique enzyme-based product which we consider has extremely wide application to human illness and disease, the support and enhancement of bodily metabolic systems, and the support and complementing of other therapeutic approaches within traditional medical practice.  In addition, we are focusing our attention on the formulation, manufacture, and marketing of products which provide specific health benefits and interest to consumers of natural products.

We were founded on, and remain committed to, the principle of producing only ‘natural’ products.  As part of this emphasis, we have committed ourselves to locating and bringing to market a variety of health-related products, including combinations of vitamins and other new and innovative products, intended to address a wide variety of illnesses and to assist the body’s natural capacity to restore health and ‘normal’ function.  The distinctive feature of our approach is that the products will be, to the maximum level possible, wholly ‘natural’ – that is, that the ingredients will be naturally grown or derived, will not be chemically synthesized, and will be produced under the strictest conditions of purity.

Our products currently in production or planned for release are:

-

ProAlgaZymeTM – a naturally-generated proteolytic enzymatic protein derived from a natural plant culture growing in a purified aqueous environment solution with proprietary feeding.  This naturally-generated enzymatic protein appears to stimulate the body’s internal disease-resisting mechanisms (the immune system), thereby significantly aiding the defense of the body against foreign and harmful substances.  ProAlgaZyme appears to provoke a powerful positive immune response, and indicates strongly-positive results towards the alleviation of a range of adverse symptoms associated with such illnesses as cancer, HIV/AIDS, diabetes, Chronic Fatigue Syndrome, excessive blood pressure, and other diseases of the body’s metabolic processes;

-

ReplenTishTM – a unique blend of vitamins specifically selected to replenish bodily vitamin and mineral deficiencies created by smoking.  The product is considered to be effective for both smokers and non-smokers, and is believed to have global application with domestic and international markets;

-

Zodiac Herbal Vitamins® – a unique blend of vitamins and herbs, combining a common set of necessary vitamins and a variety of herbs specific to the individual pathology of each birth sign.  This product will be directed to the large groups of domestic and international consumers who are committed to both personal health and the application of zodiac-specific remedies to address their personal pathology.

Future products will reflect our commitment to natural products, as set out above.  We have identified several other vitamin-related and special-purpose products, and we have commenced initial planning for the early production and release of these products.

Based on our vision for these and other products, we commenced the formation of the company during 2003 by acquiring the material necessary for the exclusive production of ProAlgaZyme, by locating an appropriate manufacturing location, by equipping this site with full laboratory and production capabilities, and by hiring technically-qualified and highly-experienced production and research staff.  In addition, we completed the formulation of the ReplenTish and Zodiac Herbal Vitamins products and completed an initial manufacturing run of each of ProAlgaZyme and ReplenTish.  These products are now available for sale through our websites at www.heponline.com, www.proalgazyme.com and www.replentish.com, and through direct retail sales outlets and distributors.

Marketing and Sales

We are currently establishing a combination of a direct sales force and a network of independent distributors – in particular, existing distributors who are convinced of the effectiveness of natural products and who have been exposed to the effectiveness of products such as ProAlgaZyme.  In early fiscal 2004, we plan to commence a launch of the ReplenTish product through a test-marketing campaign on radio and television, and to appoint wholesalers and distributors in several sales channels.

During the first quarter of 2004, we intend to appoint our first full-time sales staff, and will commence our planned expansion into the international market by appointing the first of a series of local distributors in countries where we have identified a strong interest in and market for our products.  The first of these distributors is expected to be in a country with a heavy pattern of social smoking, and the ReplenTish product will be our primary product for distribution.  As part of our initial launch of ReplenTish and ProAlgaZyme, we have established dedicated Internet websites, www.proalgazyme.com and www.replentish.com, and we have initiated a discounting offer for the ReplenTish product.

Our United States marketing efforts will also include the preparation of media commercials with a spokesperson who can provide a testimonial of the efficacy of each of our primary products, and who will generate positive impact as to the products.

Competition

The dietary supplement/nutraceutical industry in general is highly competitive, particularly in the area of undifferentiated products such as general multi-vitamins.  The industry is also marked by the presence of often-unsubstantiated claims of product efficacy, by substantial discounting for the more common ‘standard’ commodity-type products, such as multi-vitamins, and by relatively-expensive products with distinct and supportable claims to improved health or effective testimonials and verifiable testing results.  It is not our intention to compete in the undifferentiated market.  In each case, we believe that we are able to present a compelling case for the superiority of our products, and we will continue to emphasize the clear distinction that our products enjoy.

The ProAlgaZyme product is clearly differentiated from other ‘algae-based’ products in the nutraceutical market, particularly in the fact that:

-

ProAlgaZyme is not an algae product, and the source material that generates the beneficial enzymes is not processed or marketed in any way, either as a nutrient or as a food;

-

the proteolytic enzyme that is generated by ProAlgaZyme’s source material is produced and marketed without additives or change.  As such, it is a truly ‘natural’ product, and does not undergo change in its nature or effectiveness as it is prepared for consumption.

We have identified several potentially-competitive products to the ReplenTish multi-vitamin.  However, most of these products are formulated and marketed as either cures for smoking or as aids in quitting smoking.  We have identified only one other product which is specifically intended to replace the vitamins and minerals lost through either active or passive smoking – which makes it a directly competitive product.  We anticipate that there will be a continuing presence of the alternative product in the market, and that there will be other products which may be created to meet the very large market that ReplenTish is intended to address.  However, we intend to move aggressively ahead with marketing the ReplenTish product in the domestic market, and also to expand at the earliest opportunity to the international market, primarily through the creation of distribution agreements with well-established marketing and distribution entities in selected countries.

Manufacturing

We manufacture our ProAlgaZyme product directly, using a dedicated laboratory facilities and qualified technical staff.  ProAlgaZyme is bottled in a certified third-party facility under our supervision to ensure product safety and integrity.  Our ReplenTish product is manufactured by a third-party nutraceutical manufacturer.

Management is confident that manufacture of both of our primary products is able to be scaled quickly and efficiently to meet any unanticipated increases in product demand.

Backlog

As of March 01, 2004, we had no backlog of unsatisfied orders.  For both of our currently-marketed products, we anticipate that we will be able to extend manufacture in response to demand.

Research and Development

Our research and development efforts are focused on enhancing our existing products and developing new products.  Our current primary emphasis is in the continued refinement of the ProAlgaZyme product and in bio-chemical analyses and clinical trials associated with the product.  We intend to commence third-party, independent clinical trials during the first quarter of 2004.

Our Director of Medical Research is involved in the conduct of a range of in-house clinical trials.  He will be involved in establishing protocols for the forthcoming independent trials and in monitoring, interpreting, and submitting test data as required to the independent laboratory and to any regulatory agencies to obtain the requisite clearances and approvals for our products.

Patents and Proprietary Rights

We have relied to date primarily on a combination of trade secret and confidentiality agreements, copyright and trademark laws, and confidentiality procedures to protect our technology.  Based on our research into the issues surrounding appropriate protection of our technology’s intellectual property, we will be filing formal patent applications during the first quarter of 2004.  We will continue to work closely with outside legal advisers with regard to the patent protection of new information and developing product usage to ensure the most complete product coverage and competitive advantage. In particular, we will continue to make efforts to obtain patents, when available, in connection with our product development program.

Regulation

We do not believe that the products manufactured and marketed by us are subject to regulation by the Food and Drug Administration (“FDA”), but are properly designated as ‘dietary supplements’ within the category of vitamins, minerals, dietary supplements, and herbal products covered within the U.S. by the Dietary Supplement Health and Education Act of 1994 - commonly referred to as "DSHEA".  As such, the products fall under the Federal Trade Commission (“FTC”), and do not require FDA approval for release.

We also believe that the FDA will progressively extend its purview over the ‘nutraceutical’ industry over time, and that we will be required to provide progressively greater adherence to new regulations as to product quality, manufacture, and claims as to product content and benefits.  We will ensure that all necessary and appropriate governmental regulations relating to the safety and efficacy of our products will be observed as they are introduced and applied.

As we move into international sales and export marketing opportunities, our products may also be subject to approval by certain foreign regulatory and safety agencies.  As a result, the export of some of our products to some countries may be limited or prohibited.  Our manufacturing processes and facilities may also be subject to review by Federal, State, or local health agencies or their representatives. Adverse findings could result in various actions against us, including withdrawal of approvals and product recall.   We cannot assure that domestic or foreign regulatory agencies will give the requisite approvals or clearances for any of our products under development on a timely basis, if at all.  Moreover, after clearance is given, these agencies can later withdraw the clearance or require us to change the product or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness, or to recall, repair, replace or refund the cost of the product, if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time-consuming and can delay the marketing and sale of our products.

Employees

As of March 10, 2004, we had 1 full-time employee, 1 part-time employee and 5 consultants who are independent contractors.  Our staff is positioned as follows:  1 in manufacturing operations, 1 in research and development, 2 in marketing, sales and support services, and 2 in finance and administration.  Our part-time employee is PhD candidate with a specialty in algae as a part-time employee engaged in research and production.  None of our employees is represented by a union.

Item 2. Description of Property

We rent a facility of 3,600 square feet in Tempe, Arizona for our production facility at a rental of approximately $2,250 per month.  This facility will enable substantial expansion of production while also ensuring protection of production.  We expect to continue to require expansion of our technical environment, including enhancements to our laboratory facility and growing areas.

In addition to our facility, we have minimal property relating to our business including office equipment, computers, furniture and various laboratory equipment.

Item 3.  Legal Proceedings

Management is not aware of any other current or pending legal proceedings involving Health Enhancement Products, Inc. or our officers or directors.

Item 4.  Submission of Matters to a Vote of Securities Holders

As a part of our Agreement and Plan of Reorganization with Western Glory Hole, Inc. our shareholders approved the following actions:

Amendment to the Articles of Incorporation changing the name of the Company from Western Glory Hole, Inc. to Health Enhancement Products, Inc.

Approval of the name change required the affirmative consent of at least a majority of the outstanding shares of Common Stock of the Company. As of the Record Date, November 24, 2003, there were 10,235,000 shares of Common Stock issued and outstanding. The Common Stock constitutes the outstanding class of voting securities of the Company. Each share of Common Stock entitled the holder to one (1) vote on all matters submitted to shareholders.  Shareholders holding a total of 6,402,450 shares of Common Stock (62.55%) have consented to the Amendment changing the name of the Company.  There were no abstentions.

The Company filed a Schedule 14C Information Statement regarding the name change approval and mailed a copy to each of its shareholders of record on December 18, 2003.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

As of December 31, 2003, there were approximately 72 shareholders of record holding 10,388,334 shares of common stock. The Company’s stock is traded on the NASD Over the Counter Bulletin Board under the symbol HEPI.OB.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Of the issued and outstanding common stock as of December 31, 2003, 1,035,000 were free trading and the balance of 9,353,334 were restricted stock as that term is used in Rule 144 and may be sold pursuant to Rule 144.  The Company has not agreed to register any shares for resale by selling stockholders.  The following table shows the highs and lows of the closing bid and ask on the Company’s stock since January 2, 2003 through the year ended December 31, 2003.  There was no public market or trading activity during fiscal year 2002.

CLOSING BID

CLOSING ASK

2003

High

Low

High

Low

Jan. 2 thru March 31

0.03

0.03

NONE

NONE

Apr. 1 thru June 30

0.03

0.03

NONE

NONE

July 1 thru Sept. 30

0.03

0.03

NONE

NONE

Oct. 1 thru Nov 11

3.20

0.03

3.25

3.20

Nov. 12 thru Dec. 31

3.15

1.55

3.20

1.75

(After a 2 for 1 forward split)

The above quotations, as provided by the Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations Years Ended December 31, 2002 and 2001

During the fiscal years ended December 31, 2002 and 2001, respectively, we operated as Western Glory Hole, Inc., a development-stage company without any operations.

Results of Operations Years Ended December 31, 2002 and 2003

We commenced operations as Health Enhancement Products, Inc. during the final quarter of 2003, subsequent to the acquisition of Health Enhancement Corporation by Western Glory Hole, Inc.  Therefore, information relative to revenues and expenses does not allow any meaningful comparison between the two periods.  Western Glory Hole, Inc. was a development stage company and had no effective operations during the fiscal year ended December 31, 2002 and during the fiscal year ended December 31, 2003 until its acquisition of Health Enhancement Products Corporation.  The Company is now entering into a phase of growth and development of its products, expanding its marketing operations, initiating clinical studies to support its internal research, and is preparing for revenue growth in the near future.

The following information represents the consolidated financial activities of Health Enhancement Corporation and Health Enhancement Products, Inc. for the year ended December 31, 2003.

Total Revenues. Total revenues were $1,680 in the fiscal year ended December 31, 2003.  These initial revenues reflect early sales of the ProAlgaZyme product.  There were no sales of the ReplenTish product, which was not released until the first quarter of 2004.

Cost of Goods Sold.  For the ProAlgaZyme product, the cost of product sales represents early costs incurred in the set-up, raw material acquisition, and labor required to provide a growing and processing environment for the algae cultures that constitute the source of the proteolytic enzyme which is marketed as ProAlgaZyme.  Total cost of goods sold for the fiscal year ended December 31, 2003 was $1,863.

Research and Development Expenses.   We spent approximately $54,535 on research and development expenses, and $1,172 on clinical trials for total research and development expense of $55,707 for the fiscal year ended December 31, 2003.  This amount was due to the costs involved in undertaking internal clinical trials of the ProAlgaZyme product, costs associated with external patient and product testing, and the cost of a consultant engaged in research and the conduct of in–house clinical trials.

Selling and Marketing Expenses. Selling and marketing expense was $2,939 for the fiscal year ended December 31, 2003.  These expenses were primarily concerned with the initial costs of setting up marketing and point-of-sale materials in preparation for the launch of our products.

General and Administrative Expenses. General and administrative expense was $481,988 for the fiscal year ended December 31, 2003.  The major items of this expense were consultants fees, professional fees expense for initial staffing and legal costs, rental expense of our new manufacturing and production center, and associated equipment and product storage costs.

Interest Income. We had no interest income for the fiscal year ended December 31, 2003.

Interest/Other Expense. We incurred no interest expense for the fiscal year ended December 31, 2003.

Provision (Benefit) for Income Taxes. We have net deferred tax assets of approximately $123,600 at December 31, 2003 related to net operating loss carry forwards of approximately $588,500.  Due to the uncertainty of realization of the net operating loss carry forwards, the Company has established a valuation allowance equal to the tax assets.

Liquidity and Capital Resources

We have not had significant revenue since commencement of operations as Health Enhancement Products, Inc. during the last quarter of 2003.  We have been largely dependent for our internal financing requirements on advances from our Chairman and founder, Mr. Howard R. Baer, and this dependence is expected to continue at least until we are able to generate sufficient product sales revenues and profitability to become self-sustaining, or until we receive some form of external financing.  At the present, we do not have any agreements in place for any type of financing.

We have no immediate plans for major capital expenditure or for the next twelve months.  Planned expenditure for plant and equipment is not significant, and we expect to meet it from advance funds from the Chairman and founder, Mr. Howard R. Baer, or from external financing.

As part of our preparation for the conduct of patient clinical trials by independent third-party research entities, we expect to incur significant research expenditures during the first and second quarters of 2004.   These planned expenditures, if not met from sales revenue, will also need to be met from advance funds from Mr. Baer or from external financing.  In the event that these sources are not available or adequate to meet this planned commitment, we may be obliged to curtail or even to defer the planned research activities.

Plan of Operation

Our projected activities involve the commencement of aggressive marketing of our ProAlgaZyme and ReplenTish products, the implementation of marketing plans for both products, creation of distribution networks for both wholesale and retail sales operations, and the continuation of the extensive program of research and new product development that we have been conducting to date.

Based on the frequency and nature of inquiries that we have had from a very large range of marketing specialists and patients, we expect to create a very strong level of interest in the respective products.  We have produced the first manufacturing production run of ProAlgaZyme and we have selected and retained a Fulfillment Center and a telephone Call Center to handle online and telephone sales and distribution of the ReplenTish product.  The ProAlgaZyme product will be fulfilled directly from our warehouse facility in Tempe, Arizona.

We launched an initial retail test-market sales campaign for the ReplenTish product in mid-February, 2004, and we are also in final discussions with major potential international distributors for ReplenTish.  To date, we have found a very positive interest in the sale of this product in countries with high percentages of smokers.

Research: We have been conducting several complementary research activities relating to the ProAlgaZyme product since our inception.  The active enzymes within the ProAlgaZyme product have been the subject of a continuing research project at the Department of Chemistry and Bio-chemistry at Arizona State University.  These ‘in vitro’ studies have been directed to determining the nature and characteristics of the source algae used in the production of ProAlgaZyme, as well as studies into certain of its bio-chemical activities.

In addition, we have conducted internal studies into the growing and effectiveness of the algae, and in its efficient cultivation, protection, and reproduction.  These studies have also allowed us to clarify the nature of the active agent within ProAlgaZyme as a complex of proteolytic enzymes.  From this conclusion, we have been enabled to predict accurately the effect of the ProAlgaZyme on a very large range of illnesses, injuries, and chronic diseases, and to prepare for appropriate clinical trials.

Finally, we have initiated a series of ‘in vivo’ clinical studies into the effectiveness of a ProAlgaZyme regimen on a range of patients with several illnesses; these research trials have been conducted to a strictly-defined protocol, and have been under the direction of our Director of Medical Research, Dr. DeWall J. Hildreth.  Among the illnesses studied under this on-going program are Diabetes, Chronic Fatigue Syndrome, Fibromyalgia, HIV/AIDS, and a variety of cancerous conditions.

We expect to expand the execution of clinical trials to at least two fully-independent and clinically-qualified third-party research entities during the first quarter of 2004, with the aim of assessing the effects of ProAlgaZyme upon a variety of clinical patients; the initial emphases of these independent studies will be on the effects of ProAlgaZyme on patients with diabetes and cardio-vascular conditions.

Trends, events or uncertainties: We anticipate that the release of our initial products will lead to a significant growth in revenues and profitability, based on consumer recognition of the value and benefit that the products present.  In particular, we anticipate that publication of the effectiveness of ProAlgaZyme in a wide range of diseases and chronic illnesses will lead to a major growth in demand, which will be supported by our policy of appointing and promoting local distributors.  We also expect that the ReplenTish product will experience a major growth in sales and revenue volume through the expansion of the domestic and international market for the product.

Any significant elements of income or loss not arising from our continuing operations: We do not expect to experience any significant elements of income or loss other than from our continuing operation.

Seasonality: Our products are directed to the improvement of the health of our consumers on a year-round basis, and will be fully effective at all times.  We do not expect that our products, or the revenue and profitability arising from those products, will be affected materially by seasonal factors.

Staffing: We have conducted all of our activities since inception with a minimum level of specialized and qualified staff.  We expect that our anticipated growth will lead to a growth in staff at all levels; however, we are strongly aware of the need to control costs and to use all resources to the maximum effectiveness.

Off-Balance Sheet arrangements: We have no off-Balance Sheet arrangements that would create contingent or other forms of liability.

Item 7. Financial Statements

The financial statements of the Company appear at Page 19.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

#

Name	Age	Positions	Since
Howard R. Baer	61	Chairman and Chief Executive Officer, Secretary, and Treasurer	2003
Kevin C. Baer	35	Executive Vice President	2003
Dr. DeWall J. Hildreth	75	Director of Medical Research	2003
Jeffery R. Richards	63	Chief Financial Officer	2003

Mr. Howard R. Baer was appointed to the position of Chairman and CEO on November 21, 2003, and is the Company’s sole director.  He attended Burdette College in Boston, MA from 1959 to 1960 where he studied business law and accounting.  He also attended the New York Institute of Finance.  Mr. Baer has been in the investment banking business for approximately 40 years.  From 1989 to the present he has been President of Carriage House Capital, Inc.  Mr. Baer is also Chairman of Politics.com, Inc.

Mr. Kevin C. Baer attended NSCC in Beverly, MA from 1987-1990, where he earned an AA in Marketing.  From 1991 to present he has been employed by Carriage House Capital Corp., starting as a trainee and rising to Executive Vice President since 1997 to date.  His primary responsibility was in consulting with potential clients on capital structure, business plans and mergers and acquisitions.  From 1999 - 2001 he was Secretary, Treasurer, and Director of Politics.Com, Inc.  From 1994 to present, he has been President, Secretary and Treasurer of Northeast Investments, Inc., where he supervised occasional investment opportunities.

Dr. DeWall J. Hildreth is a medical doctor specializing in the study and analysis of conditions and illnesses as demonstrated by blood morphology.  A former visiting Professor at Capital University of Integrative Medicine (Washington, DC), Dr. Hildreth has lectured extensively on topics related to blood and blood studies.  He has been engaged since May 2001 as a private consultant in conducting a series of comprehensive clinical trials with patients, and in analyzing the results.  His findings have contributed extensively to the information on ProAlgaZyme results and benefits.  Prior to May 2001, Dr. Hildreth was in private practice.

Mr. Jeffery R. Richards is a graduate in Economics from Monash University (Melbourne, Australia), and is an Australian CPA.  He has more than 25 years experience in the software industry and in managing start-up companies, including managing his own management company specializing in business planning, financial documentation, and SEC reporting.  From 1990 to 1998, he served as EVP of ConSyGen, Inc., then as EVP of Today.com, Inc. until 2000.  From September 2002 until June 2003, he served as CFO of 944 Media, Inc., a start-up publishing company.

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

We have recently adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective.  Our Code also defines the standard of conduct expected by our officers, directors and employees.  The Code is attached as an exhibit to this report.

Item 10. Executive Compensation

There was no cash or other compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2002 and 2001.  The Company only began operations in the fourth quarter of 2003.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Howard R. Baer, Chairman & CEO, Treasurer & Secretary	12/31/03	-0-	-0-	-0-	$100,000 (1)	-0-	-0-	-0-
Kevin C. Baer, Executive Vice President	12/31/03	-0-	-0-	-0-	$63,334 (1)	-0-	-0-	-0-
DeWall J. Hildreth, Director of Medical Research	12/31/03	-0-	-0-	$5,000(2)	$40,534(1)(2)	-0-	-0-	-0-
Jeffery R. Richards, Chief Financial Officer	12/31/03	-0-	-0-	$3,500(2)	$74,000(1)(2)	-0-	-0-	-0-

(1)  At year end, Mr. Howard Baer received 31,250 shares of a restricted common stock, Mr. Kevin C. Baer received 19,792 shares of restricted common stock, Dr. Hildreth received 12,667 shares of restricted common stock, Mr. Richards received 23,125 shares of restricted common stock valued at $3.20 per share, based on the market price as of December 15, 2003.

(2)  Compensation paid to Dr. Hildreth and Mr. Richards was in the form of consulting fees.

Compensation Plans

Employment Agreements.  Subsequent to the date of this report, we entered into an employment agreement with our Chairman and founder, Mr. Howard R. Baer, whereby the Company agreed to issue 150,000 shares of the Company’s common stock registered on Form S-8 with the Securities and Exchange Commission to Employee as compensation for past services.

We have not instituted a Bonus Plan, Stock Purchase Plan or Stock Option Plan for our employees or executives.

Compensation of Board Members

Board members do not receive any remuneration for service on the Board.

#

Section 16(a) Beneficial Ownership Reporting Compliance

The Company knows of no person, who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 (“Reporting Person”), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a).  Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2003, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 10,388,334 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
Howard R. Baer (1)(2)(3) 2530 S. Rural Rd. Tempe, AZ 85282 Kevin C. Baer(2)(4) 2530 S. Rural Rd. Tempe, AZ 85282 Jeffery R. Richards(2) 2530 S. Rural Rd. Tempe, AZ 85282	Common Common Common	5,478,450 608,900 61,000	52.74% 5.86% 0.59%
Officers and Directors as a group Three People	Common	6,148,350	59.19%

(1)

Director

(2)

Officer

(3)

The shares are beneficially owned by Howard R. Baer as follows:  2,478,450 shares in the name of Howard R. Baer, individually; and 3,000,000 shares in the name of Carriage House Capital, an entity owned and controlled by Howard R. Baer.

(4)

The shares are beneficially owned by Kevin C. Baer as follows:  100,100 shares in the name of Kevin C. Baer, individually; 507,800 shares in the name Kevin C. Baer TTE FBO KC Baer Separate Property Trust DTD 10/25/01; 1,000 shares in the name Kevin C. Baer and Tammi Baer.

#

Item 12. Certain Relationships and Related Transactions.

Mr. Howard R. Baer is the father of Mr. Kevin C. Baer.

An entity owned and controlled by Mr. Howard R. Baer is owed $1,459 for office equipment.  Mr. Baer also advanced $18,290 to the Company.  The advances bear no interest and are due on demand.  Mr. Baer provides office space to the Company and office rent amounted to $3,485 for the period from October 9, 2003 through December 31, 2003.  An entity owned and controlled by Mr. Howard R. Baer is owed $1,459 for rental of office equipment.  Mr. Baer also rents the use of equipment directly to the Company and rent expense amounted to $373 for the same period.  In addition, the Company rents the use of a vehicle from Mr. Baer and the rent expense amounted to $597 for the same period.

Mr. Baer contributed inventory to the Company valued at $5,213.

Mr. Jeffery Richards is owed $1,754 for expense reimbursement.

Subsequent Events

In January 2004, the Company issued 200,000 shares of restricted common stock for the right, title and interests including trademarks for Zodiac Herbal Vitamins and Zodiac Herbal Teas.

In February 2004, the Company issued Mr. Howard Baer 150,000 shares of common stock pursuant to registration statement on Form S-8 for services rendered to the Company.

Subsequent to year end, Mr. Howard Baer has advanced $205,600 to the Company.  The advances bear no interest and are due on demand.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits:

Exhibit Number	Title	Location
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
99	Code of Ethics	Attached

#

Reports on Form 8-K:

On December 9, 2003, the Company filed a Form 8-K Current Report reporting on Item 1, Changes in Control, Item 2, Acquisition of Assets, Item 4, Changes in Registrants Certifying Accountant and Item 7, Financial Statements.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Health Enhancements annual financial statement and review of financial statements included in Health Enhancements 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,910 for fiscal year ended 2002 and $2,690 for fiscal year ended 2003.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2003.

Tax Fees

We paid $150 per year for tax compliance, tax advice and tax planning for the fiscal years 2003 and 2002.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

#

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: March 31,2004

By:  /s/ Howard R. Baer

Howard R. Baer

Chief Executive Officer

Date: March 31, 2004

By:  /s/ Jeffery R. Richards

Jeffery R. Richards

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2004

By:  /s/ Howard R. Baer

Howard R. Baer

Director

#

INDEPENDENT AUDITORS' REPORT

Board of Directors

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

Tempe, Arizona

We have audited the accompanying consolidated balance sheet of Health Enhancement Products, Inc. and Subsidiary (formerly Western Glory Hole, Inc.) [a development stage company] at December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from inception on October 9, 2003 through December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Health Enhancement Products, Inc. and Subsidiary (formerly Western Glory Hole, Inc.) [a development stage company] as of December 31, 2003, and the results of their operations and their cash flows for the period from inception on October 9, 2003 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company was only recently formed and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 22, 2004

Salt Lake City, Utah

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

[A Development Stage Company]

CONSOLIDATED BALANCE SHEET

ASSETS

December 31,

2003

___________

CURRENT ASSETS:

Cash

$

895

Accounts receivable

556

Inventory

7,089

Prepaid expenses

1,306

___________

Total Current Assets

9,846

___________

$

9,846

___________

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

27,116

Shareholder advances

18,290

Accrued payroll and payroll taxes

375

___________

Total Current Liabilities

45,781

___________

STOCKHOLDERS' EQUITY (DEFICIT) [Restated]:

Common stock, $.001 par value,

100,000,000 shares authorized,

10,388,334 shares issued and

outstanding

10,388

Capital in excess of par value

494,494

Deficit accumulated during the

development stage

(540,817)

___________

Total Stockholders' Equity (Deficit)

(35,935)

___________

$

9,846

___________

The accompanying notes are an integral part of this consolidated financial statement.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

 [A Development Stage Company]

CONSOLIDATED STATEMENT OF OPERATIONS

From Inception

on October 9,

2003 Through

December 31,

2003

_____________

REVENUE

$

1,680

COST OF GOODS SOLD

1,863

_____________

GROSS PROFIT (LOSS)

(183)

EXPENSES:

Selling

2,939

General and administrative

481,988

Research and development

55,707

_____________

Total Expenses

540,634

_____________

LOSS BEFORE INCOME TAXES

(540,817)

CURRENT TAX EXPENSE

-

DEFERRED TAX EXPENSE

-

_____________

NET LOSS

$

(540,817)

_____________

LOSS PER COMMON SHARE

$

(.06)

_____________

The accompanying notes are an integral part of this consolidated financial statement.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

 [A Development Stage Company]

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON OCTOBER 9, 2003

THROUGH DECEMBER 31, 2003

[Restated]

Deficit

Accumulated

 Common Stock

Capital in

During the

________________

Excess of

Development

Shares

Amount

Par Value

Stage

___________

_________

_________

___________

BALANCE, October 9, 2003

-

$            -

$             -

$            -

Common stock issued for research and

  development services valued at $9,000, or

  $.001 per share, October 2003

9,000,000

9,000

-

-

Capital contribution of inventory valued at $5,213,

  November 2003

-

-

5,213

-

Effect of recapitalization accounted for as a

  reverse purchase with Western Glory Hole, Inc.,

  November 2003

1,235,000

1,235

(1,235)

-

Common stock issued for services valued at

  $490,669, or $3.20 per share, December 2003

153,334

153

490,516

-

Net loss for the period ended December 31, 2003

-

-

-

(540,817)

___________

_________

_________

___________

BALANCE, December 31, 2003

10,388,334

$  10,388

$  494,494

$ (540,817)

___________

_________

_________

___________

The accompanying notes are an integral part of this consolidated financial statement.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

 [A Development Stage Company]

CONSOLIDATED STATEMENT OF CASH FLOWS

From Inception

on October 9,

2003 Through

December 31,

2003

_____________

Cash Flows from Operating Activities:

Net loss

$

(540,817)

Adjustments to reconcile net loss to net cash used

  by operating activities:

Non-cash services rendered for stock issued

499,669

Changes in assets and liabilities:

(Increase) in accounts receivable

(556)

(Increase) in inventory

(1,876)

(Increase) in prepaid expenses

(1,306)

Increase in accounts payable

27,116

Increase in accrued payroll and payroll taxes

375

_____________

Net Cash (Used) by Operating Activities

(17,395)

_____________

Cash Flows from Investing Activities

-

_____________

Net Cash Provided by Investing Activities

-

_____________

Cash Flows from Financing Activities:

Proceeds from shareholder advances

18,290

_____________

Net Cash Provided by Financing Activities

18,290

_____________

Net Increase in Cash

895

Cash at Beginning of Period

-

_____________

Cash at End of Period

$

895

_____________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

  Income taxes

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on October 9, 2003 through December 31, 2003:

The Company issued a total of 9,153,334 shares of common stock for services valued at $499,669.

Parent acquired Subsidiary pursuant to an Agreement and Plan of Reorganization which has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase [See Note 2].  Prior to the recapitalization of Subsidiary, Parent had 1,235,000 shares of common stock previously outstanding.  An additional 9,000,000 shares of common stock were issued in the acquisition.  At the time of the acquisition, Parent had no assets and no liabilities.

An officer/shareholder of the Company contributed inventory with a carryover basis of $5,213.

The accompanying notes are an integral part of this consolidated financial statement.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Health Enhancement Products, Inc. (“Parent”) was organized under the laws of the State of Nevada on March 28, 1983 as L. Peck Enterprises, Inc.  In May 1999, Parent changed its name to Western Glory Hole, Inc.  In December 2003, Parent changed its name to Health Enhancement Products, Inc.

Health Enhancement Corporation (“Subsidiary”) was organized under the laws of the State of Nevada on October 9, 2003.  On November 21, 2003, Parent acquired Subsidiary pursuant to an Agreement and Plan of Reorganization signed October 30, 2003.  The agreement called for Parent to issue 9,000,000 shares of its common stock to the former shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s common stock wherein Subsidiary became a wholly-owned subsidiary of Parent [See Note 2].  Parent’s acquisition of Subsidiary has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception.

Health Enhancement Products, Inc. and Subsidiary (“the Company”) produces and markets health products.  The Company has not yet generated significant revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Consolidation - The consolidated financial statements include the accounts of Parent and its wholly owned Subsidiary.  All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value.  The Company determines the lower of cost or fair value of non-mortgage loans on an individual asset basis.  The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due.  The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan.  The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable.  The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balances and historical losses.  The Company records interest income on delinquent accounts and loans receivable only when payment is received.  The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal.  The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable.  The Company considers accounts and loans receivable to be past due or delinquent based on contractual terms.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method [See Note 3].

Revenue Recognition - The Company’s revenue comes from the sale of health products.  Initially, the Company has not offered any return period on sales.  Since sales are final upon shipment of the products, the Company has recognized revenue upon delivery of the product.  The Company plans to offer a return policy in the future and plans to base estimates for returns on historical return rates.

Organization Costs - Organization costs of $635, which reflect amounts expended to organize the Company, were expensed as incurred.

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company expensed $2,939 in advertising costs during the period from inception on October 9, 2003 through December 31, 2003.

Research and Development - Research and development costs are expensed as incurred.  The Company expensed $55,707 in research and development costs during the period from inception on October 9, 2003 through December 31, 2003.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 7].

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 8].

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary [See Note 2] and to reflect a 2-for-1 forward stock split that Parent effected on November 11, 2003 [See Note 4].

NOTE 2 - AGREEMENT AND PLAN OF REORGANIZATION

On October 30, 2003, Parent and Subsidiary entered into an Agreement and Plan of Reorganization whereby Parent agreed to acquire 100% of Subsidiary in a stock for stock exchange.  The agreement called for Parent to issue 9,000,000 shares of common stock to the former shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s common stock.  The agreement also called for Parent to effect a 2-for-1 forward stock split.  The agreement also provided that 125,000 shares of Parent’s common stock would be cancelled.  The acquisition closed November 21, 2003 and the Company has accounted for the acquisition as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception.

NOTE 3 - INVENTORY

Inventory consists of the following at:

December 31,

2003

___________

Finished goods

$

7,089

___________

Total Inventory

$

7,089

___________

The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at December 31, 2003.

NOTE 4 - CAPITAL STOCK

Common Stock - In December 2003, the Company issued a total of 153,334 shares of their previously authorized but unissued common stock (31,250 of which were issued to an officer/shareholder of the Company, 23,125 of which were issued to an officer of the Company and 19,792 of which were issued to a relative of an officer/shareholder of the Company) for services rendered valued at $490,669 (or $3.20 per share).

In November 2003, Parent entered into an Agreement and Plan of Reorganization with Subsidiary which has been accounted for as a recapitalization of Subsidiary [See Note 2].

In October 2003, in connection with their organization, the Company issued 9,000,000 shares of their previously authorized but unissued common stock (6,418,950 of which were issued to an officer/shareholder of the Company) for research and development valued at $9,000 (or $.001 per share).

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

Capital Contribution - In November 2003, an officer/shareholder of the Company contributed inventory with a carryover basis of $5,213 to the Company.

Stock Split - On November 11, 2003, Parent effected a 2-for-1 forward stock split.  The financial statements for all periods presented have been restated to reflect this stock split.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable - At December 31, 2003, the Company owed $1,754 to an officer of the Company and $1,459 to an entity owned by an officer/shareholder of the Company.

Shareholder Advances - An officer/shareholder of the Company has made advances to the Company totaling $18,290.  The advances bear no interest and are due on demand.

Management Compensation - During the period from inception on October 9, 2003 through December 31, 2003, the Company issued 31,250 shares of common stock to an officer/shareholder of the Company for services rendered [See Note 4].  In October 2003, an officer/shareholder of the Company received 6,418,950 shares of common stock for research and development [See Note 4].

During the period from inception on October 9, 2003 through December 31, 2003, the Company paid $3,500 and issued 23,125 shares of common stock to an officer of the Company for services rendered [See Note 4].

During the period from inception on October 9, 2003 through December 31, 2003, the Company issued 19,792 shares of common stock to a relative of an officer/shareholder of the Company for services rendered [See Note 4].

Office Space - The Company rents office space from an officer/shareholder of the Company.  For the period from inception on October 9, 2003 through December 31, 2003, office rent expense to the officer/shareholder amounted to $3,485.

Equipment - The Company rents the use of equipment from an entity owned by an officer/shareholder of the Company.  For the period from inception on October 9, 2003 through December 31, 2003, equipment rent expense to the entity amounted to $1,459.

The Company rents the use of equipment from an officer/shareholder of the Company.  For the period from inception on October 9, 2003 through December 31, 2003, equipment rent expense to the officer/shareholder amounted to $373.

Vehicle - The Company rents the use of a vehicle from an officer/shareholder of the Company.  For the period from inception on October 9, 2003 through December 31, 2003, vehicle rent expense to the officer/shareholder amounted to $597.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock or through a possible business combination.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2003 an unused operating loss carryforward of approximately $588,500 which may be applied against future taxable income and which expires in 2023.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets are approximately $123,600 as of December 31, 2003, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $123,600 for the period from inception on October 9, 2003 through December 31, 2003.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

From Inception

on October 9,

2003 Through

December 31,

2003

_____________

Loss from operations available to

common shareholders (numerator)

$

(540,817)

_____________

Weighted average number of

common shares outstanding used

in loss per share for the period

(denominator)

9,627,348

_____________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - CONCENTRATIONS

Customers - The Company has just recently commenced operations and all of the revenues received by the Company are from a limited number of clients, the loss of which could have a material impact on the operations of the Company.

Location - The Company is located in Tempe, Arizona.  All activities of the Company are located in the Tempe area including all of the Company’s property.

NOTE 10 - SUBSEQUENT EVENTS

Common Stock Issuances - In January 2004, the Company issued 200,000 shares of common stock for trademarks, formulas and related rights for Zodiac Herbal Vitamins and Zodiac Herbal Teas.

In February 2004, the Company issued 150,000 shares of common stock to an officer/shareholder of the Company for services.

Advances - Subsequent to December 31, 2003, an officer/shareholder of the Company has made additional advances to the Company totaling $205,600.  The advances bear no interest and are due on demand.

#