Form 10KSB/A
period 2003-12-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2004-05-19
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB/A

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

87-699977

(State or other jurisdiction of

(I.R.S. Employer Identification Number)

incorporation or organization)

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

The issuer’s revenue for its most recent fiscal year was: $288.

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

		12 13 15 16 16 17
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

*

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

*

ReplenTishTM – a unique blend of vitamins specifically selected to replenish bodily vitamin and mineral deficiencies created by smoking.  The product is considered to be effective for both smokers and non-smokers, and is believed to have global application with domestic and international markets;

*

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

*

ProAlgaZyme is not an algae product, and the source material that generates the beneficial enzymes is not processed or marketed in any way, either as a nutrient or as a food;

*

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

Employees

As of March 10, 2004, we had 6 full-time employees and 1 part-time employee.  Our staff is positioned as follows:  1 in manufacturing operations, 1 in research and development, 2 in marketing, sales and support services, and 2 in finance and administration.  One of our part-time employees is a PhD candidate with a specialty in algae as a part-time employee engaged in research and production.  None of our employees is represented by a union.

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

Total Revenues. Total revenues were $288 in the fiscal year ended December 31, 2003.  These initial revenues reflect early sales of the ProAlgaZyme product.  There were no sales of the ReplenTish product, which was not released until the first quarter of 2004.

Cost of Goods Sold.  For the ProAlgaZyme product, the cost of product sales represents early costs incurred in the set-up, raw material acquisition, and labor required to provide a growing and processing environment for the algae cultures that constitute the source of the proteolytic enzyme which is marketed as ProAlgaZyme.  Total cost of goods sold for the fiscal year ended December 31, 2003 was $1,728.

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

General and Administrative Expenses. General and administrative expense was $508,828 for the fiscal year ended December 31, 2003.  The major items of this expense were consultants fees, professional fees expense for initial staffing and legal costs, rental expense of our new manufacturing and production center, and associated equipment and product storage costs.

Interest Income. We had no interest income for the fiscal year ended December 31, 2003.

Interest/Other Expense. We incurred no interest expense for the fiscal year ended December 31, 2003.

Provision (Benefit) for Income Taxes. We have net deferred tax assets of approximately $129,000 at December 31, 2003 related to net operating loss carry forwards of approximately $360,000.  Due to the uncertainty of realization of the net operating loss carry forwards, the Company has established a valuation allowance equal to the tax assets.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Howard R. Baer, Chairman & CEO, Treasurer & Secretary	12/31/03	-0-	-0-	-0-	$100,000 (1)	-0-	-0-	-0-
Kevin C. Baer, Executive Vice President	12/31/03	-0-	-0-	-0-	$63,334 (1)	-0-	-0-	-0-
DeWall J. Hildreth, Director of Medical Research	12/31/03	-0-	-0-	$5,000(2)	$40,534(1)	-0-	-0-	-0-
Jeffery R. Richards, Chief Financial Officer	12/31/03	-0-	-0-	$3,500(2)	$74,000(1)	-0-	-0-	-0-

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

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
Howard R. Baer (1)(2)(3) 2530 S. Rural Rd. Tempe, AZ 85282 Kevin C. Baer(2)(4) 2530 S. Rural Rd. Tempe, AZ 85282 Jeffery R. Richards(2) 2530 S. Rural Rd. Tempe, AZ 85282	Common Common Common	5, 478,450 608,900 61,000	52 . 74% 5. 86% 0. 59%
Officers and Directors as a group Three People	Common	6,148,350	59.19%

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

Previously

submitted on

Form 10-KSB

on 4-1-04

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

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: May 18, 2004

By: _/s/ Howard R. Baer

Howard R. Baer

Chief Executive Officer

Date: May 18, 2004

By: _/s/ Jeffery R. Richards

Jeffery R. Richards

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 18, 2004

By: _/s/ Howard R. Baer

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 22, 2004

(except for Note 11, as to which the date is May 14, 2004)

Salt Lake City, Utah

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

[A Development Stage Company]

CONSOLIDATED BALANCE SHEET

ASSETS

December 31,

2003

___________

CURRENT ASSETS:

Cash

$

895

Inventory

7,224

Prepaid expenses

1,306

___________

Total Current Assets

9,425

___________

$

9,425

___________

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

27,116

Shareholder advances

18,290

Accrued payroll and taxes

27,215

Customer deposits

836

___________

Total Current Liabilities

73,457

___________

STOCKHOLDERS' EQUITY (DEFICIT) [Restated]:

Common stock, $.001 par value,

100,000,000 shares authorized,

10,388,334 shares issued and

outstanding

10,388

Capital in excess of par value

494,494

Deficit accumulated during the

development stage

(568,914)

___________

Total Stockholders' Equity (Deficit)

(64,032)

___________

$

9,425

___________

The accompanying notes are an integral part of this consolidated financial statement.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

 [A Development Stage Company]

CONSOLIDATED STATEMENT OF OPERATIONS

From Inception

on October 9,

2003 Through

December 31,

2003

_____________

REVENUE

$

288

COST OF GOODS SOLD

1,728

_____________

GROSS PROFIT (LOSS)

(1,440)

EXPENSES:

Selling

2,939

General and administrative

508,828

Research and development

55,707

_____________

Total Expenses

567,474

_____________

LOSS BEFORE INCOME TAXES

(568,914)

CURRENT TAX EXPENSE

-

DEFERRED TAX EXPENSE

-

_____________

NET LOSS

$

(568,914)

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

Accumulated

Common Stock

Capital in

During the

______________________

Excess of

Development

Shares

Amount

Par Value

Stage

  ___________

_________

_________

__________

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

Net loss for the period ended December 31, 2003

-

-

-

(568,914)

___________

_________

_________

__________

BALANCE, December 31, 2003

10,388,334

$ 10,388

$ 494,494

$ (568,914)

___________

_________

_________

__________

The accompanying notes are an integral part of this consolidated financial statement.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

 [A Development Stage Company]

CONSOLIDATED STATEMENT OF CASH FLOWS

From Inception

on October 9,

2003 Through

December 31,

2003

_____________

Cash Flows from Operating Activities:

Net loss

$

(568,914)

Adjustments to reconcile net loss to net cash used

  by operating activities:

Non-cash services rendered for stock issued

499,669

Changes in assets and liabilities:

(Increase) in inventory

(2,011)

(Increase) in prepaid expenses

(1,306)

Increase in accounts payable

27,116

Increase in accrued payroll and payroll taxes

27,215

Increase in customer deposits

836

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

Revenue Recognition - The Company’s revenue comes from the sale of health products.  The Company recognizes revenue when rights and risk of ownership have passed to the customer, there is persuasive evidence of a sales arrangement, product has been shipped or delivered to the customer, the price and terms are finalized and collection of the resulting receivable is reasonably assured.  The Company offers a 30-day to 60-day return period from the date of the sale.  The Company plans to base its estimates for returns on historical return rates.  Until the Company has sufficient operating history to estimate return rates, the Company defers all sales and recognizes revenue only after the return period has ended.

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

7,224

___________

Total Inventory

$

7,224

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

NOTE 5 - RELATED PARTY TRANSACTIONS [Continued]

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

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At December 31, 2003, the Company has an available unused operating loss carryforward of approximately $360,000, which may be applied against future taxable income and which expires in 2023.

At December 31, 2003, the total of all deferred tax assets was approximately $129,000 and the total of all deferred tax liabilities was approximately $0.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $129,000.  The net change in the valuation allowance was approximately $129,000 during the period from inception on October 9, 2003 through December 31, 2003.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

The temporary differences gave rise to the following deferred tax asset (liability):

December 31,

2003

___________

Excess of tax over financial

  accounting depreciation

$

140

Deferred compensation

53,455

Accrued expenses - related party

305

Net deferred sales

147

Net operating loss carryover

75,383

The components of federal income tax expense from continuing operations consisted of the following for the period from inception on October 9, 2003 through:

December 31,

2003

___________

Current income tax expense:

Federal

$

-

State

-

___________

Net current tax expense

$

-

___________

Deferred tax expense (benefit) resulted from:

Excess of tax over financial

  accounting depreciation

$

(140)

Deferred compensation

(53,455)

Accrued expenses - related party

(305)

Net deferred sales

(147)

Net operating loss carryover

(75,383)

Valuation allowance

129,430

___________

Net deferred tax expense

$

-

___________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the period from inception on October 9, 2003 through:

December 31,

2003

___________

Computed tax at the expected

  federal statutory rate

15.00%

State income taxes, net of federal benefit

5.92

Other

1.83

Valuation allowance

(22.75)

___________

Effective income tax rate

0.00%

___________

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

From Inception

on October 9,

2003 Through

December 31,

2003

_____________

Loss from operations available to

common shareholders (numerator)

$

(568,914)

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

NOTE 11 - RESTATEMENT

The Company previously issued December 31, 2003 financial statements which have been restated to reflect that the Company paid compensation to employees rather than independent contractors as previously reported and incurred additional payroll tax liabilities of $26,840.  The financial statements have also been restated to reflect that the Company has offered a 30-day return period on sales since the start of operations.  The following schedule provides disclosure of the effects of the restatement.

December 31, 2003

as previously

December 31, 2003

reported

as corrected

Change

_________________

_________________

_________________

Total Assets

$

9,846

$

9,425

$

(421)

_________________

_________________

_________________

Net loss

$

(540,817)

$

(568,914)

$

(28,097)

_________________

_________________

_________________

Loss per common share

$

(.06)

$

(.06)

$

(.00)

______________

_______________

_______________

#