Form 10QSB
period 2004-03-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2004-05-19
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ x ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number:  000-30415

Health Enhancement Products, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

87-699977

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

2530 South Rural Rd., Tempe, Arizona  85282

(Address of principal executive offices)

480-385-3800

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 10,823,418 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):

Yes _____  No    X

#

FORM 10-QSB

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

		Page
PART I	Item 1. Financial Statements Item 2. Management’s Discussion and Analysis or Plan of Operation Item 3. Controls and Procedures	4 20 23
PART II	Item 2. Changes In Securities Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	23 24 24
	Signatures	25

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

#

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

March 31,

December 31,

2004

2003

___________

___________

CURRENT ASSETS:

Cash

$

2,612

$

895

Inventory

6,454

7,224

Prepaid expenses

5,617

1,306

___________

___________

Total Current Assets

14,683

9,425

___________

___________

OTHER ASSETS:

Definite-life intangible assets, net

13,802

-

Indefinite-life intangible assets

730,000

-

___________

___________

Total Other Assets

743,802

-

___________

___________

$

758,485

$

9,425

___________

___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

44,248

$

27,116

Shareholder advances

249,987

18,290

Accrued payroll and taxes

82,979

27,215

Customer deposits

3,166

836

___________

___________

Total Current Liabilities

380,380

73,457

___________

___________

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value,

100,000,000 shares authorized,

10,823,418 and 10,388,334 shares

issued and outstanding, respectively

10,823

10,388

Capital in excess of par value

2,549,311

494,494

Deficit accumulated during the

development stage

(2,182,029)

(568,914)

___________

___________

Total Stockholders' Equity (Deficit)

378,105

(64,032)

___________

___________

$

758,485

$

9,425

___________

___________

Note: The balance sheet at December 31, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

From Inception

For the Three

on October 9,

Months Ended

2003 Through

March 31, 2004

March 31, 2004

____________

____________

REVENUE

$

9,522

$

9,810

COST OF GOODS SOLD

10,896

12,624

____________

____________

GROSS PROFIT (LOSS)

(1,374)

(2,814)

EXPENSES:

Selling

46,765

49,704

General and administrative

1,470,934

1,979,762

Research and development

94,042

149,749

____________

____________

Total Expenses

1,611,741

2,179,215

____________

____________

LOSS BEFORE INCOME TAXES

(1,613,115)

(2,182,029)

CURRENT TAX EXPENSE (BENEFIT)

-

-

DEFERRED TAX EXPENSE (BENEFIT)

-

-

____________

____________

NET LOSS

$

(1,613,115)

$

(2,182,029)

____________

____________

LOSS PER COMMON SHARE

$

(.15)

$

(.21)

____________

____________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

From Inception

For the Three

on October 9,

Months Ended

2003 Through

March 31, 2004

March 31, 2004

____________

____________

Cash Flows from Operating Activities:

Net loss

$

(1,613,115)

$

(2,182,029)

Adjustments to reconcile net loss to net cash used

  by operating activities:

Non-cash services rendered for stock issued

1,065,252

1,564,921

Non-cash services rendered for warrants granted

260,000

260,000

Changes in assets and liabilities:

(Increase) decrease in inventory

770

(1,241)

(Increase) in prepaid expenses

(4,311)

(5,617)

Increase in accounts payable

17,132

44,248

Increase in accrued payroll and taxes

55,764

82,979

Increase in customer deposits

2,330

3,166

____________

____________

Net Cash (Used) by Operating Activities

(216,178)

(233,573)

____________

____________

Cash Flows from Investing Activities:

Payments for definite-life intangible assets

(13,802)

(13,802)

____________

____________

Net Cash (Used) by Investing Activities

(13,802)

(13,802)

____________

____________

Cash Flows from Financing Activities:

Proceeds from shareholder advances

231,697

249,987

____________

____________

Net Cash Provided by Financing Activities

231,697

249,987

____________

____________

Net Increase (Decrease) in Cash

1,717

2,612

Cash at Beginning of Period

895

-

____________

____________

Cash at End of Period

$

2,612

$

2,612

____________

____________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

  Income taxes

$

-

$

-

[Continued]

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[CONTINUED]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on October 9, 2003 through March 31, 2004:

The Company issued a total of 9,388,418 shares of common stock for total services valued at $1,564,921.

The Company issued a total of 200,000 shares of common stock for indefinite-life intangible assets valued at $730,000.

The Company granted 50,000 warrants to purchase common stock for services valued at $230,000.

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements.  The results of operations for the periods ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

Consolidation - The consolidated financial statements include the accounts of Parent and its wholly owned Subsidiary.  All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification.  In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment.  No impairment was recorded during the three months ended March 31, 2004.

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

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company expensed $38,862 in advertising costs during the three months ended March 31, 2004.

Stock-Based Compensation - The Company has no stock-based compensation plans.  The Company accounts for its stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  Through March 31, 2004, the Company has not granted any stock-based compensation to any employees.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Research and Development - Research and development costs are expensed as incurred.  The Company expensed $94,042 in research and development costs during the three months ended March 31, 2004.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 7].

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 10].

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

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary [See Note 2] and to reflect a 2-for-1 forward stock split that Parent effected on November 11, 2003 [See Note 6].

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

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORY

Inventory consists of the following at:

March 31,

December 31,

2004

2003

___________

___________

Finished goods

$

6,454

$

7,224

___________

___________

Total Inventory

$

6,454

$

7,224

___________

___________

The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at March 31, 2004 and December 31, 2003.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets consist of the following at:

March 31,

December 31,

2004

2003

___________

___________

Patent applications in process

$

13,802

$

-

Less: Accumulated amortization

-

-

___________

___________

Net Definite-life Intangible Assets

$

13,802

$

-

___________

___________

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets of 20 years with no residual value.  Amortization expense for the three months ended March 31, 2004 was $0.  The Company estimates that their amortization expense for each of the next five years will be approximately $700 per year.

NOTE 5 - INDEFINITE-LIFE INTANGIBLE ASSETS

Indefinite-life intangible assets consist of the following at:

March 31,

December 31,

2004

2003

___________

___________

Trademarks and formulas for

  Zodiac Herbal Vitamins

$

365,000

$

-

Trademarks and formulas for

  Zodiac Herbal Teas

365,000

-

___________

___________

Indefinite-life Intangible Assets

$

730,000

$

-

___________

___________

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK

Common Stock - The Company has authorized 100,000,000 shares of common stock with a par value of $.001.

In March 2004, the Company issued 85,084 shares of their previously authorized but unissued common stock (25,000 of which were issued to an officer/shareholder of the Company, 6,250 of which were issued to an officer of the Company and 9,584 of which were issued to a relative of an officer/shareholder of the Company) for services rendered valued at $255,252 (or $3.00 per share)

In February 2004, the Company issued 150,000 shares of common stock to an officer/shareholder of the Company for services rendered valued at $810,000 (or $5.40 per share).

In January 2004, the Company issued 200,000 shares of common stock for the trademarks and formulas for Zodiac Herbal Vitamins and Zodiac Herbal Teas valued at $730,000 (or $3.65 per share).

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

Warrants - In February 2004, the Company issued 50,000 warrants to purchase common stock at $3.75 per share for services rendered valued at $260,000.  The warrants vested immediately and are exercisable for three years.  At March 31, 2004, none of these warrants had been exercised, forfeited or cancelled.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK [Continued]

A summary of the status of the warrants is presented below.

From Inception on

For the Three

October 9, 2003

Months Ended

Through

March 31, 2004

March 31, 2004

________________

________________

Weighted

Weighted

Average

Average

Exercise

Exercise

Shares

Price

Shares

Price

_______

_______

_______

_______

Outstanding at beginning of period

-

$

-

-

$

-

Granted

50,000

3.75

50,000

3.75

Exercised

-

-

-

-

Forfeited

-

-

-

-

Expired

-

-

-

-

_______

_______

_______

_______

Outstanding at end of period

50,000

$

3.75

50,000

$

3.75

_______

_______

_______

_______

Weighted average fair value of options

  granted during the period

50,000

$

5.20

50,000

$

5.20

_______

_______

_______

_______

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions for grants on February 20, 2004: risk-free interest rate of 2.25%, expected dividend yield of zero, expected lives of three years and expected volatility of 633%.

A summary of the status of the warrants outstanding at March 31, 2004 is presented below:

Warrants Outstanding

Warrants Exercisable

___________________________________________

_________________________

Range of

Weighted-Average

Weighted-Average

Weighted-Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Prices

Outstanding

Contractual Life

Price

Exercisable

Price

___________

___________

______________

______________

_________

______________

$

3.75

50,000

2.9 years

$

3.75

50,000

$

3.75

___________

___________

______________

______________

_________

______________

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At March 31, 2004, the Company has available unused operating loss carryforwards of approximately $1,005,000, which may be applied against future taxable income and which expire in various years through 2024.

At March 31, 2004, the total of all deferred tax assets was approximately $471,000 and the total of all deferred tax liabilities was approximately $5,000.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $466,000.  The net change in the valuation allowance was approximately $337,000 during the three months ended March 31, 2004.

The temporary differences gave rise to the following deferred tax asset (liability):

March 31,

2004

___________

Excess of tax over financial

  accounting depreciation

$

(5,300)

Deferred compensation

258,323

Accrued expenses - related party

2,452

Net deferred sales

608

Net operating loss carryover

210,343

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

The components of federal income tax expense from continuing operations consisted of the following for the three months ended:

March 31,

2004

___________

Current income tax expense:

Federal

$

-

State

-

___________

Net current tax expense

$

-

___________

Deferred tax expense (benefit) resulted from:

Excess of tax over financial

  accounting depreciation

$

5,440

Deferred compensation

(204,868)

Accrued expenses - related party

(2,147)

Net deferred sales

(462)

Net operating loss carryover

(134,960)

Valuation allowance

336,997

___________

Net deferred tax expense

$

-

___________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the three months ended:

March 31,

2004

___________

Computed tax at the expected

  federal statutory rate

15.00%

State income taxes, net of federal benefit

5.92

Other

(.03)

Valuation allowance

(20.89)

___________

Effective income tax rate

0.00%

___________

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts Payable - At March 31, 2004 and December 31, 2003, respectively, the Company owed $0 and $1,754 to an officer of the Company and $11,721 and $1,459 to entities owned by an officer/shareholder of the Company.

Shareholder Advances - During the three months ended March 31, 2004, an officer/shareholder of the Company advanced $231,696 to the Company.  At March 31, 2004 and December 31, 2003, respectively, the Company owed a total of $249,986 and $18,290 to the officer/shareholder.  The advances bear no interest and are due on demand.

Sales - During the three months ended March 31, 2004, the Company made sales of $60 to a relative of an officer/shareholder of the Company.

Management Compensation - During the three months ended March 31, 2004, the Company issued a total of 175,000 shares of common stock to an officer/shareholder of the Company for services rendered [See Note 6].

During the three months ended March 31, 2004, the Company paid $7,500 and issued 6,250 shares of common stock to an officer of the Company for services rendered [See Note 6].

During the three months ended March 31, 2004, the Company paid $7,500 and issued 9,584 shares of common stock to a relative of an officer/shareholder of the Company for services rendered [See Note 6].

Office Space - The Company rents office space from an officer/shareholder of the Company and an entity owned by him.  For the three months ended March 31, 2004, office rent expense to the officer/shareholder and the entity amounted to $13,231.

Equipment - The Company rents the use of equipment from an entity owned by an officer/shareholder of the Company.  For the three months ended March 31, 2004, equipment rent expense to the entity amounted to $4,096.

The Company rents the use of equipment from an officer/shareholder of the Company.  For the three months ended March 31, 2004, equipment rent expense to the officer/shareholder amounted to $559.

Vehicle - The Company rents the use of a vehicle from an officer/shareholder of the Company.  For the three months ended March 31, 2004, vehicle rent expense to the officer/shareholder amounted to $1,155.

Contracted Services - During the three months ended March 31, 2004, a relative of an officer/shareholder of the Company performed contracted services for the Company totaling $238.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOING CONCERN

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

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

From Inception

For the Three

on October 9,

Months Ended

2003 Through

March 31, 2004

March 31, 2004

____________

____________

Loss from operations available

to common shareholders

(numerator)

$

(1,613,115)

$

(2,182,029)

____________

____________

Weighted average number of

common shares outstanding

used in loss per share for the

period (denominator)

10,664,389

10,169,708

____________

____________

At March 31, 2004, the Company had 50,000 outstanding warrants to purchase common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 11 - CONCENTRATIONS

Revenues - During the three months ended March 31, 2004, the Company had a significant customer which accounted for 11% of the Company’s total sales.  The loss of this significant customer could adversely affect the Company’s business and financial condition.

Location - The Company is located in Tempe, Arizona.  All activities of the Company are located in the Tempe area including all of the Company’s property.

#

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Engagement Agreement - In February 2004, the Company signed an Engagement Agreement with Davidson Capital Group (“DCG”).  The Company issued 50,000 warrants to purchase common stock at $3.75 per share [See Note 6].  The Company agreed to pay $15,000 plus 4.5% of the proceeds received by the Company through the efforts of DCG and 2% of the proceeds received by the Company from any other source.  The Company further agreed to issue up to 200,000 additional warrants to purchase common stock at $3.75 per share based upon the amount of proceeds received by the Company and whether the financing was provided through the efforts of DCG.  During the three months ended March 31, 2004, the Company paid $12,500 to DCG for services rendered under this agreement.

NOTE 13 - SUBSEQUENT EVENTS

Common Stock Issuance - In April 2004, the Company issued 318,500 shares of common stock to an officer/shareholder of the Company for services.

Advances - In April 2004, an officer/shareholder of the Company and his relatives have made additional advances to the Company totaling $65,000.  The advances bear no interest and are due on demand.

#

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations for Quarters Ended March 31, 2003 and 2002

During the fiscal quarters ended March 31, 2003 and March 31, 2002, we operated as Western Glory Hole, Inc., a development-stage company without any operations.

Results of Operations for Quarters Ended March 31, 2004 and 2003

We commenced operations as Health Enhancement Products, Inc. during the final quarter of 2003, subsequent to the acquisition of Health Enhancement Corporation by Western Glory Hole, Inc.  Therefore, information relative to revenues and expenses does not allow any meaningful comparison between the two periods ending March 31, 2004 and 2003, respectively.  Western Glory Hole, Inc. was a development stage company and had no effective operations during the fiscal year ended December 31, 2002 and during the fiscal year ended December 31, 2003 until its acquisition of Health Enhancement Corporation.  The Company is now entering into a phase of growth and development of its products, expanding its marketing operations, initiating clinical studies to support its internal research, and is preparing for revenue growth in the future.

The following information represents the consolidated financial activities of Health Enhancement Corporation and Health Enhancement Products, Inc. for the quarter ended March 31, 2004.

Total Revenues. Total revenues were $9,522 in the quarter ended March 31, 2004.  These initial revenues reflect primarily early sales of the ProAlgaZyme product along with sales of the ReplenTish product which was released during the first quarter of 2004.

Cost of Goods Sold.  Total Cost of Goods Sold was $10,896 for the quarter ended March 31, 2004.  The cost of product sales represents costs incurred in raw material acquisition and labor required to provide for the algae cultures that constitute the source of the proteolytic enzyme which is marketed as ProAlgaZyme.

Research and Development Expenses.   We spent approximately $94,042 on research and development expenses including $65,290 on clinical trials for the quarter ended March 31, 2004.  Of the research and development expenses, $7,500 was incurred for the conduct of internal clinical trials and related research.  The largest portion of the expense for clinical trials was for $64,125 representing a 50% payment for the conduct of an independent clinical trial of the ProAlgaZyme product, to be conducted by the Marshall-Blum Herbal Research Clinic of Bangor, Maine on a minimum of 60 Diabetes II patients.  A further amount of approximately $62,125 is expected to be expended during the quarter ending June 30, 2004 for the next stages of the independent study.

Selling and Marketing Expenses. Selling and marketing expense was $46,765 for the quarter ended March 31, 2004.  Of these expenses, approximately $38,862 was for advertising expenses, primarily connected with conducting an initial test-marketing of the ReplenTish product following its launch.  In addition, approximately $2,098 was expended in freight costs – primarily for shipping samples of both ProAlgaZyme and ReplenTish to prospective international distributors.

General and Administrative Expenses. General and administrative expense was $1,470,934 for the quarter ended March 31, 2004.  The major items of this expense were salary expenses ($1,068,953, including $958,311 for 175,000 shares of the Company’s common stock issued to a director and an officer of the Company, and $42,910 for taxes payable on these issues), consultants’ fees ($382,000, including $260,000 for the issue of a warrant for 50,000 shares of the Company’s stock and $109,500 for 36,500 shares of the Company’s common stock), professional fees expense, legal costs, employee health insurance, investor relations fees, expenses associated with statutory filing and reporting, rental expense of our manufacturing and production center, and associated equipment and product storage costs.

Provision (Benefit) for Income Taxes. We have net deferred tax assets of approximately $466,000 at March 31, 2004 related to net operating loss carry forwards of approximately $210,000.  Due to the uncertainty of realization of the net operating loss carry forwards, the Company has established a valuation allowance equal to the tax assets.

Liquidity and Capital Resources

Our current assets consist of $2,612 in cash, $6,454 in inventory and $5,617 in prepaid expenses.  Other assets include intangible assets valued at 743,802.  Total assets at March 31, 2004 were $758,485.  Our current liabilities include $44,248 in accounts payable, $249,987 from shareholder advances, $82,979 in accrued payroll and taxes and $3,166 in customer deposits, for total liabilities of $380,380.

We had revenues of $9,522 during the period ended March 31, 2004, and we have not had significant revenue since commencement of operations as Health Enhancement Products, Inc. during the last quarter of 2003.  We continue to be largely dependent for our internal financing requirements on advances from our Chairman and founder, Mr. Howard R. Baer, and this dependence is expected to continue at least until we are able to generate sufficient product sales revenues and profitability to become self-sustaining, or until we receive some form of external financing.

On February 20, 2004, we entered into an agreement with Davidson Capital Group LLC (“DCG”) of McLean, Virginia; under this agreement, DCG is to assist the Company in seeking financing for an amount up to $5 million, to assist in the preparation of appropriate documents for presentation to prospective investors, and to use its best efforts to identify and to introduce potential sources of financing.

We have no immediate plans for major capital expenditure or for the next twelve months.  Planned expenditure for plant and equipment is not significant, and we expect to meet it from advance funds from the Chairman and founder, Mr. Howard R. Baer, or from external financing.

As part of our preparation for the conduct of patient clinical trials by independent third-party research entities, we have incurred significant expenditures, and we expect to incur further significant research expenditures during the second and third quarters of 2004 – particularly if we commence any further studies.  These planned expenditures, if not met from sales revenues, will also need to be met from funds advanced by Mr. Baer or from external financing.  In the event that these sources are not available or adequate to meet this planned commitment, we may be obliged to curtail or even to defer the planned research activities.

Plan of Operation

We have commenced test-marketing of our ReplenTish product in the Phoenix, AZ area, and we plan to expand this activity either by opening further test-markets in other areas or by the appointment of dedicated distributors.  We have also commenced the sale of both ReplenTish and ProAlgaZyme through our Internet website at www.heponline.com.  We have appointed a Call Center to handle telephone sales, and we have appointed a full-time Sales Development Manager to handle inside sales and the location and appointment of distributors and other large outlets.  In May, 2004, we appointed Mr. John Neubauer as our President and Chief Operating Officer, with responsibility to implement corporate strategies and to develop operations and staff.

We are also continuing discussions with major potential international distributors for both ProAlgaZyme and ReplenTish.  To date, we have found a very positive interest in the sale of both of these products.

Currently, all product sales are fulfilled from our central operations center in Tempe, Arizona; however, we have also identified a specialist Fulfillment Center which will be used to handle high-volume sales of our products when required.

In order to ensure the maximum protection of our proprietary products, in May 2004 we filed a patent application for the ProAlgaZyme product.

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

In addition, we have conducted internal studies into the growing and effectiveness of the algae, and into its efficient cultivation, protection, and reproduction.  These studies have also allowed us to clarify the nature of the active agent within ProAlgaZyme as a complex of proteolytic enzymes.  From this conclusion, we are able to assess more accurately the effect of the ProAlgaZyme on a very large range of illnesses, injuries, and chronic diseases, and to prepare for appropriate clinical trials.

Finally, we have initiated a series of ‘in vivo’ in-house clinical studies into the effectiveness of a ProAlgaZyme regimen on a range of patients with several illnesses; these research trials have been conducted to a strictly-defined protocol, and have been under the direction of our Director of Medical Research, Dr. DeWall J. Hildreth.  Among the illnesses studied under this on-going program are Type II Diabetes, Chronic Fatigue Syndrome, Fibromyalgia, HIV/AIDS, cardio-vascular and immune-system conditions, and a variety of cancerous conditions.

We are conscious of the need to provide the most thorough and accurate statements of the effectiveness and health benefits of our products.  To this end, we have engaged the services of the Marshall-Blum Herbal Research Clinic in Bangor, Maine for the conducted of a comprehensive clinical study of the ProAlgaZyme product with a minimum of 60 patients suffering from Diabetes II.  The study is expected to commence in May 2004, and to be completed by July-August, 2004.  The study will be a single-center, prospective, randomized, triple-masked, placebo-controlled, parallel-group-design clinical trial.  In addition to this trial, the Company is considering other appropriate trial agencies and specific illnesses where our internal clinical trials have indicated higher degrees of health benefit.

Trends, events or uncertainties: We believe that there is a general public acceptance of the value and efficacy of natural products for use in enhancing general wellness and also in dealing with specific illnesses. Our product development strategy is the development of products that can be used simultaneously by the medical and consumer markets, concentrating on markets with illnesses that are the most likely to benefit from the Company’s technology. We intend to demonstrate the effectiveness of our products by clinical research and independent studies addressed to relevant physical condition, illnesses, and chronic diseases. The success of these trials and the continuity of such public attitudes cannot be guaranteed.

We are subject to laws, governmental regulations, administrative determinations and court decisions on the federal, state and local levels.   We believe that the current laws are generally favorable to our industry.  We must make a statement of nutritional support which is a statement describing certain types of product performance characteristics.  In making such statements, we must have substantiation that the statement is truthful and not misleading and we must make a disclaimer within the statement.  Our product is classified, controlled, and regulated by laws covering every area of production, labeling, storage, distribution, and health claims if any, to list a few such laws.  Current legislative directions by the regulating authorities seem to indicate that they will continue to pay close attention to unsubstantiated or excessively-general claims for product effectiveness, resulting in a need for natural product suppliers to restrict product claims to only proven and objectively-supportable claims. We are anticipating this trend by our use of independent research into the effectiveness of our products.  Such research will also continue to build our knowledge base on the product.

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

Staffing: We have conducted all of our activities since inception with a minimum level of specialized and qualified staff.  We expect that our anticipated growth will lead to a growth in staff at all levels; however, we are strongly aware of the need to control costs and to use all resources to the maximum effectiveness.  As part of our plans for growth, we have retained a suitably qualified and experienced President from the nutraceutical industry.

Off-Balance Sheet arrangements: We have no off-Balance Sheet arrangements that would create contingent or other forms of liability.

Item 3. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

PART II – OTHER INFORMATION

Item 2.  Changes in Securities

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

In March 2004, the Company issued 85,084 shares of common stock of which 25,000 shares were issued to Mr. Howard Baer, 6,250 shares to Mr. Jeffrey Richards and 9,584 shares to Mr. Kevin Baer, son of Mr. Howard Baer.

In April 2004, the Company issued 318,500 shares of common stock to Mr. Howard Baer for services.

Item 5. Other Information

In January 2004, the Company acquired the trademarks, formulas and related rights for each of Zodiac Herbal Vitamins and Zodiac Herbal Teas.  We issued 100,000 shares of common stock for each of these product lines.  The Company has commenced preparations for the manufacture of the Zodiac Herbal Vitamins, and intends to produce and market this product domestically and internationally when adequate financing is available.

During the period ending March 31, 2004, our Founder and Chairman has made additional advances to the Company totaling $231,696, resulting in a total indebtedness of the Company of $249,986 as at March 31, 2004.  The advances bear no interest and are due on demand.

At March 31, 2004 the Company owed $11,721 to entities owned by Mr. Howard Baer.  In addition Mr. Howard Baer and an entity owned by Mr. Howard Baer rent office space to the Company.  During the three months ended March 31, 2004, the Company expensed $13,231 for office space.

For the three months ended March 31, 2004, the Company rented equipment from an entity owned by Mr. Howard Baer with equipment rent expense amounting to $4,096.  The Company also rents the use of equipment from Mr. Howard Baer and for the three months ended March 31, 2004, the equipment rent expense was $559.

The Company rents the use of a vehicle from Mr. Howard Baer and for the three months ended March 31, 2004, the vehicle rent expense was $1,155.

Subsequent to the end of the period ended March 2004, Mr. Howard Baer and his son, Mr. Kevin Baer advanced the Company $65,000.  The advances bear no interest and are due on demand.

On February 20, 2004, we entered into an agreement with Davidson Capital Group LLC (“DCG”) of McLean, Virginia; under this agreement, DCG is to assist the Company in seeking financing for an amount up to $5 million, to assist in the preparation of appropriate documents for presentation to prospective investors, and to use its best efforts to identify and to introduce potential sources of financing.  As part of this Agreement, we issued a warrant for 50,000 shares of our common stock at a price of $3.75 per share, and agreed to issue additional warrants up to 200,000 shares at a price of $3.75 per share based on the amount of proceeds received by the Company and whether the financing was received through the efforts of DCG.  In addition, we agreed to pay a retainer of $15,000 plus 4.5% of the proceeds received by us through the efforts of DCG and 2% of the proceeds received by us from any other source.

Subsequent to the end of the current period, the Company appointed Mr. John Neubauer to the position of President and COO.  Mr. Neubauer has more than 20 years experience in healthcare and marketing industries.  From 1981 to 1987, he held several executive positions with Deloitte & Touche Tohmatsu International, including that of Director of Corporate Finance, leaving the firm for a one-year period to be COO of Herbalife International, a global personal products distributor.  From 1993 to 1997, he served as Senior VP of Starlight International, a nutraceutical distributor; from 1997 to 2000, he was COO of Cell Tech International Inc., a manufacturer and marketer of nutritional supplements.  From 2000 to 2002, he served as CFO of Preeminent Advantage, a start-up software company, before joining Nutrition For Life International LLC as CEO, responsible for directing that company’s restructuring.  Mr. Neubauer holds a B.A. degree from Ripon College, a MBA degree from the Graziadio School of Business at Pepperdine University, and a diploma from the University of Madrid, Madrid, Spain.

Item 6. Exhibits and Reports on Form 8-K.

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

Attached

Reports on Form 8-K:

The Company did not file a Form 8-K Current Report during the period ending March 31, 2004.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: May 18, 2004

By: _/s/ Howard R. Baer

Howard R. Baer

Chief Executive Officer

Date: May 18, 2004

By: _/s/ Jeffery R. Richards

Jeffery R. Richards

Chief Financial Officer

#