Form 10QSB
period 2004-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2004-08-30
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ x ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number:  000-30415

Health Enhancement Products, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

87-0699977

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 12,062,253 shares of common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):

Yes _____  No    X

FORM 10-QSB

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

		Page
PART I	Item 1. Financial Statements Item 2. Management’s Discussion and Analysis or Plan of Operation Item 3. Controls and Procedures	4 14 19
PART II	Item 1. Legal Proceedings Item 2. Changes In Securities Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	20 20 20 21
	Signatures	22

(Inapplicable items have been omitted)

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

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

ASSETS

CURRENT ASSETS:

Cash

$

609,048

Accounts Receivable

785

Inventories

9,109

Prepaid Expenses

29,203

____________

Total Current Assets

648,145

____________

OTHER ASSETS:

Definite-life Intangible Assets, net

14,329

Indefinite-life Intangible Assets, net

405,000

____________

Total Other Assets

419,329

____________

$

1,067,474

==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable

$

88,289

Shareholder Advances

430,264

Loans Payable

20,000

Accrued Payroll and Taxes

88,580

Accrued Expenses

57,146

Customer Deposits

1,018

___________

Total Current Liabilities

685,297

___________

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value,

100,000,000 shares authorized,

11,956,753 issued and outstanding

11,957

Additional Paid-In Capital

3,291,356

Deficit accumulated during the

development stage

(2,921,136)

___________

Total Stockholders' Equity

382,177

___________

$

1,067,474

==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

From Inception

For the Six

For the Three

on October 9,

Months Ended

Months Ended

2003 Through

June 30, 2004

June 30, 2004

June 30, 2004

________________

______________

____________

NET SALES

$

17,657

$

8,135

$

17,945

COST OF SALES

39,542

25,793

41,270

______________

______________

____________

GROSS PROFIT (LOSS)

(21,885)

(17,658)

(23,325)

OPERATING EXPENSES:

Selling

105,790

59,024

108,729

General and Administrative

1,756,079

287,995

2,264,907

Research and Development

143,468

49,426

199,175

Impairment Loss

325,000

325,000

325,000

____________

______________

____________

Total Operating Expenses

2,330,337

721,445

2,897,811

____________

______________

____________

NET LOSS

$

  (2,352,222)

$

(739,103)

$

(2,921,136)

==========

============

===========

BASIC AND DILUTED LOSS PER SHARE

$              (0.21)

$                  (0.07)

==========

============

WEIGHTED AVERAGE BASIC AND DILUTED

SHARES OUTSTANDING

10,982,933

11,311,719

==========

============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

From Inception

For the Six

on October 9,

Months Ended

2003 Through

June 30, 2004

June 30, 2004

_____________

____________

Cash Flows from Operating Activities:

Net loss

$

(2,352,222)

$

(2,921,136)

Adjustments to reconcile net loss to net cash used

  by operating activities:

Non-cash – stock issued for services rendered

1,065,252

1,564,921

Non-cash – warrants granted for services rendered

260,000

260,000

Impairment Loss

325,000

325,000

Amortization

171

171

Changes in assets and liabilities:

(Increase) in Accounts Receivable

(785)

(785)

(Increase) in inventory

(1,885)

(3,896)

(Increase) in prepaid expenses

(27,895)

(29,201)

Increase in accounts payable

61,173

88,289

Increase in accrued liabilities

118,510

145,725

Increase in customer deposits

182

1,018

____________

____________

Net Cash (Used) by Operating Activities

(552,499)

(569,894)

____________

____________

Cash Flows from Investing Activities:

Payments for definite-life intangible assets

(14,500)

(14,500)

____________

____________

Net Cash (Used) by Investing Activities

(14,500)

(14,500)

____________

____________

Cash Flows from Financing Activities:

Proceeds from shareholder advances

411,974

430,264

Proceeds from other borrowings

20,000

20,000

Proceeds from sale of common stock and warrants

1,039,295

1,039,295

Payment of fees in connection with sale of common stock

 and warrants

(296,117)

(296,117)

____________

____________

Net Cash Provided by Financing Activities

1,175,152

1,193,442

____________

____________

Net Increase in Cash

608,153

609,048

Cash at Beginning of Period

895

-

____________

____________

Cash at End of Period

$

609,048

$

609,048

==========

===========

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

  Income taxes

$

-

$

-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

[Continued]

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[CONTINUED]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on October 9, 2003 through June 30, 2004:

The Company issued a total of 200,000 shares of common stock for indefinite-life intangible assets valued at $730,000.

The Company acquired Health Enhancement Corporation (“HEC”), its wholly-owned subsidiary (“Subsidiary”), pursuant to an Agreement and Plan of Reorganization which has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase [See Note 5].  Prior to the recapitalization of Subsidiary, the Company had 1,235,000 shares of common stock outstanding.  An additional 9,000,000 shares of common stock were issued by the Company in the acquisition.  At the time of the acquisition, the Company had no assets and no liabilities.

An officer/shareholder of the Company contributed inventory with a carryover basis of $5,213.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiary (collectively, “the Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of Company management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-KSB/A as at that date.

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year enduing December 31, 2004, or any other period.

The condensed consolidated financial statements have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant net losses and negative cash flow from operations since inception, including a net loss of $2,352,222 during the six months ended June 30, 2004.  In addition, the Company had an estimated working capital deficit of $360,000 at August 23, 2004.  The Company has an immediate need for additional capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Our ultimate ability to continue as a going concern depends on the market’s acceptance of our products and our ability to raise additional capital and to generate revenues, operating profits, and positive cash flow.  We have an urgent need for additional capital to provide near-term operating cash to enable us to continue our operations and execute our plans to move toward profitability.  Although there can be no assurance, management believes that future financings and additional sales that we hope to generate from our product lines will be sufficient to allow us to continue in operation.

NOTE 2 - INVENTORIES

Inventories at June 30, 2004 consist of the following:

Finished goods	$ 9,109

Total Inventory	$ 9,109

NOTE 3 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at June 30, 2004 consist of the following:

Patent applications in process	$ 14,500
Less: Accumulated amortization	171

Net Definite-life Intangible Assets	$ 14,329

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DEFINITE-LIFE INTANGIBLE ASSETS (continued)

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets of 20 years with no residual value.  Amortization expense for the six months ended June 30, 2004 was $171.  The Company estimates that their amortization expense for each of the next five years will be approximately $700 per year.

NOTE 4 - INDEFINITE-LIFE INTANGIBLE ASSETS

The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 establishes three classifications for intangible assets, including definite-life intangible assets, indefinite-life intangible assets, and goodwill, and requires different accounting treatment and disclosures for each classification.  In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable.  An impairment loss is recognized when expected cash flows are less than the assets’ carrying value.  Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future cash flows of the underlying business.  The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

In accordance with SFAS No. 144, an impairment analysis was performed at the end of August, 2004 on the Company’s intangible assets.  The fair value of the intangible assets was determined by calculating the present value of estimated future operating cash flows.  This testing resulted in the determination that the carrying amount of the Company’s intangible assets at June 30, 2004 exceeded its fair value.  Accordingly, the Company recorded impairment charges of $325,000 on its indefinite-life intangible assets in the quarter ended June 30, 2004.

The changes in the carrying amount of indefinite-life intangible assets during the quarter ended June 30, 2004 were as follows:

	Balance at March 31, 2004	Impairment Loss, quarter ended 06/30/04	Balance at June 30, 2004

Trademarks and formulas for Zodiac Herbal Vitamins	$ 365,000	$ 162,500	$ 202,500
Trademarks and formulas for Zodiac Herbal Teas	365,000	162,500	202,500

Indefinite-life Intangible Assets	$ 730,000	$ 325,000	$ 405,000

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock.

In October 2003, in connection with its organization, Health Enhancement Corporation issued 9,000,000 shares of its previously-authorized but unissued common stock (6,418,950 of which were issued to an officer/shareholder of the Company) for research and development valued at $9,000 (or $0.001 per share).

In November 2003, the Company acquired Health Enhancement Corporation (“HEC”), its wholly-owned subsidiary (“Subsidiary”), pursuant to an Agreement and Plan of Reorganization which has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Prior to the recapitalization of Subsidiary, the Company had 1,235,000 shares of common stock outstanding.  An additional 9,000,000 shares of common stock were issued by the Company in the acquisition.  At the time of the acquisition, the Company had no assets and no liabilities.

In December 2003, the Company issued a total of 153,334 shares of its previously-authorized but unissued common stock for services rendered as follows: 31,250 to an officer/shareholder of the Company, 23,125 to an officer of the Company, and 19,792 to an officer of the Company who is a relative of an officer/shareholder of the Company.  These shares were valued at $490,669 (or $3.20 per share).

On January 8, 2004, the Company issued 200,000 shares of common stock for the trademarks and formulas for Zodiac Herbal Vitamins and Zodiac Herbal Teas.  These shares were valued at $730,000 (or $3.65 per share), based on the quoted price of the Company’s common stock on that date.

On February 10, 2004, the Company issued 150,000 shares of common stock to an officer/shareholder of the Company for services rendered.  These shares were valued at $810,000 (or $5.40 per share), based on the quoted price of the Company’s common stock on that date.

In March 2004, the Company issued 85,084 shares of its previously-authorized but unissued common stock for services rendered as follows: 25,000 to an officer/shareholder of the Company, 6,250 to an officer of the Company, and 9,584 to an officer of the Company who is a relative of an officer/shareholder of the Company.  These shares were valued at $255,252 (or $3.00 per share, based on the quoted price of the Company’s common stock on the date of issuance).

In June 2004, the company issued an aggregate of 198,335 shares of its previously authorized but unissued common stock as part of a Regulation S offering for net proceeds of $126,679, after expenses of $227,617.

In June and July, 2004, the Company completed a private placement for an aggregate amount of $695,000, under which the Company committed to issue 945,000 units, each unit consisting of one share of its common stock and a warrant to purchase one share at an exercise price of $3.00.  In connection with this Private Placement, the Company paid $68,500 in cash as finder’s fees in July, 2004, and issued 95,500 shares as additional finder’s fees.

In connection with this Private Placement, if the Company does not cause a registration statement for the shares to become effective under the Securities Act of 1933, as amended, within 120 days of raising $500,000 (on or about October 20, 2004), the Company will be obligated to issue 5% of the shares committed under the Private Placement per 30-day period thereafter, up to a maximum of eight 30-day periods.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Capital Contribution - In November 2003, an officer/shareholder of the Company contributed inventory with a carryover basis of $5,213 to the Company.

Stock Split - On November 11, 2003, Parent effected a 2-for-1 forward stock split.  The financial statements for all periods presented have been restated to reflect this stock split.

Warrants - On February 20, 2004, the Company issued 50,000 warrants for the purchase of the Company’s common stock, at an exercise price of $3.75 per share for services rendered.  These warrants were valued at $260,000.  The warrants vested immediately and are exercisable for three years.  At June 30, 2004, none of these warrants had been exercised, forfeited or cancelled.

In June 2004, as part of the above-described Private Placement, the Company committed to issue warrants for the purchase of an aggregate of 935,000 shares of the Company’s common stock, at an exercise price of $3.00 per share.  The warrants vest immediately and there is no exercise period.  At June 30, 2004, none of these warrants had been exercised, forfeited or cancelled.

A summary of the status of the Company’s warrants is presented below.

	For the Six Months Ended June 30, 2004
	Shares	Weighted Average Exercise Price
Outstanding – January 1, 2004	-	$ -
Granted (Services)	50,000	3.75
Granted (Private Placement)	935,000	3.00
Outstanding at June 30, 2004	985,000	$ 3.04

The fair value of each warrant granted for services is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions for grants on February 20, 2004: risk-free interest rate of 2.25%, expected dividend yield of zero, expected lives of three years and expected volatility of 633%.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - At June 30, 2004, the Company owed $7,685 to entities owned by an officer/shareholder of the Company.

Shareholder Advances - During the six months ended June 30, 2004, an officer/shareholder of the Company advanced $411,974 to the Company.  As at June 30, 2004, the total amount advanced was $430,264.  The advances bear no interest and are payable on demand. [See Note 8]

Management Compensation - During the six months ended June 30, 2004, the Company paid $18,250 and issued 25,000 shares of common stock to an officer/shareholder of the Company for services rendered.

During the six months ended June 30, 2004, the Company paid $16,458 and issued 9,584 shares of common stock to an officer of the Company who is a relative of an officer/shareholder of the Company, for services rendered.

During the six months ended June 30, 2004, the Company paid $15,625 and issued 6,250 shares of common stock to an officer of the Company, for services rendered.

Office Space - The Company rents office space from an officer/shareholder of the Company.  For the six months ended June 30, 2004, office rent expense to the officer/shareholder amounted to $26,461.

Equipment - The Company uses, and makes lease and rent payments for, equipment that is leased by an entity owned by an officer/shareholder of the Company.  For the six months ended June 30, 2004, equipment lease and rent expense to the entity amounted to $4,598.

Vehicle - The Company uses, and makes lease payments for, a delivery van that is leased in the name of an officer/shareholder of the Company.  For the six months ended June 30, 2004, vehicle rent expense to the officer/shareholder amounted to $2,310.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

During the three months ended June 30, 2004, the above Engagement Agreement was voluntarily terminated by the parties without obligation to make further payments for services rendered, and all further obligations for issue of warrants associated with proceeds were terminated.

Research and Development - As part of our commitment to the conduct of patient clinical studies by independent third-party research entities, we are obliged to pay an additional $85,000 in connection with external clinical studies through June, 2005.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings - In or around April, 2004, the Company learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of the Company’s press releases and other public disclosures, and the trading in the Company’s securities.  The Company cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of its officers appear for testimony at the SEC’s offices.  On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony.  The Company understands that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports the Company filed with the SEC or in other public documents or disclosures, including statements about the efficacy of the Company’s primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in the Company’s securities.  The Company is continuing to cooperate fully in the SEC’s investigation, including producing additional documents, and making the Company’s officers and directors available for testimony before the SEC.  The Company understands that the SEC investigation is ongoing.  The SEC has informed the Company that it has not yet concluded that the Company or its officers and directors have violated any securities laws, rules or regulations, nor has the SEC advised the Company that it intends to take any action against the Company, or any of its officers, directors or others.  Nevertheless, at the conclusion of the SEC’s investigation, were the SEC to take action against the Company or its officers and directors, such action likely would have a material adverse effect on the Company.

NOTE 8 - SUBSEQUENT EVENTS

Common Stock Issuance – In July 2004, an amount of $10,000 was subscribed as part of a private placement, committing the Company to the issue of 10,000 units, each unit consisting of one share of its common stock and a warrant for the issue of one share at an exercise price of $3.00 per share.

Shareholder Loans - From April 1, 2004 through the date of this Report, Howard R. Baer loaned an aggregate of $230,000 to the Company, of which $180,000 was advanced during the quarter ended June 30, 2004 and $50,000 was advanced from July 1, 2004 through the date of this Report.  On July 8, 2004, the Company repaid Mr. Baer $230,000 of these advances, plus an additional $45,000, resulting in the Company being indebted to Mr. Baer in the aggregate amount of $205,264 as of the date of this Report. [See Note 6]

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations for the six months and three months ended June 30, 2004 and 2003.

We commenced operations as Health Enhancement Products, Inc. during the final quarter of 2003, subsequent to our acquisition of Health Enhancement Corporation.  Accordingly, it would not be meaningful to compare revenues and expenses for the six months or the three months ended June 30, 2004 with the comparable periods in 2003 (or December 31, 2003).  Accordingly, we have compared revenues and expenses for the six months and three months ended June 30, 2004.  Western Glory Hole, Inc. (now known as Health Enhancement Products, Inc.) is a development stage company and had no effective operations during the fiscal year ended December 31, 2003, prior to its acquisition of Health Enhancement Corporation.  The Company is now in the process of developing its products, expanding its marketing operations, and initiating clinical studies to support its internal research.

The following information represents the consolidated financial activities of Health Enhancement Corporation, the Company’s wholly-owned subsidiary, and Health Enhancement Products, Inc. for the six months and three months ended June 30, 2004.

Net Sales. Total net sales were $17,657 and $8,135 in the six months and three months ended June 30, 2004.  These initial sales reflect early revenues from the ProAlgaZyme product.  The ProAlgaZyme product is now also marketed under the name “AlphaSystem Replenisher” (“ASR”) as part of our new direct-selling approach (hereinafter, “ProAlgaZyme” or “ASR”).

Cost of Sales.  Total Cost of Sales was $39,542 and $25,793 for the six months and three months ended June 30, 2004.  The cost of sales represents primarily costs incurred in raw material acquisition and in the labor required to maintain and preserve the algae cultures that constitute the source of the proteolytic enzyme within the ProAlgaZyme product, and to conduct the necessary harvesting and production operations in preparing the products for sale.

Research and Development Expenses.   For the six months and three months ended June 30, 2004, we spent approximately $143,468 and $49,426, respectively, on research and development expenses, including an aggregate of $103,974 and $38,684 on external clinical studies, respectively.  For the six-month and three-month periods, expenses of $39,494 and $10,742, respectively, were incurred for the conduct of internal clinical studies and related research.  The largest portion of the expense for external clinical studies during the six-month period to June 30, 2004 was for $95,688, representing approximately 76% of the projected expense for the conduct of an independent clinical study of the ProAlgaZyme product, being conducted by the Marshall-Blum Herbal Research Clinic of Bangor, Maine, on a minimum of 60 Diabetes II patients.

In August 2004, the Company commenced a further independent clinical study of the ProAlgaZyme product, to be conducted by MLA Industries of Glenwood, NJ.  The study will be conducted on animals, and will concentrate on issues of longevity, response to inflammation, and response to HIV symptoms in animals using the ProAlgaZyme product.  Total cost for this study, which may last up to 12 months, is estimated at approximately $54,000, and initial expenses in the amount of $11,100 are expected to be incurred during the three months ending September 30, 2004.

Selling and Marketing Expenses. Selling and marketing expenses were $105,790 and $59,024, respectively, for the six months and three months ended June 30, 2004.  For the three months ended June 30, 2004, approximately $24,790 was incurred for consulting services, mainly related to the creation of our new direct selling model for the ProAlgaZyme product.  In addition, approximately $48,565 and $9,703 was used for advertising expenses in the six-month and three-month periods, primarily connected with conducting an initial test-marketing of the ReplenTish product following its launch, and with general product advertising.

General and Administrative Expenses. General and administrative expense was $1,756,079 and $287,995 for the six months and three months ended June 30, 2004.  For the six months and the three months ended June 30, 2004, general and administrative expenses included salaries of $1,013,129 and $48,170, respectively.  (Salaries for the six months period include non-cash charges of $958,311 for 175,000 shares of the Company’s common stock issued to a director and an officer of the Company, and $42,910 for related payroll costs on these issues).  Other major expense items include consultants’ fees ($50,970 and $46,390, respectively), professional fees expense, legal costs, employee health insurance, investor relations fees, expenses associated with statutory filing and reporting, rental expense of our manufacturing and production center, and associated equipment costs.

Results of Operations for the three months ended June 30, 2004 and three months ended March 31, 2004.

The following information represents the consolidated financial activities of Health Enhancement Corporation, the Company’s wholly-owned subsidiary, and Health Enhancement Products, Inc. for the three months ended June 30, 2004 and the three months ended March 31, 2004.

Net Sales. Total net sales were $8,135 and $9,522 in the three months ended June 30, 2004 and the three months ended June 30, 2004, respectively.  These initial sales reflect early revenues from the ProAlgaZyme product.

Cost of Sales.  Total Cost of Sales was $25,793 and $13,749 for the three months ended June 30, 2004 and the three months ended June 30, 2004, respectively.  The increment in cost of sales for the three months ended June 30, 2004 is primarily due to additional raw material acquisition, laboratory expenses, and labor costs involved in preparing the production environment for increased production.

Research and Development Expenses.   For the three months ended June 30, 2004 and the three months ended March 31, 2004, we spent $49,426 and $94,042, respectively, on research and development expenses, including an aggregate of $38,684 and $65,290, respectively, on external clinical studies.  For the two three-month periods, expenses of $10,742 and $23,752, respectively, were incurred for the conduct of internal clinical studies and related research.  The largest portion of the expense for internal clinical studies during the three-month period to March 31, 2004 was for $21,252, representing the value of stock granted to a staff member for services.

Selling and Marketing Expenses. Selling and marketing expenses were $59,024 and 46,766, respectively, for the three months ended June 30, 2004 and the three months ended March 31, 2004.  The increase in the three months ended June 30, 2004 is attributed to additional expenses, including personnel costs, involved in preparing for our new direct selling initiative for the ProAlgaZyme product.

General and Administrative Expenses. General and administrative expense was $287,995 and $1,468,084 for the three months ended June 30, 2004 and the three months ended March 31, 2004, respectively.  For the three months ended June 30, 2004 and the three months ended March 31, 2004, general and administrative expenses included salaries of $48,170 and $964,959, respectively.  (Salaries for the three months ended March 31, 2004 include non-cash charges of $958,311 for 175,000 shares of the Company’s common stock issued to a director and an officer of the Company, and $42,910 for related payroll costs on these issues).

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has very limited revenue (less than $20,000 for the six months ended June 30, 2004) and has incurred significant net losses since inception, including a net loss of $2,352,222 during the six months ended June 30, 2004.  The Company has also incurred negative cash flow from operations from inception, including negative cash flows from operations of approximately $550,000 during the six months ended June 30, 2004.  As of August 23, 2004, the Company had approximately $62,400 in cash and an estimated working capital deficiency of $360,000.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2004, we received an aggregate of approximately $1.2 million in new funding (net of fees and commissions), consisting of approximately $410,000 in advances from our Chairman, Howard R. Baer, and approximately $750,000 from the private placement of the Company’s common stock and warrants to purchase common stock.  During the same period, the Company’s operating activities used approximately $550,000 in cash.  As noted above, during the six months ended June 30, 2004, our Chairman, Howard R. Baer, loaned approximately $410,000 to the Company; in addition, Mr. Baer advanced $50,000 from July 1, 2004 through the date of this Report.  On July 8, 2004, the Company repaid Mr. Baer $275,000 of these advances resulting in the Company being indebted to Mr. Baer in the aggregate amount of $205,000 as of the date of this Report.

As described in Part 1, Item1 of this Report, the Company is subject to an ongoing investigation by the Securities and Exchange Commission.  The cost of legal representation in connection with this investigation has been, and will continue to be, substantial until the matter is resolved.  During the six months ended June 30, 2004, the Company incurred legal fees of approximately $200,000 in connection with this matter.

We estimate that the Company will require approximately $1,200,000 in cash over the next twelve months in order to fund its operations.  Based on this cash requirement, we have an immediate need for additional capital.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  We continue to be largely dependent for our funding on advances from our Chairman and founder, Mr. Howard R. Baer, and on external financing through private investments.  This dependence is expected to continue at least until we are able to generate sufficient product sales revenues and profitability to become self-sustaining.  Accordingly, we need to raise additional capital immediately to fund our continuing operations.  Any such additional capital could be in the form of debt or equity or some combination thereof.  We may not be able to raise the capital we need in a timely fashion to continue our business operations, in which case we would be unable to continue as a going concern.

Our existing shortage of cash, if not rectified almost immediately, will prevent us from implementing our business plan and thus will have a material adverse affect on our business, financial condition, and results of operations.

Our Chairman and founder, Mr. Howard R. Baer, has completed the purchase of a building in the Scottsdale, Arizona, area that would be suitable for an expanded corporate headquarters and production facility for the Company.  The Company expects to lease this facility from Mr. Baer.  If this lease is completed, we expect to incur, subject to the availability of additional capital, capital expenditures in the amount of $250,000 associated with necessary building modifications and investment in plant over the next nine months.  We expect to meet this planned expenditure primarily from sales revenue, although we may need to seek funds from the Chairman and founder, Mr. Howard R. Baer, or from external financing to complete the total re-development.  In the event that these sources are not available or adequate to meet this commitment, we may be obliged to curtail or even to defer the planned expansion expenditures.

In addition to the foregoing, we plan, subject to the availability of sufficient capital, to make capital expenditures for equipment in the amount of $100,000 over the next twelve months.  We expect to fund these capital expenditures with proceeds from future debt or equity financings, including possibly in the form of advances from our Chairman.  We may not be able to raise the capital that we need to fund these capital expenditures, in which case there could be a material adverse affect on our ability to implement our business plan.

As part of our preparation for the conduct of patient clinical studies by independent third-party research entities, we have incurred significant expenditures, and we will incur additional research expenditures in the amount of $85,000 over the next twelve months.  Subject to the availability of sufficient funding, we plan to make additional expenditures for research and development in the amount of $150,000.  These planned expenditures, if not met from sales revenues, will also need to be met from funds advanced by Mr. Baer or from external financing.  We may not be able to raise the capital we need to fund these expenditures.  In the event that these sources are not available or adequate to meet our planned commitment, we may be obliged to curtail or even to defer the planned research activities.  Such a deferment may materially impact our ability to market the ProAlgaZyme product with objective clinical support for its efficacy, thereby limiting our sales effectiveness and impacting negatively the achievement of our business plan.

Research: We have been conducting several complementary research activities relating to the ProAlgaZyme product since our inception.  The active enzymes within the ProAlgaZyme product were also the subject of a now-concluded research project at the Department of Chemistry and Bio-chemistry at a State University.  These ‘in vitro’ studies have been directed to determining the nature and characteristics of the source algae used in the production of ProAlgaZyme, as well as studies into certain of its bio-chemical activities.

In addition, we have conducted internal studies into the growing and effectiveness of the algae, and into its efficient cultivation, protection, and reproduction.  These studies have also allowed us to clarify the nature of the active agents within ProAlgaZyme as a complex of proteolytic enzymes.  From this conclusion, we are able to assess more accurately the affect of ProAlgaZyme on a very large range of illnesses, injuries, and chronic diseases, and to prepare for appropriate clinical trials.

Finally, we have completed a series of ‘in vivo’ in-house clinical studies into the effectiveness of a ProAlgaZyme regimen on a range of patients with several illnesses; these research studies have been conducted to a strictly-defined protocol, and have been under the direction of our Director of Medical Research, Dr. DeWall J. Hildreth.  Among the illnesses studied under this program were Type II Diabetes, Chronic Fatigue Syndrome, Fibromyalgia, HIV/AIDS, cardio-vascular and immune-system conditions, and a variety of cancerous conditions.

We are conscious of the need to provide the most thorough and accurate statements of the effectiveness and health benefits of our products.  To this end, we have engaged the services of the Marshall-Blum Herbal Research Clinic in Bangor, Maine for the conduct of a comprehensive clinical study of the ProAlgaZyme product with a minimum of 60 patients suffering from Diabetes II.  The study has been approved by the Institutional Review Board, and the Research Clinic is currently engaged in selecting candidates for the study trials.  The study is expected to be completed by September, 2004.  The study will be a single-center, prospective, randomized, triple-masked, placebo-controlled, parallel-group-design clinical study.  In addition to this study, the Company is considering other appropriate agencies and specific illnesses where our internal clinical studies have indicated higher degrees of health benefit.

In August 2004, we commenced a further independent clinical study of the ProAlgaZyme product, to be conducted by MLA Industries of Glenwood, NJ.  The study will be conducted on animals, and will concentrate on issues of longevity, response to inflammation, and response to HIV symptoms in animals using the ProAlgaZyme product.  The study may last up to 12 months.

New Sales and Marketing Initiative

During the three months to June 30, 2004, we commenced the implementation of a new direct selling strategy for the distribution and marketing of our products.  On May 7, we announced the appointment of Mr. John S. Neubauer as President and Chief Operating Officer, with the responsibility of creating and implementing this direct selling strategy, and of developing the necessary support operations and staffing to achieve this new initiative.  We have commenced this new strategy under the business name “Celebration For Life” (“CFL”), under which we are marketing our ProAlgaZyme product as “AlphaSystem Replenisher” (“ASR”).  We have undertaken an initial ‘soft’ launch of the direct selling operation through the recruitment of key distributors.

As part of this new approach, we have prepared new product literature and sales and marketing collateral, and we have licensed a major software application to provide the technological base for the placing and fulfillment of orders, the calculation of distributor commissions, and the management of distributor relationships.

In addition to our new strategy for the ProAlgaZyme product as outlined above, we are continuing promotion of the ReplenTish product with a potential major distributor/broker.  We are also preparing for the introduction of products related to our acquisition of Zodiac Herbal Vitamins and Zodiac Herbal Teas.

We expect that this new sales and marketing initiative will lead to increased revenues, although to date we have not yet realized the revenues that we were expecting from this initiative.

Currently, we do not have sufficient capital to implement our sales and marketing initiatives.  If we are unable to raise sufficient capital to fund these initiatives, there will be a materially adverse affect on our business and operating results.

Government Regulations

We are subject to laws, governmental regulations, administrative determinations and court decisions on the federal, state and local levels.  We believe that current laws are generally favorable to our industry.  We must make a statement of nutritional support which describes certain types of product performance characteristics.  In making such statements, we must have substantiation that such statement is truthful and not misleading, and we must make a disclaimer within the statement.  Our product is classified, controlled, and regulated by laws covering every area of production, labeling, storage, distribution, and health claims if any, to list a few such laws.  Current legislative directions by the regulating authorities seem to indicate that they will continue to pay close attention to unsubstantiated or excessively-general claims for product effectiveness, resulting in a need for natural product suppliers to restrict product claims to only proven and objectively-supportable claims. We are anticipating this trend by our use of independent research into the effectiveness of our products.  Such research will also continue to build our knowledge base on the product.  Changes in applicable laws and regulations affecting our products could have a material adverse affect on our business and results of operations.

Significant elements of income or loss not arising from our continuing operations: We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.

Seasonality: Our products are directed to the improvement of the health of our consumers on a year-round basis, and will be fully effective at all times.  We do not expect that our products, or the revenue and profitability arising from those products, will be affected materially by seasonal factors.  In addition, the ProAlgaZyme product is cultivated in a climate-controlled laboratory environment, not subject to seasonal growing effects or influences.

Staffing: We have conducted all of our activities since inception with a minimum level of specialized and qualified staff.  We expect that our anticipated growth will lead to a growth in staff at all levels (at least 10 new employees by the middle of 2005); however, we are strongly aware of the need to control costs and to use all resources to the maximum effectiveness.  As part of our plans for growth, we have retained a suitably-qualified and highly-experienced President from the nutraceutical industry.

Off-Balance Sheet arrangements: We have no off-Balance Sheet arrangements that would create contingent or other forms of liability.

Item 3. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3)) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In or around April, 2004, the Company learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of the Company’s press releases and other public disclosures, and the trading in the Company’s securities.  The Company cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of its officers appear for testimony at the SEC’s offices.  On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony.  The Company understands that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports the Company filed with the SEC or in other public documents or disclosures, including statements about the efficacy of the Company’s primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in the Company’s securities.  The Company is continuing to cooperate fully in the SEC’s investigation, including producing additional documents, and making the Company’s officers and directors available for testimony before the SEC.  The Company understands that the SEC investigation is ongoing.  The SEC has informed the Company that it has not yet concluded that the Company or its officers and directors have violated any securities laws, rules or regulations, nor has the SEC advised the Company that it intends to take any action against the Company, or any of its officers, directors or others.  Nevertheless, at the conclusion of the SEC’s investigation, were the SEC to take action against the Company or its officers and directors, such action likely would have a material adverse effect on the Company.

Item 2.  Unregistered Sales of Equity

In June 2004, the company issued an aggregate of 198,335 shares of its previously-authorized but unissued common stock in connection with a private placement for net proceeds of approximately $126,679.  In connection with the foregoing offering, the Company paid commissions of approximately $227,617.

During June and July, 2004, the Company completed a private placement for an aggregate amount of $695,000, under which the Company committed to issue 945,000 shares of its previously-authorized but unissued common stock, and to issue warrants to purchase an aggregate of 945,000 shares of common stock at an exercise price of $3.00 per share.  The Company paid finder’s fees of $68,500 in cash and 95,500 shares of common stock in connection with this transaction.

The Company believes that each of the foregoing transactions was exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of investors, each of whom was an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and/or was (either alone or with his/her purchaser representative) sophisticated about business and financial matters, each such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the Act.

Item 5. Other Information

Mr. Howard Baer, the Company’s Chairman, rents office space to the Company.  During the six months ended June 30, 2004, the Company expensed $26,461 for office space.  At June 30, 2004, the Company owed $7,685 to Mr. Baer for rent and other services.

The Company uses, and makes lease and rent payments for, equipment that is leased by an entity owned by Mr. Baer.  For the six months ended June 30, 2004, equipment lease and rent expense to the entity amounted to $4,598.

The Company uses, and makes lease payments for, a delivery van that is leased in the name of Mr. Howard Baer.  For the six months ended June 30, 2004, vehicle rent expense to Mr. Baer amounted to $2,310.

On May 7, we announced the appointment of Mr. John S. Neubauer as President and Chief Operating Officer.  Mr. Neubauer has more than 20 years experience in healthcare and marketing industries.  From 1981 to 1987, he held several executive positions with Deloitte & Touche Tohmatsu International, including that of Director of Corporate Finance, leaving the firm for a one-year period to be COO of Herbalife International, a global personal products distributor.  From 1993 to 1997, he served as Senior VP of Starlight International, a nutraceutical distributor; from 1997 to 2000, he was COO of Cell Tech International Inc., a manufacturer and marketer of nutritional supplements.  From 2000 to 2002, he served as CFO of Preeminent Advantage, a start-up software company, before joining Nutrition For Life International LLC as CEO, responsible for directing that company’s restructuring.  Mr. Neubauer holds a B.A. degree from Ripon College, a MBA degree from the Graziadio School of Business at Pepperdine University, and a diploma from the University of Madrid, Madrid, Spain.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number	Description
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended
3.2	By-laws of the Company	(1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as an Exhibit with the same exhibit number to Western Glory Hole, Inc’s. (now known as Health Enhancement Products, Inc.) Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

Reports on Form 8-K:

The Company did not file a Form 8-K Current Report during the three months ended June 30, 2004.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: August 27, 2004

By:_/s/ Howard R. Baer______

Howard R. Baer

Chief Executive Officer

Date August 27, 2004

By:  /s/ Jeffery R. Richards_____

Jeffery R. Richards

Chief Financial Officer