Form 10QSB
period 2004-09-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2004-11-22
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ x ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes _____  No    X

FORM 10-QSB

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

		Page
PART I	Item 1. Consolidated Financial Statements Item 2. Management’s Discussion and Analysis or Plan of Operation Item 3. Controls and Procedures	4 14 20
PART II	Item 1. Legal Proceedings Item 2. Unregistered Sales of Equity Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	21 21 21 23
	Signatures	24

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

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004

ASSETS

CURRENT ASSETS:

Cash

$            553

Accounts Receivable

1,224

Inventories

10,592

Prepaid Expenses

21,953

___________

Total Current Assets

34,322

___________

OTHER ASSETS:

Definite-life Intangible Assets, net

14,148

___________

Total Other Assets

14,148

___________

$        48,470

==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts Payable

$      213,793

Shareholder Advances

229,947

Loans Payable

20,000

Accrued Payroll and Taxes

115,927

Accrued Liabilities

27,372

___________

Total Current Liabilities

607,039

___________

STOCKHOLDERS' DEFICIT:

Common stock, $.001 par value,

100,000,000 shares authorized,

12,062,253 issued and outstanding

12,062

Additional Paid-In Capital

3,301,251

Deficit accumulated during the

development stage

(3,871,882)

___________

Total Stockholders' Deficit

(558,569)

___________

$       48,470

==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

From Inception

For the Nine

For the Three

on October 9,

Months Ended

Months Ended

2003 Through

Sept. 30, 2004

Sept. 30, 2004

Sept. 30, 2004

________________

______________

____________

NET SALES

$      40,066

$      22,409

$      40,354

COST OF SALES

66,960

27,418

68,688

______________

______________

____________

GROSS PROFIT (LOSS)

(26,894)

(5,009)

(28,334)

OPERATING EXPENSES:

Selling

208,965

103,175

211,904

General and Administrative

2,158,497

402,418

2,667,325

Research and Development

178,168

34,700

233,875

Impairment Loss

730,000

405,000

730,000

____________

______________

____________

Total Operating Expenses

3,275,630

945,293

3,843,104

____________

______________

____________

LOSS FROM OPERATIONS

  (3,302,524)

(950,302)

(3,871,438)

____________

______________

____________

OTHER INCOME (EXPENSE)

Interest Expense

(445)

(445)

(445)

____________

______________

____________

NET LOSS

$    (3,302,969)

$      (950,747)

$    (3,871,883)

==========

============

===========

BASIC AND DILUTED LOSS PER SHARE

$         (0.30)

$          (0.08)

==========

============

WEIGHTED AVERAGE BASIC AND DILUTED

SHARES OUTSTANDING

11,151,174

12,012,704

==========

============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

From Inception

For the Nine

on October 9,

Months Ended

2003 Through

Sept. 30, 2004

Sept. 30, 2004

_____________

____________

Cash Flows from Operating Activities:

Net loss

$  (3,302,969)

$  (3,871,883)

Adjustments to reconcile net loss to net cash used

  by operating activities:

Non-cash – stock issued for services rendered

1,065,252

1,564,921

Non-cash – warrants granted for services rendered

260,000

260,000

Impairment loss

730,000

730,000

Amortization

352

352

Changes in assets and liabilities:

(Increase) in accounts receivable

(1,224)

(1,224)

(Increase) in inventory

(3,368)

(5,379)

(Increase) in prepaid expenses

(20,646)

(21,952)

Increase in accounts payable

186,677

213,793

Increase in accrued liabilities

116,085

143,300

Increase in customer deposits

(836)

0

____________

____________

Net Cash (Used) by Operating Activities

(970,677)

(988,072)

____________

____________

Cash Flows from Investing Activities:

Payments for definite-life intangible assets

(14,500)

(14,500)

____________

____________

Net Cash (Used) by Investing Activities

(14,500)

(14,500)

____________

____________

Cash Flows from Financing Activities:

Proceeds from shareholder advances

486,657

504,947

Payment of shareholder advances

(275,000)

(275,000)

Proceeds from other borrowings

20,000

20,000

Proceeds from sale of common stock and warrants

1,049,295

1,049,295

Payment of fees in connection with sale of common stock

 and warrants

(296,117)

(296,117)

____________

____________

Net Cash Provided by Financing Activities

984,835

1,003,125

____________

____________

Net Increase/(Decrease) in Cash

(342)

553

Cash at Beginning of Period

895

-

____________

____________

Cash at End of Period

$          553

$           553

==========

===========

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$          445

$           445

  Income taxes

$               -

$                -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

[Continued]

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[CONTINUED]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on October 9, 2003 through September 30, 2004:

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

The CEO/majority shareholder of the Company contributed inventory with a carryover basis of $5,213.

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

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004, or any other period.

The condensed consolidated financial statements have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant net losses and negative cash flow from operations since inception, including a net loss of $3,302,969 during the nine months ended September 30, 2004.  In addition, the Company had an estimated working capital deficit of approximately $573,000 at September 30, 2004.  The Company has an immediate need for additional funding.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Our ultimate ability to continue as a going concern depends on the market’s acceptance of our products and our ability to raise additional funding and to generate revenues, operating profits, and positive cash flow.  We have an urgent need for additional funding to provide near-term operating cash to enable us to continue our operations and execute our plans to move toward profitability.  Although there can be no assurance, management believes that future financings and additional sales that we hope to generate from our product lines will be sufficient to allow us to continue in operation.

NOTE 2 - INVENTORIES

Inventories at September 30, 2004 consist of the following:

Finished goods

$         10,095

Raw Materials

497

_____________

$         10,592

============

NOTE 3 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at September 30, 2004 consist of the following:

Patent applications in process

$         14,500

Less: Accumulated amortization

                    352

_____________

$         14,148

============

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DEFINITE-LIFE INTANGIBLE ASSETS (continued)

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets of 20 years with no residual value.  Amortization expense for the nine months ended September 30, 2004 was $352.  The Company estimates that their amortization expense for each of the next five years will be approximately $700 per year.

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

In accordance with SFAS No. 144, an impairment analysis was performed at the end of August, 2004 on the Company’s intangible assets.  The fair value of the intangible assets was determined by calculating the present value of estimated future operating cash flows.  This testing resulted in the determination that the carrying amount of the Company’s intangible assets at June 30, 2004 exceeded its fair value.  Accordingly, the Company recorded impairment charges of $325,000 on its indefinite-life intangible assets in the quarter ended June 30, 2004.  A further review during the quarter ended September 30, 2004 determined that the fair value of the intangible assets was impaired.  Accordingly, a further impairment charge of $405,000 was recorded on the Company’s indefinite-life intangible assets in the quarter ended September 30, 2004, reducing the carrying value of the Company’s indefinite-life intangible assets to $0.

The indefinite-life intangible assets at September 30, 2004 were as follows:

      Balance at

Impairment

   Impairment

Balance at

                                March 30,   Loss, quarter

   Loss, quarter

September 30,

    2004

ended 06/30/04

   ended 09/30/04

2004

Trademarks and formulas for

Zodiac Herbal Vitamins

$    365,000

$    162,500

$     202,500

$               0

  Trademarks and formulas for

Zodiac Herbal Teas

       365,000

  162,500

202,500

0

________

_________

 __________

__________

$    730,000

$    325,000

$     405,000

$               0

========

   =========

=========

=========

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common Stock.

In October 2003, in connection with its organization, Health Enhancement Corporation issued 9,000,000 shares of its previously-authorized but unissued common stock (6,418,950 of which were issued to  the CEO/majority shareholder of the Company) for research and development valued at $9,000 (or $0.001 per share).

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

In December 2003, the Company issued a total of 153,334 shares of its previously-authorized but unissued common stock for services rendered as follows: 31,250 to the CEO/majority shareholder of the Company, 23,125 to an officer of the Company, 19,792 to an officer of the Company who is a relative of the CEO/majority shareholder of the Company, and 79,167 shares to several unrelated third parties.  These shares were valued at $490,669 (or $3.20 per share).

On January 8, 2004, the Company issued 200,000 shares of common stock for the trademarks and formulas for Zodiac Herbal Vitamins and Zodiac Herbal Teas.  These shares were valued at $730,000 (or $3.65 per share), based on the quoted price of the Company’s common stock on that date.

On February 10, 2004, the Company issued 150,000 shares of common stock to the CEO/majority shareholder of the Company for services rendered.  These shares were valued at $810,000 (or $5.40 per share), based on the quoted price of the Company’s common stock on that date.

In March 2004, the Company issued 85,084 shares of its previously-authorized but unissued common stock for services rendered as follows: 25,000 to the CEO/majority shareholder of the Company, 6,250 to an officer of the Company, 9,584 to an officer of the Company who is a relative of the CEO/majority shareholder of the Company, and 44,250 shares to several unrelated third parties.  These shares were valued at $255,252 (or $3.00 per share, based on the quoted price of the Company’s common stock on the date of issuance).

In June 2004, the company issued an aggregate of 198,335 shares of its previously authorized but unissued common stock as part of a Regulation S offering for net proceeds of $126,679, after expenses of $227,617.

In June and July, 2004, the Company completed a private placement for an aggregate amount of $695,000, under which the Company committed to issue 945,000 shares of its common stock and 445,000 warrants to purchase one share at an exercise price of $3.00.  In connection with this Private Placement, the Company paid $68,500 in cash as finder’s fees in July, 2004, and issued 95,500 shares as additional finder’s fees.

In connection with this Private Placement, if the Company did not cause a registration statement for the shares to become effective under the Securities Act of 1933, as amended, within 120 days of raising $500,000 (on or about October 20, 2004), the Company would be obligated to issue 5% of the shares committed under the Private Placement per 30-day period thereafter, up to a maximum of eight 30-day periods.  As of the date of this Report, the required registration statement has not become effective.  As a result, the Company will be obligated to issue an additional 47,250 shares of common stock for every 30-day period a registration statement is not effective (up to the maximum of eight such periods).

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

Capital Contribution - In November 2003, the CEO/majority shareholder of the Company contributed inventory with a carryover basis of $5,213 to the Company.

Stock Split - On November 11, 2003, Parent effected a 2-for-1 forward stock split.  The financial statements for all periods presented have been restated to reflect this stock split.

Warrants - On February 20, 2004, the Company issued 50,000 warrants for the purchase of the Company’s common stock, at an exercise price of $3.75 per share for services rendered.  These warrants were valued at $260,000.  The warrants vested immediately and are exercisable for three years.  At September 30, 2004, none of these warrants had been exercised, forfeited or cancelled.

In June and July, 2004, as part of the above-described Private Placement, the Company committed to issue warrants for the purchase of an aggregate of 445,000 shares of the Company’s common stock, at an exercise price of $3.00 per share.  The warrants vest immediately and expire on June 30, 2006.  At September 30, 2004, none of these warrants had been exercised, forfeited or cancelled.

A summary of the status of the Company’s warrants is presented below.

            For the Nine Months

              Ended September 30, 2004

               ____________________

 Weighted Average

Shares

        Exercise Price

    _________

   ___________

Outstanding – January 1, 2004

-

$

                -

Granted (Services)

50,000

3.75

Granted (Private Placement)

445,000

3.00

___________

   ____________

Outstanding at September 30, 2004

495,000

$

3.04

==========

   ===========

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - At September 30, 2004, the Company owed $8,388 to the CEO/majority shareholder of the Company or to entities owned by CEO/majority shareholder.

Shareholder Advances - During the period from inception to September 30, 2004, the Company’s CEO/majority shareholder advanced $504,947 to the Company.  During the same period, he was repaid a total of $275,000, leaving an outstanding net balance of $229,947 due to the CEO/majority shareholder at September 30, 2004.  Since September 30, 2004, the CEO/majority shareholder has advanced an additional $186,000 (as of November 22, 2004).  The advances bear no interest and are payable on demand. [See Note 8]

Management Compensation - During the nine months ended September 30, 2004, the Company paid $67,750 and issued 175,000 shares of common stock valued at $885,000 to the CEO/majority shareholder of the Company for services rendered. [See Note 5].

During the nine months ended September 30, 2004, the Company paid $40,830 and issued 9,584 shares of common stock valued at $28,752 to an officer of the Company who is a relative of the CEO/majority shareholder of the Company for services rendered.  [See Note 5].

During the nine months ended September 30, 2004, the Company paid $38,746 and issued 6,250 shares of common stock valued at $18,750 to an officer of the Company for services rendered.  [See Note 5].

Office Space - Mr. Howard Baer, the Company’s Chairman, rents office space to the Company.  During the nine months ended September 30, 2004, the Company paid Mr. Baer $35,518 for office space.  At September 30, 2004, the Company owed $8,388 to Mr. Baer for rent and other services.

Equipment - The Company uses and, in consideration of such use, makes lease and rent payments for, equipment that is leased by an entity owned by Mr. Baer.  For the nine months ended September 30, 2004, equipment lease and rent expense to the entity amounted to $7,084.  The lease and rent payments equal the debt service on the equipment.  Mr. Baer has stated that he intends to transfer the equipment to the Company, for no consideration, once the note is paid in full.

Vehicle - The Company uses and, in consideration of such use, makes lease payments for, a delivery van that is leased by Mr. Howard Baer.  For the nine months ended September 30, 2004, vehicle rent expense paid on behalf of Mr. Baer amounted to $3,465.  The lease payments equal the debt service on the vehicle.  Mr. Baer has stated that he intends to transfer the vehicle to the Company, for no consideration, once the note is paid in full.

Advertising - The Company pays for advertising space on www.politics.com, an Internet site owned by Politics.com, an entity of which the Chairman is the Chairman and majority shareholder.  For the nine months ended September 30, 2004, advertising expense to the entity amounted to $10,000.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Engagement Agreement - In February 2004, the Company signed an Engagement Agreement with Davidson Capital Group (“DCG”).  The Company issued 50,000 warrants to purchase common stock at $3.75 per share [See Note 5].  The Company agreed to pay $15,000 plus 4.5% of the proceeds received by the Company through the efforts of DCG and 2% of the proceeds received by the Company from any other source.  The Company further agreed to issue up to 200,000 additional warrants to purchase common stock at $3.75 per share based upon the amount of proceeds received by the Company and whether the financing was provided through the efforts of DCG.  During the three months ended March 31, 2004, the Company paid $12,500 to DCG for services rendered under this agreement.

During the three months ended June 30, 2004, the above Engagement Agreement was voluntarily terminated by the parties without obligation to make further payments for services rendered, and all further obligations to issue warrants associated with the proceeds were terminated.

Research and Development - As part of our commitment to the conduct of patient clinical studies by independent third-party research entities, we are obliged to pay an estimated additional $70,000 in connection with external clinical studies through June, 2005.

Legal Proceedings - In or around April, 2004, the Company learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of the Company’s press releases and other public disclosures, and the trading in the Company’s securities.  The Company cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of its officers appear for testimony at the SEC’s offices.  On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony.  The Company understands that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports the Company filed with the SEC or in other public documents or disclosures, including statements about the efficacy of the Company’s primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in the Company’s securities.  The Company is continuing to cooperate fully in the SEC’s investigation, including producing additional documents, and making the Company’s officers and directors available for testimony before the SEC.  The Company understands that the SEC investigation is ongoing.  The SEC has not advised the Company of any specific action that it intends to take against the Company or any of its officers or directors or others, as a result of its investigation, which is still ongoing.  The Company is presently in discussions with the SEC concerning a possible consensual resolution of the investigation.  The Company can give no assurance as to the terms and conditions of any such resolution or whether it will be able to reach any consensual resolution of the investigation.   At the conclusion of the SEC’s investigation, if the SEC takes action against the Company or its officers and directors, such action will have a material adverse effect on the Company.

NOTE 8 - SUBSEQUENT EVENTS

Shareholder Loans - From October 1, 2004 through November 22, 2004, Howard R. Baer loaned an aggregate of $186,000 to the Company, resulting in the Company being indebted to Mr. Baer in the aggregate amount of approximately $416,000 as of November 22, 2004. [See Note 6]

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations for the nine months and three months ended September 30, 2004.

We commenced operations as Health Enhancement Products, Inc. during the final quarter of 2003, subsequent to our acquisition of Health Enhancement Corporation.  Accordingly, it would not be meaningful to compare revenues and expenses for the nine months or the three months ended September 30, 2004 with the comparable periods in 2003 (or December 31, 2003).  Accordingly, we have compared revenues and expenses for the nine months and three months ended September 30, 2004.  Western Glory Hole, Inc. (now known as Health Enhancement Products, Inc.) is a development stage company and had no effective operations during the fiscal year ended December 31, 2003, prior to its acquisition of Health Enhancement Corporation.  The Company is now in the process of developing its products and marketing plan, and of initiating clinical studies to support its internal research.

The following information represents the consolidated financial activities of Health Enhancement Corporation, the Company’s wholly-owned subsidiary, and Health Enhancement Products, Inc. for the nine months and three months ended September 30, 2004.

Net Sales. Total net sales were $40,066 and $22,409 in the nine months and three months ended September 30, 2004.  These initial sales reflect almost exclusively revenues from the ProAlgaZyme product.  The ProAlgaZyme product is now also marketed under the name “AlphaSystem Replenisher” (“ASR”) as part of our new direct-selling approach (hereinafter, “ProAlgaZyme” or “ASR”).

Cost of Sales.  Total Cost of Sales was $66,960 and $27,418 for the nine months and three months ended September 30, 2004.  The cost of sales represents primarily costs incurred in raw material acquisition and in the labor required to maintain and preserve the algae cultures that constitute the source of the proteolytic enzyme within the ProAlgaZyme product, and to conduct the necessary harvesting and production operations in preparing the products for sale.

Gross Profit.  Total Gross Profit was a negative $26,894 and negative $5,009 for the nine months and three months ended September 30, 2004.  Gross Profit is determined by deducting Cost of Sales from Net Sales.  The negative gross profit for the reported periods is due to limited sales, leading to cost of sales – much of which reflects relatively fixed production expenses for the ProAlgaZyme product - exceeding sales revenues.  The Company is pursuing a marketing plan which it hopes will lead to increased sales revenues.  If the Company is able to realize a significant increase in sales, it is expected that Gross Profit will become positive.  However, there is no assurance that increased sales will be achieved.

Research and Development Expenses.   For the nine months and three months ended September 30, 2004, we spent approximately $178,168 and $34,700, respectively, on research and development expenses, including an aggregate of $122,572 and $18,598 on external clinical studies, respectively.  For the nine-month and three-month periods, expenses of $55,596 and $16,102, respectively, were incurred for the conduct of internal clinical studies and related research.  The largest portion of the expense for external clinical studies during the nine-month period ended September 30, 2004 was for $95,688, representing approximately 76% of the projected expense for the conduct of an independent clinical study of the ProAlgaZyme product, being conducted by the Marshall-Blum Herbal Research Clinic of Bangor, Maine, on a minimum of 60 Diabetes II patients.

In August 2004, the Company commenced a series of independent clinical studies of the ProAlgaZyme product.  The studies, which are being conducted by MLA Industries of Glenwood, NJ, are being conducted on animals, and are concentrating on issues of longevity, response to inflammation, response to HIV symptoms, and other appropriate areas of analysis in animals using the ProAlgaZyme product.  Total cost for these studies, which may last up to another nine months, is estimated at approximately $54,000, and initial expenses in the amount of $14,600 were incurred during the three months ending September 30, 2004.

Selling and Marketing Expenses. Selling and marketing expenses were $208,965 and $103,175, respectively, for the nine months and three months ended September 30, 2004.  For the three months ended September 30, 2004, $66,600 was incurred for consulting services, mainly related to the staffing and maintenance of our new direct selling model for the ProAlgaZyme product.  In addition, $54,089 and $5,524 was used for advertising expenses in the nine-month and three-month periods, primarily connected with significant expenses involved in an initial test-marketing of the ReplenTish product following its launch during the period to June 30, 2004, and with general product advertising.  Advertising expense during the three months ended September 30, 2004 was reduced substantially compared with the three months ended June 30, 2004, due to a lack of available funds for advertising.  This reduction in advertising could adversely impact future sales revenue.

General and Administrative Expenses. General and administrative expense was $2,158,497 and $402,418 for the nine months and three months ended September 30, 2004.  For the nine months and three months ended September 30, 2004, general and administrative expenses included salaries of $1,158,172 and $145,043, respectively.  (Salaries for the nine months period include non-cash charges of $958,311 for 175,000 shares of the Company’s common stock issued to the CEO/majority shareholder of the Company, and $42,910 for related payroll costs on these issues).  Other major expense items include legal costs ($320,428 and $162,463, respectively, for the nine months and three months ended September 30, 2004), professional fees expense, employee health insurance, investor relations fees, expenses associated with statutory filing and reporting, rental expense of our manufacturing and production center, and associated equipment costs.  We also incurred consultants’ fees for $428,955 and $1,000, respectively, for the nine months and three months ended September 30, 2004.  (Consultant’s fees for the nine months period include non-cash charges of $400,250 for warrants and shares of the Company’s common stock issued for services rendered).

Impairment Loss.  During the nine months ended September 30, 2004, we recognized impairment losses of $730,000 (of which $405,000 was recognized in the three months ended September 30, 2004) to our Indefinite-life Intangible Assets, reflecting our assessment that the carrying value of these assets exceeded the present value of their future operating cash flows.  These assets consist of trademarks and formulas relating to Zodiac Herbal Vitamins and Zodiac Herbal Teas, and the original value attributed to them was based on the market value of 200,000 shares of the Company’s common stock exchanged for these assets at their acquisition.

Results of Operations for the three months ended September 30, 2004 and three months ended June 30, 2004.

The following information represents the consolidated financial activities of Health Enhancement Corporation, the Company’s wholly-owned subsidiary, and Health Enhancement Products, Inc. for the three months ended September 30, 2004 and the three months ended June 30, 2004.

Net Sales. Total net sales were $22,409 and $8,135 in the three months ended September 30, 2004 and June 30, 2004, respectively.  These sales reflect revenues from the ProAlgaZyme product, and the increased net sales in the three months ended September 30, 2004, indicate improved results from the introduction of the Celebration For Life direct-selling approach.

Cost of Sales.  Total Cost of Sales was $27,418 and $25,793 for the three months ended September 30, 2004 and June 30, 2004, respectively.  The cost of sales for each period is primarily due to raw material acquisition, laboratory expenses, and labor costs involved in maintaining the ProAlgaZyme production environment and in preparing for production.

Gross Profit.  Total Gross Profit was a negative $5,009 and negative $17,658 for the three months ended September 30, 2004 and June 30, 2004, respectively.  Gross Profit is determined by deducting Cost of Sales from Net Sales.  The negative gross profit for the reported periods is due to limited sales, leading to cost of sales – much of which reflects relatively fixed production expenses for the ProAlgaZyme product - exceeding sales revenues.  The Company is pursuing a marketing plan which it hopes will lead to increased sales revenues.  If the Company is able to realize significant increase in sales, it is expected that Gross Profit will become positive.  However, there is no assurance that the expected increased sales will be achieved.

Research and Development Expenses.   For the three months ended September 30, 2004 and June 30, 2004, we spent $34,700 and $49,426, respectively, on research and development expenses.  For the three months ended September 30, 2004 and June 30, 2004, we spent an aggregate of $18,598 and $38,684, respectively, on external clinical studies.  The decrease in expenses for external studies was due to the timing of payments payable to an outside research firm.  A payment of approximately $31,600 was made during the quarter ended June 30, 2004.  The final payment of approximately $30,600 will not be payable until completion of the project’s next stage (which is expected to occur in the first quarter of 2005).  This reduction in expenses in the September quarter was partially offset by an expense of approximately $14,600 related to the initiation of new research studies being undertaken by MLA Industries.

Selling and Marketing Expenses. Selling and marketing expenses were $103,175 and $59,024, respectively, for the three months ended September 30, 2004 and June 30, 2004, respectively.  The increase in the three months ended September 30, 2004 is attributable to additional expenses, including personnel costs, involved in preparing for our new direct selling initiative for the ProAlgaZyme product.

General and Administrative Expenses. General and administrative expense was $402,418 and $287,995 for the three months ended September 30, 2004 and June 30, 2004, respectively.  For the three months ended September 30, 2004 and June 30, 2004, general and administrative expenses included salaries of $145,043 and $48,170, respectively, representing both increased staff salary levels and the introduction of regular salary payments to all staff, effective July 1, 2004

Impairment Loss.  During the three months ended September 30, 2004 and the three months ended June 30, 2004, we recognized impairment losses of $405,000 and $325,000, respectively, to our Indefinite-life Intangible Assets, reflecting our assessment that the carrying value of these assets exceeded the present value of their future operating cash flows.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has very limited revenue (approximately $40,000 for the nine months ended September 30, 2004) and has incurred significant net losses since inception, including a net loss of $3,302,969 during the nine months ended September 30, 2004.  Further, the Company has, since inception, incurred negative cash flow from operations.  During the nine months ended September 30, 2004, the Company has incurred negative cash flows from operations of approximately $971,000, including approximately $420,000 in negative cash flows from operations during the three months ended September 30, 2004.  As of November 22, 2004, the Company had a cash balance of approximately $37,000 and an estimated working capital deficiency of approximately $675,000.  As described below, we are presently dependent upon our Chairman for funding.  These factors raise substantial doubts about the Company’s ability to continue as a going concern.  If the Company is not able to obtain additional funding almost immediately, it is unlikely that the Company will be able to continue as a going concern.

From inception to November 22, 2004, we have received an aggregate of approximately $1,464,000 in new funding (net of fees and commissions), consisting of approximately $691,000 in advances from our Chairman, Howard R. Baer, and approximately $770,000 from external sources.  From inception to September 30, 2004, the Company’s operating activities used approximately $988,000 in cash.  As noted above, our Chairman, Howard R. Baer, has, since inception, loaned approximately $691,000 to the Company, including advances of approximately $186,000 from October 1, 2004 through November 22, 2004.  On July 8, 2004, the Company repaid Mr. Baer $275,000 of these advances, resulting in the Company being indebted to Mr. Baer in the aggregate amount of approximately $416,000 as of November 22, 2004.

We estimate that the Company will require approximately $1,200,000 in cash over the next twelve months in order to fund its operations, not including legal fees in connection with the investigation by the SEC (see below).  Based on this cash requirement, we have an immediate and urgent need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  We are having great difficulty raising additional funds, due primarily to the pendency of the investigation by the Securities and Exchange Commission, which is described in Part II, Item 1 of this Report.  Accordingly, we are, at this time, heavily dependent for our funding on advances from our Chairman and founder, Mr. Howard R. Baer.  This dependence on Mr. Baer is expected to continue, at least until we are able to raise substantial funds from external sources or generate sufficient cash flow from operations, so as to become self-sustaining.  We can not assure you that our Chairman will be able to continue to advance us funds sufficient for our continuing operations.  Nor can we assure you that we will be able to obtain from external sources the funds that we need to fund our operations.  If Mr. Baer is not able to continue to advance to us funds sufficient to enable us to fund our business operations, it is probable that we would be unable to continue as a going concern.

As described in Part II, Item 1 of this Report, the Company is subject to an ongoing investigation by the Securities and Exchange Commission.  The cost of legal representation in connection with this investigation has been, and will continue to be, substantial until the matter is resolved.  Through November 10, 2004, the Company has incurred legal fees of approximately $315,000 in connection with this matter, of which approximately $177,000 is still owing to the law firm.  The Company expects that it will continue to incur significant legal fees in connection with the investigation.  The cash that will be required to pay these fees is in addition to the cash requirements described in the preceding paragraph.

Our existing cash deficit, if not rectified almost immediately, will prevent us from implementing our business plan and thus will have a material adverse affect on our business, financial condition, and results of operations.

Our Chairman and founder, Mr. Howard R. Baer, has completed the purchase of a building in the Scottsdale, Arizona, area that would be suitable for an expanded corporate headquarters and production facility for the Company.  The Company expects to lease this facility from Mr. Baer, although no lease has yet been entered into.  The expected annual minimum base rent will be approximately $105,000, which would represent an annual increase in base rent of approximately $80,000.

We have no current plans to make material capital expenditures for equipment over the next twelve months.

As part of our preparation for the conduct of clinical studies by independent third-party research entities, we have incurred significant expenditures, and we estimate that we will incur additional research expenditures in the amount of $70,000 over the next twelve months.  Subject to the availability of sufficient funding, we plan to make additional expenditures for research and development in the amount of $200,000.  These planned expenditures, if not met from sales revenues, will also need to be met from funds advanced by Mr. Baer or from external financing.  We may not be able to raise the funding that we need to fund these expenditures.  In the event that these sources are not available or adequate to meet our planned commitment, we may be obliged to curtail or even to defer the planned research activities.  Such a deferment may materially impact our ability to market the ProAlgaZyme product with objective clinical support for its efficacy, thereby limiting our sales effectiveness and impacting negatively the achievement of our business plan.

Research: We have been conducting several complementary research activities such as, but not limited to, patient blood tests and internal clinical observations for specific illnesses, relating to the ProAlgaZyme product since our inception.  The active enzymes within the ProAlgaZyme product were also the subject of a now-concluded research project at the Department of Chemistry and Bio-chemistry at a State University.  These ‘in vitro’ studies have been directed to determining the nature and characteristics of the source algae used in the production of ProAlgaZyme, as well as studies into certain of its bio-chemical activities.

In addition, we have conducted internal studies into the growing and effectiveness of the algae, and into its efficient cultivation, protection, and reproduction.  These studies have also allowed us to clarify the nature of the active agents within ProAlgaZyme as a complex of proteolytic enzymes.  From this conclusion, we are able to assess more accurately the affect of ProAlgaZyme on a very large range of illnesses, injuries, and chronic diseases, and to prepare for appropriate clinical studies.

Finally, we have completed a series of ‘in vivo’ in-house clinical studies into the effectiveness of a ProAlgaZyme regimen on a range of patients with several illnesses; these research studies have been conducted to a strictly-defined protocol, and have been under the direction of our former Director of Medical Research, Dr. DeWall J. Hildreth.  Among the illnesses studied under this program were Type II Diabetes, Chronic Fatigue Syndrome, Fibromyalgia, HIV/AIDS, cardio-vascular and immune-system conditions, and a variety of cancerous conditions.

We are conscious of the need to provide the most thorough and accurate statements of the effectiveness and health benefits of our products.  To this end, we have engaged the services of the Marshall-Blum Herbal Research Clinic in Bangor, Maine for the conduct of a comprehensive clinical study of the ProAlgaZyme product with a minimum of 60 patients suffering from Diabetes II.  The study, which is a single-center, prospective, randomized, triple-masked, placebo-controlled, parallel-group-design clinical study, has been approved by the Institutional Review Board, and is currently being conducted by the Research Clinic.  The study is expected to be completed by the first quarter of 2005.  In addition to this study, the Company is considering other appropriate agencies and specific illnesses where our internal clinical studies have indicated higher degrees of health benefit.

In August 2004, we commenced a series of further independent clinical studies of the ProAlgaZyme product.  The studies, which are being conducted by MLA Industries of Glenwood, NJ, are being conducted on animals, and are concentrating on issues of longevity, response to inflammation, response to HIV symptoms, and other appropriate areas of analysis in animals using the ProAlgaZyme product.  The overall series of studies may last for up to another nine months, although results of specific studies are expected to be released as they are completed.  On September 23, 2004, the Company announced the results of one of this series of clinical studies conducted by two independent laboratories relative to the assessment of ProAlgaZyme’s impact on the reduction of edema (swelling) in laboratory animals in comparison with aspirin and indomethacin.

New Sales and Marketing Initiative

During the three months ended September 30, 2004, we have continued the development and implementation of our new direct selling strategy for the distribution and marketing of our products.  This strategy is continuing under the business name “Celebration For Life” (“CFL”), with the ProAlgaZyme product being marketed as “AlphaSystem Replenisher” (“ASR”).  We have continued the initial launch of the direct selling operation through the recruitment of distributors, refinement of the software support applications, and the conduct of regular publicity and product information initiatives.  As of November 10, 2004, we have recruited 55 distributors for the ASR product, and are continuing efforts at recruitment of additional distributors.

In addition to our new strategy for the ProAlgaZyme product as outlined above, we are pursuing the promotion of the ReplenTish product with a potential major distributor/broker.  On September 23, 2004, we announced that, due to the Company’s continued heavy concentration on its primary ProAlgaZyme products and the heavy expenditure of resources commensurate with that concentration and with other unforeseen expenditures, we had not been able to devote the resources necessary to the launch and marketing of the Zodiac Herbal Vitamins and Zodiac Herbal Teas products.  These products are still part of our future planning, and will be brought to market as soon as possible.

We expect that our sales and marketing initiative will lead to increased revenues, although to date we have not yet realized the revenues that we have been expecting.  Currently, we do not have sufficient funding to implement our sales and marketing initiatives.  If we are unable to raise sufficient funds to finance these initiatives, there will be a material adverse effect on our business and operating results.

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

On October 8, 2004 we announced that Mr. John Neubauer, our President and Chief Operating Officer, had resigned.  Mr. Neubauer joined the Company in May, 2004, and had been focused primarily on the development of the Celebration For Life sales operation.  The Company does not at this time intend to replace Mr. Neubauer.  Instead, Mr. Neubauer’s responsibilities will be assumed by certain existing employees of the Company including, among others, Mr. Paul Peccianti, the Company’s Vice President of Sales.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings - In or around April, 2004, the Company learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of the Company’s press releases and other public disclosures, and the trading in the Company’s securities.  The Company cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of its officers appear for testimony at the SEC’s offices.  On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony.  The Company understands that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports the Company filed with the SEC or in other public documents or disclosures, including statements about the efficacy of the Company’s primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in the Company’s securities.  The Company is continuing to cooperate fully in the SEC’s investigation, including producing additional documents, and making the Company’s officers and directors available for testimony before the SEC.  The Company understands that the SEC investigation is ongoing.  The SEC has not advised the Company of any specific action that it intends to take against the Company or any of its officers or directors or others, as a result of its investigation, which is still ongoing.  The Company is presently in discussions with the SEC concerning a possible consensual resolution of the investigation.  The Company can give no assurance as to the terms and conditions of any such resolution or whether it will be able to reach any consensual resolution of the investigation.   At the conclusion of the SEC’s investigation, if the SEC takes action against the Company or its officers and directors, such action will have a material adverse effect on the Company.

Item 2.  Unregistered Sales of Equity Securities

During July, 2004, the Company received an amount of $10,000 as the final receipt of a private placement for an aggregate amount of $695,000, under which the Company committed to issue 945,000 shares of its previously-authorized but unissued common stock, and to issue warrants to purchase an aggregate of 445,000 shares of common stock at an exercise price of $3.00 per share.  In connection with the July receipt of $10,000, the Company issued 10,000 shares of its previously-authorized but unissued common stock and committed to issue warrants to purchase 10,000 shares of common stock at an exercise price of $3.00 per share.  The Company paid finder’s fees of $68,500 in cash and 95,500 shares of common stock in connection with this private placement, of which 1,000 shares of common stock were issued in connection with the July receipt of $10,000.

The Company believes that the foregoing transaction was exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of investors, each of whom was an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and/or was (either alone or with his/her purchaser representative) sophisticated about business and financial matters, each such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the Act.

Item 5. Other Information

Mr. Howard Baer, the Company’s Chairman, rents office space to the Company.  During the nine months ended September 30, 2004, the Company paid Mr. Baer $35,518 for office space.  At September 30, 2004, the Company owed $8,388 to Mr. Baer for rent and other services.

The Company uses and, in consideration of such use, makes lease and rent payments for, equipment that is leased by an entity owned by Mr. Baer.  For the nine months ended September 30, 2004, equipment lease and rent expense to the entity amounted to $7,084.  The lease and rent payments equal the debt service on the equipment.  Mr. Baer has stated that he intends to transfer the equipment to the Company, for no consideration, once the note is paid in full.

The Company uses and, in consideration of such use, makes lease payments for, a delivery van that is leased by Mr. Howard Baer.  For the nine months ended September 30, 2004, vehicle rent expense paid on behalf of Mr. Baer amounted to $3,465.  The lease payments equal the debt service on the vehicle.  Mr. Baer has stated that he intends to transfer the vehicle to the Company, for no consideration, once the note is paid in full.

During the period from inception to September 30, 2004, the Company’s Chairman, Mr. Howard Baer, advanced $504,947 to the Company.  During the same period, he was repaid a total of $275,000, leaving an outstanding net balance of $229,947 due to him by the Company at September 30, 2004.  Since September 30, 2004, Mr. Baer has advanced an additional $186,000 (as of November 22, 2004).  The advances bear no interest and are payable on demand.

The Company pays for advertising space on www.politics.com, an Internet site owned by Politics.com, an entity of which our Chairman is the Chairman and majority shareholder.  For the nine months ended September 30, 2004, advertising expense to the entity amounted to $10,000.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number	Description
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.2	By-laws of the Company	(2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as an Exhibit with the same exhibit number to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.

(2)

Filed as an Exhibit with the same exhibit number to Western Glory Hole, Inc’s. (now known as Health Enhancement Products, Inc.) Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

Reports on Form 8-K:

On July 12, 2004, the Company filed a Form 8-K Current Report reporting on Item 4, Changes in Registrant’s Certifying Accountant and Item 7, Financial Statements and Exhibits.

On September 27, 2004, the Company filed a Form 8-K Current Report reporting on Item 206, Material Impairments.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: November 22,, 2004

By:_/s/ Howard R. Baer

Howard R. Baer

Chief Executive Officer

Date November 22, 2004

By:  /s/ Jeffery R. Richards

Jeffery R. Richards

Chief Financial Officer