Form 10KSB
period 2004-12-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2005-05-17
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from  _____ to _____

Commission File Number:  000-30415

Health Enhancement Products, Inc.

 (Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0699977 (I.R.S. Employer Identification Number)

7740 East Evans Rd, Scottsdale, Arizona 85260

(Address of principal executive offices)

(480) 385-3800

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Check if no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

The aggregate market value of the issuer’s voting stock held as of March 31, 2005 by non-affiliates of the issuer was $2,601,611, based on the closing price of the registrant’s common stock.

As of May 1, 2005, there were 12,372,503 shares of $0.001par value common stock issued and outstanding.

The issuer’s revenue for its most recent fiscal year was: $49,058.

FORM 10-KSB

HEALTH ENHANCEMENT PRODUCTS, INC.

(Inapplicable items have been omitted)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements  Forward-looking statements include, but are not limited to statements regarding:

•	our ability to raise the funds we need to continue our operations;

•	our goal to increase our revenues and become profitable;

•	regulation of our product;

•	our ability to expand the production of our product;

•	market acceptance of our product;

•	future testing of our product;

•	the anticipated performance and benefits of our product;

•	our financial condition or results of operations.

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

PART I

Item 1.

Description of Business

Business Development

We were incorporated under the laws of the State of Nevada on March 28, 1983, under the name of “L. Peck Enterprises, Inc.”, with authorized common stock of 2,500 shares, at no par value.  On May 27, 1999, our authorized capital stock was increased to 100,000,000 shares, with a par value of $0.001, in connection with a name change to “Western Glory Hole, Inc.” (“WGH”).  On May 27, 1999, we completed a forward common stock split of 225 shares for each outstanding share.

From 1990 until October 2003, we had no business operations; we were in the development stage and were seeking profitable business opportunities.

On October 30, 2003, we and Health Enhancement Corporation (“HEC”) entered into an Agreement and Plan of Reorganization under which we acquired HEC.  Under this Agreement, we acquired 100% of the outstanding shares of HEC, in exchange for 9,000,000 of our post-split shares, making HEC our wholly-owned subsidiary.  In connection with this transaction, we changed our name to Health Enhancement Products, Inc. (“HEPI”).  We currently operate through our wholly-owned subsidiary, HEC.

We acquired HEC because it had the material necessary for the production of ProAlgaZyme.  We have since established a manufacturing plant, which consists of a laboratory and production facility, and hired production and research staff.  In addition, we acquired the ReplenTish and Zodiac Herbal Vitamins and Tea products.  We have abandoned the Zodiac product lines, and, due to a lack of funds, are not currently marketing the ReplenTish product.  Although ProAlgaZyme is currently available for sale, we do not expect any meaningful revenue from sales of ProAlgaZyme until at least 2006.  We believe any future revenue from sales of ProAlgaZyme will depend upon the results of testing regarding, among other things, the product’s composition and method of action.  Accordingly, we intend to focus our resources on testing directed toward determining the exact composition of the product and the method of action of the substances comprising the product.

Principal Product

We were founded on, and remain committed to, the principle of producing only ‘natural’ products.

At present, our sole product is the enzyme-based, all natural dietary supplement known as ProAlgaZyme.

-

ProAlgaZymeTM

is a naturally-generated proteolytic enzymatic protein derived from a natural plant culture grown in a purified aqueous environment solution with proprietary feeding.  This enzymatic protein appears to support a compromised immune system, thereby potentially aiding the defense of the body against introduced or naturally-occurring harmful substances.

In addition, we had been marketing our ReplenTishTM product.

-

ReplenTishTM

is a blend of vitamins specifically selected to address bodily vitamin and mineral deficiencies created by exposure to smoking.  We believe that the product is helpful for both smokers and non-smokers.  We are not currently marketing or selling the ReplenTish product.  Subject to the availability of capital, we may in the future resume marketing of the ReplenTish product.

Marketing and Sales

We have attempted to implement a marketing plan for ProAlgaZyme, but our progress has been severely impeded by the limited cash resources that have been available to us and by the need for further information regarding the composition and method of action of the product.  Our initial emphasis in marketing has been to seeking to confirm the effectiveness of the ProAlgaZyme product (using both internal studies and external, independent studies), as a basis for making supportable and appropriate claims for the product, and also to enable us to determine the specific markets to which ProAlgaZyme might be addressed.  We have completed two external studies on laboratory animals, and the results of these studies suggest that ProAlgaZyme is non-toxic to animals and reduces edema (swelling) in animals.  All external testing on animals and humans has been terminated due primarily to a lack of funding.

During 2004 we undertook the development and implementation of a new direct selling strategy for the distribution and marketing of ProAlgaZyme.  We recruited distributors, but none of the distributors are active.  We have suspended the marketing of ProAlgaZyme, pending further testing regarding, among other things, its composition and method of action.

As disclosed above, due to lack of funding, we are no longer pursuing the promotion of ReplenTish.  Our initial introduction of the product was not as successful as had been planned, and the lack of funds for advertising has forced us to suspend distribution of this product.

On September 23, 2004, we announced that, due to our continued heavy concentration on the primary ProAlgaZyme product and the heavy expenditure of resources commensurate with that concentration and with other unforeseen expenditures, we had not been able to devote the resources necessary to the launch and marketing of the Zodiac Herbal Vitamins and Zodiac Herbal Teas products.  In addition, we are involved in a dispute with the persons from whom we purchased the Zodiac trademarks and products (the “Zodiac Sellers”).  We do not believe that the Zodiac Sellers complied with their agreements with us.  As a result, we have determined to abandon these products.

To date we have not realized the revenues that we have been expecting.  Currently, we do not have sufficient funding to implement any sales and marketing program.  If we are unable to raise sufficient funds to finance sales and marketing activities, we will be unable to implement a sales and marketing program, including testing, publicity, and advertising.  Our inability to implement essential sales and marketing-related activities has and will continue to have a material adverse effect on our business and operating results.

Competition

The dietary supplement industry in general is highly competitive, particularly in the area of undifferentiated products such as general-purpose multi-vitamins.  The industry is also marked by the presence of often-unsubstantiated claims of product efficacy, by substantial discounting for the more common ‘standard’ commodity-type products, such as multi-vitamins, and by relatively-expensive products with distinct and supportable claims to improved health or effective testimonials.  It is not our intention to compete in the undifferentiated market.  We believe that ProAlgaZyme presents a product that is readily differentiated, and we intend to emphasize these differences in connection with any marketing of the product.

The ProAlgaZyme product is differentiated from other ‘algae-based’ products in the nutraceutical market, in that:

-

ProAlgaZyme is not comprised of the algae itself; that is, the source material that generates the beneficial enzymes is not processed or marketed in any way, either as a nutrient or as a food;

-

the proteolytic enzyme that is generated by ProAlgaZyme’s source material is produced and marketed without additives, preservatives, or change.  As such, it is a truly ‘natural’ product, and does not undergo change in its nature or effectiveness as it is prepared for consumption;

-

the product has been subjected to internal laboratory testing and to external studies on animals, with results that we believe support the product’s effectiveness.

We have identified several potentially-competitive products to the ReplenTish multi-vitamin.  However, most of these other products are formulated and marketed as either cures for smoking or as aids in quitting smoking.  We have identified only one other product which is specifically intended to replace the vitamins and minerals lost through either active or passive smoking – which makes it a directly competitive product.  We anticipate that there will be a continuing presence of the alternative product in the market, and that there will be other products which may be created to meet growing demand in the market that ReplenTish is intended to address.  We intend to move ahead with marketing the ReplenTish product in the domestic market, if and when sufficient funds are available, and also to expand at the earliest opportunity to the international market, primarily through the creation of distribution agreements with well-established marketing and distribution entities in selected countries.

Raw Materials

We own the algae from which ProAlgaZyme’s enzymatic content is derived, and these source materials are held in growing environments at our facility.  Other raw materials used in the proprietary production process of ProAlgaZyme are readily available commercially, and we do not believe that there is any risk of interruption or shortage of supply of these materials.

Our ReplenTish product has been manufactured to our specifications by third-party suppliers using raw materials which are readily available commercially.  We believe that there is a large range of alternative suppliers capable of manufacturing the ReplenTish product to our specific standards of quality and purity on short notice, and therefore we do not consider that there is a material risk of interruption of supply through either a shortage of raw materials or the unavailability of a single supplier.

We have also assessed our ability to respond to any substantial increase in demand for our ProAlgaZyme product.  In the case of ProAlgaZyme, we believe that we would be able to expand our operations with only minimal delays for algae replication and growth, and that this would not constitute a limiting factor on future overall revenue growth.

Dependence on Customers

We are not dependent on any one customer or group of customers for our sales revenues.

Manufacturing

We manufacture our ProAlgaZyme product directly, using dedicated laboratory facilities on our own premises, and qualified technical staff.  After production, ProAlgaZyme is bottled in a third-party facility under our supervision to ensure product safety and integrity.

Management is confident that, subject to the availability of cash resources, acquisition of the necessary raw materials and manufacture of our products will be able to be scaled quickly and efficiently to meet any planned or unanticipated increases in product demand.

Backlog

As of the date of this Report, we had no backlog of orders.

Patents and Proprietary Rights

In April, 2004, we filed with the U.S. Patent and Trademark Office a provisional patent application regarding the ProAlgaZyme product.  The patent filing relates generally to a method of preparation of a phyto-percolate, and is also intended to protect the use of phyto-percolate in the treatment of a variety of diseases including cancer, cardiovascular disease, and diseases related to immune system deficient disorders.  The phyto-percolate is a proteolytic enzyme complex derived from a specific combination of fresh water algae that expresses plasmin-like activity.

The above patent application was described as being “for a method of treating or preventing a disease or disorder in a human by ingesting a phyto-percolate derived from mixtures including freshwater algae, in this case being ProAlgaZyme.  There are several aspects of this patent application, including methods of treating immune system deficiency, type I and II diabetes, diseases related to the heart, Cancer, Arthritis, and most other diseases related to a deficient immune system.”

We have prepared and filed a PCT application (PCT/US05/13375 filed on April 20, 2005) that claims priority to the April 2004 provisional application concerning the ProAlgaZyme product.  This PCT filing enables eventual patent rights in the ProAlgaZyme product and methods of use in those areas of the world that we believe are appropriate. During 2004, we filed to register certain trademarks with the United States Patent and Trademark Office (USPTO), including the following:

-

ReplenTish

-

ProAlgaZyme.

Our majority shareholder/CEO, Mr. Howard R. Baer, has registered the following Internet domain names:

-

www.heponline.com

-

www.proalgazyme.com

-

www.replentish.com

Mr. Baer allows us to the use of the foregoing Internet domain names at no charge.  Mr. Baer has agreed that he will not terminate our right to use these domain names as long as we are selling the ProAlgaZyme product.

Regulation

We do not believe that the products that we manufacture and market are subject to regulation by the Food and Drug Administration (“FDA”).  Rather, we believe that these products are properly designated as ‘dietary supplements’ within the category of vitamins, minerals, dietary supplements, and herbal products covered within the U.S. by the Dietary Supplement Health and Education Act of 1994 - commonly referred to as “DSHEA”.  As such, the products fall under the Federal Trade Commission (“FTC”), and do not require FDA approval for release.

We also believe, based on recent actions by the FDA and other governmental agencies, that public and legislative pressures upon the FDA will cause the FDA to extend its purview over the ‘nutraceutical’ industry progressively over time, and that, as a result, we – along with the nutraceutical industry - will be subject to regulation as to product quality and manufacture, and product related claims.  We will monitor carefully all such trends with the goal of ensuring that all necessary and appropriate governmental regulations relating to the safety and efficacy of our products will be observed as they are introduced and applied.

If we move into international sales, our product may also be subject to approval by certain foreign regulatory and safety agencies.  As a result, the export of our product to some countries may be limited or prohibited.  Our manufacturing processes and facilities may also be subject to review by Federal, State, or local health agencies or their representatives before export approval is granted.  Adverse findings from such reviews could result in various actions against us, including restriction of trading privileges, withdrawal of approvals, and product recall.  We cannot assure you that domestic or foreign regulatory agencies will give us the requisite approvals or clearances for any products under development on a timely basis, if at all.  Moreover, after clearance is given, these agencies can later withdraw the clearance or require us to change the product or its manufacturing process or labeling, to supply proof of its safety and effectiveness, or to recall, replace or refund the cost of the product, if it is shown to be hazardous or defective.  The process of obtaining clearance to market a product is costly and time-consuming and can delay the marketing and sale of such product.

Research and Development

Our research and development efforts have been focused on enhancing our ProAlgaZyme product.  Our primary emphasis throughout 2004 was on the continued refinement of the ProAlgaZyme product and on bio-chemical analyses and internal and external clinical studies associated with the product.  We have spent an aggregate amount of $248,073 since our inception on research and development.  Of this amount, $112,384 has been spent on internal research, mainly involved in the conduct of in-house testing and development of the ProAlgaZyme product and in conducting both ‘in vitro’ and ‘in vivo’ testing of ProAlgaZyme.  Since inception, $135,689 has been expended on external, clinically-based testing of ProAlgaZyme, conducted on both humans and animals.  To date, all of these amounts have been directly expensed as they have been incurred.

We recently terminated the two major external clinical studies we had commissioned.  The study being conducted by the Marshall-Blum Herbal Research Clinic was terminated due to the inability of the firm to recruit the specified number of participants (60).  The studies being conducted by MLA Industries were terminated due to our lack of funding.  See Item 6 under the caption “Research and Development Expenses”.  We have just received certain results from the Marshall-Blum Clinic which we are in the process of reviewing.  We have recently commissioned an external study to determine whether ProAlgaZyme is effective in reducing the level of C-reactive protein (“CRP”).  The total cost of this study is expected to be approximately $29,000, of which $10,000 has been paid.

Subject to the availability of sufficient funding, which we do not currently have, we intend to pursue additional external clinical studies during 2005.  In addition to the CRP study, we intend to focus initially on testing to identify ProAlgaZyme’s composition and method of action.  In the event that we are unable to raise sufficient funds to meet our research needs, we will be unable to pursue our planned research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its efficacy will continue to be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan

We have engaged a Consultant on a month to month basis to oversee our Research and Development activities.  If and when funds become available, we may hire a full-time professional with appropriate qualifications and suitable experience to administer this area.  If this step is taken, this person would be involved in the preparation and management of in-house clinical studies, in the establishment of protocols for independent external studies, and in monitoring, interpretation, and submission of data as required to third parties conducting studies.

Compliance with Environmental Laws

We believe that we are, in all material respects, in compliance with local, State, and Federal environmental laws applicable to our manufacturing, waste disposal, and bottling operations, and we have prepared appropriate and required documentation as to our current operational procedures, standards, and guidelines to ensure that the required environmental laws are observed.  The cost of this compliance activity to date has not been material, and has been absorbed within our general operations overhead.

Employees

As of May 6, 2005, we had 5 full-time employees, positioned as follows:  one employee in manufacturing and research and development, two employees in business development, marketing, sales and support services, and two employees in finance and administration.  We believe that our employee relations are harmonious.  No employee is represented by a union.

Item 2.

Description of Property

We do not own any real property.  During 2004, we rented a 3,600 square foot production facility in Tempe, Arizona, at a rental of $2,323 per month, from our majority shareholder/CEO, Mr. Howard R. Baer, who was the lessee of the property.  This facility, while enabling some expansion of production, was not considered suitable for our anticipated long-term needs.  In addition, during part of 2004, we rented office space for our corporate headquarters from Mr. Howard R. Baer.  We made rental payments of $14,608 to Mr. Baer for rental of our corporate office.  We vacated our corporate headquarters in February, 2005.

The lease of our production facility expired in June, 2004, and we obtained an extension of such lease in order to enable us to locate suitable new space.  On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by Mr. Baer), under which we lease approximately 5,000 sq. ft. for a new corporate headquarters and production facility.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  In addition, we desired to consolidate our corporate headquarters and production facility.  Evans Road, LLC expended approximately $106,000 on building improvements in order to meet our requirements for this facility.  The lease has a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provides for base monthly rent in the amount of $8,700 plus monthly taxes in the amount of $165 (annual base rent and taxes are approximately $106,000).  In February, 2005, Evans Road, LLC sold the building which was leased to us, and leased such building back from the buyer under a master lease.   Evans Road, LLC continues to lease the building, as master lessor, to us, under the terms and conditions described above.  During 2004, we paid Evans Road, LLC approximately $26,596, representing $17,730 in rent and a security deposit of $8,865.

Item 3.

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

Item 4.

Submission of Matters to a Vote of Securities Holders

There were no items submitted to a vote of security holders during 2004.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Market Information.  Our common stock is quoted on the NASD’s Over-the-Counter Bulletin Board under the symbol “HEPI.OB”.  The following table sets forth, for the periods indicated, the high and low closing bids for our common stock as quoted on the OTC Bulletin Board (bids reflect inter-dealer quotations, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions).

	HIGH	LOW
Year ended December 31, 2003
First Quarter	0.03	0.03
Second Quarter	0.03	0.03
Third Quarter	0.03	0.03
Fourth Quarter to November 11	3.20	0.03
November 12 – December 31 (after a 2-for-1 split)	3.20	1.55
Year ended December 31, 2004
First Quarter	7.70	1.60
Second Quarter	3.00	1.05
Third Quarter	2.75	0.76
Fourth Quarter	1.55	0.51
Year ended December 31, 2005
First Quarter	1.25	0.40

Stockholders.  As of December 31, 2004, there were approximately 134 shareholders of record holding 12,230,753 shares of common stock.

The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Of the issued and outstanding common stock as of December 31, 2004, 1,095,000 were free-trading and the balance of 11,135,753 constituted “restricted securities” as that phrase is defined in Rule 144 under the Securities Act of 1933, as amended (“1933 Act”), and may be sold pursuant to Rule 144.

Dividends.  We have neither paid nor declared any dividends since our inception, and do not intend to declare any such dividends in the foreseeable future.  Our ability to pay dividends is subject to limitations imposed by Nevada law.  Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Securities authorized for issuance under equity compensation plans.  The Company has no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities.  On November 26, 2004, we raised gross proceeds of $150,000 from the sale of two promissory notes in the principal amount of $150,000 and 75,000 shares of our common stock.  The securities were sold to institutional investors who were “accredited investors”, within the meaning of Rule 501 of Regulation D under the 1933 Act.  We did not pay any finder’s fee or commission in connection with this transaction.  Due to our failure to register under the 1933 Act shares we previously issued in a private placement, on December 22, 2004, we issued an aggregate of 94,500 shares, as a penalty payment, to the investors in the private placement.

We believe that the foregoing transactions were exempt from the registration requirements under the 1933 Act, based on the following facts: there was no general solicitation, there was a limited number of investors, each of whom was an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and/or was (either alone or with his/her purchaser representative) sophisticated about business and financial matters, each such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the Act.

Item 6.

 Management’s Discussion and Analysis or Plan of Operation

Overview.

During November, 2003, we acquired Health Enhancement Corporation, and changed our name from Western Glory Hole, Inc. to Health Enhancement Products, Inc.  Accordingly, no meaningful comparison of revenues and expenses for 2003 and 2004 can be made.  Western Glory Hole, Inc. was a development stage company and had no effective operations during the year ended December 31, 2002 or during the year ended December 31, 2003, until its acquisition of Health Enhancement Corporation in November, 2003.

We are in the development stage and are working on the development of our sole product, ProAlgaZyme.  We have minimal revenue (approximately $49,000 in 2004) and do not expect revenue until at least 2006.  We have been incurring significant operating losses and negative cash flow.  We are also experiencing a severe ongoing working capital deficiency, and we have virtually no cash on hand.  We have had great difficulty raising capital from independent third parties.  We are largely dependent upon our majority shareholder/CEO for our continued funding.  Our majority shareholder/CEO does not presently have the ability to continue to provide us sufficient funds to finance our business operations.  These factors raise substantial doubt about our ability to continue as a going concern.  If we are unable to obtain additional funding almost immediately, we will probably be unable to continue as a going concern, in which case you would suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2004 and 2003

Net Sales.  Net sales were $49,058 in the year ended December 31, 2004.  These revenues reflect primarily sales of the ProAlgaZyme product (net sales of $47,965), which currently is our sole product.  The ProAlgaZyme product has also been marketed under the name “AlphaSystem Replenisher” (“ASR”).

Throughout 2004, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme product, contributing to a low level of net sales.  Although the ProAlgaZyme product is available for sale, we are not currently marketing the product and do not expect any sales revenue until at least 2006.  We believe that our ability to generate sales of the ProAlgaZyme product will depend upon further characterization of the product and identification of its method of action.  We currently do not have the funds necessary to pursue this further testing.

While we released the ReplenTish product during the first quarter of 2004, our continuing lack of funds has also substantially hindered our ability during 2004 to implement an effective advertising and marketing campaign for ReplenTish.  To date, there have been only minimal sales of the ReplenTish product.  We have suspended sales and marketing of the ReplenTish product.  Thus, we expect no revenue from our ReplenTish product for the foreseeable future.

In addition, we announced in September, 2004 that we were unable to proceed at that time with our earlier plans for the 2004 release of our Zodiac Herbal Vitamins products.  We have since abandoned the Zodiac product line.

Unless and until we are able to raise sufficient capital to fund the necessary marketing, advertising and testing, we do not expect to have any meaningful sales revenue.  Even if we are able to fund an advertising, marketing and testing program, we cannot be sure that such a program will lead to an increase in our sales revenue.

Cost of Sales.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the proteolytic enzyme within the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  Total cost of goods sold for the year ended December 31, 2004 was $75,284.

Gross Profit.  Total Gross Profit was a negative $26,226 for the year ended December 31, 2004.  The negative gross profit for the reported periods is due to limited sales for the year, leading to cost of sales – much of which reflects relatively fixed on-going production costs for the ProAlgaZyme product - exceeding net sales.  If we are able to realize a significant increase in sales, we expect that Gross Profit will become positive.  However, we cannot assure you that we will achieve an increase in sales.

Research and Development Expenses.   We spent $192,366 on research and development expenses during the year ended December 31, 2004.  Of this amount:

-

- $57,667 was spent on the conduct of internal clinical studies and related ‘in vitro’ academic chemical analysis and research on the ProAlgaZyme product;

-

$134,699 was expended on external clinical testing and studies.  The two major external clinical studies that we had undertaken have been terminated.    The studies that have terminated are:

-

an independent clinical study of ProAlgaZyme, that was being conducted by the Marshall-Blum Herbal Research Clinic of Bangor, Maine, on 60 Diabetes II patients.  The total cost of this study was $126,250, of which a total of $95,688 (or approximately 76%) was expended during 2004.  This study was terminated because Marshall-Blum was unable to recruit the specified number of participants (60); and

-

a series of independent clinical studies of ProAlgaZyme, that were being conducted on animals by MLA Industries of Glenwood, NJ.  These studies were concentrating on issues of longevity, response to HIV symptoms, and other appropriate areas of analysis in animals using ProAlgaZyme.  Total cost for these studies was estimated at approximately $54,000; expenses in the amount of $25,350 were incurred during 2004.  These studies were terminated due to our lack of funding.

We have recently commissioned an external study to determine whether ProAlgaZyme is effective in reducing the level of CRP.  The total cost of this study is expected to be approximately $29,000, of which $10,000 has been paid.  As noted above, we have incurred significant expenditures on the conduct of clinical studies by independent third-party research entities.  Subject to the availability of sufficient funding, which we do not currently have, we plan to make additional expenditures for research and development during 2005.  In addition to the CRP study, we intend to focus initially on characterization of the ProAlgaZyme product and determining its method of action.  These planned expenditures will need to be met from funds advanced by our majority shareholder/CEO, Mr. Howard R. Baer, or from external financing.  We are having difficulty raising funds from external sources, and Mr. Baer is not currently in a position to make further advances to us.  Thus, we may not be able to raise the funding that we need to finance these expenditures.  In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our planned research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its efficacy will continue to be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan.

Selling and Marketing Expenses.  Selling and marketing expenses were $256,224 for the year ended December 31, 2004.  During 2004, we implemented a new marketing approach involving the direct sale of the ProAlgaZyme product (using the name “AlphaSystem Replenisher”) to distributors.  Selling and marketing expenses consist primarily of consulting fees related to the development and implementation of this direct selling model and related personnel costs.  We have since abandoned this approach, as it was not effective.

Of the above amount, $58,739 was expended for advertising, primarily related to initial test-marketing of the ReplenTish product, following its launch during the period to June 30, 2004, and general product advertising.

Due to a lack of available funding, we have been forced to terminate all selling, marketing and advertising related activities.  The termination of selling, marketing and advertising related activities has had and will continue to have a material adverse effect on future sales revenue and operating income.

General and Administrative Expenses.  General and administrative expenses were $2,628,919 for the year ended December 31, 2004.  The major items of this expense were:

-

salaries and payroll expenses of $1,252,552.  Salaries for the period included non-cash charges of $885,000 for 175,000 shares of our common stock issued to our majority shareholder/CEO, and $42,910 for related payroll costs on these issuances;

-

consultants’ fees of $410,955.  These fees included non-cash charges of $397,250 for warrants and shares of our common stock issued for services rendered;

-

legal fees of $604,281.  These fees included approximately $447,651 of charges directly related to the formal investigation by the SEC outlined in Part I, Item 3 of this Report.

In addition to the above, we incurred expenses related to other professional fees, employee health insurance, investor relations fees, expenses associated with being a public company, rental expense of our manufacturing and production center, and associated equipment costs.

Impairment Loss.  During the year ended December 31, 2004, we acquired the trademarks and formulas relating to Zodiac Herbal Vitamins and Zodiac Herbal Teas - at an original cost of $730,000, based on the market value of the 200,000 shares of our common stock exchanged for these assets at their acquisition.  During the year ended December 31, 2004, we reviewed the carrying value of these assets to assess whether such value exceeded the present value of their future operating cash flows.  In each case, we determined that the assets’ carrying values were impaired.  As a result, we recognized impairment losses in the aggregate amount of $730,000, effectively reducing the carrying value of these assets to $0 at December 31, 2004.  As disclosed herein, we have abandoned the Zodiac product line.

Finance Costs.  During the year ended December 31, 2004, we incurred Finance Costs of $15,000.  This was due to our November 2004 issuance of two Promissory Notes of three months duration for an aggregate total financing of $150,000.  Under these Notes, we issued 75,000 shares of our common stock.  These shares were valued at $45,000.00 (or $0.60 per share), based on the quoted price of our common stock on the date of issuance.  Deferred offering costs of $45,000 related to the value of these issued shares are being amortized at the rate of $15,000 per month over three months, the lives of the related debts.

Interest Income.  We had no interest income for the year ended December 31, 2004.

Interest/Other Expense.  We incurred interest expense of $1,305 for the year ended December 31, 2004.  This expense is entirely due to amounts charged on corporate credit cards used by certain staff members.

Provision (Benefit) for Income Taxes.  We had net deferred tax assets of approximately $976,000 at December 31, 2004, related to net operating loss carry-forwards of approximately $2,710,000.  This compares to an amount of approximately $129,000 at December 31, 2003, related to net operating loss carry-forwards of approximately $360,000.  Due to the uncertainty of realization of the net operating loss carry-forwards, we have established a valuation allowance equal to the gross amount of the tax assets.

Liquidity and Capital Resources

The consolidated financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the reasons discussed herein, there is a high degree of risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

We have virtually no revenue (approximately $49,000 for the year ended December 31, 2004) and have incurred significant net losses since inception, including a net loss of $3,859,006 during 2004 and an aggregate net loss of $4,427,920 since inception.  We do not expect any meaningful revenue until at least 2006.  Further, since inception, we have incurred negative cash flow from operations.  During 2004, we incurred negative cash flows from operations of approximately $1,280,659.  As of May 6, 2005, we had a cash balance of $1,346.  We had an estimated working capital deficiency of approximately $1,459,626 as of March 31, 2005.  We are experiencing a severe shortage of capital, which is materially and adversely affecting our ability to run our business.  We are largely dependent upon Howard R. Baer, our majority shareholder/CEO, and external sources for funding.  Mr. Baer does not presently have the ability to provide us with further advances and we have had great difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.  If we are not able to obtain additional funding almost immediately, we will probably be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

From inception to December 31, 2004, our operating activities used approximately $1,298,054 in cash, and we received an aggregate of approximately $1,711,000 in new funding (net of fees and commissions).  From January 1, 2005 to May 7, 2005, we received a further $539,885 in new funding from our majority shareholder/CEO, Mr. Howard R. Baer.  From inception to December 31, 2004, we received approximately $690,000 in advances from Mr. Baer, and approximately $753,000 from external sources.  Funds from external sources included loans in the aggregate amount of $150,000 received during November and December, 2004; these loans were secured by a lien and security interest on certain real property owned by Mr. Baer, and were payable on or before February 26, 2005.  On February 15, 2005, these loans were repaid in full.  Mr. Baer advanced us the funds to repay the loans.

Mr. Baer has advanced us an aggregate of approximately $1,230,244 from inception to May 7, 2005, including an aggregate of $539,885 since the commencement of 2005.  Since inception, we have repaid Mr. Baer a total of $275,000,  resulting in our being indebted to Mr. Baer in the aggregate amount of approximately $931,744 as of March 31, 2005 (after giving effect to miscellaneous adjustments resulting in an $11,000 reduction in the amount we owe Mr. Baer).  On February 15, 2005, Mr. Baer advanced us $364,000, for our benefit and that of our wholly-owned subsidiary, Health Enhancement Corporation (“HEC”), and, in connection therewith, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”).  Immediately prior to entering into the Loan Documents, we were indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances he made to us, for our benefit and that of HEC.  Following Mr. Baer’s advance of $364,000 on February 15, we were indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to May 7, 2005, Mr. Baer has advanced the Company an additional $107,885, for our benefit and that of HEC.  Accordingly, at May 7, 2005, the Note is in the principal amount of $955,244.  The Note bears interest at the rate of 10% per annum.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, we, in order to secure our obligations under the Note, granted Mr. Baer a security interest in all our assets that are related to the ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to us by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to us.

On March 25, 2005, we, Mr. Baer and our wholly-owned subsidiary, HEC, executed and delivered a Joinder Agreement and First Amendment, which had the effect of making our subsidiary (HEC) a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, our subsidiary has become a co-maker under the Note, and has granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.

If Mr. Baer demands repayment of the Note, we may not have the ability to make the payments required by the Loan Documents, in which case there would be an “event of default” under the Loan Documents and Mr. Baer would be able to foreclose on all of our (and HEC’s) assets related to our ProAlgaZyme product.  If Mr. Baer were to demand repayment of the Note now, we would not be able to make the required payments and there would be an “event of default” under the Loan Documents.

In addition, Mr. Baer has guaranteed our obligation to pay in excess of $300,000 we owe to third parties.  Mr. Baer has granted a lien of $275,000 in certain real estate he owns to secure his obligations under one of these guarantees.

We estimate that we will require approximately $600,000 in cash over the next twelve months in order to fund our operations, not including legal fees in connection with the investigation by the Securities and Exchange Commission (see below).  Based on this cash requirement, we have an immediate and urgent need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  We are having great difficulty raising additional funds from external sources.  Accordingly, we are, at this time, heavily dependent for our funding on advances from our majority shareholder/CEO, Mr. Howard R. Baer.  This dependence on Mr. Baer is expected to continue, at least until we are able to raise substantial funds from external sources or to generate sufficient cash flow from operations so as to become self-sustaining.  At this time, Mr. Baer is not in a position to provide us with additional funds.  We cannot assure you that Mr. Baer will, in the future, be able or willing to advance us additional funds.  Nor can we assure you that we will be able to obtain from external sources the funds that we need to continue our operations.  Given our immediate and urgent need for capital, if we are not able to raise additional funds from external sources almost immediately, it is probable that we will be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

As described in Part I, Item 3 of this Report, we are subject to an ongoing formal investigation by the Securities and Exchange Commission.  The cost of legal representation in connection with this investigation has been, and will continue to be, substantial, until the matter is resolved.  As of April 30, 2005, the Company had incurred legal fees and costs of approximately $485,000 in connection with this matter, of which approximately $85,000 is still owing to the law firm.  We expect that we will continue to incur significant legal fees in connection with the investigation.  The cash that will be required to pay these fees is in addition to the cash requirements described in the preceding paragraph.

If our lack of cash is not rectified almost immediately, there is a high probability that we will not be able to continue our operations.  Given the difficulty we are having raising capital from external sources, and Mr. Baer’s present inability to advance further funds to us, there is substantial doubt about our ability to continue as a going concern.

Plan of Operation

All of our operational planning is currently subject to the limitations resulting from our severe cash shortage (see above under “Liquidity and Capital Resources”).  The following plans assume that we will be able to generate – either from cash flows or equity or debt financing - a level of liquidity sufficient to support our planned activities.  As disclosed herein, there is substantial doubt about our ability to raise additional capital.

Research.  We are conscious of the need to provide the most thorough and accurate statements of the characterization, method of action, effectiveness and health benefits of our ProAlgaZyme product, and we committed significant capital during 2004 to product testing and associated research.  As part of this research, we had engaged the services of the Marshall-Blum Herbal Research Clinic, in Bangor, Maine, for the conduct of a clinical study of the ProAlgaZyme product, on 60 patients suffering from Type II Diabetes.  The study, which was a single-center, prospective, randomized, triple-masked, placebo-controlled, parallel-group-design clinical study, had been approved by the Institutional Review Board, and was being conducted by Marshall-Blum.  The study has been terminated due to Marshall-Blum being unable to recruit the specified number of participants (60).

In August 2004, we commenced a series of further independent clinical studies of ProAlgaZyme.  The studies, which were being conducted by MLA Industries of Glenwood, NJ, were being conducted on animals, and were concentrating on issues of longevity, response to HIV symptoms in animals using ProAlgaZyme.  This study has been terminated due to lack of funding.

We have recently commissioned an external study to determine whether ProAlgaZyme is effective in reducing the level of CRP.  The total cost of this study is expected to be approximately $29,000, of which $10,000 has been paid.  Subject to the availability of sufficient funding, which we currently do not have, we intend to pursue additional external clinical studies in 2005.  In the event that we are unable to raise sufficient funds to meet our research needs, we will be unable to pursue our planned research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its efficacy will continue to be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan.

We are conducting continuing in-house studies into the growing and effectiveness of the algae, and into its efficient cultivation, protection, and reproduction.  These studies have also allowed us to clarify the nature of certain of the active agents within ProAlgaZyme as a complex of proteolytic enzymes.  From this conclusion, we are able to assess more accurately the possible affect of ProAlgaZyme on a very large range of illnesses, injuries, and chronic diseases, and to prepare for appropriate clinical studies.

We have also completed a series of ‘in vivo’ in-house clinical studies into the effectiveness of a ProAlgaZyme regimen on a range of patients with several illnesses; these research studies were conducted to a strictly-defined protocol under the direction of our former Director of Medical Research, Dr. DeWall J. Hildreth.  Among the illnesses studied under this program were Type II Diabetes, Chronic Fatigue Syndrome, Fibromyalgia, HIV/AIDS, cardio-vascular and immune-system conditions, and a variety of cancerous conditions.  The results of these informal studies have assisted us in our decisions as to what external studies we should undertake.

As part of our preparation for the conduct of clinical studies by independent third-party research entities, we have incurred significant expenditures, and we still owe approximately $15,000 in connection with the two studies that have been terminated.  Subject to the availability of sufficient funding, which we currently do not have, we plan to make additional expenditures for research and development in the amount of $100,000.  These planned expenditures will also need to be met from funds advanced by our majority shareholder/CEO, Mr. Howard R. Baer, or from external financing.  As disclosed above, we are having difficulty raising funds from external sources, and Mr. Baer is not currently in a position to make further advances to us.  Thus, we may not be able to raise the funding that we need to finance these expenditures.  In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our planned research activities, in which case, our ability to market ProAlgaZyme with objective clinical support for its efficacy, will continue to be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan.

Planned Expenditure on Plant and Equipment.  During 2004, our majority shareholder/CEO, Mr. Howard R. Baer, purchased a building in Scottsdale, Arizona, that was suitable for an expanded corporate headquarters and production facility for us.  On December 9, 2004, we entered into a lease dated November 1, 2004 for approximately 5,000 square feet of the building from Evans Road, LLC, an entity owned by Mr. Baer.  In February, 2005, Evans Road, LLC sold the building which contains the Company’s leased space, and then leased the building back from the buyer under a master lease.  Evans Road, LLC continues to lease the above-mentioned space to us as a master lessor.  The annual minimum base rent for this property is approximately $104,400, representing an annual increase in our base rent expense of approximately $76,500.  We paid $17,731 in rental for this property during 2004, and a security deposit of $8,865.  We transferred all of our corporate operations to the new facility in the first quarter of 2005.

We have no current plans to make material capital expenditures for equipment over the next twelve months.  However, we expect that there will be some expenses involved in the provision of additional and replacement equipment to make efficient use of the expanded facilities in our new location.

As we have had virtually no revenue, we have been heavily reliant on Howard R. Baer and external sources to provide the funds necessary for our continued operation.  As disclosed above, Mr. Baer is not presently in a position to make further advances to us and we have had great difficulty in raising capital from external sources.  Unless and until sales revenues increase to a level where we are self-sustaining, this dependence upon Mr. Baer and upon external funding sources will continue, making our ability to fulfill our business plans highly problematical, at best.

Our chronic lack of cash has had and will continue to have a material adverse affect on our ability to implement our business plan and continue as a going concern.  There is a high degree of risk that we will not be able to continue as a going concern and that you will loose your entire investment in our company.

Any significant elements of income or loss not arising from our continuing operations: We do not expect to experience any significant elements of income or loss other than from our continuing operations.

Seasonality: Our product is directed to the improvement of the health of our consumers, and we do not expect that our operating results will be affected materially by seasonal factors.  In addition, ProAlgaZyme is cultivated in a climate-controlled laboratory environment, and thus is not subject to seasonal growing influences.

Staffing: We have conducted all of our activities since inception with a minimum level of qualified staff.   We do not anticipate that there will be significant growth in personnel during 2005.

Off-balance sheet arrangement;.  We have no off-balance sheet arrangements that would create contingent or other forms of liability.

Item 7.

Financial Statements

The financial statements of the Company appear at Page F-1 of this Report.

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Please see our Form 8-K Current Report filed with the Securities and Exchange Commission July 12, 2004.

Item 8A.

Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers.

The following table sets forth the name, age and position of each of our executive officers or directors

Name	Age	Positions	Since
Howard R. Baer	62	Chairman and Chief Executive Officer, Secretary, and Treasurer	2003
Kevin C. Baer	37	Executive Vice President	2003
Jeffery R. Richards (1)	64	Chief Financial Officer	2003
_________________________ (1) Mr. Richards resigned his position as our full-time CFO effective March 31, 2005

Mr. Howard R. Baer was appointed our Chairman and CEO on November 21, 2003, and is our sole director.  He attended Burdette College in Boston, MA from 1959 to 1960 where he studied business law and accounting.  He also attended the New York Institute of Finance.  Mr. Baer has been in the investment banking business for approximately 40 years.  From 1989 to 2003, he was President of Carriage House Capital, Inc., a management consulting firm.   Mr. Baer is also Chairman of Politics.com, Inc., a privately held internet company.  Mr. Baer is also President of The Suggestion Box, Inc., also a privately held internet company.

Mr. Kevin C. Baer, who is Howard Baer’s son, was appointed Executive Vice President in November, 2003.  He attended NSCC in Beverly, MA from 1987-1990, where he earned an AA in Marketing.  From 1991 to present, he has been employed by Carriage House Capital, Inc.  From 1997 until 2003, he was Executive Vice President of Carriage House.  His primary responsibility at Carriage House involved consulting with potential clients on capital structure, business plans and mergers and acquisitions.  From 1999 – 2001, he was Secretary, Treasurer, and Director of Politics.Com, Inc., now a privately held internet company.

Mr. Jeffery R. Richards was appointed Chief Financial Officer in November, 2003.  He is a graduate in Economics from Monash University (Melbourne, Australia), and is an Australian CPA.  He has more than 25 years experience in the software industry and in managing start-up companies, including managing his own management company specializing in business planning, financial documentation, and reporting.  From 1990 to 1998, he served as EVP of ConSyGen, Inc., then as EVP of Today.com, Inc. until 2000.  From September 2002 until June 2003, he served as CFO of 944 Media, Inc., a start-up publishing company.

See Item 3, Legal Proceedings, for a description of a pending formal SEC investigation.

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Family Relationships.

Our Chairman and CEO, Mr. Howard R. Baer, is the father of our Executive Vice President, Mr. Kevin C. Baer.

Audit Committee Financial Expert

We do not have an audit committee financial expert, because we do not have an audit committee.  We are not currently required to have an audit committee.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct which defines the standard of conduct expected of our officers, directors and employees.  The Code is filed as an exhibit to this Report.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and beneficial owners of more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Reporting Persons are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of Forms 3, 4 and 5 reviewed by the registrant with respect to the year ended December 31, 2004 and other information known to the registrant, the registrant is aware that the following Reporting Persons failed to file required reports and/or made late filings, as indicated, during the most recent year: Jeffrey R. Richards filed a Form 3 late, did not file a Form 5 for the years ended December 31, 2003 or 2004, and filed a late Form 4, in which four transactions were reported late; Howard R. Baer did not file a Form 5 for the years ended December 31, 2003 or 2004, filed 2 Form 4s late, in which an aggregate of four transactions were reported late, and did not file a Form 4 with respect to a disposition of shares; and Kevin C. Baer did not file a Form 3 and did not file Form 5s for the years ended December 31, 2003 or 2004.

Item 10.

Executive Compensation

There was no cash or other compensation paid to any of our directors or executive officers during the year ended December 31, 2002.  We commenced business operations in the fourth quarter of 2003, following our acquisition of Health Enhancement Corporation.

Summary Compensation Table

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Howard R. Baer Chairman & CEO, Treasurer & Secretary	12/31/04 12/31/03 12/31/02	192,250(1) 100,000(4) N/A	-0- -0- N/A	9,000(2) -0- N/A	-0- -0- N/A	-0- -0- N/A	-0- -0- N/A	$810,000(3) $10,000 N/A
John Neubauer, President	12/31/04 12/31/03 12/31/02	41,600 -0- N/A	-0- -0- N/A	-0- -0- N/A	-0- -0- N/A	-0- -0- N/A	-0- -0- N/A	-0- -0- N/A
Paul Piccanti, Vice President	12/31/04 12/31/03 12/31/02	56,000 -0- N/A	-0- -0- N/A	-0- -0- N/A	-0- -0- N/A	-0- -0- N/A	-0- -0- N/A	-0- -0- N/A

(1)

Includes 25,000 shares of restricted common stock issued to Mr. Baer as part of his base salary.  These issues were valued at $3.00 per share, based on the quoted price of our common stock on March 19, 2004.

(2)

Mr. Howard Baer received $9,000 during 2004 in the form of an auto allowance

(3)

In February, 2004, Mr. Howard Baer was issued 150,000 shares of common stock for services rendered.  Shares were registered under Registration Statement on Form S-8, filed with the Commission on February 12, 2004.  Valuation was at $5.40 per share, based on the quoted price of our common stock on February 10, 2004.

(4)

Includes 31,250 shares of restricted common stock issued to Mr. Baer as part of his base salary.  The shares were valued at $3.20 per share, based on the quoted price of our common stock on December 15, 2003.

Compensation of Directors

Our sole Director does not receive any remuneration for his service on the Board.

Employment Agreements.  On February 10, 2004, we entered into an employment agreement with our majority shareholder/CEO, Mr. Howard R. Baer, whereby we agreed to issue 150,000 shares of the Company’s common stock as compensation for past services.  This agreement was filed as an Exhibit to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 12, 2004, and incorporated herein by reference.

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 31, 2005, certain information regarding each person who is known to us to beneficially own more than 5% of our issued and outstanding shares of common stock, and the number of shares of our common stock beneficially owned by each of our directors and named executive officers, each director and all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Certain Beneficial Owners:

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
William J. Rogers, II (1) 21 Ocean Ridge Boulevard South Palm Coast, FL 32137	Common	1,063,767	8.46%

Security Ownership of Management:

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
Mr. Howard R. Baer (2) 7740 E. Evans Rd. Scottsdale, AZ 85260	Common	5,183,450	42.05%
Mr. Kevin C. Baer (3) 7740 E. Evans Rd. Scottsdale, AZ 85260	Common	638,276	5.18%
Mr. Jeffery R. Richards (4) 4236 N. Parkway Ave. Scottsdale, AZ 85251	Common	79,375	*
Officers and Directors as a group (Three People)	Common	5,901,101	47.88%

 *

Less than 1%

(1)

Includes warrants to purchase 250,000 shares of our common stock

(2)

The shares are beneficially owned by Mr. Howard R. Baer as follows:  2,166,200 shares in the name of Howard R. Baer, individually; 3,017,250 shares in the name of Carriage House Capital, an entity owned and controlled by Mr. Baer; and 200 shares in the name of the Baer Charitable Remainder Trust.  Does not include shares of common stock owned of record by Kae C. Park, Howard Baer’s wife, of which Mr. Baer disclaims beneficial ownership.

(3)

The shares are beneficially owned by Mr. Kevin C. Baer as follows:  9,684 shares in the name of Kevin C. Baer, individually; 627,592 shares in the name Kevin C. Baer TTE FBO KC Baer Separate Property Trust DTD 10/25/01; 1,000 shares in the name Kevin C. Baer and Tammi Baer.

(4)

The shares are beneficially owned by Mr. Jeffery R. Richards and are owned of record by the Richards Family Charitable Remainder Trust DTD 04/01/94.

Item 12.

Certain Relationships and Related Transactions.

We have entered into several transactions with Mr. Howard R. Baer, our majority shareholder/CEO.

From November 2003 until February 2005, we rented corporate office space from Mr. Baer.  During 2004, we paid $14,608 to Mr. Baer for this office space.  As of December 31, 2004, there were no lease amounts payable to Mr. Baer or to the entity owned by him in connection with this space.

The lease of our production facility expired in June, 2004, and we obtained an extension of such lease in order to enable us to locate suitable new space.  On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by Mr. Baer), under which we lease approximately 5,000 sq. ft. for a new corporate headquarters and production facility.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  Evans Road, LLC expended approximately $106,000 on building improvements in order to meet our requirements for this facility.  The lease has a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provides for base monthly rent in the amount of $8,700 plus monthly taxes in the amount of $165 (annual base rent and taxes are approximately $106,000).  In February, 2005, Evans Road, LLC sold the building which was leased to us, and leased such building back from the buyer under a master lease.   Evans Road, LLC continues to lease the building, as master lessor, to us, under the terms and conditions described above.  During 2004, we paid Evans Road, LLC approximately $17,731 in rent and $8,865 as a security deposit.

We lease certain equipment from an entity owned by Mr. Baer.  During 2004, we made total lease payments of $9,114 to such entity.  The lease payments equal Mr. Baer’s debt service on the equipment.  Mr. Baer has stated that he intends to cause the equipment to be transferred to us, for no consideration, once the note is paid in full.  As of December 31, 2004, we owed $1,935 to Mr. Baer for equipment rental and other services.

We also lease a delivery van from Mr. Baer.  During 2004, vehicle lease expense paid to Mr. Baer amounted to $4,621.  The lease payments equal Mr. Baer’s debt service on the vehicle.  Mr. Baer has stated that he intends to transfer the vehicle to us, for no consideration, once the note is paid in full.  As of December 31, 2004, there were no lease payments on this van payable to Mr. Baer.

We pay for advertising space on www.politics.com, an Internet site owned by Politics.com, Inc., an entity of which Mr. Baer is the Chairman and majority shareholder.  During 2004, we paid $13,750 to the entity for advertising space.  At December 31, 2004, there were no advertising fees payable to Politics.com.

As disclosed above, during the period from inception to December 31, 2004, Mr. Baer advanced $701,700 to us.  During the same period, he was repaid a total of $275,000 and there were adjustments to his advance account amounting to $11,341, leaving an outstanding balance of $415,359 due to Mr. Baer as of December 31, 2004.

On February 15, 2005, Mr. Baer advanced us $364,000, for our benefit and that of our wholly-owned subsidiary, Health Enhancement Corporation (“HEC”), and, in connection therewith, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”).  Immediately prior to entering into the Loan Documents, we were indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances he made to us, for the benefit of us and HEC.  Following Mr. Baer’s advance of $364,000 on February 15, we were indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to May 7, 2005, Mr. Baer has advanced the Company an additional $107,885 for our benefit and that of HEC.  Accordingly, at May 7, 2005, the Note is in the principal amount of $955,244.  The Note bears interest at the rate of 10% per annum.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, in order to secure our obligations under the Note, we granted Mr. Baer a security interest in all our assets that are related to our ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to us by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to us.

On March 25, 2005, we, Mr. Baer and HEC executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.

Item 13:

Exhibits and Form 8-K

Exhibits:

Exhibit Number	Title
2.1	Agreement and Plan of Reorganization	(1)

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)

3.2	By-laws of the Company	(3)

10.01	Employment Agreement between Mr. Howard R. Baer and the Company, dated February 10, 2004	(4)

10.02	Office Lease between Evans Road, LLC and the Company, dated November 1, 2004

10.03	Office Lease between Howard R. Baer and the Company, dated January 1, 2004

10.04	Promissory Note, dated February 15, 2005, made by the Company in favor of Howard R. Baer

10.05	Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer

10.06	Patent Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer

10.07	Joinder Agreement and First Amendment, dated March 25, 2005, between the Company, Health Enhancement Corporation and Howard R. Baer

10.08	Subscription Agreement, dated June 21, 2004, between William J. Rogers, II and the Company

14.1	Code of Ethics	(5)

21	Subsidiaries of the Registrant

23.2	Auditor’s Consent, dated May 13, 2005, to incorporation of auditor’s report into Registration Statement on Form S-8

23.3	Auditor’s Consent, dated May 13, 2005, to incorporation of auditor’s report into Registration Statement on Form S-8

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 2.1 to our current Report on Form 8-K, Filed with the Commission on December 9, 2003 and incorporated by this reference.

(2)

Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.

(3)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

(4)

Filed as Exhibit 4.1 to our Registration Statement on Form S-8, filed with the Commission on February 12, 2004, and incorporated by reference.

(5)

Filed as Exhibit 99 to our Form 10-KSB, filed with the Commission on April 1, 2004, and incorporated by this reference.

Reports on Form 8-K:

On October 12, 2004, we filed a Form 8-K Current Report reporting termination of a Principal Officer, pursuant to Item 5.02.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,690 and $56,200 for 2003 and 2004, respectively.

Audit-Related Fees

There were no fees for assurance and related services for 2003 or 2004.

Tax Fees

We paid $150 for tax compliance, tax advice and tax planning for 2003.  During 2004, we made a provision of $5,000 for expenses associated with the preparation and filing of our 2003 and 2004 tax returns.

All Other Fees

There were no fees billed in either of the last two years for products and services provided by the principal accountant, other than the services reported above.

We do not currently have an audit committee.  Our board of directors will evaluate and approve in advance the scope and cost of the engagement of our auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.
Date: May 13, 2005	By: /s/ Howard R. Baer Howard R. Baer Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 13, 2005

By: /s/ Howard R. Baer

Howard R. Baer

Principal Executive Officer

Sole Director

Date:  May 13, 2005

By:  /s/ Jeffery R. Richards

Jeffery R. Richards

Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of Health Enhancement Products, Inc. and Subsidiary (a Development Stage Company) (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2004 and for the period October 9, 2003 (inception) to December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements for the period October 9, 2003 (inception) through December 31, 2003 were audited by other auditors whose report dated March 22, 2004 expressed an unqualified opinion on those consolidated financial statements, with an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The consolidated financial statements for the period October 9, 2003 (inception) through December 31, 2003 include total operating expenses and a net loss of $567,474 and $568,914, respectively.  Our opinion on the consolidated statements of operations, stockholders’ deficit and cash flows for the period October 9, 2003 (inception) through December 31, 2004 insofar as it relates to amounts for prior periods through December 31, 2003, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Enhancement Products, Inc. and Subsidiary at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period October 9, 2003 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2004 and 2003 and, as of December 31, 2004, has a significant working capital and stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

May 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

(Formerly Western Glory Hole, Inc.)

Tempe, Arizona

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Health Enhancement Products, Inc. and Subsidiary (formerly Western Glory Hole, Inc.) [a development stage company] for the period from inception on October 9, 2003 through December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the results of operations and cash flows of Health Enhancement Products, Inc. and Subsidiary (formerly Western Glory Hole, Inc.) [a development stage company] for the period from inception on October 9, 2003 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company was only recently formed and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 22, 2004

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

 [A Development Stage Company]

CONSOLIDATED BALANCE SHEET

ASSETS

      December 31,

            2004

CURRENT ASSETS:

Cash

         $              17,118

Inventories

                       2,563

Prepaid Expenses

                     10,622

Total Current Assets

                     30,303

OTHER ASSETS:

Definite-life Intangible Assets, net

                     13,966

Deposits

                       8,865

Total Other Assets

                     22,831

         $              53,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts Payable

         $            406,852

Loans Payable - Shareholder

                   415,359

Loans Payable - Other

                     20,000

Notes Payable

                   150,000

Accrued Payroll Taxes

                   114,129

Accrued Liabilities

                     49,401

Total Current Liabilities

                1,155,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:

Common stock, $.001 par value, 100,000,000 shares

authorized, 12,230,753 issued and outstanding

                       12,230

Additional Paid-In Capital

              3,343,083

Deferred Finance Costs

                  (30,000)

Deficit accumulated during the

development stage

             (4,427,920)

Total Stockholders’ Deficit

             (1,102,607)

      $           53,134

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

CONSOLIDATED STATEMENT OF OPERATIONS

For the Period

October 9, 2003       For the Period

For the Year

(Inception)

    October 9, 2003

Ended

To

   (Inception) to

December 31, 2004

December 31, 2003

December 31, 2004

______________

_____________

____________

NET SALES

$

49,058

$

288

$

49,346

COST OF SALES

75,284

1,728

77,012

______________

_____________

____________

GROSS PROFIT (LOSS)

                  (26,226)

                  (1,440)

(27,666)

OPERATING EXPENSES:

Selling

256,224

2,939

259,163

General and Administrative

2,628,919

508,828

3,137,747

Research and Development

192,366

55,707

248,073

Impairment Loss

730,000

-

730,000

Amortization of Deferred Finance Costs

15,000

-

15,000

Write-Down of Inventories

                     8,966

                            -

8,966

______________

_____________

____________

Total Operating Expenses

3,831,475

567,474

           4,398,949

LOSS FROM OPERATIONS

  (3,857,701)

(568,914)

(4,426,615)

OTHER INCOME (EXPENSE)

Interest Expense

(1,305)

-

(1,305)

______________

_____________

____________

NET LOSS

$

(3,859,006)

$

(568,914)

$

(4,427,920)

============

===========

===========

BASIC AND DILUTED LOSS PER SHARE

$                   (0.34)

$                (0.06)

============

===========

WEIGHTED AVERAGE BASIC AND DILUTED

SHARES OUTSTANDING

11,384,663

9,627,348

============

===========

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD OCTOBER 9, 2003 (INCEPTION) TO DECEMBER 31, 2004

Deficit Accumulated

Common Stock

Additional

During the

Deferred

_____________________

Paid In

Development

Finance

Shares

Amount

Capital

Stage

Costs

Total

__________

___________

___________

____________

__________

____________

BALANCE, October 9, 2003

-

$

-

$

-

$

-

$

-

$

-

Common stock issued for research and development services

valued at $9,000, or  $.001 per share, October 2003

9,000,000

9,000

-

-

-

9,000

Capital contribution of inventory valued at $5,213, November 2003

-

-

5,213

-

-

5,213

Effect of recapitalization accounted for as a reverse

purchase with Western Glory Hole, Inc., November 2003

1,235,000

1,235

(1,235)

-

-

-

Common stock issued for services valued at $490,669,

or $3.20 per share, December 2003

153,334

153

490,516

-

-

490,669

Net loss for the period ended December 31, 2003

-

-

-

(568,914)

-

(568,914)

__________

____________

____________

___________

_________

__________

BALANCE, December 31, 2003

10,388,334

10,388

494,494

(568,914)

-

(64,032)

Common stock issued for trademarks, valued at $730,000,

or $3.65 per share, January 2004

200,000

200

 729,800

-

-

730,000

Common stock issued for services valued at $810,000.00,

or $5.40 per share, February 2004

150,000

150

809,850

-

-

810,000

Granted 50,000 3-year warrants to purchase common stock at $3.75 per share for services valued at $260,000, or $5.20 per warrant

-

-

260,000

-

-

260,000

Common stock issued for employee and consulting services, valued at

$3.00 per share, March 2004

85,084

85

255,167

-

-

255,252

Common stock issued for Regulation S raise, May to July 2004. Net proceeds of $126,679, or $0.6387 per share.

198,335

198

126,481

-

-

126,679

Common stock issued for Private Placement, June-July 2004. Net proceeds of $626,500, or $0.661 per share.

945,000

945

625,555

-

-

626,500

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD OCTOBER 9, 2003 (INCEPTION) TO DECEMBER 31, 2004

[Continued]

Deficit Accumulated

Common Stock

Additional

During the

Deferred

_____________________

Paid In

Development

Finance

Shares

Amount

Capital

Stage

Costs

Total

__________

___________

___________

____________

__________

____________

Common stock issued for Private Placement fees valued at $162,350,

or $1.70 per share, August 2004.

95,500

$

96

$

(96)

$

-

$

-

$

-

Common stock returned, valued at $3,000 or $3.00 per share,

November 2004.

(1,000)

(1)

(2,999)

-

-

(3,000)

Common stock issued as Private Placement penalty shares, December

2004, valued at $47,722, or $1.01 per share.

47,250

47

(47)

-

-

-

Common stock issued as Private Placement penalty shares, December

2004, valued at $26,460, or $0.56 per share

47,250

47

(47)

-

-

-

Common stock issued for loan funds received, December 2004, valued at $45,000, or $0.60 per share

75,000

75

44,925

-

(45,000)

-

Amortization of deferred finance costs

-

-

-

-

       15,000

         15,000

Net loss for the period ended December 31, 2004

-

-

-

(3,859,006)

(3,859,006)

  __________

   ___________

___________

___________

_________

_________

BALANCE, December 31, 2004

   12,230,753

$

12,230

$

3,343,083

$

(4,427,920)

$

(30,000)

$(1,102,607)

  =========

  =========

=========

=========

========

=========

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

CONSOLIDATED STATEMENT OF CASH FLOWS

  From Inception

  From Inception

      For the Year

  October 9, 2003

  October 9, 2003

           Ended

       Through

       Through

December 31, 2004

December 31, 2003

December 31, 2004

Cash Flows from Operating Activities:

  Net loss

     $(3,859,006)

    $(568,914)

     $(4,427,920)

  Adjustments to reconcile net loss to net cash used

    by operating activities:

      Non-cash – stock issued for services rendered

         1,062,252

            499,669

         1,561,921

      Non-cash – warrants granted for services rendered

            260,000

                       0

            260,000

      Impairment loss

            730,000

                       0

            730,000

      Amortization of intangibles

                   534

                       0

                   534

      Amortization of deferred financing costs

              15,000

                       0

              15,000

      Changes in assets and liabilities:

        (Increase) decrease in inventories

                 4,661

      (2,011)

                2,650

        (Increase) in prepaid expenses

       (9,316)

      (1,306)

       (10,622)

        Increase in accounts payable

            379,736

              27,116

            406,852

        Increase in accrued payroll and payroll taxes

              86,914

              27,215

            114,129

        Increase in accrued liabilities

              49,402

                       0

              49,402

        Increase (decrease) in customer deposits

       (836)

                   836

                       0

Net Cash (Used) by Operating Activities

       (1,280,659)

      (17,395)

      (1,298,054)

Cash Flows from Investing Activities:

  Payments for definite-life intangible assets

       (14,500)

        0

      (14,500)

  Payments for deposits

       (8,865)

        0

      (8,865)

Net Cash (Used) by Investing Activities

       (23,365)

        0

      (23,365)

Cash Flow from Financing Activities:

  Proceeds from shareholder advances

            683,410

             18,290

           701,700

  Payment of shareholder advances

       (286,341)

                      0

      (286,341)

  Proceeds from other borrowings

            170,000

        0

           170,000

  Proceeds from sale of common stock and warrants

         1,049,295

        0

        1,049,295

  Payment of fees in connection with sale of common

    Stock and warrants

       (296,117)

        0

      (296,117)

Net Cash Provided by Financing Activities

          1,320,247

             18,290

        1,338,537

Increase in Cash

               16,223

                  895

             17,118

Cash at Beginning of Period

                    895

                      0

                      0

Cash at End of Period

     $        17,118

    $            895

    $       17,118

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:

     $                 0

    $                0

    $                0

    Interest

     $                 0

    $                0

    $                0

    Income Taxes

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

CONSOLIDATED STATEMENT OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on October 9, 2003 through December 31, 2003:

Health Enhancement Corporation (“Subsidiary”) was organized under the laws of the State of Nevada on October 9, 2003.  On November 21, 2003, Health Enhancement Products, Inc. acquired Health Enhancement Corporation pursuant to an Agreement and Plan of Reorganization signed October 30, 2003.  The agreement called for Parent to issue 9,000,000 shares of its common stock to the shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s common stock, as a result of which Subsidiary became a wholly-owned subsidiary of Parent [See Note 3].  Parent’s acquisition of Subsidiary has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception.

The Company issued 9,000,000 shares as part of its Plan of Reorganization, and issued an additional 153,334 shares of common stock for services valued at $499,669.

An officer/shareholder of the Company contributed inventory with a carryover basis of $5,213.

For the year ended December 31, 2004:

The Company issued 200,000 shares of its previously-authorized but unissued shares of common stock for the acquisition of Indefinite-Life Intangible Assets.  The shares were valued at $730,000, or $3.65 per share, based on the market price as of January 8, 2004.

The Company issued 75,000 of its previously-authorized but unissued common stock in compensation for loan funds of $150,000.00.  The shares were valued at $45,000.00, or $0.60 per share, based on the market price as of their issue date of December 22, 2004.

The Company issued 94,500 of its previously-authorized but unissued common stock valued at $74,182 as private placement penalty shares. The value of these shares was charged to Additional Paid-in Capital as costs of raising capital.

The accompanying notes are an integral part of these consolidated financial statements.

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

Health Enhancement Corporation (“Subsidiary”) was organized under the laws of the State of Nevada on October 9, 2003.  On November 21, 2003, Parent acquired Subsidiary pursuant to an Agreement and Plan of Reorganization signed October 30, 2003.  The agreement called for Parent to issue 9,000,000 shares of its common stock to the former shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s common stock wherein Subsidiary became a wholly-owned subsidiary of Parent [See Note 3].  Parent’s acquisition of Subsidiary has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception.

Health Enhancement Products, Inc. and Subsidiary (“the Company”) produces and markets health products.  The Company has not yet generated significant revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Consolidation - The consolidated financial statements include the accounts of Parent and its wholly-owned Subsidiary.  All significant inter-company transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

Inventories – Finished Goods Inventory from external manufacturers is stated at the lower of materials cost or market price.  Finished Goods Inventory from the Company’s internal production process (ProAlgaZyme) is stated at the lower of market price or average materials cost, where materials cost is the cost of the component raw materials and applied manufacturing overhead costs.  Raw Materials Inventory is stated at the lower of market price or average materials cost [See Note 4].  At December 31, 2004, the Company reviewed the valuation of its ReplenTish product (then valued at $4,632) and its inventory of Celebration For Life documentation (then valued at $4,334), and determined that these inventory valuations should be written down to $0 in each case [See Note 4].

Fair Value of Financial Instruments – The carrying amounts of cash, accounts payable, accrued liabilities and other current liabilities, and notes and loans payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Revenue Recognition - The Company’s revenue is generated from the sale of health products.  The Company recognizes revenue when rights and risk of ownership have passed to the customer, there is persuasive evidence of a sales arrangement, product has been shipped or delivered to the customer, the price and terms are finalized and collection of the resulting receivable is reasonably assured.  The Company offers a 30-day or 60-day return period policy from the date of the sale.  The Company plans to base its estimates for returns on historical return rates.  Until the Company has sufficient operating history to estimate return rates, the Company defers a portion of sales as an estimated return allowance until the return period has ended.

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company incurred advertising costs of $58,739 and $2,939 for the years ended December 31, 2004 and December 31, 2003, respectively.  [See Note 8].

Research and Development - Research and development costs are expensed as incurred.  The Company accounts for research and development expenses under two main categories:

-

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel.  During the 2004 fiscal year, the Company incurred $57,667 in such research expenses;

-

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities.  During the 2004 fiscal year, the Company incurred $134,699 in expenses related to external clinical studies.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 9].  During the 2004 fiscal year, the Company did not incur any expenses for Income Taxes.

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 10].

Accounting Estimates - The preparation of financial statements in conformity with generally-accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated.

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary [See Note 3] and to reflect a 2-for-1 forward stock split that Parent effected on November 11, 2003 [See Note 7].

Deferred Finance Costs – In November 2004, the Company issued two Promissory Notes in the aggregate principal amount of $150,000 and having a three month term, in connection with which it issued 75,000 shares of its  common stock [See Note 7].  These shares were valued at $45,000.00 (or $0.60 per share), based on the quoted price of the Company’s common stock on the date of issuance.  Deferred financing costs of $45,000 related to the value of these issued shares are being amortized at the rate of $15,000 per month over three months, the lives of the related debts.  The notes were due and repaid in February, 2005.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently-Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R”) “Share Based Payment,” a revision of Statement No. 123, “Accounting for Stock Based Compensation.”  This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards.  The Company is required to adopt SFAS 123R effective January 1, 2006.  The standard provides for a prospective application.  Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.  In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes.  At December 31, 2004, the Company had no unvested options.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS 153”).  SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis.  Nonmonetary exchanges that lack commercial substance are exempt from this requirement.   SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005.  The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" (“FIN No. 46”).  This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 for the year ended December 31, 2003. FIN No. 46 did not have a significant impact on the Company’s consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet.  The requirements of SFAS No. 150 generally outline those financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatory redeemable security should be classified as a liability on the balance sheet.  At December 31, 2004, the Company does not have any instruments that are within the scope of SFAS No. 150.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The Company incurred net losses of $3,859,006 and $568,914 during the years ended December 31, 2004 and 2003, respectively.  In addition, the Company had a working capital deficiency of $1,125,438 at December 31, 2004 and $64,032 at December 31, 2003.  Furthermore, the Company had a stockholders' deficiency of $1,102,607 at December 31, 2004 and $64,032 at December 31, 2003.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the year ended December 31, 2004, the Company relied heavily for its financing needs on its majority shareholder/CEO, Mr. Howard R. Baer.  In addition, the Company successfully obtained external financing through private placements and other short-term borrowings.

During the year ended December 31, 2004, the Company:

▪

Generated approximately $49,000 in net sales of its products;

▪

Received approximately $672,000 in advances from its majority shareholder/CEO, of which $275,000 was repaid in July 2004;

▪

Raised an aggregate total amount of $695,000 through a Private Placement of the Company’s common stock in June and July 2004.  The Company paid a finder’s fee of $68,500 and received net proceeds of $626,500;

▪

Raised an aggregate of $354,296 through a Regulation S offering.  Of this amount, the Company paid expenses of $227,617, resulting in a net amount raised of $126,679;

▪

Borrowed an aggregate amount of $150,000 in November 2004.  The promissory notes were repaid in February, 2005.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  As noted above, the Company has had great difficulty raising funds from external sources and has been largely dependent for funding on its majority shareholder/CEO, who, at this time, is not in a position to make further advances to the Company.

There can be no assurances that the Company will be able to raise the additional funds it requires.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - AGREEMENT AND PLAN OF REORGANIZATION

On October 30, 2003, Parent and Subsidiary entered into an Agreement and Plan of Reorganization whereby Parent agreed to acquire 100% of Subsidiary in a stock for stock exchange (Note 7).  The agreement called for Parent to issue 9,000,000 shares of common stock to the shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s common stock.  The agreement also called for Parent to effect a 2-for-1 forward stock split.  The agreement also provided that 125,000 shares of Parent’s common stock would be cancelled.  The acquisition closed November 21, 2003 and the Company has accounted for the acquisition as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception.

NOTE 4 - INVENTORIES

Inventories at December 31, 2004 consist of the following:

Finished goods	$ 1,373
Raw materials	1,190 ___________ $2,563 ==========

During the year ended December 31, 2004, the Company wrote down the value of its Finished Goods Inventory by $8,966.  The Company has determined that no allowance for slow-moving or obsolete inventory was necessary at December 31, 2004.

NOTE 5 – DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at December 31, 2004 consist of the following:

Patent applications in process	$ 14,500
Less: accumulated amortization	534 ___________ 13,966 ==========

The Company’s definite-life intangible assets are being amortized, upon being placed in service, over the estimated useful lives of the assets of 20 years, with no residual value.  Amortization expense for the year ended December 31, 2004 was $534.  The Company estimates that their amortization expense for each of the next five years will be approximately $700 per year.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INDEFINITE-LIFE INTANGIBLE ASSETS

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

The indefinite-life intangible assets at December 31, 2004 were as follows:

Trademarks and formulas for:

Zodiac Herbal Vitamins	$365,000
Zodiac Herbal Teas	365,000 ________
Less: Impairment Losses	$730,000 _730,000 0 =======

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK

Common Stock – In October 2003, in connection with its organization, Health Enhancement Corporation issued 9,000,000 shares of its previously-authorized but unissued common stock (6,418,950 of which were issued to  the majority shareholder/CEO of the Company) for research and development valued at $9,000 (or $0.001 per share).

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

In December 2003, the Company issued a total of 153,334 shares of its previously-authorized but unissued common stock for services rendered as follows: 31,250 to the majority shareholder/CEO of the Company, 19,792 to an officer of the Company who is a relative of the majority shareholder/CEO of the Company, 23,125 to an officer of the Company, and 79,167 shares to several unrelated third parties.  These shares were valued at $490,669 (or $3.20 per share), based on the quoted price of the Company’s common stock on the date of issuance.

On January 8, 2004, the Company issued 200,000 shares of its previously-authorized but unissued common stock for the trademarks and formulas for Zodiac Herbal Vitamins and Zodiac Herbal Teas.  These shares were valued at $730,000 (or $3.65 per share), based on the quoted price of the Company’s common stock on that date.

On February 10, 2004, under a Form S-8 Registration Statement, the Company issued 150,000 shares of its previously-authorized but unissued common stock to the majority shareholder/CEO of the Company for services rendered.  These shares were valued at $810,000 (or $5.40 per share), based on the quoted price of the Company’s common stock on that date.

In March 2004, the Company issued 85,084 shares of its previously-authorized but unissued common stock for services rendered as follows: 25,000 to the Company’s majority shareholder/CEO, 9,584 to an officer of the Company who is a relative of the Company’s majority shareholder/CEO, 6,250 to an officer of the Company, and 44,250 shares to several unrelated third parties.  These shares were valued at $255,252 (or $3.00 per share), based on the quoted price of the Company’s common stock on the date of issuance.

In June 2004, the company issued an aggregate of 198,335 shares of its previously-authorized but unissued common stock as part of a Regulation S offering for net proceeds of $126,679, after expenses of $227,617.

In June and July, 2004, the Company completed a private placement for an aggregate amount of $695,000, under which the Company issued 945,000 shares of its previously-authorized but unissued common stock and 445,000 warrants to purchase common stock at an exercise price of $3.00.  In connection with this Private Placement, the Company paid $68,500 in cash as finder’s fees in July, 2004, and issued 95,500 shares of common stock as additional finder’s fees.

In November 2004, the Company cancelled 1,000 shares of common stock which had been previously issued in March 2004 for services rendered.  These returned shares were valued at $3,000 (or $3.00 per share), based on the quoted price of the Company’s common stock on the date of original issuance.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK [Continued]

In connection with the above-mentioned Private Placement, if the Company did not cause a registration statement for the 945,000 issued shares to become effective under the Securities Act of 1933, as amended, within 120 days of raising $500,000 (that is, on or about October 20, 2004), the Company would be obligated to issue penalty shares in the amount of 5% of the shares committed under the Private Placement (i.e., 47,250 shares) per 30-day period thereafter, up to a maximum of eight 30-day periods.  As of the date of this Report, the required registration statement has not become effective.  As a result, during the year ended December 31, 2004, the Company has issued to the investors in the Private Placement the following:

-

on November 19, 2004, 47,250 shares of common stock valued at $47,722.50 (or $1.01 per share, based on the quoted price of the Company’s common stock at the date of issuance);

-

on December 19, 2004, 47,250 shares of common stock valued at $26,460.00 (or $0.56 per share, based on the quoted price of the Company’s common stock at the date of issuance).

Subsequent issuances of the Company’s common stock under this Private Placement are set out in Note 12, below.

In November 2004, the Company issued two Promissory Notes in the aggregate principal amount of $150,000, in connection with which it issued 75,000 shares of its common stock.  The Notes were secured by a lien and security interest on certain property of the Company’s majority shareholder/CEO, Mr. Howard R. Baer, and were payable on or before February 26, 2005.  These shares were valued at $45,000.00 (or $0.60 per share), based on the quoted price of the Company’s common stock on the date of issuance.  The Promissory Notes were fully repaid on February 15, 2005.

Capital Contribution - In November 2003, the Company’s majority shareholder/CEO contributed inventory with a carryover basis of $5,213 to the Company.

Stock Split - On November 11, 2003, Parent effected a 2-for-1 forward stock split.  The financial statements for all periods presented have been restated to reflect this stock split.

Warrants – On February 20, 2004, the Company issued 50,000 warrants for the purchase of the Company’s common stock, at an exercise price of $3.75 per share for services rendered.  These warrants were valued at $260,000.  The warrants vested immediately and are exercisable for three years.  At December 31, 2004, none of these warrants had been exercised, forfeited or cancelled.

In June and July, 2004, as part of the above-described Private Placement, the Company committed to issue warrants for the purchase of an aggregate of 445,000 shares of the Company’s common stock, at an exercise price of $3.00 per share.  The warrants vest immediately and expire on June 30, 2006.  At December 31, 2004, none of these warrants had been exercised, forfeited or cancelled.

A summary of the status of the Company’s warrants is presented below:

	For the Year Ended
	December 31, 2004
		Weighted Average
	Shares	Exercise Price
Outstanding – January 1, 2004	0	$ 0
Granted (Services)	50,000	3.75
Granted (Private Placement)	445,000	3.00
Outstanding at December 31, 2004	495,000	$ 3.04

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK [Continued]

The fair value of each warrant granted for services is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions for grants on February 20, 2004: risk-free interest rate of 2.25%, expected dividend yield of zero, expected lives of three years and expected volatility of 633%.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts Payable - At December 31, 2004, the Company owed $28,530 to entities owned by the majority shareholder/CEO of the Company.

Shareholder Advances - During the period from inception to December 31, 2004, the Company’s majority shareholder/CEO advanced $701,700 to the Company.  These advances were non interest bearing and payable on demand.  During the same period, he was repaid a total of $275,000 and there were positive and negative adjustments to his loan account aggregating $11,341, leaving an outstanding net balance of $415,359 due to the majority shareholder/CEO at December 31, 2004.  Since December 31, 2004, the majority shareholder/CEO has advanced an additional $539,885 to the Company, resulting in an aggregate amount of $955,244 due to him as at May 7, 2005.

Management Compensation - During the period from inception on October 9, 2003 through December 31, 2003, the Company issued 31,250 shares of common stock to an officer/shareholder of the Company for services rendered [See Note 7].  During the 2004 fiscal year, the Company paid an aggregate of $64,580 and issued 9,584 shares of common stock to this officer for services rendered.

During the period from inception on October 9, 2003 through December 31, 2003, the Company issued 19,792 shares of common stock to a relative of an officer/shareholder of the Company for services rendered [See Note 7].

During the period from inception on October 9, 2003 through December 31, 2003, the Company paid $3,500 and issued 23,125 shares of common stock to an officer of the Company for services rendered [See Note 7].  During the 2004 fiscal year, the Company paid and aggregate of $61,246 and issued 6,250 shares of common stock to this officer for services rendered.

On February 10, 2004, under a Form S-8 Registration Statement, the Company issued 150,000 shares of its previously-authorized but unissued common stock to the majority shareholder/CEO of the Company for services rendered.  These shares were valued at $810,000 (or $5.40 per share), based on the quoted price of the Company’s common stock on that date.

In March 2004, the Company issued 85,084 shares of its previously-authorized but unissued common stock for services rendered as follows: 25,000 to the Company’s majority shareholder/CEO, 9,584 to an officer of the Company who is a relative of the Company’s majority shareholder/CEO, 6,250 to an officer of the Company, and 44,250 shares to several unrelated third parties.  These shares were valued at $255,252 (or $3.00 per share), based on the quoted price of the Company’s common stock on the date of issuance.

Office Space - The Company uses and, in consideration of such use, makes lease payments for, office space that is leased by the Company’s majority shareholder/CEO.  During 2004 and 2003, the Company paid $27,880 and $3,485, respectively for such lease payments.  During part of the 2004 fiscal year, the Company also paid the majority shareholder/CEO an aggregate of $14,608 for office space.  At December 31, 2004, there were no lease amounts payable to the majority shareholder/CEO for these properties.

Equipment - The Company uses and, in consideration of such use, makes lease and rent payments for, equipment that is leased by an entity owned by the Company’s majority shareholder/CEO.  During 2004 and 2003, equipment rental and lease expense paid to the entity amounted to $9,114 and $1,832, respectively.  The lease and rental payments equal the debt service on the equipment.  The majority shareholder/CEO intends to transfer the equipment to the Company, for no consideration, once the note is paid in full.  At December 31, 2004, the Company owed $1,935 to Mr. Baer for equipment rental and other services.

Vehicle - The Company uses and, in consideration of such use, makes lease payments for, a delivery van that is leased by the Company’s majority shareholder/CEO.  During 2004 and 2003, the Company paid an aggregate of $4,621 and $597, respectively for such lease payments.  The lease payments equal the debt service on the vehicle.  The majority shareholder/CEO has stated that he intends to transfer the vehicle to the Company, for no consideration, once the note is paid in full.  At December 31, 2004, there were no payments due and payable on this leased van.

Advertising - The Company pays for advertising space on www.politics.com, an Internet site owned by Politics.com, an entity of which the majority shareholder/CEO is the Chairman and majority shareholder.  During the 2004 fiscal year, advertising expense to the entity amounted to $13,750.  At December 31, 2004, there were no advertising expenses due and payable to Politics.com.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry-forwards.  At December 31, 2004, the Company has an available unused operating loss carry-forward of approximately $2,710,000, which may be applied against future taxable income, if any, thru 2024.  Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2004, the total of all deferred tax assets was approximately $976,000 and the total of all deferred tax liabilities was approximately $0.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carry-forwards, the Company has established a valuation allowance of approximately $976,000.  The net increase in the valuation allowance was approximately $847,000 during the 2004 fiscal year.

The temporary differences gave rise to the following deferred tax asset (liability):

December 31, 2004 December 31, 2003
Excess of tax over financial accounting depreciation $ 0 $ 140
Deferred compensation 0 53,455
Accrued expenses - related party 0 305
Net deferred sales 147
Impairment loss 153,300 0
Stock base compensation 163,800 0
Net operating loss carryover 569,100 75,383

NOTE 9 - INCOME TAXES [Continued]

The components of federal income tax expense from continuing operations consisted of the following:

From Inception on
October 9, 2003
Year Ended Through
December 31, 2004 December 31, 2003
Current income tax expense: Federal $ 0 $ 0
State 0 0
Net current tax expense $ 0 $ 0
Deferred tax expense (benefit) resulted from:
Excess of tax over financial accounting
Depreciation $ 0 $(140)
Deferred compensation 0 (53,455)
Accrued expenses - related party 0 (305)
Net deferred sales 0 (147)
Net operating loss carryover (569,100) (75,383)
Impairment loss (153,300) 0
Stock base compensation (163,800) 0
Valuation allowance 886,200 129,430

Net deferred tax expense $ 0 $ 0

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows:

From Inception on
October 9, 2003
Year Ended Through
December 31, 2004 December 31, 2003

Computed tax at the expected federal statutory rate 15.00% 15.00%
State income taxes, net of federal benefit 5.92 5.92
Other 1.83 1.83
Valuation allowance (22.75) (22.75)
Effective income tax rate 0.00% 0.00%

NOTE 10 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

From Inception on
October 9, 2003
Year ended through
December 31, 2004 December 31, 2003
Loss from operations available to
common shareholders (numerator) $ (3,859,006) $ (568,914)
Weighted average number of common
shares outstanding used in loss
per share for the period (denominator) 11,384,683 9,647,348

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 11 - CONCENTRATIONS

Customers - The Company has no significant dependence on a limited range of suppliers or purchasers.  Revenues are generated primarily by distributors, none of whom constitute a concentration the loss of which could have a material impact on the operations of the Company.

Location - The Company is located in Scottsdale, Arizona.  During the 2004 fiscal year, all activities of the Company were located in the Tempe, Arizona area.  Consequent upon the recent acquisition by the majority shareholder/CEO of a building in Scottsdale, Arizona, and on the Company’s entering into a lease for a part of that building, the Company’s activities were transferred to the Scottsdale building during early 2005.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease Commitments – Related Party - During the 2004 fiscal year, the Company’s majority shareholder/CEO purchased a building in Scottsdale, Arizona, that is suitable for an expanded corporate headquarters and an enlarged production facility for the Company.  On December 9, 2004, the Company entered into a lease dated November 1, 2004 for office and production facilities of the building from Evans Road, LLC, an entity owned by the Company’s majority shareholder/CEO.  In February, 2005, Evans Road, LLC sold the building which contains the Company’s leased space, and then leased the building back from the buyer under a master lease.  The Company’s lease expires April 30, 2012.  Evans Road, LLC continues to lease the above-mentioned space to the Company as a master lessor.  The annual minimum base rent for this property is approximately $108,000.  The Company paid $17,731 in rental for this property during 2004 and a security deposit of $8,865.   The Company transferred all of its corporate operations to the new facility in the first quarter of 2005.

The future minimum lease payments related to the lease as of December 31, 2004, are as follows:

2005

$108,000

2006

$108,000

2007

$108,000

2008

$108,000

2009

$108,000

      Thereafter

$252,000

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

The Company’s subsidiary, HEC, is not currently in good standing with the Secretary of State of Nevada.  HEC intends to rectify this problem as soon as practicable.

NOTE 13 - SUBSEQUENT EVENTS

Common Stock Issuances - In connection with the above-mentioned Private Placement, if the Company did not cause a registration statement for the 945,000 issued shares to become effective under the Securities Act of 1933, as amended, within 120 days of raising $500,000 (that is, on or about October 20, 2004), the Company would be obligated to issue penalty shares in the amount of 5% of the shares committed under the Private Placement (i.e., 47,250 shares) per 30-day period thereafter, up to a maximum of eight 30-day periods [See Note 6].  As of the date of this Report, the required registration statement has not become effective.  As a result, the Company issued to the investors in the Private Placement the following shares subsequent to December 31, 2004:

-

on January 18, 2005, 47,250 shares of common stock valued at $18,900.00 (or $0.40 per share, based on the quoted price of the Company’s common stock at the date of issuance);

-

on February 17, 2005, 47,250 shares of common stock valued at $47,722.50 (or $1.01 per share, based on the quoted price of the Company’s common stock at the date of issuance);

-

on March 15, 2005, 47,250 shares of common stock valued at $59,375.00 (or $1.25 per share, based on the quoted price of the Company’s common stock at the date of issuance).

In addition, the Company was obligated, as of April 18, 2005, to issue an additional aggregate of 47,250 shares of common stock.  These shares have not yet been issued.

Advances - Since the commencement of the 2005 fiscal year, the Company’s majority shareholder/CEO, Mr. Howard R. Baer, has made additional advances to the Company of approximately $539,885, resulting in an aggregate amount of $955,244 due to Mr. Baer as at May 7, 2005 [See Note 8].   On February 15, 2005, Mr. Baer advanced the Company $364,000, for the benefit of the Company and that of its wholly-owned subsidiary, Health Enhancement Corporation (“HEC”), and, in connection therewith, the Company entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”).  Immediately prior to entering into the Loan Documents, the Company was indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances he made to the Company, for its benefit and that of HEC.  Following Mr. Baer’s advance of $364,000 on February 15, 2005, the Company was indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to May 7, 2005, Mr. Baer has advanced the Company an additional $107,885, for its benefit and that of HEC.  Accordingly, at May 7, 2005, the Note is in the principal amount of $955,244.  The Note bears interest at the rate of 10% per annum.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, the Company, in order to secure its obligations under the Note, granted Mr. Baer a security interest in all its assets that are related to the ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to the Company by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to the Company.

On March 25, 2005, the Company, HEC and Mr. Baer, executed and delivered a Joinder Agreement and First Amendment, which had the effect of making the Company’s subsidiary (HEC) a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, our subsidiary has become a co-maker under the Note, and has granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.

Resignation of Officer – Mr. Jeffrey R. Richards, the Company’s Chief Financial Officer, resigned from the Company as full-time Chief Financial Officer effective March 31, 2005.  On April 1, 2005, the Company filed a Form 8-K Current Report reporting item 502, Departure of a Principal Officer.

Company Standing - The Company is not currently in good standing with the Secretary of State of Nevada.  The Company intends to rectify this problem as soon as practicable.

Exhibits:

Exhibit Number	Title
2.1	Agreement and Plan of Reorganization	(1)

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)

3.2	By-laws of the Company	(3)

10.01	Employment Agreement between Mr. Howard R. Baer and the Company, dated February 10, 2004	(4)

10.02	Office Lease between Evans Road, LLC and the Company, dated November 1, 2004

10.03	Office Lease between Howard R. Baer and the Company, dated January 1, 2004

10.04	Promissory Note, dated February 15, 2005, made by the Company in favor of Howard R. Baer

10.05	Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer

10.06	Patent Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer

10.07	Joinder Agreement and First Amendment, dated March 25, 2005, between the Company, Health Enhancement Corporation and Howard R. Baer

10.08	Subscription Agreement, dated June 21, 2004, between William J. Rogers, II and the Company

14.1	Code of Ethics	(5)

21	Subsidiaries of the Registrant

23.2	Auditor’s Consent, dated May 13, 2005, to incorporation of auditor’s report into Registration Statement on Form S-8

23.3	Auditor’s Consent, dated May 13, 2005, to incorporation of auditor’s report into Registration Statement on Form S-8

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 2.1 to our current Report on Form 8-K, Filed with the Commission on December 9, 2003 and incorporated by this reference.

(2)

Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.

(3)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

(4)

Filed as Exhibit 4.1 to our Registration Statement on Form S-8, filed with the Commission on February 12, 2004, and incorporated by reference.

(5)

Filed as Exhibit 99 to our Form 10-KSB, filed with the Commission on April 1, 2004, and incorporated by this reference.