Form 10QSB
period 2005-03-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2005-05-17
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ x ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                                                              incorporation or organization)

7740 East Evans Road, Scottsdale, Arizona  85260

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

There were 12,372,503 shares of common stock, $0.001 par value, outstanding at May 1, 2005.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

FORM 10-QSB

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

Item 1. Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

ASSETS

CURRENT ASSETS:
Cash	$ 215
Inventories	947
Prepaid Expenses	4,856

Total Current Assets	6,018

OTHER ASSETS:
Definite-life Intangible Assets, net	13,788
Deposits	8,865

Total Other Assets	22,653

$ 28,671

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$ 307,608
Note Payable - Shareholder	931,744
Loans Payable - Other	20,000
Accrued Payroll and Payroll Taxes	154,283
Accrued Liabilities	43,060

Total Current Liabilities	1,456,695

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized,
12,372,503 issued and outstanding	12,372
Additional Paid-In Capital	3,342,941
Deficit accumulated during the development stage	(4,783,337)

Total Stockholders' Deficit	(1,428,024)

$ 28,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	For the Three	For the Three	on October 9,
	Months Ended	Months Ended	2003 Through
	March 31, 2005	March 31, 2004	March 31, 2005

NET SALES	$ 8,299	$ 9,522	$ 57,645

COST OF SALES	15,232	10,896	92,244

GROSS (LOSS)	(6,933)	(1,374)	(34,599)

OPERATING EXPENSES:
Selling	23,339	46,765	282,502
General and Administrative	256,998	1,470,934	3,394,745
Research and Development	26,232	94,042	274,305
Impairment Loss	-	-	730,000
Finance Costs	30,000	-	45,000
Inventory Write-downs	-	-	8,966

Total Operating Expenses	336,569	1,611,741	4,735,518

LOSS FROM OPERATIONS	(343,502)	(1,613,115)	(4,770,117)

OTHER (EXPENSE)
Interest Expense	(915)	-	(2,220)
Interest Expense – Related Party	(11,000)	-	(11,000)

Total Other (Expense)	(11,915)	-	(13,220)

NET LOSS	$ (355,417)	$ (1,613,115)	$ (4,783,337)

BASIC AND DILUTED LOSS PER SHARE	$ (0.03)	$ (0.15)

WEIGHTED AVERAGE BASIC AND DILUTED
SHARES OUTSTANDING	12,294,278	10,426,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

			From Inception
	For the	For the	October 9, 2003
	Quarter Ended	Quarter Ended	Through
	March 31, 2005	March 31, 2004	March 31, 2005
Cash Flows from Operating Activities:
Net loss	$ (355,417)	$ (1,613,115)	$ (4,783,337)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash – stock issued for services rendered	0	1,065,252	1,561,921
Non-cash – warrants granted for services rendered	0	260,000	260,000
Impairment loss	0	0	730,000
Amortization of intangibles	178	0	712
Amortization of deferred financing costs	30,000	0	45,000
Changes in assets and liabilities:
(Increase) decrease in inventories	1,616	770	4,266
(Increase) in prepaid expenses	5,766	(4,311)	(4,856)
Increase in accounts payable	(99,244)	17,132	307,608
Increase in accrued payroll and payroll taxes	40,154	55,764	154,283
Increase in accrued liabilities	(6,341)	0	43,061
Increase (decrease) in customer deposits	0	2,330	0
Net Cash (Used) by Operating Activities	(383,288)	(216,178)	(1,681,342)
Cash Flows from Investing Activities:
Payments for definite-life intangible assets	0	(13,802)	(14,500)
Payments for deposits	0	0	(8,865)
Net Cash (Used) by Investing Activities	0	(13,802)	(23,365)
Cash Flow from Financing Activities:
Proceeds from shareholder advances	516,385	231,697	1,218,085
Payment of shareholder advances	0	0	(286,341)
Proceeds from other borrowings	0	0	170,000
Payments of other borrowings	(150,000)	0	(150,000)
Proceeds from sale of common stock and warrants	0	0	1,049,295
Payment of fees in connection with sale of common
Stock and warrants	0	0	(296,117)
Net Cash Provided by Financing Activities	366,385	231,697	1,704,922
Increase (Decrease) in Cash	(16,903)	1,717	215
Cash at Beginning of Period	17,118	895	0
Cash at End of Period	$ 215	$ 2,612	$ 215
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[CONTINUED]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period October 9, 2003 (inception) through December 31, 2003:

Health Enhancement Corporation (“Subsidiary”) was organized under the laws of the State of Nevada on October 9, 2003.  On November 21, 2003, Health Enhancement Products, Inc. (“Parent”) acquired Subsidiary pursuant to an Agreement and Plan of Reorganization signed October 30, 2003.  The agreement called for Parent to issue 9,000,000 shares of its common stock to the shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s common stock, as a result of which Subsidiary became a wholly-owned subsidiary of Parent [See Note 3].  Parent’s acquisition of Subsidiary has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception

The Company issued 9,000,000 shares as part of its Plan of Reorganization, and issued an additional 153,334 shares of common stock for services valued at $499,669.

The majority shareholder/CEO of the Company contributed inventory with a carryover basis of $5,213.

For the year ended December 31, 2004:

The Company issued 200,000 shares of its previously-authorized but unissued shares of common stock for the acquisition of Indefinite-Life Intangible Assets.  The shares were valued at $730,000, or $3.65 per share, based on the market price as of January 8, 2004.

The Company issued 75,000 of its previously-authorized but unissued common stock in consideration of a loan in the principal amount of $150,000.00.  The shares were valued at $45,000.00, or $0.60 per share, based on the market price as of their issue date of December 22, 2004.

The Company issued 94,500 of its previously-authorized but unissued common stock valued at $74,182 as private placement penalty shares.  The value of these shares was charged to Additional Paid-in Capital as a cost of raising capital

For the quarter ended March 31, 2005:

The Company issued 141,750 shares of common stock valued at $125,686 as private placement penalty shares.  The Company was required to issue these shares because a registration statement covering the shares has not been declared effective under the Securities Act of 1933, as amended, as required by the subscription documents.  The value of those shares was charged to additional paid-in capital as a cost of raising capital.

The Company issued a promissory note to the Company’s majority stockholder/CEO in the amount of $847,359, thereby recharacterizing the amounts payable from advances payable to note payable.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiary (collectively, “the Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2004 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-KSB as at that date.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005, or any other period.

The Company incurred net losses of $355,417 for the quarter ended March 31, 2005.  In addition, the Company had a working capital deficiency of $1,450,677 and a stockholders’ deficit of $1,428,024 at March 31, 2005.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

During the quarter ended March 31, 2005, the Company relied heavily for financing on its majority shareholder/CEO, Mr. Howard R. Baer, receiving an aggregate total of $516,385 in advances from him.  In addition, Mr. Baer has contributed an additional $23,500 in advances after March 31, 2005 to the date of this report.

NOTE 2 - INVENTORIES

Inventories at March 31, 2005 consist of the following:

Finished goods	$ 186
Raw Materials	761

$ 947

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at March 31, 2005 consist of the following:

Patent applications in process	$ 14,500
Less: Accumulated amortization	713

$ 13,787

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets of 20 years with no residual value.  Amortization expense for the three months ended March 31, 2005 was $179.  The Company estimates that their amortization expense for each of the next five years will be approximately $700 per year.

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INDEFINITE-LIFE INTANGIBLE ASSETS [Continued]

The indefinite-life intangible assets at March 31, 2005 were as follows:

Trademarks and formulas for Zodiac Herbal Vitamins	$ 365,000
Trademarks and formulas for Zodiac Herbal Teas	365,000
730,000
Less: Impairment Losses	730,000
$ 0

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common Stock

On October 2003, in connection with its organization, Health Enhancement Corporation issued 9,000,000 shares of its previously-authorized but unissued common stock (6,418,950 of which were issued to  the majority shareholder/CEO of the Company) for research and development valued at $9,000 (or $0.001 per share).

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

NOTE 5 – STOCKHOLDERS’ DEFICIT [Continued]

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

In June and July, 2004, the Company completed a private placement for an aggregate amount of $695,000, under which the Company issued 945,000 shares of its previously-authorized but unissued common stock and 445,000 warrants to purchase one share at an exercise price of $3.00.  In connection with this Private Placement, the Company paid $68,500 in cash as finder’s fees in July, 2004, and issued 95,500 shares of common stock as additional finder’s fees.

In November 2004, the Company cancelled 1,000 shares of common stock which had been previously issued in March 2004 for services rendered.  These returned shares were valued at $3,000 (or $3.00 per share), based on the quoted price of the Company’s common stock on the date of original issuance.

In connection with the above-mentioned Private Placement, if the Company did not cause a registration statement for the 945,000 issued shares to become effective under the Securities Act of 1933, as amended, within 120 days of raising $500,000 (that is, on or about October 20, 2004), the Company would be obligated to issue penalty shares in the amount of 5% of the shares committed under the Private Placement (i.e., 47,250 shares) per 30-day period thereafter, up to a maximum of eight 30-day periods.  As of the date of this Report, the required registration statement has not become effective.  As a result, during the fiscal year ending December 31, 2004, the Company issued to the investors in the Private Placement the following:

-

on November 19, 2004, 47,250 shares of common stock valued at $47,722.50 (or $1.01 per share, based on the quoted price of the Company’s common stock at the date of issuance);

-

on December 19, 2004, 47,250 shares of common stock valued at $26,460.00 (or $0.56 per share, based on the quoted price of the Company’s common stock at the date of issuance).

During the period ended March 31, 2005, the Company issued to the investors in the Private Placement the following:

-

on January 18, 2005, 47,250 shares of common stock valued at $18,900.00 (or $0.40 per share, based on the quoted price of the Company’s common stock at the date of issuance);

-

on February 17, 2005, 47,250 shares of common stock valued at $47,722.50 (or $1.01 per share, based on the quoted price of the Company’s common stock at the date of issuance).

-

on March 15, 2005, 47,250 shares of common stock valued at $59,063 (or $1.25 per share, based on quoted price of the Company’s common stock at the date of issuance).

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ DEFICIT [Continued]

In addition, the Company was obligated, as of April 18, 2005, to issue an additional aggregate of 47,250 shares of common stock.

In November 2004, the Company entered into two Promissory Notes for an aggregate total of $150,000, under which it issued 75,000 shares of its previously-authorized but unissued common stock.  The Notes were secured by a lien and security interest on certain property of the Company’s majority shareholder/CEO, Mr. Howard R. Baer, and were payable on or before February 26, 2005.  These shares were valued at $45,000.00 (or $0.60 per share), based on the quoted price of the Company’s common stock on the date of issuance.  The Promissory Notes were fully repaid on February 15, 2005.

Capital Contribution - In November 2003, the Company’s majority shareholder/CEO contributed inventory with a carryover basis of $5,213 to the Company.

Stock Split - On November 11, 2003, Parent effected a 2-for-1 forward stock split.  The financial statements for all periods presented have been restated to reflect this stock split.

Warrants - On February 20, 2004, the Company issued 50,000 warrants for the purchase of the Company’s common stock, at an exercise price of $3.75 per share for services rendered.  These warrants were valued at $260,000.  The warrants vested immediately and are exercisable for three years.  At March 31, 2005, none of these warrants had been exercised, forfeited or cancelled.

In June and July, 2004, as part of the above-described Private Placement, the Company committed to issue warrants for the purchase of an aggregate of 445,000 shares of the Company’s common stock, at an exercise price of $3.00 per share.  The warrants vest immediately and expire on June 30, 2006.  At March 31, 2005, none of these warrants had been exercised, forfeited or cancelled.

A summary of the status of the Company’s warrants is presented below.

	For the Three Months
	Ended March 31, 2005
	Shares	Weighted Average Exercise Price
Outstanding – January 1, 2004	-	$ -
Granted (Services)	50,000	3.75
Granted (Private Placement)	445,000	3.00

Outstanding at March 31, 2005	495,000	$ 3.04

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - At March 31, 2005, the Company owed $10,115 to the majority shareholder/CEO of the Company or to entities owned by majority shareholder/CEO.

Accrued Liabilities – Included in Accrued Liabilities at March 31, 2005 is $11,000 in accrued interest related to a note payable to the Company’s CEO.

Shareholder Advances and Notes Payable - During the period from inception to December 31, 2004, the Company’s majority shareholder/CEO advanced $701,700 to the Company.  During the same period, he was repaid a total of $275,000 and there were positive and negative adjustments to his advance account to an aggregate total of negative $11,341, leaving an outstanding net balance of $415,359 due to the majority shareholder/CEO at December 31, 2004.  During the period ended March 31, 2005, the majority shareholder/CEO advanced an additional $516,385, resulting in a total amount outstanding to the majority shareholder/CEO of $931,744 at March 31, 2005.  Since March 31, 2005, the majority shareholder/CEO has advanced an additional $23,500 to the Company, resulting in an aggregate amount of $955,244 due to him as at May 7, 2005.

On February 15, 2005, Mr. Baer advanced the Company $364,000, for its benefit and that of its wholly-owned subsidiary, Health Enhancement Corporation (“HEC”), and, in connection therewith, the Company entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”).  Immediately prior to entering into the Loan Documents, the Company was indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances he made to us, for the benefit of us and HEC.  Following Mr. Baer’s advance of $364,000 on February 15, 2005, the Company was indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to May 7, 2005, Mr. Baer has advanced the Company an additional $107,885 for its benefit and that of HEC.  Accordingly, at May 7, 2005, the Note is in the principal amount of $955,244.  The Note bears interest at the rate of 10% per annum.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, in order to secure the Company’s obligations under the Note, the Company granted Mr. Baer a security interest in all its assets that are related to the Company’s ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to the Company by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to the Company.

On March 25, 2005, the Company, Mr. Baer and HEC executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.

Management Compensation - During the three months ended March 31, 2005, the Company paid the following management compensation for services rendered:

-

$24,750 to the majority shareholder/CEO;

-

$19,792 to an officer of the Company who is a relative of the majority shareholder/CEO;

-

$15,252 to an officer of the Company.

Equipment – During the period ended March 31, 2005, the Company used and, in consideration of such use, made lease and rent payments for, equipment that was leased by an entity owned by the majority shareholder/CEO, Mr. Howard R. Baer.  For the three months ended March 31, 2005, equipment lease and rent expense to the entity amounted to $828.  The lease and rent payments equal the debt service on the equipment.

Vehicle - The Company uses and, in consideration of such use, makes lease payments for, a delivery van that is leased by the majority shareholder/CEO, Mr. Howard Baer.  For the three months ended March 31, 2005, vehicle rent expense paid on behalf of Mr. Baer amounted to $1,155.  The lease payments equal the debt service on the vehicle.  Mr. Baer has stated that he intends to transfer the vehicle to the Company, for no consideration, once the note is paid in full.

Advertising - The Company pays for advertising space on www.politics.com, an Internet site owned by Politics.com, an entity of which the majority shareholder/CEO is the Chairman and majority shareholder.  For the three months ended March 31, 2005, advertising expense to the entity amounted to $2,500.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitments – Related Party – During part of the period ended March 31, 2005, the Company used and, in consideration of such use, made lease payments for, office space that was leased by the Company’s majority shareholder/CEO.  During the period ended March 31, 2005, the Company paid an aggregate of $4,646 for such lease payments.

During the 2004 fiscal year, the Company’s majority shareholder/CEO purchased a building in Scottsdale, Arizona, that is suitable for an expanded corporate headquarters and an enlarged production facility for the Company.  On December 9, 2004, the Company entered into a lease dated November 1, 2004 for approximately 5,000 square feet of the building from Evans Road, LLC, an entity owned by the Company’s majority shareholder/CEO.  In February, 2005, Evans Road, LLC sold the building which contains the Company’s leased space, and then leased the building back from the buyer under a master lease.  Evans Road, LLC continues to lease the above-mentioned space to the Company as a master lessor.  The annual minimum base rent for this property is approximately $104,400, representing an annual increase in base rent expense of approximately $76,500.

The Company paid $17,731 in rental for this property during the 2004 fiscal year, and a security deposit of $8,865.   The Company transferred all of its corporate operations to the new facility in the first quarter of 2005.  During the period ended March 31, 2005, the Company paid an aggregate of $26,596 for lease payments for this new facility.

The future minimum lease payments related to the lease as of March 31, 2005, are as follows:

2005

$108,000

2006

$108,000

2007

$108,000

2008

$108,000

2009

$108,000

      Thereafter

$225,000

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

NOTE 8 - SUBSEQUENT EVENTS

Shareholder Loans - From April 1, 2005 through May 7, 2005, Howard R. Baer advanced an aggregate of $23,500 to the Company, resulting in the Company being indebted to Mr. Baer in the aggregate amount of $955,244 as of May 7, 2005. [See Note 6]

Resignation of Officer – Mr. Jeffery R. Richards, the Company’s Chief Financial Officer, resigned from the Company as full-time Chief Financial Officer effective March 31, 2005.  On April 1, 2005, the Company filed a Form 8-K Current Report reporting termination of a Principal Officer, pursuant to Item 5.02.

The Company is not currently in good standing with the Secretary of State of Nevada, and it intends to rectify this problem as soon as practicable.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations for the three months ended March 31, 2005 and March 31, 2004.

Net Sales.  Net sales were $8,299 and $9,522 in the three months ended March 31, 2005 and 2004, respectively.  These sales reflect exclusively revenues from the ProAlgaZyme product.  The ProAlgaZyme product has also been marketed under the name “AlphaSystem Replenisher” (“ASR”).

Throughout 2004 and the quarter ended March 31, 2005, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme product, contributing to a low level of net sales.  Although the ProAlgaZyme product is available for sale, we are not currently marketing the product and do not expect any sales revenue until at least 2006.  We believe that our ability to generate sales of the ProAlgaZyme product will depend upon further characterization of the product and identification of its method of action.  We currently do not have the funds necessary to pursue this further testing.

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

In addition, we announced in September, 2004 that we were unable to proceed at that time with our earlier plans for the 2004 release of our Zodiac Herbal Vitamins products.  Subsequently, we abandoned the Zodiac product line.

Unless and until we are able to raise sufficient capital to fund the necessary marketing, advertising and testing, we do not expect to have any meaningful sales revenue.  Even if we are able to fund an advertising, marketing and testing program, we cannot be sure that such a program will lead to an increase in our sales revenue.

Cost of Sales.  Total Cost of Sales was $15,232 and $10,896 for the three months ended March 31, 2005 and 2004, respectively.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the proteolytic enzyme within the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.

Gross Profit.  Total Gross Profit was a negative $6,933 and negative $1,374 for the three months ended March 31, 2005 and 2004, respectively.  The negative gross profit for the reported periods is due to limited sales, leading to cost of sales – much of which reflects relatively fixed production expenses for the ProAlgaZyme product - exceeding sales revenues.  If we are able to realize a significant increase in sales, it is expected that Gross Profit will become positive.  However, we cannot assure you that we will achieve an increased in sales.

Research and Development Expenses.   For the three months ended March 31, 2005 and 2004, we spent $26,232 and $94,042 on research and development expenses, respectively.  These expenses are comprised of costs associated with internal and external research.  We spent $230 and $28,572 on internal clinical studies (and related research) during the quarter ended March 31, 2005 and 2004, respectively.  In addition, we spent $26,002 and $65,290 on external clinical studies during the quarters ended March 31, 2005 and 2004, respectively.  This decline in research and development spending is due primarily to a lack of available funds.

The two major external clinical studies that we had undertaken have been terminated.    The studies that have terminated are:

-

an independent clinical study of ProAlgaZyme, that was being conducted by the Marshall-Blum Herbal Research Clinic of Bangor, Maine, on 60 Diabetes II patients.  This study was terminated because Marshall-Blum was unable to recruit the specified number of participants (60).  We have just received certain results from Marshall-Blum, which we are in the process of reviewing; and

-

a series of independent clinical studies of ProAlgaZyme, that were being conducted on animals by MLA Industries of Glenwood, NJ.  These studies were concentrating on issues of longevity, response to inflammation, response to HIV symptoms, and other appropriate areas of analysis in animals using ProAlgaZyme.  These studies were terminated due to our lack of funding.

The Company recently commissioned an external study to determine whether ProAlgaZyme is effective in reducing the level of CRP.  The cost of this study is expected to be approximately $29,000, of which $10,000 has been paid.

As noted above, we have incurred significant expenditures on the conduct of clinical studies by independent third-party research entities.  Subject to the availability of sufficient funding, which we currently do not have, we plan to make additional expenditures for research and development during 2005.  In additional to the CRP study, initially, any research and development will be directed toward characterization of the product and determining its method of action.  These planned expenditures will need to be met from funds advanced by our majority shareholder/CEO, Mr. Howard R. Baer, or from external financing.  We are having difficulty raising funds from external sources, and Mr. Baer is not currently in a position to make further advances to us.  Thus, we may not be able to raise the funding that we need to finance these expenditures.  In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our planned research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its efficacy will continue to be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan.

Selling and Marketing Expenses. Selling and marketing expenses were $23,339 and $46,765 for the three months ended March 31, 2005 and 2004, respectively.  The decrease in selling and marketing expenses is due primarily to a decrease in advertising from $39,000 during the first quarter of 2004 to $5,000 during the current quarter.  This decrease in advertising expenditures was due to a lack of available funds.

Due to a lack of available funding, we have been forced to terminate all selling, marketing and advertising related activities.  The termination of selling, marketing and advertising related activities has had and will continue to have a material adverse effect on future sales revenue and operating income.

General and Administrative Expenses. General and administrative expense was $256,998 and $1,470,934 for the three months ended March 31, 2005 and 2004, respectively.  For the three months ended March 31, 2005 and 2004, we incurred salaries of $107,686 and $959,663, respectively.  Salary expense for the period ended March 31, 2004 includes non-cash charges of $885,000 for 175,000 shares of the Company’s common stock issued to the majority shareholder/CEO of the Company.  Other major expense items include legal costs ($80,711 and $8,440, respectively, for the three months ended March 31, 2005 and 2004), professional fees expense, employee health insurance, investor relations fees, expenses associated with statutory filing and reporting, rental expense of our manufacturing and production center, and associated equipment costs.  We also incurred consultant’s fees of $6,000 and $427,750 for the three months ended March 31, 2005 and 2004, respectively.  Consultant’s fees for the three months ended March 31, 2004 include non-cash charges of $400,250 for warrants and shares of our common stock issued for services rendered.  The overall decrease in general and administrative expense is due primarily to a decrease in non-cash salary expense and non-cash consultants’ fees, partially offset by increased legal fees related in part to the ongoing SEC Investigation described in Part II, Item 1 of this Report.

Financing Costs.  During the three months ended March 31, 2005, we recognized a finance cost of $30,000, related to the issuance of two Promissory Notes on November 26, 2004 in the aggregate principal amount of $150,000, which were repaid February 15, 2005.  We issued a total of 75,000 shares of our common stock in connection with this financing, and valued the stock at $45,000, based on a price of our stock of $0.60 on the date of issue.  The finance costs were amortized over three months (the period of the borrowing), with two of the monthly $15,000 charges falling within this three-month period.  In addition, we incurred $11,000 in interest expense on the note payable to our majority shareholder/CEO.

Liquidity and Capital Resources

The condensed consolidated financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the reasons discussed herein, there is a high degree of risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

We have virtually no revenue (approximately $8,300 for the three months ended March 31, 2005) and have incurred significant net losses since inception, including a net loss of $355,417 during the three months ended March 31, 2005 and an aggregate net loss of $4,783,337 since inception.  We do not expect any meaningful revenue until at least 2006.  Further, since inception, we have incurred negative cash flow from operations.  During the three months ended March 31, 2005, we incurred negative cash flows from operations of $343,502.  As of May 6, 2005, we had a cash balance of $1,346.  We had a working capital deficiency of $1,450,677 and a stockholders’ deficit of $1,428,024 as of March 31, 2005.  We are experiencing a severe shortage of capital, which is materially and adversely affecting our ability to run our business.  We are largely dependent upon Howard R. Baer, our majority shareholder/CEO, and external sources for funding.  Mr. Baer does not presently have the ability to provide us with further advances and we have had great difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.  If we are not able to obtain additional funding almost immediately, we will probably be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

During the three months ended March 31, 2005, our operating activities used approximately $383,288 in cash, and we received a further $516,385 in new funding from our majority shareholder/CEO, Mr. Howard R. Baer.  Mr. Baer has provided an additional $23,500 in advances since March 31, 2005, bringing the aggregate amount advanced since January 1, 2005 to $539,885.  We did not receive any funding from external sources during the three months ended March 31, 2005.  From inception to March 31, 2005, we received approximately $1,200,000 in advances from our majority shareholder/CEO, Mr. Howard R. Baer, and approximately $753,000 from external sources.  Funds from external sources included loans in the aggregate amount of $150,000 received during November and December, 2004; these loans were secured by a lien and security interest on certain real property owned by Mr. Baer, and were payable on or before February 26, 2005.  On February 15, 2005, these loans were repaid in full.  Mr. Baer advanced us the funds to repay the loans.

Accordingly, Mr. Baer has advanced us an aggregate of approximately $1,230,244 from inception to May 7, 2005, including an aggregate of $539,885 since the commencement of 2005.  Since inception, we have repaid Mr. Baer a total of $275,000,  resulting in our being indebted to Mr. Baer in the aggregate amount of $931,744 as of March 31, 2005 and of $955,244 at May 7, 2005 (after giving effect to miscellaneous adjustments resulting in an $11,000 reduction in the amount we owe Mr. Baer).  On February 15, 2005, Mr. Baer advanced us $364,000, for our benefit and that of our wholly-owned subsidiary, Health Enhancement Corporation (“HEC”), and, in connection therewith, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”).  Immediately prior to entering into the Loan Documents, we were indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances he made to us, for our benefit and that of HEC.  Following Mr. Baer’s advance of $364,000 on February 15, we were indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to May 7, 2005, Mr. Baer has advanced the Company an additional $107,885, for our benefit and that of HEC.  Accordingly, at May 7, 2005, the Note is in the principal amount of $955,244.  The Note bears interest at the rate of 10% per annum.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, we, in order to secure our obligations under the Note, granted Mr. Baer a security interest in all our assets that are related to the ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to us by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to us.

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

In addition, Mr. Baer has guaranteed our obligation to pay in excess of $300,000 that we owe to third parties.  Mr. Baer has granted a lien of $275,000 in certain real estate he owns to secure his obligation under one of these guarantees.

We estimate that we will require approximately $600,000 in cash over the next twelve months in order to fund our operations, not including legal fees in connection with the investigation by the Securities and Exchange Commission (see below).  Based on this cash requirement, we have an immediate and urgent need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  We are having great difficulty raising additional funds from external sources.  Accordingly, we are, at this time, heavily dependent for our funding on advances from our majority shareholder/CEO, Mr. Howard R. Baer.  This dependence on Mr. Baer is expected to continue, at least until we are able to raise substantial funds from external sources or to generate sufficient cash flow from operations so as to become self-sustaining.  At this time, Mr. Baer is not in a position to provide us with additional funds.  We cannot assure you that Mr. Baer will, in the future, be able or willing to advance us additional funds.  Nor can we assure you that we will be able to obtain from external sources the funds that we need to continue our operations.  Given our immediate and urgent need for capital, if we are not able to raise additional funds almost immediately, it is probable that we will be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

As described in Part I, Item 3 of this Report, we are subject to an ongoing formal investigation by the Securities and Exchange Commission.  The cost of legal representation in connection with this investigation has been, and will continue to be, substantial, until the matter is resolved.  As of March 31, 2005, the Company had incurred legal fees and costs of approximately $485,000 in connection with this matter, of which approximately $85,000 is still owing to the law firm.  We expect that we will continue to incur significant legal fees in connection with the investigation.  The cash that will be required to pay these fees is in addition to the cash requirements described in the preceding paragraph.

If our lack of cash is not rectified almost immediately, there is a high probability that we will not be able to continue our operations.  Given the difficulty we are having raising capital from external sources, and Mr. Baer’s present inability to advance further funds to us, there is substantial doubt about our ability to continue as a going concern.

Plan of Operation

All of our operational planning is currently subject to the limitations resulting from our severe cash shortage (see below, under “Liquidity and Capital Resources”).  The following plans assume that we will be able to generate – either from cash flows or equity or debt financing - a level of liquidity sufficient to support our planned activities.  As disclosed herein, there is substantial doubt about our ability to raise additional capital.

Research

Our primary emphasis throughout 2004 was on refinement of the ProAlgaZyme product and on bio-chemical analyses and internal and external clinical studies associated with the product.  We have spent an aggregate amount of $274,305 since our inception on research and development.  Of this amount, $112,615 has been spent on internal research, mainly involved in the conduct of in-house testing and development of the ProAlgaZyme product and in conducting both ‘in vitro’ and ‘in vivo’ testing of ProAlgaZyme.  Since inception, $161,690 has been expended on external, clinically-based testing of ProAlgaZyme, conducted on both humans and animals.  To date, all of these amounts have been directly expensed as they have been incurred.

We recently terminated two major external studies.  The study being conducted by Marshall-Blum was terminated because Marshall-Blum was not able to recruit the specified number of participants (60).  The studies being conducted by MLA Industries were terminated due to our lack of funding.  The Company recently commissioned an external study to determine whether ProAlgaZyme is effective in reducing the level of CRP.  The cost of this study is expected to be approximately $29,000, of which $10,000 has been paid.

Subject to the availability of funding, which we currently do not have, we intend to pursue additional external clinical studies during 2005.  In addition to the CRP study, we intend to focus initially on testing designed to identify ProAlgaZyme’s composition and method of action.  In the event that we are unable to raise sufficient funds to meet our research needs, we will be unable to pursue our planned research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its efficacy will continue to be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan.

As part of our preparation for the conduct of clinical studies by independent third-party research entities, we have, as noted above, incurred significant expenditures, and we still owe approximately $15,000 in connection with the two studies that have been terminated.  Subject to the availability of sufficient funding, we plan to make additional expenditures for research and development in the amount of $100,000.  These planned expenditures will also need to be met from funds advanced by our majority shareholder/CEO, Mr. Howard R. Baer, or from external financing.  As disclosed above, we are having difficulty raising funds from external sources, and Mr. Baer is not currently in a position to make further advances to us.  Thus, we may not be able to raise the funding that we need to finance these expenditures.  In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our external research activities, in which case, our ability to market ProAlgaZyme with objective clinical support for its efficacy, will continue to be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan.

Sales and Marketing

Due to a lack of available funding, we have been forced to terminate all selling, marketing and advertising related activities.  The termination of selling, marketing and advertising related activities has had and will continue to have a material adverse effect on future sales revenue and operating income.

Planned Expenditure on Plant and Equipment.  During 2004, our majority shareholder/CEO, Mr. Howard R. Baer, purchased a building in Scottsdale, Arizona, that was suitable for an expanded corporate headquarters and production facility for us.  On December 9, 2004, we entered into a lease dated November 1, 2004 for approximately 5,000 square feet of the building from Evans Road, LLC, an entity owned by Mr. Baer.  In February, 2005, Evans Road, LLC sold the building which contains the Company’s leased space, and then leased the building back from the buyer under a master lease.  Evans Road, LLC continues to lease the above-mentioned space to us as a master lessor.  The annual minimum base rent for this property is approximately $104,400, representing an annual increase in our base rent expense of approximately $76,500.  We paid $17,731 in rental for this property during 2004 and a security deposit of $8,865.  We transferred all of our corporate operations to the new facility in the first quarter of 2005.

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

Seasonality: Our product is directed to the improvement of the health of our consumers, and we do not expect that operating results will be affected materially by seasonal factors.  In addition, ProAlgaZyme is cultivated in a climate-controlled laboratory environment, not subject to seasonal growing effects or influences.

Staffing: We have conducted all of our activities since inception with a minimum level of qualified staff.  We currently do not expect a significant increase in staff.

Off-Balance Sheet arrangements: We have no off-Balance Sheet arrangements that would create contingent or other forms of liability.

Item 3. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(3) and 15-d-15(3)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

Item 2.  Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2005.

Item 5. Other Information

We have entered into several transactions with Mr. Howard R. Baer, our majority shareholder/CEO.

From November 2003 until February 2005, we rented corporate office space from Mr. Baer.  During 2004, we paid $14,608 to Mr. Baer for this office space.  As of March 31, 2005, there were no lease amounts payable to Mr. Baer or to the entity owned by him in connection with this space.

The lease of our production facility expired in June, 2004, and we obtained an extension of such lease in order to enable us to locate suitable new space.  On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by Mr. Baer), under which we lease approximately 5,000 sq. ft. for a new corporate headquarters and production facility.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  Evans Road, LLC expended approximately $106,000 on building improvements in order to meet our requirements for this facility.  The lease has a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provides for base monthly rent in the amount of $8,700 plus monthly taxes in the amount of $165 (annual base rent and taxes are approximately $106,000).  In February, 2005, Evans Road, LLC sold the building which was leased to us, and leased such building back from the buyer under a master lease.   Evans Road, LLC continues to lease the building, as master lessor, to us, under the terms and conditions described above.  During 2004, we paid Evans Road, LLC approximately $17,731 in rent and $8,865 as a security deposit.  During the first quarter of 2005, we paid $26,596 in rent to Evans Road, LLC.

We lease certain equipment from an entity owned by Mr. Baer.  During 2004, we made total lease payments of $9,114 to such entity.  The lease payments equal Mr. Baer’s debt service on the equipment.  Mr. Baer has stated that he intends to cause the equipment to be transferred to us, for no consideration, once the note is paid in full.  As of December 31, 2004, we owed $1,935 to Mr. Baer for equipment rental and other services.  During the first quarter of 2005, we paid $828 in lease payments for this equipment.

We also lease a delivery van from Mr. Baer.  During 2004, vehicle lease expense paid to Mr. Baer amounted to $4,621.  The lease payments equal Mr. Baer’s debt service on the vehicle.  Mr. Baer has stated that he intends to transfer the vehicle to us, for no consideration, once the note is paid in full.  As of December 31, 2004, there were no lease payments on this van payable to Mr. Baer.  During the first quarter of 2005, we paid $1,155 in lease payments for this vehicle.

We pay for advertising space on www.politics.com, an Internet site owned by Politics.com, Inc., an entity of which Mr. Baer is the Chairman and majority shareholder.  During 2004, we paid $13,750 to the entity for advertising space.  At December 31, 2004, there were no advertising fees payable to Politics.com.  During the first quarter of 2005, we paid $2,500 to the entity for advertising.

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization	(1)

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)

3.2	By-laws of the Company	(3)

10.04	Promissory Note, dated February 15, 2005, made by the Company in favor of Howard R. Baer	(4)

10.05	Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(4)

10.06	Patent Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(4)

10.07	Joinder Agreement and First Amendment, dated March 25, 2005, between the Company, Health Enhancement Corporation and Howard R. Baer	(4)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 2.1 to our current Report on Form 8-K, Filed with the Commission on December 9, 2003 and incorporated by this reference.

(2)

Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.

(3)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

(4)

Filed as the same Exhibit number to our Form 10-KSB, filed with the Commission on May 16, 2005, and incorporated by this reference.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: May 13, 2005

By:  /s/Howard R. Baer

Howard R. Baer

Chief Executive Officer

Date May 13, 2005

By:  /s/Jeffery R. Richards

Jeffery R. Richards

Chief Financial Officer

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization	(1)

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)

3.2	By-laws of the Company	(3)

10.04	Promissory Note, dated February 15, 2005, made by the Company in favor of Howard R. Baer	(4)

10.05	Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(4)

10.06	Patent Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(4)

10.07	Joinder Agreement and First Amendment, dated March 25, 2005, between the Company, Health Enhancement Corporation and Howard R. Baer	(4)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 2.1 to our current Report on Form 8-K, Filed with the Commission on December 9, 2003 and incorporated by this reference.

(2)

Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.

(3)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

(4)

Filed as the same Exhibit number to our Form 10-KSB, filed with the Commission on May 16, 2005, and incorporated by this reference.