Form 10QSB
period 2005-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2005-08-16
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ x ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

There were 22,994,253 shares of common stock, $0.001 par value, outstanding at August 12, 2005.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [ X ]

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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY
[A Development Stage Company]
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2005
ASSETS

CURRENT ASSETS:
Cash	$ 117,959
Inventories	3,614
Prepaid Expenses	10,565

Total Current Assets	122,138

OTHER ASSETS:
Definite-life intangible Assets, net	13,606
Deposits	8,865

Total Other Assets	22,471

$ 154,609

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$ 34,679
Note Payable, Shareholder	1,244,744
Loans Payable, Other	21,650
Accrued Payroll and Payroll Taxes	236,048
Accrued Liabilities	114,519

Total Current Liabilities	1,651,640

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
14,994,253 issued and outstanding	14,994
Additional Paid-In Capital	3,588,319
Deficit accumulated during the
development stage	(5,100,344)

Total Stockholders' Deficit	(1,497,031)

$ 154,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From Inception
	For the Three	For the Three	For the Six	For the Six	on October 9,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 through
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2005

NET SALES	$ 8,135	$ 5,031	$ 17,657	$ 13,329	$ 62,675

COST OF SALES	25,793	32,409	39,542	47,641	124,653

GROSS (LOSS)	(17,658)	(27,378)	(21,885)	(34,312)	(61,978)

OPERATING EXPENSES:
Selling	59,024	17,090	105,790	40,428	299,591
General and Administrative	287,995	290,327	1,756,079	547,325	3,685,072
Research and Development	49,426	5,917	143,468	32,150	280,223
Impairment Loss	325,000	-	325,000	-	730,000
Finance Costs	-	-	-	30,000	45,000
Vendor Settlements	-	(48,800)	-	(48,800)	(48,800)
Inventory Write-downs	-	-	-	-	8,966

Total Operating Expense	721,445	264,534	2,330,337	601,103	5,000,052

LOSS FROM OPERATIONS	(739,103)	(291,912)	(2,352,222)	(635,415)	(5,062,030)

OTHER (EXPENSE)
Interest Expense	-	(882)	-	(1,797)	(3,102)
Interest Expense - Related Party	-	(25,094)	-	(35,212)	(35,212)

Total Other (Expense)	-	(25,094)	-	(37,009)	(38,314)

NET LOSS	$ (739,103)	$ (317,006)	$ (2,352,222)	$ (672,424)	$ (5,100,344)

BASIC AND DILUTED LOSS PER SHARE	($0.07)	($0.03)	($0.21)	($0.04)

WEIGHTED AVERAGE BASIC AND
DILUTED SHARES OUTSTANDING	11,311,719	12,642,682	10,982,933	18,626,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six	October 9, 2003
	Months Ended	Months Ended	Through
	June 30, 2005	June 3, 2004	June 30, 2005
Cash Flows for Operating Activities:
Net Loss	$ (672,424)	$ (2,352,222)	$ (5,100,344)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	-	1,065,252	1,561,921
Non-cash - warrants granted for services rendered	-	260,000	260,000
Impairment loss	-	325,000	730,000
Amortization of intangibles	360	171	894
Amortization of deferred financing costs	30,000		45,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	(785)	-
(Increase) decrease in inventories	(1,051)	(1,885)	1,599
(Increase) decrease in prepaid expenses	57	(27,895)	(10,565)
Increase in accounts payable	(372,173)	61,173	56,934
Increase in payroll and payroll taxes	121,919	-	237,085
Increase (decrease) in accrued liabilities	65,118	118,510	91,228
Increase (decrease) in customer deposits	-	182	-
Net Cash (Used) by Operating Activities	(828,194)	(552,499)	(2,126,248)

Cash Flows from Investing Activities:
Payments for definite-life intangible assets	-	(14,500)	(14,500)
Payments for deposits	-	-	(8,865)
Net Cash (Used) by Investing Activities	-	(14,500)	(23,365)

Cash Flow from Financing Activities:
Proceeds from shareholder advances	829,385	411,974	1,531,085
Payment of shareholder advances	-	-	(286,341)
Proceeds from other borrowings	1,650	20,000	171,650
Payments of other borrowings	(150,000)	-	(150,000)
Payment of fees in connection with sale of common stock
and warrants	-	(296,117)	(296,117)
Proceeds from sale of common stock and warrants	248,000	1,039,295	1,297,295
Net Cash Provided by Financing Activities	929,035	1,175,152	2,267,572

Increase (Decreased) in Cash	100,841	608,153	117,959

Cash at Beginning of Period	17,118	895	-

Cash at End of Period	$ 117,959	$ 609,048	$ 117,959

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[CONTINUED]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period October 9, 2003 (inception) through December 31, 2003:

Health Enhancement Corporation (“Subsidiary”) was organized under the laws of the State of Nevada on October 9, 2003.  On November 21, 2003, Health Enhancement Products, Inc. (the “Company”) acquired Subsidiary pursuant to an Agreement and Plan of Reorganization signed October 30, 2003.  The agreement called for the Company to issue 9,000,000 shares of its common stock to the shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s common stock, as a result of which Subsidiary became a wholly-owned subsidiary of the Company [See Note 5??].  The Company’s acquisition of Subsidiary has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary, and the operations of the Company prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception

The Company issued 9,000,000 shares as part of its Plan of Reorganization, and issued an additional 153,334 shares of common stock for services valued at $499,669.

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

The Company issued 75,000 of its previously-authorized but unissued shares of common stock in consideration of a loan in the principal amount of $150,000.00.  The shares were valued at $45,000.00, or $0.60 per share, based on the market price as of their issue date of December 22, 2004.

The Company issued 94,500 of its previously-authorized but unissued shares of common stock, valued at $74,182, as private placement penalty shares.  The Company was required to issue these shares because a registration statement covering the shares has not been declared effective under the Securities Act of 1933, as amended, as required by the subscription documents.  The value of these shares was charged to additional paid-in capital as a cost of raising capital.

For the six months ended June 30, 2005:

The Company issued 283,500 shares of common stock valued at $222,549 as private placement penalty shares.  The Company was required to issue these shares because a registration statement covering the shares has not been declared effective under the Securities Act of 1933, as amended, as required by the subscription documents.  The value of those shares was charged to additional paid-in capital as a cost of raising capital.

The Company issued a promissory note to the Company’s majority stockholder/CEO in the amount of $847,359, thereby recharacterizing the amounts payable from advances payable to note payable.

The Company granted warrants to purchase 1,000,000 shares of common stock at $.10 per share for a term of one year as finder’s fees in connection with the sale of 2,000,000 shares of common stock for gross proceeds of $200,000.  The warrants were valued at $265,000 using the Black-Scholes pricing model.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiary (collectively, the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2004 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-KSB as at that date.

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005, or any other period.

The Company incurred net losses of $672,424 for the six months ended June 30, 2005.  In addition, the Company had a working capital deficiency of $1,519,502 and a stockholders’ deficit of $1,497,031 at June 30, 2005.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

During the six months ended June 30, 2005, the Company relied heavily for financing on its majority shareholder/CEO, Mr. Howard R. Baer, receiving an aggregate total of $829,385 in advances from him.

NOTE 2 - INVENTORIES

Inventories at June 30, 2005 consist of the following:

Finished goods	$3,372
Raw Materials	242

$3,614

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at June 30, 2005 consist of the following:

Patent applications in process	$14,500
Less: Accumulated amortization	894

$13,606

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 20 year estimated useful lives of the assets, with no residual value.  Amortization expense for the three months ended June 30, 2005 was $180.  The Company estimates that their amortization expense for each of the next five years will be approximately $720 per year.

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

In accordance with SFAS No. 144, an impairment analysis was performed at the end of August, 2004 on the Company’s intangible assets.  The fair value of the intangible assets was determined by calculating the present value of estimated future operating cash flows.  This testing resulted in the determination that the carrying amount of the Company’s intangible assets at June 30, 2004 exceeded its fair value.  Accordingly, the Company recorded impairment charges of $325,000 on its indefinite-life intangible assets in the quarter ended June 30, 2004.  A further review during the quarter ended September 30, 2004 indicated that the fair value of the intangible assets was impaired.  Accordingly, a further impairment charge of $405,000 was recorded on the Company’s indefinite-life intangible assets in the quarter ended September 30, 2004, reducing the carrying value of the Company’s indefinite-life intangible assets to $0.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INDEFINITE-LIFE INTANGIBLE ASSETS [Continued]

The indefinite-life intangible assets at June 30, 2005 were as follows:

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

In December 2003, the Company issued a total of 153,334 shares of its previously-authorized but unissued common stock for services rendered as follows: 31,250 to the majority shareholder/CEO of the Company, 19,792 to a then officer of the Company, who is a relative of the majority shareholder/CEO of the Company, 23,125 to a then officer of the Company, and 79,167 shares to several unrelated third parties.  These shares were valued at $490,669 (or $3.20 per share), based on the quoted price of the Company’s common stock on the date of issuance.

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ DEFICIT [Continued]

In March 2004, the Company issued 85,084 shares of its previously-authorized but unissued common stock for services rendered as follows: 25,000 to the Company’s majority shareholder/CEO, 9,584 to a then officer of the Company who is a relative of the Company’s majority shareholder/CEO, 6,250 to a then officer of the Company, and 44,250 shares to several unrelated third parties.  These shares were valued at $255,252 (or $3.00 per share), based on the quoted price of the Company’s common stock on the date of issuance.

In June 2004, the company issued an aggregate of 198,335 shares of its previously-authorized but unissued common stock as part of a Regulation S offering for net proceeds of $126,679, after expenses of $227,617.

In June and July, 2004, the Company completed a private placement for an aggregate amount of $695,000, under which the Company issued 945,000 shares of its previously-authorized but unissued common stock and warrants to purchase 445,000 shares of common stock, at an exercise price of $3.00 per share.  In connection with this private placement, the Company paid $68,500 in cash as finder’s fees in July, 2004, and issued 95,500 shares of common stock as additional finder’s fees.

In November 2004, the Company cancelled 1,000 shares of common stock which had been previously issued in March 2004 for services rendered.  These returned shares were valued at $3,000 (or $3.00 per share), based on the quoted price of the Company’s common stock on the date of original issuance.

In connection with the above-mentioned private placement, if the Company did not cause a registration statement for the 945,000 issued shares to become effective under the Securities Act of 1933, as amended, within 120 days of raising $500,000 (that is, on or about October 20, 2004), the Company would be obligated to issue penalty shares in the amount of 5% of the shares sold under the private placement (i.e., 47,250 shares) per 30-day period thereafter, up to a maximum of eight 30-day periods.  As of the date of this Report, the required registration statement has not become effective.  As a result, during the fiscal year ending December 31, 2004, the Company issued to the investors in the private placement the following:

-

on November 19, 2004, 47,250 shares of common stock valued at $47,723 (or $1.01 per share, based on the quoted price of the Company’s common stock at the date of issuance);

-

on December 19, 2004, 47,250 shares of common stock valued at $26,460 (or $0.56 per share, based on the quoted price of the Company’s common stock at the date of issuance).

During the six months ended June 30, 2005, the Company issued to the investors in the Private Placement the following:

-

on January 18, 2005, 47,250 shares of common stock valued at $18,900 (or $0.40 per share, based on the quoted price of the Company’s common stock at the date of issuance);

-

on February 17, 2005, 47,250 shares of common stock valued at $47,723 (or $1.01 per share, based on the quoted price of the Company’s common stock at the date of issuance).

-

on March 15, 2005, 47,250 shares of common stock valued at $59,063 (or $1.25 per share, based on quoted price of the Company’s common stock at the date of issuance).

-

on April 19, 2005, 47,250 shares of common stock valued at $42,525 (or $0.90 per share, based on the quoted price of the Company’s common stock at the date of issuance);

-

on May 17, 2005, 47,250 shares of common stock valued at $33,075 (or $.70 per share, based on the quoted price of the Company’s common stock at the date of issuance).

-

on June 19, 2005, 47,250 shares of common stock valued at $21,263 (or $.45 per share, based on quoted price of the Company’s common stock at the date of issuance).

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

In June, 2005, the Company sold 2,480,000 shares of its common stock, $.001 par value (“common stock”), and warrants to purchase 3,100,000 shares of common stock (“warrant”), for an aggregate purchase price of $248,000.  The warrants are immediately exercisable, have an exercise price of $.10 per share and a term of three years.  In connection with this Private Placement, the Company incurred a cash finder’s fee of $4,800 and has issued, as a finder’s fee, a warrant to purchase 1,000,000 shares of common stock, at a price of $.10 per share, for a term of one year.  Such warrants have a value of $265,000, using the Black-Scholes pricing model.

Capital Contribution - In November 2003, the Company’s majority shareholder/CEO contributed inventory with a carryover basis of $5,213 to the Company.

Stock Split - On November 11, 2003, the Company effected a 2-for-1 forward stock split.  The financial statements for all periods presented have been restated to reflect this stock split.

Warrants - On February 20, 2004, the Company issued 50,000 warrants for the purchase of the Company’s common stock, at an exercise price of $3.75 per share for services rendered.  These warrants were valued at $260,000.  The warrants vested immediately and are exercisable for three years.  At March 31, 2005, none of these warrants had been exercised, forfeited or cancelled.

In June and July, 2004, as part of the above-described private placement, the Company issued warrants for the purchase of an aggregate of 445,000 shares of the Company’s common stock, at an exercise price of $3.00 per share.  The warrants vest immediately and expire on June 30, 2006.  At June 30, 2005, none of these warrants had been exercised, forfeited or cancelled.

In June, 2005, as described above, the Company issued warrants to purchase 3,100,000 shares of the Company’s Common Stock, at an exercise price of $.10 per share.  The Warrants are immediately exercisable and have a term of 3 years.  At June 30, 2005, none of these Warrants had been exercised, forfeited or cancelled.  In addition, as described above, in connection with this Private Placement, the Company issued, as a finder’s fee, a warrant to purchase 1,000,000 shares of common stock, at a price of $.10 per share, for a term of one year (in addition to a $4,800 cash finder’s fee).

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ DEFICIT [Continued]

A summary of the status of the Company’s warrants is presented below.

		Weighted Average
	Shares	Exercise Price
Outstanding – January 1, 2004	-	$ -
Granted (Services)	50,000	3.75
Granted (Private Placement)	445,000	3.00

Outstanding at December 31, 2004	495,000	$ 3.04

Granted (Private Placement)	3,100,000.10
Granted (Finder’s Fee)	1,000,000.10

Outstanding at June 30, 2005	4,595,000	$ .42

The fair value of each warrant granted for services is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions for grants on February 20, 2004 and June 27, 2005: risk-free interest rate of 2.25% and 2.50%, expected dividend yield of zero, expected lives of three years and one year, and expected volatility of 633% and 139%, respectively.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - At June 30, 2005, the Company owed $1,650 to the majority shareholder/CEO of the Company or to entities owned by majority shareholder/CEO.

Accrued Liabilities – Included in Accrued Liabilities at June 30, 2005 is $35,212 in accrued interest related to a note payable to the Company’s CEO.

Shareholder Advances and Notes Payable - During the period from inception to December 31, 2004, the Company’s majority shareholder/CEO advanced $701,700 to the Company.  During the same period, the Company repaid him a total of $275,000 and there net adjustments to his advance account of negative $11,341, leaving an outstanding balance of $415,359 due to the majority shareholder/CEO at December 31, 2004.  During the quarter ended March 31, 2005, the majority shareholder/CEO advanced the Company an additional $516,385. During the quarter ended June 30, 2005, the majority shareholder/CEO advanced an additional $313.000, resulting in a principal balance owing of $1,244,744.  There have been no advances since June 30, 2005.  As described below, the majority shareholder/CEO converted, on July 8, 2005, $538,000 of indebtedness into common stock and warrants to purchase common stock.

On February 15, 2005, the Company entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”) in connection with Mr. Baer advancing to the Company $364,000, for its benefit and that of its wholly-owned subsidiary, Health Enhancement Corporation (“HEC”).  Immediately prior to entering into the Loan Documents, the Company was indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances he made to us, for the benefit of us and HEC.  Following Mr. Baer’s advance of $364,000 on February 15, 2005, the Company was indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to June 30, 2005, Mr. Baer has advanced the Company an additional $397,385 for its benefit and that of HEC.  On March 25, 2005, the Company, Mr. Baer and HEC executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.  Accordingly, at July 8, 2005, the Note was in the principal amount of $1,244,744.  On July 8, 2005, Mr. Baer agreed to convert an aggregate of $538,000 of indebtedness (consisting of $500,000 in principal and $38,000 of interest) we owed him into 5,000,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock, at an exercise price of $.15 per share.  After giving effect to the conversion, we owed Mr. Baer approximately $745,000 in principal amount.  The Note bears interest at the rate of 10% per annum.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, in order to secure the Company’s obligations under the Note, the Company granted Mr. Baer a security interest in all its assets that are related to the Company’s ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to the Company by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to the Company.

Management Compensation - During the six months ended June 30, 2005, the Company recorded the following management compensation for services rendered:  approximately $100,000 to the majority shareholder/CEO;

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitments – Related Party – The lease of the Company’s production facility expired in June, 2004, and it obtained an extension of such lease in order to enable it to locate suitable new space.  On December 9, 2004, the Company entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by Mr. Baer), under which it leases approximately 5,000 sq. ft. for a new corporate headquarters and production facility.  The Company relocated to the new facility in the first quarter of 2005, as it required additional space for its laboratory, testing and growing facilities.  Evans Road, LLC expended approximately $106,000 on building improvements in order to meet the Company’s requirements for this facility.  The lease has a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provides for base monthly rent in the amount of $8,700 plus monthly taxes in the amount of $165 (annual base rent and taxes are approximately $106,000).  In February, 2005, Evans Road, LLC sold the building which was leased to the Company, and leased such building back from the buyer under a master lease.   Evans Road, LLC continues to lease the building, as master lessor, to the Company, under the terms and conditions described above.  During 2004, the Company paid Evans Road, LLC approximately $17,731 in rent and $8,865 as a security deposit.

During the six months ended June 30, 2005, the Company incurred an aggregate of $54,000 for lease payments for this new facility, and currently owes rent for the months of May and June, 2005.  A total of $17,730 for this rent is included in accounts payable.

The future minimum lease payments related to the lease as of June 30, 2005, are as follows:

2005	$54,000
2006	$108,000
2007	$108,000
2008	$108,000
2009	$108,000

Legal Proceedings –In or around April, 2004, the Company learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of the Company’s press releases and other public disclosures, and the trading in the Company’s securities.  The Company cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of its officers appear for testimony at the SEC’s offices.  On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony.  The Company understands that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports the Company filed with the SEC or in other public documents or disclosures, including statements about the efficacy of the Company’s primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in the Company’s securities.  The Company is continuing to cooperate fully in the SEC’s investigation, including producing additional documents, and making the Company’s officers and directors available for testimony before the SEC.  The Company understands that the SEC investigation is ongoing.  The SEC has not advised the Company of any specific action that it intends to take against the Company or any of its officers or directors or others, as a result of its investigation, which is still ongoing.  The Company is presently in discussions with the SEC staff concerning a possible consensual resolution of the investigation.  The Company can give no assurance as to the terms and conditions of any such resolution or whether it will be able to reach any consensual resolution of the investigation.  At the conclusion of the SEC’s investigation, if the SEC takes action against the Company or its officers and directors, such action will have a material adverse effect on the Company.

NOTE 8 - SUBSEQUENT EVENTS

Conversion of Debt to Equity – on July 8, 2005, the Company’s CEO/majority shareholder agreed to convert an aggregate of approximately $538,000 of indebtedness owing to him by the Company into 5,000,000 shares of common stock and warrants to purchase 6,250,000 shares of common stock, at a per share exercise price of $.15, for a term of three years.  As a result of this transaction, the Company’s indebtedness to Mr. Baer was reduced from $1,283,000 to $745,000.  On July 11, 2005, the Company filed a Form 8-K Current Report reporting this transaction.  The Company expects that it will incur non-cash charges in connection with this conversion.

In July, 2005, the Company sold 2,950,000 shares of common stock and warrants to purchase 3,687,500 shares of common stock, for aggregate consideration, of $295,000.  The warrants are immediately exercisable, have a term of three years and an exercise price of $.10 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations for the three and six months ended June 30, 2005 and June 30, 2004.

Net Sales.  Net sales for the three and six months ended June 30, 2005 were $5,031 and $13,329, respectively, as compared to $8,135 and $17,657 for the comparable periods in 2004.  These sales reflect principally revenues from the ProAlgaZyme product.  The ProAlgaZyme product has also been marketed under the name “AlphaSystem Replenisher” (“ASR”).

Throughout 2004 and most of the six months ended June 30, 2005, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme product, contributing to a low level of net sales.  Although the ProAlgaZyme product is available for sale and we are exploring various potential marketing opportunities, we are not currently advertising the product and expect only limited sales revenue until at least 2006.  We believe that our ability to generate sales of the ProAlgaZyme product will depend upon, among other things, further characterization of the product, identification of its method of action and advertising.  We are currently in the process of pursuing testing necessary to characterizing the product and identifying its method of action.

While we released the ReplenTish product during the first quarter of 2004, our lack of funds has substantially hindered our ability to implement an effective advertising and marketing campaign for ReplenTish.  To date, there have been only minimal sales of the ReplenTish product.  We have suspended sales and marketing of the ReplenTish product.  Thus, we expect no revenue from our ReplenTish product for the foreseeable future.

In addition, we announced in September, 2004 that we were unable to proceed at that time with our earlier plans for the 2004 release of our Zodiac Herbal Vitamins products.  Subsequently, we abandoned the Zodiac product line.

Until we raise sufficient capital to fund necessary marketing and advertising, we may not have any meaningful sales revenue.  Even if we are able to fund an advertising and marketing program, we cannot be sure that such a program will lead to an increase in our sales revenue.

Cost of Sales.  Total Cost of Sales was $32,409 and $47,641 for the three and six months ended June 30, 2005, respectively, as compared to $25,793 and $39,542 for the comparable periods in 2004.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the proteolytic enzyme within the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.

Gross Profit.  Total Gross Profit was a negative $27,378 and negative $34,312 for the three and six months ended June 30, 2005, respectively, as compared to negative $17,658 and negative $21,885 for the comparable periods in 2004.  The negative gross profit for the reported periods is due to limited sales, leading to cost of sales – much of which reflects relatively fixed production expenses for the ProAlgaZyme product - exceeding sales revenues.  If we are able to realize a significant increase in sales, it is expected that Gross Profit will become positive.  However, we cannot assure you that we will achieve an increase in sales.

Research and Development Expenses.   For the three and six months ended June 30, 2005, we incurred $5,917 and $32,150 on research and development expenses, respectively, as compared to $49,426 and $143,468 for the comparable periods in 2004.  These expenses are comprised of costs associated with internal and external research.  The significant curtailment of research and development spending was due primarily to a lack of available funds.

As previously disclosed, the two major external clinical studies that we had undertaken were terminated.

We recently commissioned an external study to determine whether ProAlgaZyme is effective in reducing the level of CRP.  The cost of this study is expected to be approximately $29,000, of which $10,000 has been paid.  This $10,000 is reflected in prepaid expenses.

In addition, we have recently engaged several third parties to conduct testing directed toward characterization of the product and determining its method of action.  Subject to the availability of sufficient funding, we plan to continue these research and development activities during the balance of 2005.  Historically, we have been funded by our majority shareholder/CEO and through external sources.  We have in the past had difficulty raising funds from external sources; however, we recently raised a limited amount of capital.  Mr. Baer is not currently in a position to make further advances to us.  We may not be able to raise the funding that we need to continue our research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its efficacy will be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan.

Selling and Marketing Expenses. Selling and marketing expenses were $17,090 and $40,428 for the three and six months ended June 30, 2005, respectively, as compared to $59,024 and $105,790 for the comparable periods in 2004.  The decrease in selling and marketing expenses is due primarily to a decrease in advertising due to a lack of available funds.

Due to a lack of funding, we have been forced to terminate all advertising related activities.  However, we intend to direct our selling efforts to existing ProAlgaZyme users.  The termination of advertising related activities has had and will continue to have a material adverse effect on future sales revenue and operating income.

General and Administrative Expenses. General and administrative expense was $290,327 and $547,325 for the three and six months ended June 30, 2005, respectively, as compared to $287,995 and $1,756,079 for the comparable periods in 2004.  The decrease in general and administrative expenses for the six months ended June 30, 2005, compared to the comparable 2004 period, was due primarily to the absence of any significant stock award to the CEO.  During the six months ended June 30, 2004, the CEO received 150,000 shares of stock valued at $810,000.

In connection with Mr. Baer’s conversion of debt to equity in July, 2005, we expect to incur non-cash charges.  See “Liquidity and Capital Resources”.

Financing Costs.  We incurred $35,212 in interest expense on the note payable to our majority shareholder/CEO.

Liquidity and Capital Resources

The condensed consolidated financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

We have had virtually no revenue (approximately $5,000 for the three months ended June 30, 2005) and have incurred significant net losses since inception, including a net loss of $317,006 during the three months ended June 30, 2005 and an aggregate net loss of $5,100,344 since inception.  We expect only limited sales revenue until at least 2006.  Further, since inception, we have incurred negative cash flow from operations.  During the six months ended June 30, 2005, we incurred negative cash flows from operations of $828,000.  As of August 1, 2005, we had a cash balance of $267,000.  We had a working capital deficiency of $1,519,502 and a stockholders’ deficit of $1,497,031 as of June 30, 2005.  After giving effect to the conversion by our majority shareholder/CEO of $538,000 into common stock and warrants on July 8, 2005, the working capital deficiency would be reduced by $538,000.  Although we have recently raised a limited amount of capital, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business.  We have been largely dependent upon Howard R. Baer, our majority shareholder/CEO, and external sources for funding.  Mr. Baer does not presently have the ability to provide us with further advances and, although we recently raised a limited amount of capital, we have in the past had great difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.  If we are not able to obtain additional funding in the near term, we will probably be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

During the six months ended June 30, 2005, our operating activities used approximately $828,000 in cash, and we received $829,000 in new funding from our majority shareholder/CEO, Mr. Howard R. Baer.  In addition, we received gross proceeds from equity sales of $248,000 during the three months ended June 30, 2005.  During July, 2005, we received an additional $295,000 from equity sales.  From inception to June 30, 2005, we received approximately $1,530,000 in advances from our majority shareholder/CEO, Mr. Howard R. Baer, and approximately $1,000,000 in net proceeds from private sales of our equity securities.  In addition, we received loans in the aggregate amount of $150,000 during November and December, 2004; these loans were secured by a lien and security interest on certain real property owned by Mr. Baer, and were payable on or before February 26, 2005.  On February 15, 2005, these loans were repaid in full.  Mr. Baer advanced us the funds to repay the loans.

As noted above, Mr. Baer has advanced us an aggregate of approximately $1,530,000 from inception to July 21, 2005, including an aggregate of $829,000 since the commencement of 2005.  Since inception, we have repaid Mr. Baer a total of $280,000, resulting in our being indebted to Mr. Baer in the aggregate amount of $1,244,744 as of July 8, 2005.  On February 15, 2005, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”), in connection with Mr. Baer advancing to us $364,000, for our benefit and that of our wholly-owned subsidiary, Health Enhancement Corporation (“HEC”).  Immediately prior to entering into the Loan Documents, we were indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances.  Following Mr. Baer’s advance of $364,000 on February 15, 2005, we were indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to June 30, 2005, Mr. Baer has advanced us an additional $397,385 for our benefit and that of HEC.  On March 25, 2005, we, Mr. Baer and HEC executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.

Accordingly, at July 8, 2005, the Note was in the principal amount of $1,244,744.  On July 8, 2005, Mr. Baer converted an aggregate of $538,000 of indebtedness (consisting of $500,000 in principal and $38,000 of interest) we owed him into 5,000,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock, at an exercise price of $.15 per share.  After giving effect to the conversion, we owed Mr. Baer approximately $745,000 in principal.  We expect to incur non-cash charges in connection with this conversion.  The Note bears interest at the rate of 10% per annum.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, we, in order to secure our obligations under the Note, granted Mr. Baer a security interest in all our assets that are related to the ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to us by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to us.

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

We estimate that we will require approximately 750,000 in cash over the next twelve months in order to fund our operations, not including legal fees in connection with the investigation by the Securities and Exchange Commission (see below).  Based on this cash requirement, we have a near term need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources.  In addition to external sources, we have been dependent for our funding on advances from our majority shareholder/CEO, Mr. Howard R. Baer.  Mr. Baer is not in a position to provide us with additional funds.  We cannot assure you that Mr. Baer will, in the future, be able or willing to advance us additional funds.  Nor can we assure you that we will be able to obtain from external sources the funds that we need to continue our operations.  If we are not able to raise additional funds in the near term, we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

As described in Part I, Item 3 of this Report, we are subject to an ongoing formal investigation by the Securities and Exchange Commission.  The cost of legal representation in connection with this investigation has been, and will continue to be, substantial, until the matter is resolved.  As of June 30, 2005, the Company had incurred legal fees and costs of approximately $489,000 in connection with this matter.  We expect that we will continue to incur significant legal fees in connection with the investigation.  The cash that will be required to pay these fees is in addition to the cash requirements described in the preceding paragraph.

If we do not raise additional capital or generate positive cash flows from operations in the near term, we may not be able to continue our operations.  Given the difficulty we have had raising substantial capital from external sources, and Mr. Baer’s present inability to advance further funds to us, there is substantial doubt about our ability to continue as a going concern.

Plan of Operation

All of our operational planning is currently subject to the limitations resulting from our limited availability of capital (see “Liquidity and Capital Resources”).  The following plans assume that we will be able to generate – either from cash flows or equity or debt financing - a level of liquidity sufficient to support our planned activities.  As disclosed herein, we have had difficulty raising substantial amounts of capital.

Research

Our primary emphasis throughout 2004 was on refinement of the ProAlgaZyme product and on bio-chemical analyses and internal and external clinical studies associated with the product.  We have spent an aggregate amount of $280,222 since our inception on research and development.  Of this amount, $116,948 has been spent on internal research, mainly involved in the conduct of in-house testing and development of the ProAlgaZyme product and in conducting both ‘in vitro’ and ‘in vivo’ testing of ProAlgaZyme.  Since inception, $163,274 has been expended on external, clinically-based testing of ProAlgaZyme, conducted on both humans and animals.  To date, all of these amounts have been directly expensed as they have been incurred.

We recently terminated two major external studies.  The study being conducted by Marshall-Blum was terminated because Marshall-Blum was not able to recruit the specified number of participants (60).  The studies being conducted by MLA Industries were terminated due to our lack of funding.  We still owe approximately $11,000 in connection with the two studies that have been terminated.  The Company recently commissioned an external study to determine whether ProAlgaZyme is effective in reducing the level of CRP.  The cost of this study is expected to be approximately $29,000, of which $10,000 has been paid.

In addition, we have recently engaged several third parties to conduct testing directed toward characterization of the product and determining its method of action.  Subject to the availability of sufficient funding, we plan to continue these research and development activities during the balance of 2005.  Historically, we have been funded by our majority shareholder/CEO and through external sources.  We have in the past had difficulty raising funds from external sources; although we recently raised a limited amount of capital from outside sources.  Mr. Baer is not currently in a position to make further advances to us.  We may not be able to raise the funding that we need to continue our research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its efficacy will be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan.

Subject to the availability of sufficient funding, we expect to make additional expenditures over the next 12 months for research and development in the amount of $150,000.  These expenditures will also need to be met from external funding sources.  As disclosed above, we have had difficulty raising funds from external sources, and Mr. Baer is not currently in a position to make further advances to us.  Thus, we may not be able to raise the funding that we need to continue our research and development activities.  In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our external research activities, in which case, our ability to market ProAlgaZyme with objective clinical support for its efficacy, will continue to be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan.

Sales and Marketing

Although we are pursuing various potential opportunities with respect to the distribution of ProAlgaZyme, due to a lack of available funding, we have been forced to terminate all advertising related activities.  However, we intend to direct our selling efforts to existing users of ProAlgaZyme.  The termination of advertising related activities has had and will continue to have a material adverse effect on future sales revenue and operating income.

Planned Expenditure on Plant and Equipment.  The lease of our production facility expired in June, 2004, and we obtained an extension of such lease in order to enable us to locate suitable new space.  On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by Mr. Baer), under which we lease approximately 5,000 sq. ft. for a new corporate headquarters and production facility.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  Evans Road, LLC expended approximately $106,000 on building improvements in order to meet our requirements for this facility.  The lease has a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provides for base monthly rent in the amount of $8,700 plus monthly taxes in the amount of $165 (annual base rent and taxes are approximately $106,000).  In February, 2005, Evans Road, LLC sold the building which was leased to us, and leased such building back from the buyer under a master lease.   Evans Road, LLC continues to lease the building, as master lessor, to us, under the terms and conditions described above.  During the second quarter of 2005, we paid Evans Road, LLC approximately $8,865 in rent and we owe $17,730 in unpaid rent.

We have no current plans to make material capital expenditures for equipment over the next twelve months.  However, we expect that there will be some expenses involved in the provision of additional and replacement equipment to make efficient use of the expanded facilities in our new location.  Our current production capacity is limited. If demand for our ProAlgaZyme product were to rise significantly and rapidly, in order to expand our production capacity to meet such demand, we would need to expend approximately $250,000 in capital expenditures, which we would need to obtain from external sources.  Accordingly, if we experience a significant and rapid increase in demand for our ProAlgaZyme product, we will be required to make material capital expenditures to be able to meet such demand.  As discussed above, we may not be able to obtain additional funding on favorable terms or at all.  If we are unable to obtain the funds we need to expand our production capacity, our ability to significantly increase our revenues will be materially and adversely affected.

As we have had virtually no revenue, we have been heavily reliant on Howard R. Baer and external sources to provide the funds necessary for our continued operation.  As disclosed above, Mr. Baer is not presently in a position to make further advances to us and we have had difficulty in raising substantial amounts of capital from external sources.  Unless and until sales revenues increase to a level where we are self-sustaining, this dependence upon Mr. Baer and upon external funding sources will continue, making our ability to fulfill our business plan highly problematical, at best.

Although we presently have a limited amount of cash, our lack of any substantial capital has had and will continue to have a material adverse affect on our ability to implement our business plan and continue as a going concern.  There is a significant risk that we will not be able to continue as a going concern and that you will lose your entire investment in our company.

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

Staffing: We have conducted all of our activities since inception with a minimum level of qualified staff.  We currently do not expect a significant increase in staff.  We recently hired a new president and a new chief accounting officer, in each case on a part-time basis.

Off-Balance Sheet arrangements: We have no off-Balance Sheet arrangements that would create contingent or other forms of liability.

Item 3. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the chief executive officer and the chief accounting officer, carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(3) and 15-d-15(3)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief accounting officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief accounting officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings – In or around April, 2004, the Company learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of the Company’s press releases and other public disclosures, and the trading in the Company’s securities.  The Company cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of its officers appear for testimony at the SEC’s offices.  On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony.  The Company understands that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports the Company filed with the SEC or in other public documents or disclosures, including statements about the efficacy of the Company’s primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in the Company’s securities.  The Company is continuing to cooperate fully in the SEC’s investigation, including producing additional documents, and making the Company’s officers and directors available for testimony before the SEC.  The Company understands that the SEC investigation is ongoing.  The SEC has not advised the Company of any specific action that it intends to take against the Company or any of its officers or directors or others, as a result of its investigation, which is still ongoing.  The Company is presently in discussions with the SEC staff concerning a possible consensual resolution of the investigation.  The Company can give no assurance as to the terms and conditions of any such resolution or whether it will be able to reach any consensual resolution of the investigation.  At the conclusion of the SEC’s investigation, if the SEC takes action against the Company or its officers and directors, such action will have a material adverse effect on the Company.

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

The lease of our production facility expired in June, 2004, and we obtained an extension of such lease in order to enable us to locate suitable new space.  On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by Mr. Baer), under which we lease approximately 5,000 sq. ft. for a new corporate headquarters and production facility.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  Evans Road, LLC expended approximately $106,000 on building improvements in order to meet our requirements for this facility.  The lease has a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provides for base monthly rent in the amount of $8,700 plus monthly taxes in the amount of $165 (annual base rent and taxes are approximately $106,000).  In February, 2005, Evans Road, LLC sold the building which was leased to us, and leased such building back from the buyer under a master lease.   Evans Road, LLC continues to lease the building, as master lessor, to us, under the terms and conditions described above.  During 2004, we paid Evans Road, LLC approximately $17,731 in rent and $8,865 as a security deposit.  During the second quarter of 2005, we paid $8,865 in rent to Evans Road, LLC, and we currently owe $17,730 in unpaid rent, as reflected in accounts payable.

We lease certain equipment from an entity owned by Mr. Baer.  During 2004, we made total lease payments of $9,114 to such entity.  The lease payments equal Mr. Baer’s debt service on the equipment.  Mr. Baer has stated that he intends to cause the equipment to be transferred to us, for no consideration, once the note is paid in full.  During the first six months ended June 30, 2005, we paid $1,538 in lease payments for this equipment.

We also lease a delivery van from Mr. Baer.  The lease payments equal Mr. Baer’s debt service on the vehicle.  Mr. Baer has stated that he intends to transfer the vehicle to us, for no consideration, once the note is paid in full.  As of December 31, 2004, there were no lease payments on this van payable to Mr. Baer.  During the six months ended June 30, 2005, we paid $7705 in lease payments to Mr. Baer for this vehicle.

We pay for advertising space on www.politics.com, an Internet site owned by Politics.com, Inc., an entity of which Mr. Baer is the Chairman and majority shareholder.  During 2004, we paid $13,750 to the entity for advertising space.  At December 31, 2004, there were no advertising fees payable to Politics.com.  No advertising fees were paid during the six months ended June 30, 2005.

As disclosed above, during the period from inception to December 31, 2004, Mr. Baer advanced $701,700 to us.  During the same period, he was repaid a total of $275,000 and there were adjustments to his advance account amounting to $11,341, leaving an outstanding balance of $415,359 due to Mr. Baer as of December 31, 2004.

On February 15, 2005, Mr. Baer advanced us $364,000, for our benefit and that of our wholly-owned subsidiary, Health Enhancement Corporation (“HEC”), and, in connection therewith, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”).  Immediately prior to entering into the Loan Documents, we were indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances he made to us, for the benefit of us and HEC.  Following Mr. Baer’s advance of $364,000 on February 15, we were indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to July 8, 2005, Mr. Baer has advanced the Company an additional $397,385 for our benefit and that of HEC.  On March 25, 2005, we, Mr. Baer and HEC executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.   Accordingly, at July 8, 2005, the Note was in the principal amount of $1,244,744.  On July 8, 2005, Mr. Baer to converted an aggregate of $538,000 of indebtedness (consisting of $500,000 in principal and $38,000 of interest) we owed him into 5,000,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock, at an exercise price of $.15 per share.  After giving effect to the conversion, we owed Mr. Baer approximately $745,000 in principal.  The Note bears interest at the rate of 10% per annum.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, in order to secure our obligations under the Note, we granted Mr. Baer a security interest in all our assets that are related to our ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to us by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to us.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization	(1)
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)
3.2	By-laws of the Company	(3)
10.04	Promissory Note, dated February 15, 2005, made by the Company in favor of Howard R. Baer	(4)
10.05	Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(4)
10.06	Patent Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(4)
10.07	Joinder Agreement and First Amendment, dated March 25, 2005, between the Company, Health Enhancement Corporation and Howard R. Baer	(4)
10.08	Subscription Agreement, dated July 29, 2005, between the Company and William J. Rogers, II
10.09	Common Stock Purchase Warrant of the Company issued to William J. Rogers, II and dated July 29, 2005
10.10	Subscription Agreement, dated July 8, 2005, between the Company and Howard R. Baer
10.11	Common Stock Purchase Warrant of the Company issued to Howard R. Baer and dated July 8, 2005
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: August 15, 2005

By:  /s/Howard R. Baer

Howard R. Baer

Chief Executive Officer

Date: August 15, 2005

By:  /s/Janet L. Crance

Janet L. Crance

Chief Accounting Officer

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization	(1)
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)
3.2	By-laws of the Company	(3)
10.04	Promissory Note, dated February 15, 2005, made by the Company in favor of Howard R. Baer	(4)
10.05	Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(4)
10.06	Patent Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(4)
10.07	Joinder Agreement and First Amendment, dated March 25, 2005, between the Company, Health Enhancement Corporation and Howard R. Baer	(4)
10.08	Subscription Agreement, dated July 29, 2005, between the Company and William J. Rogers, II
10.09	Common Stock Purchase Warrant of the Company issued to William J. Rogers, II and dated July 29, 2005
10.10	Subscription Agreement, dated July 8, 2005, between the Company and Howard R. Baer
10.11	Common Stock Purchase Warrant of the Company issued to Howard R. Baer and dated July 8, 2005
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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