Form 10QSB
period 2005-09-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2005-11-18
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ x ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

 There were 24,051,313 shares of common stock, $0.001 par value, outstanding at September 30, 2005.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]   No [X]

FORM 10-QSB

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I – FINANCIAL INFORMATION

F-1

Item 1.  Consolidated Financial Statements

F-1

Item 2. Management’s Discussion and Analysis or Plan of Operation

1

Item 3. Controls and Procedures

7

PART II – OTHER INFORMATION

8

Item 1.  Legal Proceedings

8

Item 2.  Unregistered Sales of Equity Securities

8

Item 5. Other Information

9

SIGNATURES

12

(Inapplicable items have been omitted)

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	our ability to raise the funds we need to continue our operations;

•	our objective to increase our revenues and become profitable;

•	regulation of our product;

•	our ability to expand the production of our product;

•	market acceptance of our product;

•	future testing of our product;

•	the anticipated performance and benefits of our product;

•	our financial condition or results of operations.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY
[A Development Stage Company]
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2005

ASSETS
CURRENT ASSETS:
Cash	$ 10,574
Inventories	2,581
Prepaid Expenses	6,562
Total Current Assets	19,717
Property and Equipment, Net	3,113
OTHER ASSETS:
Definite-life intangible Assets, net	13,425
Deposits	8,865
Total Other Assets	22,290

$ 45,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$ 58,916
Note Payable, Shareholder	690,199
Loans Payable, Other	20,000
Accrued Payroll and Payroll Taxes	243,616
Accrued Liabilities	469,141
Total Current Liabilities	1,481,872

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
24,051,313 issued and outstanding	24,051
Additional Paid-In Capital	8,031,774
Deficit accumulated during the development stage	(9,492,577)
Total Stockholders’ Deficit	(1,436,752)

$ 45,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From Inception
	For the Three	For the Three	For the nine	For the nine	on October 9,
	Months Ended	Months Ended	Months Ended	Months ended	2003 through
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2005

NET SALES	$ 22,409	$ 18,759	$ 40,066	$ 32,088	$ 81,434

COST OF SALES	27,418	31,099	66,960	78,740	155,752

GROSS (LOSS)	(5,009)	(12,340)	(26,894)	(46,652)	(74,318)

OPERATING EXPENSES:
Selling	103,175	19,289	208,965	59,717	318,880
General and Administrative	402,418	1,544,871	2,158,497	2,092,196	5,229,943
Research and Development	34,700	35,103	178,168	67,253	315,326
Impairment Loss	405,000	-	730,000	-	730,000
Vendor settlements	-	-	-	(48,800)	(48,800)
Inventory Write-downs	-	-	-	-	8,966

Total Operating Expense	945,293	1,599,263	3,275,630	2,170,366	6,554,315

LOSS FROM OPERATIONS	(950,302)	(1,611,603)	(3,302,524)	(2,217,018)	(6,628,633)

OTHER (EXPENSE)
Finance Costs Paid In Stocks and Warrants	-	-	-	(30,000)	(45,000)
Finance Costs Paid in Stocks and Warrants -Related Party	-	(2,758,216)	-	(2,758,216)	(2,758,216)
Interest Expense	(445)	(2,801)	(445)	(4,598)	(5,903)
Interest Expense - Related Party	-	(19,613)	-	(54,825)	(54,825)

Total Other (Expense)	(445)	(2,780,630)	(445)	(2,847,639)	(2,863,944)

NET LOSS	$ (950,747)	$ (4,392,233)	$ (3,302,969)	$ (5,064,657)	$ (9,492,577)

NET LOSS PER SHARE -
BASIC AND DILUTED	($0.08)	($0.19)	($0.30)	($0.32)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	12,012,704	22,764,522	11,151,174	15,964,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine	For the nine	October 9, 2003
	Months Ended	Months Ended	Through
	September 30, 2004	September 30, 2005	September 30, 2005
Cash Flows for Operating Activities:
Net Loss	$ (3,302,969)	$ (5,064,657)	$ (9,492,577)
Adjustments to reconcile net loss to net cash used by operating activities
Stock issued for services rendered	1,065,252	595,745	2,157,666
Stock and warrants issued in lieu of salary to related party		244,644	244,644
Warrants granted for services rendered	260,000	-	260,000
Finance costs paid in stocks and warrants – related party		2,758,216	2,758,216
Impairment loss	730,000	-	730,000
Depreciation and amortization	352	567	1101
Amortization of deferred financing costs	-	30,000	45,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,224)	-	-
(Increase) decrease in inventories	(3,368)	(18)	2,632
(Increase) decrease in prepaid expenses	(20,646)	4,060	(6,562)
Increase (decrease) in accounts payable	186,677	(347,936)	58,916
Increase in accrued payroll and payroll taxes	-	149,693	263,822
Increase in accrued liabilities	116,085	457,691	507,093
Decrease in customer deposits	(836)	-	-
Net Cash (Used) by Operating Activities	(970,677)	(1,171,995)	(2,470,049)

Cash Flows from Investing Activities:
Capital expenditures	-	(3,139)	(3,139)
Payments for definite-life intangible assets	(14,500)	-	(14,500)
Payments for deposits	-	-	(8,865)
Net Cash (Used) by Investing Activities	(14,500)	(3,139)	(26,504)

Cash Flow from Financing Activities:
Proceeds from shareholder advances	486,657	836,035	1,537,735
Payment of shareholder advances	(275,000)	(61,195)	(347,536)
Proceeds from other borrowings	20,000	-	170,000
Payments of other borrowings	-	(150,000)	(150,000)
Payment of fees in connection with sale of common stock
and warrants	(296,117)	(23,750)	(319,867)
Proceeds from sale of common stock and warrants	1,049,295	567,500	1,616,795
Net Cash Provided by Financing Activities	984,835	1,168,590	2,507,127

Increase (Decrease) in Cash	(342)	(6,544)	10,574

Cash at Beginning of Period	895	17,118	-

Cash at End of Period	$ 553	$ 10,574	$ 10,574
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 445	$ 4,597	$ 4,597
Income Taxes	$ -	$ -	$ -

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

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[CONTINUED]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period October 9, 2003 (inception) through December 31, 2003:

Health Enhancement Corporation (“Subsidiary”) was organized under the laws of the State of Nevada on October 9, 2003.  On November 21, 2003, Health Enhancement Products, Inc. (the “Company”) acquired Subsidiary pursuant to an Agreement and Plan of Reorganization signed October 30, 2003.  The agreement called for the Company to issue 9,000,000 shares of its common stock to the shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s common stock, as a result of which Subsidiary became a wholly-owned subsidiary of the Company.  The Company’s acquisition of Subsidiary has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary, and the operations of the Company prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception

The Company issued 9,000,000 shares as part of its Plan of Reorganization, and issued an additional 153,334 shares of common stock for services valued at $499,669.

The CEO of the Company contributed inventory with a carryover basis of $5,213.

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

For the nine months ended September 30, 2005:

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

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[CONTINUED]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2005 (Continued):

The Company issued a promissory note to the Company’s CEO in the original principal amount of $847,359, thereby recharacterizing the amounts payable from advances payable to note payable.  The CEO was issued 5,000,000 shares of common stock valued at $1,500,000 as consideration for repayment of $500,000 principal and $37,951 accrued interest.  The CEO was also issued warrants to purchase 6,250,000 shares of Common Stock, at an exercise price of $.15 per share.  The Company recognized $962,049 as non-cash financing costs relating to the common stock and $1,796,167 as non-cash financing costs relating to the warrants.

The Company granted warrants to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share, for a term of two years, as finder’s fees in connection with the sale of 2,000,000 shares of common stock, for gross proceeds of $200,000.  The warrants were valued at $265,000 using the Black-Scholes pricing model.

The Company issued 200,000 shares of common stock valued at $200,000 as a finder’s fee in connection with the sale of common stock.

The Company issued 202,060 shares of common stock valued at $119,215 to a former officer (who is the son of the CEO) as consideration for payment of accrued salaries of $20,206.  The Company also issued the former officer warrants to purchase 252,575 shares of common stock, at an exercise price of $.10 per share for a term of three years.  The warrants were valued at $145,635 using the Black-Scholes pricing model.  The Company recognized $244,644 as non-cash compensation expense in the current period.

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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005, or any other period.

The Company incurred net losses of $5,064,657 for the nine months ended September 30, 2005.  In addition, the Company had a working capital deficiency of $1,462,155 and a stockholders’ deficit of $1,436,752 at September 30, 2005.  During the nine months ended September 30, 2005, the Company relied heavily for financing on its CEO, Mr. Howard R. Baer, receiving an aggregate total of $775,000 in advances from him, net of repayments.  However, Mr. Baer is not presently in a position to provide further advances to the Company.  These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Certain items in these condensed consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2 - INVENTORIES

Inventories at September 30, 2005 consist of the following:

Finished goods

$

2,339

Raw Materials

 242

_______________

$

2,581

============

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at September 30, 2005 consist of the following:

Patent applications in process

$

14,500

Less: Accumulated amortization

                1,075

$            13,425

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 20 year estimated useful lives of the assets, with no residual value.  Amortization expense for the three months ended September 30, 2005 was $180.  The Company estimates that their amortization expense for each of the next five years will be approximately $720 per year.

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

The indefinite-life intangible assets at September 30, 2005 were as follows:

Trademarks and formulas for Zodiac Herbal Vitamins

$   365,000

Trademarks and formulas for Zodiac Herbal Teas

   365,000

   730,000

Less:  Impairment Losses

   730,000

  $           0

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common Stock

In October 2003, in connection with its organization, Health Enhancement Corporation issued 9,000,000 shares of its previously-authorized but unissued common stock (6,418,950 of which were issued to  the CEO of the Company) for research and development valued at $9,000 (or $0.001 per share).

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

In December 2003, the Company issued a total of 153,334 shares of its previously-authorized but unissued common stock for services rendered as follows: 31,250 to the CEO of the Company, 19,792 to a then officer of the Company, who is a relative of the CEO of the Company, 23,125 to a then officer of the Company, and 79,167 shares to several unrelated third parties.  These shares were valued at $490,669 (or $3.20 per share), based on the quoted price of the Company’s common stock on the date of issuance.

On January 8, 2004, the Company issued 200,000 shares of its previously-authorized but unissued common stock for the trademarks and formulas for Zodiac Herbal Vitamins and Zodiac Herbal Teas.  These shares were valued at $730,000 (or $3.65 per share), based on the quoted price of the Company’s common stock on the date of issuance.

On February 10, 2004, under a Form S-8 Registration Statement, the Company issued 150,000 shares of its previously-authorized but unissued common stock to the CEO of the Company for services rendered.  These shares were valued at $810,000 (or $5.40 per share), based on the quoted price of the Company’s common stock on the date of issuance.

In March 2004, the Company issued 85,084 shares of its previously-authorized but unissued common stock for services rendered as follows: 25,000 to the Company’s CEO, 9,584 to a then officer of the Company who is a relative of the Company’s CEO, 6,250 to a then officer of the Company, and 44,250 shares to several unrelated third parties.  These shares were valued at $255,252 (or $3.00 per share), based on the quoted price of the Company’s common stock on the date of issuance.

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

In November 2004, the Company entered into two Promissory Notes for an aggregate total of $150,000, under which it issued 75,000 shares of its previously-authorized but unissued common stock.  The Notes were secured by a lien and security interest on certain property of the Company’s CEO, Mr. Howard R. Baer, and were payable on or before February 26, 2005.  These shares were valued at $45,000 (or $0.60 per share), based on the quoted price of the Company’s common stock on the date of issuance.  The Promissory Notes were fully repaid on February 15, 2005.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ DEFICIT [Continued]

From June through August, 2005 the Company sold 5,675,000 shares of its common stock, $.001 par value (“common stock”), and warrants to purchase 7,093,750 shares of common stock (“warrants”), for an aggregate purchase price of $567,500.  The warrants are immediately exercisable, have an exercise price of $.10 per share and a term of three years.  In connection with this private placement, the Company incurred a cash finder’s fee of $23,750 and has issued, as a finder’s fee, 200,000 shares of common stock valued at $200,000 and a warrant to purchase 1,000,000 shares of common stock, at a price of $.10 per share, for a term of two years.  Such warrants were valued at $265,000, using the Black-Scholes pricing model.

During the quarter ended September 30, 2005, the Company issued 460,000 shares of common stock valued at $455,000 to various individuals and entities for services rendered (excluding the 200,000 shares issued as finder’s fees).  Such amount has been charged to operations in the current period.  All shares of common stock issued for services were valued at the quoted price for the common stock on the applicable valuation date.

Capital Contribution - In November 2003, the Company’s CEO contributed inventory with a carryover basis of $5,213 to the Company.

Stock Split - On November 11, 2003, the Company effected a 2-for-1 forward stock split.  The financial statements for all periods presented have been restated to reflect this stock split.

Warrants - In February 20, 2004, the Company issued 50,000 warrants for the purchase of the Company’s common stock, at an exercise price of $3.75 per share for services rendered.  These warrants were valued at $260,000.  The warrants vested immediately and are exercisable for three years.  At September 30, 2005, none of these warrants had been exercised, forfeited or cancelled.

In June and July, 2004, as part of the above-described private placement, the Company issued warrants for the purchase of an aggregate of 445,000 shares of the Company’s common stock, at an exercise price of $3.00 per share.  The warrants were immediately exercisable and expire on June 30, 2006.  At September 30, 2005, none of these warrants had been exercised, forfeited or cancelled.

From June through August, 2005, as described above, the Company issued warrants to purchase 7,093,750 shares of the Company’s Common Stock, at an exercise price of $.10 per share.  The Warrants were immediately exercisable and have a term of 3 years.  At September 30, 2005, none of these Warrants had been exercised, forfeited or cancelled.  In addition, as described above, in connection with this private placement, the Company issued, as a finder’s fee, a warrant to purchase 1,000,000 shares of common stock, at a price of $.10 per share, for a term of two years (in addition to a $23,750 cash finder’s fee).  The Company also issued 200,000 shares of common stock as a finder’s fee (valued at $200,000).

On July 29, 2005, the Company issued 250,000 common stock purchase warrants, at an exercise price of $.10 per share, to a consultant for services rendered.  The warrants have been valued at $140,745 using the Black-Scholes pricing model and have been charged to operations in the current period.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ DEFICIT [Continued]

A summary of the status of the Company’s warrants is presented below.

     Weighted Average

        Shares

          Exercise Price

Outstanding – January 1, 2004

-

$

                -

Granted (Services)

50,000

3.75

Granted (Private Placement)

      445,000

        3.00

Outstanding at December 31, 2004

495,000

$

3.08

==========

        =======

Granted (Private Placement)

7,093,750

   .10

Granted (Finder’s Fee)

1,000,000

.10

Granted (Debt Conversion) – Related Party

6,250,000

.15

Granted (Consultant’s Fees)

250,000

.10

Granted (Salary Conversion)

       252,575

          .10

Outstanding at September 30, 2005

15,341,325

$

.22

==========

        =======

The fair value of each warrant granted for services is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions for grants in 2004 and 2005: risk-free interest rate of 2.25% and 3.1%, expected dividend yield of zero, expected lives of three years and 2.5 years, and expected volatility of 633% and 214%, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accrued Liabilities – Included in Accrued Liabilities at September 30, 2005 is $16,874 in accrued interest related to a note payable to the Company’s CEO.

Shareholder Advances and Notes Payable - During the period from inception to December 31, 2004, the Company’s CEO advanced $701,700 to the Company.  During the same period, the Company repaid him a total of $275,000 and there were net adjustments to his advance account of negative $11,341, leaving an outstanding balance of $415,359 due to the CEO at December 31, 2004.  During the quarter ended March 31, 2005, the CEO advanced the Company an additional $516,385. During the quarter ended June 30, 2005, the CEO advanced an additional $313,000, resulting in a principal balance owing of $1,244,744.  There have been no advances since June 30, 2005.  As described below, the CEO converted, on July 8, 2005, $538,000 of indebtedness, consisting of $500,000 in principal and $38,000 in accrued interest, into common stock and warrants to purchase common stock.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [continued]

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

The Company recognized finance costs of approximately $962,000 in connection with the issuance of the 5,000,000 shares of common stock.  In addition, finance costs of approximately $1,796,000 were recognized in connection with the issuance of the 6,250,000 warrants.  The warrants were valued using the Black-Scholes pricing model with the following assumptions:  risk-free interest rate of 3.1%, expected dividend yield of zero, expected life of three years and expected volatility of 214.45%.  The Company believes that under applicable accounting principles, the common stock and the warrants issued in connection with the conversion of $538,000 of indebtedness are required to be valued based on the quoted price of the common stock and the Black-Scholes pricing model, respectively.  During June through August of 2005, the Company was engaged in a private offering of common stock and warrants to unrelated third parties.  The $538,000 of indebtedness was converted into common stock and warrants on terms similar to the terms of the private placement.

During the quarter ended September 30, 2005, the Company repaid Mr. Baer $56,195 in principal outstanding under the Note.  At September 30, 2005 the outstanding principal balance was $690,199.

Management Compensation - During the nine months ended September 30, 2005, the Company paid $57,750 in management compensation to the CEO for services rendered.  An additional $90,750 is due the CEO for back salary and is included in accrued payroll.

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

During the nine months ended September 30, 2005, the Company incurred an aggregate of $79,787 for lease payments for this new facility.

The future minimum lease payments related to the lease as of September 30, 2005, are as follows:

2005	$26,595
2006	$108,000
2007	$108,000
2008	$108,000
2009	$108,000

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

On November 11, 2005, the Company entered into an Agreement with Suarez Corporation Industries, a diversified distribution company (“Suarez”).  Under the terms of the Agreement, Suarez will test market the Company’s ProAlgaZyme product for about six weeks.  Suarez will purchase from the Company any ProAlgaZyme product it requires for its test marketing activities.  If Suarez determines that the test marketing was successful, the Company and Suarez will endeavor to negotiate an exclusive agreement under which Suarez will purchase the Product from the Company and resell it as a weight-loss product.

As of November 11, 2005, in consideration for consulting services, the Company agreed to issue warrants to purchase an aggregate 1,250,000 shares of common stock, at an exercise price of $.10 per share for a term of three years.  1,000,000 of these warrants are in consideration for services rendered and to be rendered from July 1, 2005 until June 30, 2006.  The remaining 250,000 warrants are in consideration for services rendered from July 1, 2005 through September 30, 2005.  In connection with this transaction, the Company has accrued and charged to operations, $342,830 for the period July 1, 2005 to September 30, 2005.

In October 2005, the Company raised $150,000 from the private sale of an aggregate of 250,000 shares of common stock and warrants to purchase 500,000 shares of common stock, of which 250,000 are exercisable at $1.50 per share and the remaining 250,000 are exercisable at $2.25 per share.  The Company paid a finder’s fee of $15,000 in connection with this sale of securities.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations for the three and nine months ended September 30, 2005 and September 30, 2004.

Net Sales.  Net sales for the three and nine months ended September 30, 2005 were $18,759 and $32,088, respectively, as compared to $22,409 and $40,066 for the comparable periods in 2004.  These sales reflect exclusively revenues from the ProAlgaZyme product.  The ProAlgaZyme product has also been marketed under the name “AlphaSystem Replenisher” (“ASR”).

Throughout 2004 and most of the nine months ended September 30, 2005, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme product, contributing to a low level of net sales.  Although the ProAlgaZyme product is available for sale and we are exploring various potential marketing opportunities, we are not currently advertising the product and expect only limited sales revenue until at least 2006.  We believe that our ability to generate sales of the ProAlgaZyme product will depend upon, among other things, further characterization of the product and identification of its method of action, as well as advertising.  The testing necessary to further characterizing the product and identifying its method of action is ongoing.

While we released the ReplenTish product during the first quarter of 2004, our lack of funds has substantially hindered our ability to implement an effective advertising and marketing campaign for ReplenTish.  There were only minimal sales of the ReplenTish product.  We have suspended sales and marketing of the ReplenTish product.  Thus, we expect no revenue from our ReplenTish product for the foreseeable future.

In addition, we announced in September, 2004 that we were unable to proceed at that time with our earlier plans for the 2004 release of our Zodiac Herbal Vitamins products.  Subsequently, we abandoned the Zodiac product line.

On November 11, 2005, the Company entered into an Agreement with Suarez Corporation Industries, a diversified distribution company (“Suarez”).  Under the terms of the Agreement, Suarez will test market the Company’s ProAlgaZyme product for about six weeks.  Suarez will purchase from the Company any ProAlgaZyme product it requires for its test marketing activities.  If Suarez determines that the test marketing was successful, the Company and Suarez will endeavor to negotiate an exclusive agreement under which Suarez will purchase the Product from the Company and resell it as a weight-loss product.  Although we are hopeful that our Agreement with Suarez will ultimately lead to a meaningful increase in our sales revenue, we cannot be sure that Suarez will be successful in marketing our product under its private label.

Until we raise sufficient capital to fund necessary marketing and advertising, we may not have any meaningful sales revenue.  Even if we are able to fund an advertising and marketing program, we cannot be sure that such a program will lead to an increase in our sales revenue.

Cost of Sales.  Cost of Sales was $31,099 and $78,740 for the three and nine months ended September 30, 2005, respectively, as compared to $27,418 and $66,960 for the comparable periods in 2004.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the proteolytic enzyme within the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.

Gross Profit.  Gross Profit was a negative $12,340 and negative $46,652 for the three and nine months ended September 30, 2005, respectively, as compared to negative $5,009 and negative $26,894 for the comparable periods in 2004.  The negative gross profit for the reported periods is due to limited sales, leading to cost of sales – much of which reflects relatively fixed production expenses for the ProAlgaZyme product - exceeding sales revenues.  If we are able to realize a significant increase in sales, it is expected that Gross Profit would become positive.  However, we cannot assure you that we will achieve an increase in sales.

Research and Development Expenses.   For the three and nine months ended September 30, 2005, we incurred $35,103 and $67,253 on research and development expenses, respectively, as compared to $34,700 and $178,168 for the comparable periods in 2004.  These expenses are comprised of costs associated with internal and external research.  The significant curtailment of research and development spending was due primarily to a lack of available funds.  We increased our research and development activity during the quarter ended September 30, 2005, compared with the quarter ended June 30, 2005.

We recently commissioned an external study to determine whether ProAlgaZyme is effective in reducing the level of CRP.  The cost of this study is expected to be approximately $29,000, of which $10,000 has been paid.

In addition, we have recently engaged several third parties to conduct testing directed toward further characterization of the product and determining its method of action.  Subject to the availability of sufficient funding, we plan to continue these research and development activities during the balance of 2005.  Historically, we have been funded by our CEO and through external sources.  We have in the past had difficulty raising funds from external sources; however, we recently raised a limited amount of capital.  Mr. Baer, our CEO, is not currently in a position to make further advances to us.  We may not be able to raise the funding that we need to continue our research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its efficacy will be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan.

Selling and Marketing Expenses. Selling and marketing expenses were $19,289 and $59,717 for the three and nine months ended September 30, 2005, respectively, as compared to $103,175 and $208,965 for the comparable periods in 2004.  The decrease in selling and marketing expenses is due primarily to a decrease in advertising due to a lack of available funds.

Due to a lack of funding, we have been forced to terminate all advertising related activities.  However, we intend to direct our selling efforts to existing ProAlgaZyme users.  In addition, we are exploring the establishment of additional distribution channels for ProAlgaZyme.  The termination of advertising related activities has had and will continue to have a material adverse effect on future sales revenue and operating income.

General and Administrative Expenses. General and administrative expense was $1,544,871 and $2,092,196 for the three and nine months ended September 30, 2005, respectively, as compared to $402,418 and $2,158,497 for the comparable periods in 2004.  The approximate $1.1 million increase in general and administrative expenses for the three months ended September 30, 2005 (as compared with the comparable prior period) was due primarily to a $1.3 million increase in non-cash stock based compensation to employees and consultants (includes $342,000 in non-cash stock based charges accrued), partially offset by a $75,000 decrease in salary expense.  The approximate $66,000 decrease in general and administrative expenses for the nine months ended September 30, 2005 (as compared with the comparable price period) was due primarily to a $150,000 decrease in salaries, partially offset by increased professional fees ($55,000) and rental expense ($38,000).

Finance Costs Paid in Stocks and Warrants.  During the quarter ended September 30, 2005, we incurred approximately $2.8 million in non-cash finance costs paid in stocks and warrants.  Excluding the effect of these non-cash finance costs, our net loss for the three and nine months ended September 30, 2005 would have been approximately $1.6 million and $2.3 million, respectively.  These non-cash finance costs were required under applicable accounting rules to be recorded in connection with our CEO’s conversion of $538,000 of indebtedness we owed him into common stock and warrants to purchase common stock.  Under these accounting rules, the Company believes that the common stock is required to be valued at the quoted market price and the warrants are required to be valued using the Black-Scholes option pricing model.  As described elsewhere in this report, from June until August 2005 we were engaged in a private placement of common stock and warrants in which we sold an aggregate of 5,675,000 shares of common stock and warrants to purchase 7,093,750 shares of common stock, at an exercise price of $.10 per share, for total consideration of $567,500.  The pricing for this offering to unrelated third parties was $1 per unit, each unit consisting of 10 shares of common stock and warrants to purchase 12.5 shares of common stock, at an exercise price of $.10 per share for a term of three years.  Our CEO converted, during the period of this offering, $538,000 of indebtedness we owed him into 5,000,000 shares of common stock and warrants to purchase 6,250,000 shares of common stock, at an exercise price of $.15 per share (with a cashless exercise feature)

If our CEO had converted the $538,000 in indebtedness we owed him on the same terms and conditions as the investors in the private offering, he would have received 5,380,000 shares of common stock (instead of the 5,000,000 he actually received) and warrants to purchase 6,725,000 shares of common stock (instead of the 6,250,000 he actually received), at an exercise price of $.10 per share (without a cashless exercise feature) (instead of his $.15 exercise price per share).  Thus, although the warrant has a cashless exercise feature, the CEO received 380,000 fewer shares of common stock and 475,000 fewer warrants (at a 33% higher exercise price) than an investor would have received under the terms of the private offering.  Based on the foregoing, we believe that the value of the common stock and warrants issued to our CEO in connection with his conversion was greater than the dollar amount of indebtedness he converted.

Financing Costs.  We incurred $19,613 in interest expense for the third quarter on the note payable to our CEO.

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

We have had virtually no revenue (approximately $32,000 for the nine months ended September 30, 2005) and have incurred significant net losses since inception, including a net loss of $5,065,000 during the nine months ended September 30, 2005 and an aggregate net loss of $9,493,000 since inception (includes $3.6 million and $5.4 million in non cash stock based charges, respectively).  We expect only limited sales revenue until at least 2006.  Further, since inception, we have incurred negative cash flow from operations.  During the nine months ended September 30, 2005, we incurred negative cash flows from operations of $1,172,000.  As of November 1, 2005, we had a cash balance of $62,000.  We had a working capital deficiency of $1,462,155 and a stockholders’ deficit of $1,436,752 as of September 30, 2005.

During the nine months ended September 30, 2005, our operating activities used approximately $1,172,000 in cash, while our financing activities generated approximately $1,169,000 in cash, comprised of approximately $836,000 in advances from our CEO, Mr. Howard R. Baer, and approximately $544,000 in net proceeds from equity sales, partially offset by repayments of indebtedness in the approximate amount of $211,000.  During the nine months ended September 30, 2004, our financing activities generated approximately $985,000 in cash, comprised of approximately $487,000 in advances from our CEO and approximately $753,000 in net proceeds from equity sales, partially offset by repayments of indebtedness in the approximate amount of $275,000.  Accordingly, during the nine months ended September 30, 2005, we were much more dependent upon our CEO for our funding than we were in the comparable prior period.

Although we have recently raised a limited amount of capital, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business.  As noted above, we have been largely dependent upon Howard R. Baer, our CEO, and external sources for funding, and our dependence on Mr. Bear for funding increased during the nine months ended September 30, 2005, compared with the comparable prior period.  However, Mr. Baer does not presently have the ability to provide us with further advances and, although we recently raised a limited amount of capital, we have in the past had great difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.  If we are not able to obtain additional funding in the near term, we will probably be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

Mr. Baer, our CEO, has advanced us an aggregate of approximately $1,538,000 from inception to September 30, 2005, including an aggregate of $836,000 during 2005.  Since inception, we have repaid Mr. Baer a total of $348,000 in cash. On February 15, 2005, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”), in connection with Mr. Baer advancing to us $364,000, for our benefit and that of our wholly-owned subsidiary, Health Enhancement Corporation (“HEC”).  Immediately prior to entering into the Loan Documents, we were indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances.  Following Mr. Baer’s advance of $364,000 on February 15, 2005, we were indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to June 30, 2005, Mr. Baer has advanced us an additional $397,385 for our benefit and that of HEC.  On March 25, 2005, we, Mr. Baer and HEC executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.

At July 8, 2005, the Note was in the principal amount of $1,244,744.  On July 8, 2005, Mr. Baer converted an aggregate of $538,000 of indebtedness (consisting of $500,000 in principal and $38,000 of interest) we owed him into 5,000,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock, at an exercise price of $.15 per share.  After giving effect to the conversion, we owed Mr. Baer approximately $745,000 in principal.  We have since repaid Mr. Baer $56,195, leaving a principal balance of $690,199 at September 30, 2005.  We incurred non-cash financing charges in the amount of $2,758,000 in connection with this conversion.

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

We estimate that we will require approximately $1,000,000 in cash over the next twelve months in order to fund our operations, not including legal fees in connection with the investigation by the Securities and Exchange Commission (see below).  Based on this cash requirement, we have a near term need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources.  In addition to external sources, we have been dependent for our funding on advances from our CEO, Mr. Howard R. Baer.  Mr. Baer is not presently in a position to provide us with additional funds.  We cannot assure you that Mr. Baer will, in the future, be able or willing to advance us additional funds.  Nor can we assure you that we will be able to obtain from external sources the funds that we need to continue our operations.  If we are not able to raise additional funds in the near term, we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

As described in Part I, Item 3 of this Report, we are subject to an ongoing formal investigation by the Securities and Exchange Commission.  The cost of legal representation in connection with this investigation has been, and will continue to be, substantial, until the matter is resolved.  Through September 30, 2005, we had incurred legal fees and costs of approximately $550,000 in connection with this matter.  As described in Note 7 under “Legal Proceedings”, we are currently in discussions with the SEC staff concerning a possible consensual resolution of the Investigation.  Accordingly, while we expect that we will continue to incur significant legal fees pending resolution of the investigation, we expect that future legal fees will be significantly less than legal fees incurred through September 30, 2005.  The cash that will be required to pay these fees is in addition to the cash requirements described in the preceding paragraph.

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

Research

Our primary research emphasis has been on refinement of the ProAlgaZyme product and on bio-chemical analyses and internal and external clinical studies associated with the product.  We have spent an aggregate amount of $315,326 since our inception on research and development.  Of this amount, $150,763 has been spent on internal research, mainly involved in the conduct of in-house testing and development of the ProAlgaZyme product and in conducting both ‘in vitro’ and ‘in vivo’ testing of ProAlgaZyme.  Since inception, $167,312 has been expended on external, clinically-based testing of ProAlgaZyme, conducted on both humans and animals.  To date, all of these amounts have been directly expensed as they have been incurred.

Recently, we have been focused on characterization of our ProAlgaZyme product and determining its method of action.  We also recently commissioned an external study to determine whether ProAlgaZyme is effective in reducing the level of CRP.  Subject to the availability of sufficient funding, we plan to continue these research and development activities during the balance of 2005.  Historically, we have been funded by our CEO and through external sources.  We have in the past had difficulty raising funds from external sources; although we recently raised a limited amount of capital from outside sources.  Mr. Baer is not currently in a position to make further advances to us.  We may not be able to raise the funding that we need to continue our research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its characterization, method of action and efficacy will be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan.

Subject to the availability of sufficient funding, we estimate that we will, over the next 12 months, expend approximately $250,000 on research and development.  These expenditures will also need to be met from external funding sources.  As disclosed above, we have had difficulty raising funds from external sources, and Mr. Baer is not currently in a position to make further advances to us.  Thus, we may not be able to raise the funding that we need to continue our research and development activities.  In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our external research activities, in which case, our ability to market ProAlgaZyme with objective clinical support for its characterization, method of action and efficacy, will continue to be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan.

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

Planned Expenditure on Plant and Equipment.  The lease of our production facility expired in June, 2004, and we obtained an extension of such lease in order to enable us to locate suitable new space.  On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by Mr. Baer), under which we lease approximately 5,000 sq. ft. for a new corporate headquarters and production facility.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  Evans Road, LLC expended approximately $106,000 on building improvements in order to meet our requirements for this facility.  The lease has a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provides for base monthly rent in the amount of $8,700 plus monthly taxes in the amount of $165 (annual base rent and taxes are approximately $106,000).  In February, 2005, Evans Road, LLC sold the building which was leased to us, and leased such building back from the buyer under a master lease.   Evans Road, LLC continues to lease the building, as master lessor, to us, under the terms and conditions described above.  During the third quarter of 2005, we paid Evans Road, LLC approximately $27,000 in rent.

We have no current plans to make material capital expenditures for equipment over the next twelve months, unless we experience a significant increase in demand, which necessitates an expansion of our production capacity.  Our current production capacity is limited. If demand for our ProAlgaZyme product were to rise significantly and rapidly, in order to expand our production capacity to meet such demand, we would need to make approximately $100,000 in capital expenditures, which we would need to obtain from external sources.  Accordingly, if we experience a significant and rapid increase in demand for our ProAlgaZyme product, we will be required to make material capital expenditures to be able to meet such demand.  In addition, even absent a substantial increase in demand, we expect that there will be some expenses involved in the provision of additional and replacement equipment to make efficient use of the expanded facilities in our new location.  As discussed above, we may not be able to obtain additional funding on favorable terms or at all.  If we are unable to obtain the funds we need to expand our production capacity, our ability to significantly increase our revenues will be materially and adversely affected.

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

Item 2.  Unregistered Sales of Equity Securities

During June through August 2005, the Company sold for cash an aggregate of 5,675,000 shares of its common stock, .001 par value (“common stock”), and warrants to purchase 7,093,750 shares of common stock (“warrants”), for aggregate consideration of $567,500.  In connection with the raising of this capital, the Company incurred the following finder’s fees:  a cash finder’s fee of $23,500; 200,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock, at an exercise price of $.10 per share, for a term of two years.

In addition, the Company issued an aggregate of 862,060 shares of common stock and warrants to purchase an aggregate of 1,502,575 shares of common stock to various consultants, employees and past employees for services rendered to the Company.

The Company believes that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of investors, each of whom was an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and was sophisticated about business and financial matters, each such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the Act.

Item 5. Other Information

We have entered into several transactions with Mr. Howard R. Baer, our CEO.

The lease of our production facility expired in June, 2004, and we obtained an extension of such lease in order to enable us to locate suitable new space.  On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by Mr. Baer), under which we lease approximately 5,000 sq. ft. for a new corporate headquarters and production facility.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  Evans Road, LLC expended approximately $106,000 on building improvements in order to meet our requirements for this facility.  The lease has a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provides for base monthly rent in the amount of $8,700 plus monthly taxes in the amount of $165 (annual base rent and taxes are approximately $106,000).  In February, 2005, Evans Road, LLC sold the building which was leased to us, and leased such building back from the buyer under a master lease.   Evans Road, LLC continues to lease the building, as master lessor, to us, under the terms and conditions described above.  During the nine months ended September 30 2005, we paid Evans Road, LLC approximately $79,788 in rent, and we currently do not owe any back rent.

We lease certain equipment from an entity owned by Mr. Baer.  The lease payments equal Mr. Baer’s debt service on the equipment.  Mr. Baer has stated that he intends to cause the equipment to be transferred to us, for no consideration, once the note is paid in full.  During the nine months ended September 30, 2005, we paid $6,775 in lease payments for this equipment.

We also lease a delivery van from Mr. Baer.  The lease payments equal Mr. Baer’s debt service on the vehicle.  Mr. Baer has stated that he intends to transfer the vehicle to us, for no consideration, once the note is paid in full.  During the nine months ended September 30, 2005, we paid $3,100 in lease payments to Mr. Baer for this vehicle.

On February 15, 2005, Mr. Baer advanced us $364,000, for our benefit and that of our wholly-owned subsidiary, Health Enhancement Corporation (“HEC”), and, in connection therewith, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”).  Immediately prior to entering into the Loan Documents, we were indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances he made to us, for the benefit of us and HEC.  Following Mr. Baer’s advance of $364,000 on February 15, we were indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to July 8, 2005, Mr. Baer has advanced the Company an additional $397,385 for our benefit and that of HEC.  On March 25, 2005, we, Mr. Baer and HEC executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.   Accordingly, at July 8, 2005, the Note was in the principal amount of $1,244,744.  On July 8, 2005, Mr. Baer to converted an aggregate of $538,000 of indebtedness (consisting of $500,000 in principal and $38,000 of interest) we owed him into 5,000,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock, at an exercise price of $.15 per share.  After giving effect to the conversion, we owed Mr. Baer approximately $745,000 in principal.  Since July 8, 2005, we made principal payments to Mr. Baer in the amount of $56,195 following which the principal amount due under the Note was $690,199.  The Note bears interest at the rate of 10% per annum.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, in order to secure our obligations under the Note, we granted Mr. Baer a security interest in all our assets that are related to our ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to us by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to us.

On November 11, 2005, the Company entered into an Agreement with Suarez Corporation Industries, a diversified distribution company (“Suarez”).  Under the terms of the Agreement, Suarez will test market the Company’s ProAlgaZyme product for about six weeks.  Suarez will purchase from the Company any ProAlgaZyme product it requires for its test marketing activities.  If Suarez determines that the test marketing was successful, the Company and Suarez will endeavor to negotiate an exclusive agreement under which Suarez will purchase the Product from the Company and resell it as a weight-loss product.

As of November 11, 2005, in consideration for consulting services, the Company agreed to issue warrants to purchase an aggregate 1,250,000 shares of common stock, at an exercise price of $.10 per share for a term of three years.  1,000,000 of these warrants are in consideration for services rendered and to be rendered from July 1, 2005 until June 30, 2006.  The remaining 250,000 warrants are in consideration for services rendered from July 1, 2005 through September 30, 2005.  In connection with this transaction, the Company has accrued and charged to operations, $342,830 for the period July 1, 2005 to September 30, 2005.

In October 2005, the Company raised $150,000 from the private sale of an aggregate of 250,000 shares of common stock and warrants to purchase 500,000 shares of common stock, of which 250,000 are exercisable at $1.50 per share and the remaining 250,000 are exercisable at $2.25 per share.  The Company paid a finder’s fee of $15,000 in connection with this sale of securities.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization	(1)
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)
3.2	By-laws of the Company	(3)
10.04	Promissory Note, dated February 15, 2005, made by the Company in favor of Howard R. Baer	(4)
10.05	Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(4)
10.06	Patent Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(4)
10.07	Joinder Agreement and First Amendment, dated March 25, 2005, between the Company, Health Enhancement Corporation and Howard R. Baer	(4)
10.08	Subscription Agreement, dated July 29, 2005, between the Company and William J. Rogers, II	(5)
10.09	Common Stock Purchase Warrant of the Company issued to William J. Rogers, II and dated July 29, 2005	(5)

10.10	Subscription Agreement, dated July 8, 2005, between the Company and Howard R. Baer	(5)
10.11	Common Stock Purchase Warrant of the Company issued to Howard R. Baer and dated July 8, 2005	(5)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)

Filed as the same Exhibit number to our Form 10-QSB, filed with the Commission on August 16, 2005, and incorporated by this reference.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: November 18, 2005

By:  /s/Howard R. Baer

Howard R. Baer

Chief Executive Officer

Date: November 18, 2005

By:  /s/Janet L. Crance

Janet L. Crance

Chief Accounting Officer

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization	(1)
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)
3.2	By-laws of the Company	(3)
10.04	Promissory Note, dated February 15, 2005, made by the Company in favor of Howard R. Baer	(4)
10.05	Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(4)
10.06	Patent Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(4)
10.07	Joinder Agreement and First Amendment, dated March 25, 2005, between the Company, Health Enhancement Corporation and Howard R. Baer	(4)
10.08	Subscription Agreement, dated July 29, 2005, between the Company and William J. Rogers, II	(5)
10.09	Common Stock Purchase Warrant of the Company issued to William J. Rogers, II and dated July 29, 2005	(5)
10.10	Subscription Agreement, dated July 8, 2005, between the Company and Howard R. Baer	(5)
10.11	Common Stock Purchase Warrant of the Company issued to Howard R. Baer and dated July 8, 2005	(5)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)

Filed as the same Exhibit number to our Form 10-QSB, filed with the Commission on August 16, 2005, and incorporated by this reference.