Form 10KSB
period 2005-12-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2006-04-17
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005

☐

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

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The aggregate market value of the issuer’s voting stock held as of March 17, 2006 by non-affiliates of the issuer was $12,653,744, based on the closing price of the registrant’s common stock

As of March 17, 2006, there were 32,855,427 shares of $0.001par value common stock issued and outstanding.

The issuer’s revenue for its most recent fiscal year was: $95,967.

FORM 10-KSB

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I

2

Item 1.

Description of Business

2

Item 2.

Description of Property

6

Item 3.

Legal Proceedings

7

Item 4.

Submission of Matters to a Vote of Securities Holders

7

PART II

7

Item 5.

Market for Common Equity and Related Stockholder Matters

7

Item 6.

Management’s Discussion and Analysis or Plan of Operation

8

Item 7.

Financial Statements

15

Item 8A.

Controls and Procedures.

15

PART III

16

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance

 With Section 16(a) of the Exchange Act.

16

Item 10.

Executive Compensation

17

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

18

Item 12.

Certain Relationships and Related Transactions.

18

Item 13:

Exhibits

20

Item 14.

Principal Accountant Fees and Services

22

SIGNATURES

23

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

We acquired HEC because it had the material necessary for the production of ProAlgaZyme.  We have since established a manufacturing plant, which consists of a laboratory and production facility, and hired production and research staff.  In addition, we acquired the ReplenTish and Zodiac Herbal Vitamins and Tea products.  We have abandoned the Zodiac and ReplenTish product lines.  Although ProAlgaZyme is currently available for sale, we do not expect any meaningful revenue from sales of ProAlgaZyme until at least the second half of 2006.  We believe that future revenue from sales of ProAlgaZyme will depend upon the results of testing regarding, among other things, the product’s composition and method of action.  Accordingly, we intend to focus our resources on testing directed toward determining the exact composition of the product and the method of action and effectiveness of the substances comprising the product.

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

Marketing and Sales

To date, we have not realized the revenues that we have been expecting.  We have attempted to implement a marketing plan for ProAlgaZyme, but our progress has been impeded by the need for further information regarding the composition, method of action and effectiveness of the product.  In order to aid us in determining what product related claims are supportable and the specific markets to which ProAlgaZyme should be addressed, our marketing focus has been on seeking to confirm the effectiveness of the ProAlgaZyme product (using both internal studies and external, independent studies).  We have completed two external studies on laboratory animals, and the results of these studies suggest that ProAlgaZyme is non-toxic to animals and reduces edema (swelling) in animals.  A laboratory test has also indicated the presence in ProAlgaZyme of a substance associated with appetite suppression.

We are currently in the process of pursuing additional external clinical trials that should provide us with further evidence of the effectiveness of our product, and thus facilitate our sales and marketing related activities.

As disclosed above, we are no longer pursuing the promotion of ReplenTish.  Our initial introduction of the product was not as successful as had been planned, and we have suspended our activities related to this product.

In late 2004, we decided not to devote any further resources to the launching and marketing of the Zodiac Herbal Vitamins and Zodiac Herbal Teas products.  In addition, we are involved in a dispute with the persons from whom we purchased the Zodiac trademarks and products (the “Zodiac Sellers”).  We do not believe that the Zodiac Sellers complied with their agreements with us.  As a result, we have determined to abandon these products.

 Competition

The dietary supplement industry in general is highly competitive, particularly in the area of undifferentiated products such as general-purpose multi-vitamins.  The industry is also marked by the presence of often-unsubstantiated claims of product efficacy, by substantial discounting for the more common ‘standard’ commodity-type products, such as multi-vitamins, and by relatively-expensive products with distinct and supportable claims to improved health or effective testimonials.  It is not our intention to compete in the undifferentiated market.  We believe that ProAlgaZyme presents a product that is readily differentiated, and we intend to emphasize these differences in connection with our marketing of the product.

The ProAlgaZyme product is differentiated from other ‘algae-based’ products in the nutraceutical market, in that:

-

ProAlgaZyme is not comprised of the algae itself; that is, the source material that generates the beneficial enzymes is not processed or marketed in any way, either as a nutrient or as a food;

-

the proteolytic enzyme that is generated by ProAlgaZyme’s source material is produced and marketed without additives, preservatives, or change.  As such, it is a truly ‘natural’ product, and does not undergo change in its nature or effectiveness as it is prepared for consumption; and

-

the product has been subjected to internal laboratory testing and to external studies on animals, with results that we believe support the product’s effectiveness.

Raw Materials

We own the algae from which ProAlgaZyme’s enzymatic content is derived, and these source materials are held in growing environments at our facility.  Other raw materials used in the proprietary production process for ProAlgaZyme are readily available commercially, and we do not believe that there is any risk of interruption or shortage of supply of these materials.

We have also assessed our ability to respond to any substantial increase in demand for our ProAlgaZyme product.  In the case of ProAlgaZyme, we believe that we would be able to expand our production capacity to accommodate potential sales growth, with only limited delays for algae replication and growth, and that this would not constitute a significant limiting factor on future overall revenue growth.

Dependence on Customers

We are not dependent on any one customer or group of customers for our sales revenues.

Manufacturing

We manufacture our ProAlgaZyme product directly, using dedicated laboratory facilities on our own premises, and qualified technical staff.  After production, ProAlgaZyme is bottled in a third-party facility under our supervision to ensure product safety and integrity.

Management is confident that, subject to the availability of cash resources, acquisition of the necessary raw materials and manufacture of our products should be scalable within a reasonable time to meet foreseeable increases in product demand.

Backlog

As of March 31, 2006, we had no backlog of orders.

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

We have prepared and filed a PCT application (PCT/US05/13375 filed on April 20, 2005) that claims priority to the April 2004 provisional application concerning the ProAlgaZyme product.  This PCT filing enables eventual patent rights in the ProAlgaZyme product and methods of use in those areas of the world that we believe are appropriate. During 2004, we filed to register certain trademarks with the United States Patent and Trademark Office (USPTO), including the following:

-

ReplenTish

-

ProAlgaZyme.

Our CEO, Mr. Howard R. Baer, has registered the following Internet domain names:

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

We also believe, based on recent actions by the FDA and other governmental agencies, that public and legislative pressures upon the FDA will cause the FDA to extend its others in purview over the ‘nutraceutical’ industry progressively over time, and that, as a result, we – along with others in the nutraceutical industry - will be subject to regulation as to product quality and manufacture, and product related claims.  We will monitor carefully all such trends with the goal of ensuring that all necessary and appropriate governmental regulations relating to the safety and efficacy of our products will be observed as they are introduced and applied.

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

Research and Development

Research

Our primary research emphasis has been on refinement of the ProAlgaZyme product and on bio-chemical analyses and internal and external clinical studies associated with the product.  We have spent an aggregate amount of $366,183 since our inception through December 31, 2005 on research and development.  Of this amount, $189,091 has been spent on internal research, mainly involved in the conduct of in-house testing and development of the ProAlgaZyme product and in conducting both ‘in vitro’ and ‘in vivo’ testing of ProAlgaZyme.  From inception through December 31, 2005, $177,093 has been expended on external, clinically-based testing of ProAlgaZyme, conducted on both humans and animals.  To date, all of these amounts have been directly expensed as they have been incurred.

Recently, we have been focused on characterization of our ProAlgaZyme product and determining its effectiveness and method of action.  We previously commissioned an external study to determine whether ProAlgaZyme is effective in reducing the level of C-Reactive Protein (“CRP”). Because the laboratory we engaged was not meeting our expectations regarding execution of the study, we have since terminated this study and are pursuing a similar study with a different laboratory.  Subject to the availability of sufficient funding, we plan to continue these research and development activities during the balance of 2006.  Historically, we have been funded by our CEO and through external sources.  We have in the past had difficulty raising funds from external sources; although we recently raised a limited amount of capital from outside sources.  Mr. Baer is not currently in a position to make further advances to us.  We may not be able to raise the funding that we need to continue our research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its characterization, method of action and efficacy will be impeded, thereby severely hindering our sales effectiveness and impacting negatively the achievement of our business plan.

Subject to the availability of sufficient funding, we estimate that we will, over the next 12 months, expend approximately $250,000 on research and development.  These expenditures will also need to be met from external funding sources.  As disclosed above, we have had difficulty raising funds from external sources, and Mr. Baer is not currently in a position to make further advances to us.  Thus, we may not be able to raise the funding that we need to continue our research and development activities.  In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case, our ability to market ProAlgaZyme with objective clinical support for its characterization, method of action and efficacy, will continue to be impeded, thereby severely hindering our ability to generate sales revenue and adversely affecting our operating results.

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

Compliance with Environmental Laws

We believe that we are, in all material respects, in compliance with local, State, and Federal environmental laws applicable to our manufacturing, waste disposal, and bottling operations, and we have prepared appropriate documentation as to our current operational procedures, standards, and guidelines in order to comply with applicable environmental laws.  The cost of this compliance activity to date has not been material, and has been absorbed within our general operations overhead.

Employees

As of March 31, 2006, we had 6 full-time employees, positioned as follows:  2 employees in manufacturing and research and development, 2 employees in business development, marketing, sales and support services, and 2 employees in finance and administration.  In addition, we have three part-time employees, two of whom are in production and one of whom is in finance.  We believe that our employee relations are harmonious.  No employee is represented by a union.

Item 2.

Description of Property

The lease of our production facility expired in June, 2004, and we obtained an extension of such lease in order to enable us to locate suitable new space.  On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by our CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility located in Scottsdale, Arizona.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  In addition, we desired to consolidate our corporate headquarters and production facility.  Evans Road, LLC has expended a substantial amount of money on building improvements in order to meet our requirements for this facility.   The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rent in the amount of $8,700 plus monthly taxes.  In February, 2005, Evans Road, LLC sold the building which was leased to us, and our CEO, Howard R. Baer, leased such building back from the buyer under a master lease.   Evans Road, LLC continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006.  On April 12, 2006, we entered into an Amended and Restated Sublease with Mr. Baer (effective as of April 1, 2006) (the “Amended and Restated Sublease”).  During 2004, we paid Evans Road, LLC approximately $26,596, representing $17,730 in rent and a security deposit of $8,865.  During 2005, we paid Evans Road, LLC  $106,380 in rent.

Under the terms of the Amended and Restated Sublease, we are leasing an aggregate of approximately 15,000 square feet, of which we are occupying approximately 8,400 square feet, consisting of approximately 6,710 square feet of office space and 1,700 square feet of production space.  We are subleasing the remaining 6,600 square feet to a third party under a month to month tenancy at a rate of approximately $7,000 per month, plus rental taxes and electricity.  We can terminate this sublease upon thirty (30) days written notice to our subtenant.  We believe that we may need additional space in the foreseeable future, and that this space would be suitable for an expansion of our production and office facilities.

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease approximately 7 years from now (March 31, 2013).  The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000.  The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index.  We are obligated to pay an additional security deposit of approximately $110,000, following which we will have paid an aggregate security deposit equal to six months base rent.  This additional security deposit will be paid in eighteen equal monthly installments of approximately $6,000, commencing in August, 2006.  The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing from the CEO.

Item 3.

Legal Proceedings

In or around April, 2004, we learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of our press releases and other public disclosures, and trading in our securities.  We cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of our officers appear for testimony at the SEC’s offices.  On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony.  We understand that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports we filed with the SEC or in other public documents or disclosures, including statements about the efficacy of our primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in our securities.  We are continuing to cooperate fully in the SEC’s investigation, which we understand is ongoing.  On January 18, 2006, the SEC enforcement staff sent a “Wells Notice” to us advising us that it intended to recommend to the Commission that the Commission bring an enforcement action against us and certain of our present and former officers and directors, including our CEO.  We understand that as of the date hereof, the SEC staff’s recommendation has neither been finalized nor submitted to the Commission.  We are presently in discussions with the SEC staff concerning a possible consensual resolution of the investigation.  We do not know what the final terms and conditions of any such resolution will be or whether we will be able to reach any consensual resolution of the investigation.  Any consensual resolution we reach with the SEC could impose financial and other burdens on us which could materially and adversely affect our financial condition and our ability to raise additional capital.  In addition, our CEO may not be able to continue in such capacity.  If we are unable to reach a consensual resolution,  and if the SEC follows its staff’s recommendation to take action against us or our officers and directors, such action would have a material adverse effect on us.

Item 4.

Submission of Matters to a Vote of Securities Holders

There were no items submitted to a vote of security holders during 2005.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Price range of Common Stock

Our common stock is quoted on the National Association of Securities Dealers, Inc.’s OTC Bulletin Board under the symbol “HEPI.”  The following table sets forth the range of high and low bid information as reported on the OTC Bulletin Board by quarter for the last two fiscal years.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
Year ended December 31, 2003
First Quarter	0.03	0.03
Second Quarter	0.03	0.03
Third Quarter	0.03	0.03
Fourth Quarter to November 11	3.20	0.03
November 12 – December 31 (after a 2-for-1 split)	3.20	1.55
Year ended December 31, 2004
First Quarter	7.70	1.60
Second Quarter	3.00	1.05
Third Quarter	2.75	0.76
Fourth Quarter	1.55	0.51
Year ended December 31, 2005
First Quarter	1.25	0.40
Second Quarter	.90	.22
Third Quarter	2.25	.30
Fourth Quarter	2.25	.60

Recent Sales of Unregistered Securities.  From around December 1, 2005 to December 31, 2005, we sold an aggregate of 790,000 shares of our common stock, .001 par value (“common stock”), and warrants to purchase 1,580,000 shares of common stock (“warrants”), for aggregate consideration of $395,000.  The warrants are immediately exercisable and have a term of three years.  790,000 of the aggregate 1,580,000 warrants have an exercise price of $1.00 per share, and the remaining 790,000 warrants have an exercise price of $2.00 per share.  In connection with the raising of this $395,000, we incurred a cash finder’s fee of $39,500.

In addition, on February 27, 2006, we issued an aggregate of 100,000 shares to consultants in consideration of services rendered.  Further, in January, 2006, we issued 252,575 shares of common stock to a former officer, upon exercise of an outstanding warrant to purchase common stock.  The aggregate exercise price paid was $25,257.

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

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Overview

During November, 2003, we acquired Health Enhancement Corporation, and changed our name from Western Glory Hole, Inc. to Health Enhancement Products, Inc.  Accordingly, no meaningful comparison of revenues and expenses for 2003 and 2004 can be made.  Western Glory Hole, Inc. was a development stage company and had no operations during the year ended December 31, 2002 or during the year ended December 31, 2003, until its acquisition of Health Enhancement Corporation in November, 2003.

While sales of our sole product, ProAlgaZyme, have increased, we continue to be engaged in ongoing research and development.  To date, we have had only limited revenue (approximately $96,000 and $49,000 in 2005 and 2004, respectively).  We have been incurring significant operating losses and negative cash flow.  We are also experiencing an ongoing and substantial working capital deficiency.  We have from time to time had difficulty raising capital from independent third parties.  Historically, we have been dependent upon our CEO for our continued funding.  Our CEO does not presently have the ability to continue to provide us sufficient funds to finance our business operations.  These factors raise substantial doubt about our ability to continue as a going concern.  If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2005 and 2004

Net Sales

Net sales for the year ended December 31, 2005 were $95,967, as compared to $49,058 for the year ended December 31, 2004.  These revenues reflect primarily sales of the ProAlgaZyme product, which currently is our sole product.  The ProAlgaZyme product has also been marketed under the name “AlphaSystem Replenisher” (“ASR”).

Throughout 2004 and most of 2005, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme product, contributing to a low level of net sales.  Although the ProAlgaZyme product is available for sale and we are exploring various potential marketing opportunities, we are not currently advertising the product and expect only limited sales revenue until at least the last half of 2006.  We believe that our ability to generate sales of the ProAlgaZyme product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising.  The testing necessary to further characterizing the product, identifying its method of action and establishing its effectiveness is ongoing.

As noted above, we have suspended sales and marketing of the ReplenTish product.  Thus, we expect no revenue from our ReplenTish product for the foreseeable future.

In addition, we announced in September, 2004 that we were unable to proceed at that time with our earlier plans for the 2004 release of our Zodiac Herbal Vitamins products.  Subsequently, we abandoned the Zodiac product line.

On November 11, 2005, we entered into an Agreement with Suarez Corporation Industries, a diversified distribution company (“Suarez”).  Under the terms of the Agreement, Suarez was to test market our ProAlgaZyme product for about six weeks.  Suarez purchased ProAlgaZyme from us in connection with this Agreement.  Under the Agreement, if Suarez determined that the test marketing was successful, we and Suarez were to negotiate an exclusive agreement under which Suarez would purchase the product from us and resell it as a weight-loss product.  Though, the Agreement has since expired, we are still exploring with Suarez the possibility of Suarez distributing our product.  Suarez recently purchased an additional quantity of ProAlgaZyme.  Although we are hopeful that we will be able to enter into an Agreement with Suarez that will ultimately lead to a meaningful increase in our sales revenue, we cannot be sure what the outcome of our discussions with Suarez will be.

Although our revenues have grown, until we receive further positive test results regarding ProAlgaZyme’s method of action and efficacy,  we may not have meaningful sales revenue.  Even if we receive positive test results,  we cannot be sure that they will lead to an increase in our sales revenue.

Cost of Sales

Cost of Sales was $191,663 for the year ended December 31, 2005, as compared to $75,284 for the comparable period in 2004.  The increase in cost of sales is due primarily to the higher levels of production associated with increased sales of our ProAlgaZyme product.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the proteolytic enzyme within the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.

Gross Profit

Gross Profit was $(95,696) for the year ended December 31, 2005, as compared to ($26,226) for the comparable period in 2004.  The negative gross profit for the reported periods is due to limited sales, leading to cost of sales – much of which reflects relatively fixed production expenses for the ProAlgaZyme product - exceeding sales revenues.  If we are able to realize a significant increase in sales, it is expected that Gross Profit would become positive.  However, we cannot assure you that we will achieve an increase in sales.

Research and Development Expenses

For the year ended December 31, 2005, we incurred $118,000 in research and development expenses, as compared to $192,000 for the comparable period in 2004.  These expenses are comprised of costs associated with internal and external research.  Internal research and development was $76,707 in 2005, compared to $57,627 in 2004.  The increase was due to the increased use of outside research consultants, partially offset by a decrease in payroll associated with internal research.  We expect internal research and development to increase in 2006, subject to the availability of sufficient funding, which we do not currently have for such purpose.  External research and development decreased approximately $94,000 in 2005 to $41,402, compared to $134,699 in 2004.  This decrease was due primarily to a decrease in the amount of activity related to external trials.  We expect external research and development to increase in 2006.  The significant curtailment of research and development spending was due primarily to our inability to arrange for external trials in 2005.  We increased our research and development activity during the three months ended December 31, 2005, compared with the comparable period in 2004.

We recently commissioned an external study to determine whether ProAlgaZyme is effective in reducing the level of CRP.   Because the laboratory we engaged was not meeting our expectations regarding execution of the study, we have since terminated this study and are pursuing a similar study with a different laboratory.

In addition, we have recently engaged several third parties to conduct testing directed toward further characterization of the product and determining its method of action and efficacy.  Subject to the availability of sufficient funding, we plan to continue these research and development activities during the balance of 2006.  Historically, we have been funded by our CEO and through external sources.  We have in the past had difficulty raising funds from external sources; however, we recently raised a limited amount of capital.  Mr. Baer, our CEO, is not currently in a position to make further advances to us.  We may not be able to raise the funding that we need to continue our research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its efficacy will be impeded, thereby hindering our ability to generate sales revenue and impacting negatively our operating results.

Selling and Marketing Expenses

Selling and marketing expenses were $132,087 for the year ended December 31, 2005, as compared to $256,224 for the year ended December 31, 2004.    The decrease in selling and marketing expenses was due primarily to a decrease in advertising and consulting related expenses, partially offset by an increase in bonuses to our sales staff.  During 2004, we implemented a new marketing approach involving the direct sale of the ProAlgaZyme product (using the name “AlphaSystem Replenisher”) to distributors.  Selling and marketing expenses in 2004 consisted primarily of consulting fees related to the development and implementation of this direct selling model and related personnel costs.  We have since abandoned this approach, as it was not effective.  Thus, the decrease in advertising and marketing in 2005, compared to 2004, was due primarily to our having abandoned this direct selling approach.

We are not currently pursuing any advertising or marketing related activities.  However, we intend to continue to direct selling efforts to existing ProAlgaZyme users.  In addition, we are exploring the establishment of additional distribution channels for ProAlgaZyme.  The limit on our ability thus far to advertise our product (due to the need for additional testing) has had and, until we are able to advertise our product based upon the results of clinical trials further demonstrating its efficacy, will continue to have, a material adverse effect on sales revenue and operating results.  We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase advertising in 2006, subject to availability of sufficient funding, which we do not currently have.

General and Administrative Expenses

General and administrative expenses increased approximately $205,000 to $2,833,709 in 2005, compared to $2,628,919 in 2004.  The increase in general and administrative expenses was due primarily to increased stock based compensation expense, partially offset by reduced legal and accounting fees and outside consulting fees related to the acquisition of the Zodiac product line.

Impairment Loss

During the year ended December 31, 2004, we acquired the trademarks and formulas relating to Zodiac Herbal Vitamins and Zodiac Herbal Teas - at an original cost of $730,000, based on the market value of the 200,000 shares of our common stock exchanged for these assets at their acquisition.  During the year ended December 31, 2004, we reviewed the carrying value of these assets to assess whether such value exceeded the present value of their future operating cash flows.  In each case, we determined that the assets’ carrying values were impaired.  As a result, during the year ended December 31, 2004, we recognized impairment losses in the aggregate amount of $730,000, effectively reducing the carrying value of these assets to $0 at December 31, 2004.  We did not recognize any impairment losses in the year ended December 31, 2005.  As disclosed elsewhere in this report, we have abandoned the Zodiac product line.

Finance Costs Paid in Stocks and Warrants

During the year ended December 31, 2005, we incurred approximately $2.8 million in non-cash finance costs paid in stocks and warrants.  Excluding the effect of these non-cash finance costs, our net loss for the ended December 31, 2005 would have been approximately $3.1 million .  These non-cash finance costs were required under applicable accounting rules to be recorded in connection with our CEO’s conversion of $538,000 of indebtedness we owed him into common stock and warrants to purchase common stock.  Under these accounting rules, we believe that the common stock is required to be valued at the quoted market price and the warrants are required to be valued using the Black-Scholes option pricing model.  As described elsewhere in this report, from June until August 2005 we were engaged in a private placement of common stock and warrants in which we sold an aggregate of 5,675,000 shares of common stock and warrants to purchase 7,093,750 shares of common stock, at an exercise price of $.10 per share, for total consideration of $567,500.  The pricing for this offering to unrelated third parties was $1 per unit, each unit consisting of 10 shares of common stock and warrants to purchase 12.5 shares of common stock, at an exercise price of $.10 per share for a term of three years.  Our CEO converted, during the period of this offering, $538,000 of indebtedness we owed him into 5,000,000 shares of common stock and warrants to purchase 6,250,000 shares of common stock, at an exercise price of $.15 per share (with a cashless exercise feature)

If our CEO had converted the $538,000 in indebtedness we owed him on the same terms and conditions as the investors in the private offering, he would have received 5,380,000 shares of common stock (instead of the 5,000,000 he actually received) and warrants to purchase 6,725,000 shares of common stock (instead of the 6,250,000 he actually received), at an exercise price of $.10 per share (without a cashless exercise feature) (instead of his $.15 exercise price per share).  Thus, although the warrant has a cashless exercise feature, the CEO received 380,000 fewer shares of common stock and 475,000 fewer warrants (at a 33% higher exercise price) than an investor would have received under the terms of the private offering.  Based on the foregoing, we believe that the value of the common stock and warrants issued to our CEO in connection with his conversion was not greater than the dollar amount of indebtedness he converted.

Deferred Finance Costs

We incurred Deferred Finance Costs of $30,000 and $15,000 during the year ended December 31, 2005 and 2004, respectively.  This was due to our November 2004 issuance of two Promissory Notes of three months duration for an aggregate total financing of $150,000.  Under these Notes, we issued 75,000 shares of our common stock.  These shares were valued at $45,000.00 (or $0.60 per share), based on the quoted price of our common stock on the date of issuance.  Deferred Finance Costs of $45,000 related to the value of these issued shares were amortized at the rate of $15,000 per month over three months, the lives of the related debts.

Interest/Other Expense

During the year ended December 31, 2005, we incurred $77,623 in interest expense, as compared to interest expense of $1,305 for the year ended December 31, 2004.  The increase in interest expense is due primarily to the interest we incurred ($71,000) on the note payable to our CEO.

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

We have had limited revenue (approximately $96,000 for year ended December 31, 2005) and have incurred significant net losses since inception, including a net loss of $5,956,895 during the year ended December 31, 2005 and an aggregate net loss of $10,384,815 since inception (includes $4.3 million and $6.1 million in non cash stock based charges, respectively).  We expect only limited sales revenue until at least the second half of 2006.  Further, since inception, we have incurred negative cash flow from operations.  During the year ended December 31, 2005, we incurred negative cash flows from operations of $1,649,480.  As of December 31, 2005, we had a working capital deficiency of approximately $630,000 and a stockholders’ deficiency of approximately $590,000.  We believe that, as of March 28, 2006, our working capital deficiency had increased, compared to the deficiency at December 31, 2005.  We have an immediate and urgent need for additional capital.

During the year ended December 31, 2005, our operating activities used approximately $1,649,480 in cash, while our financing activities generated approximately $2,253,296 in cash, comprised of approximately $886,000 in advances from our CEO, Mr. Howard R. Baer, and approximately $1,742,500 in net proceeds from equity sales, partially offset by repayments of indebtedness in the approximate amount of $277,489.  During the year ended December 31, 2004, our financing activities generated approximately $1,320,247 in cash, comprised of approximately $683,000 in advances from our CEO and approximately $753,000 in net proceeds from equity sales, partially offset by repayments of indebtedness in the approximate amount of $286,000.  Accordingly, during the year ended December 31, 2005, we were somewhat less dependent upon our CEO for our funding, compared to external sources, than we were in the comparable prior period.

Although we have recently raised a limited amount of capital, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business.  As noted above, we have been largely dependent upon Howard R. Baer, our CEO, and external sources for funding, and our dependence on Mr. Bear for funding decreased somewhat, relatively, during the year ended December 31, 2005, compared with the comparable prior period.  Mr. Baer does not presently have the ability to provide us with further advances and, although we recently raised a limited amount of capital, we have in the past had great difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.  If we are not able to obtain additional funding almost immediately, we will probably be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

Mr. Baer, our CEO, has advanced us an aggregate of approximately $1,587,375 from inception to December 31, 2005, including an aggregate of $886,035 during 2005.  Since inception, we have repaid Mr. Baer a total of $413,830 in cash. On February 15, 2005, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”), in connection with Mr. Baer advancing to us $364,000, for our benefit and that of our wholly-owned subsidiary, Health Enhancement Corporation (“HEC”).  Immediately prior to entering into the Loan Documents, we were indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances.  Following Mr. Baer’s advance of $364,000 on February 15, 2005, we were indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to October 20, 2005, Mr. Baer has advanced us an additional $454,035 for our benefit and that of HEC.  On March 25, 2005, we, Mr. Baer and HEC executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.

As of July 8, 2005, the Note was in the principal amount of $1,244,744.  On July 8, 2005, Mr. Baer converted an aggregate of $538,000 of indebtedness (consisting of $500,000 in principal and $38,000 of interest) we owed him into 5,000,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock, at an exercise price of $.15 per share.  After giving effect to the conversion, we owed Mr. Baer approximately $745,000 in principal.  We have since made net repayments to Mr. Baer of approximately $72,000, leaving a principal balance of $674,000 at March 28, 2005.  We incurred non-cash financing charges in the amount of $2,758,000 in connection with this conversion.

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

We estimate that we will require approximately $1,000,000 in cash over the next twelve months in order to fund our operations, not including legal fees in connection with the investigation by the Securities and Exchange Commission (see below) .  Based on this cash requirement, we have a near term need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources.  In addition to external sources, we have been dependent for our funding on advances from our CEO, Mr. Howard R. Baer.  Mr. Baer is not presently in a position to provide us with additional funds.  We cannot assure you that Mr. Baer will, in the future, be able or willing to advance us additional funds.  Nor can we assure you that we will be able to obtain from external sources the funds that we need to continue our operations.  If we are not able to raise additional funds in the near term, we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

As described in Part I, Item 3 of this Report, we are subject to an ongoing formal investigation by the Securities and Exchange Commission.  The cost of legal representation in connection with this investigation has been, and will continue to be, substantial, until the matter is resolved.  From April 2004 through March 28, 2006, we incurred legal fees and costs of approximately $660,000 in connection with this matter.  As described in Note 7 under “Legal Proceedings”, we are currently in discussions with the SEC staff concerning a possible consensual resolution of the Investigation.  Accordingly, while we expect that we will continue to incur significant legal fees pending resolution of the investigation, we expect that future legal fees will be significantly less than legal fees incurred through March 28, 2006.  The cash that will be required to pay these fees is in addition to the cash requirements described in the preceding paragraph.

We do not have product liability insurance.  If a product claim were successfully made against us, there would be a material adverse effect on our financial condition.

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

Sales and Marketing

Although we are pursuing various potential opportunities with respect to the distribution of ProAlgaZyme, until we complete certain external clinical studies regarding ProAlgaZyme, we are not pursuing advertising and marketing related activities.  However, we intend to continue to direct our selling efforts to existing users of ProAlgaZyme.  The limit on our ability thus far to advertise our product (due to the need for additional testing) has had and, until we are able to advertise our product based upon the results of clinical trials further demonstrating its efficacy, will continue to have, a material adverse effect on sales revenue and operating results.  We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase advertising in 2006, subject to availability of sufficient funding, which we do not currently have.

Planned Expenditure on Plant and Equipment

The lease of our production facility expired in June, 2004, and we obtained an extension of such lease in order to enable us to locate suitable new space.  On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by our CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility located in Scottsdale, Arizona.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  In addition, we desired to consolidate our corporate headquarters and production facility.  Evans Road, LLC has expended a substantial amount of money on building improvements in order to meet our requirements for this facility.   The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rent in the amount of $8,700 plus monthly taxes.  In February, 2005, Evans Road, LLC sold the building which was leased to us, and our CEO, Howard R. Baer, leased such building back from the buyer under a master lease.   Evans Road, LLC continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006.  On April 12, 2006, we entered into an Amended and Restated Sublease with Mr. Baer (effective as of April 1, 2006) (the “Amended and Restated Sublease”).  During 2004, we paid Evans Road, LLC approximately $26,596, representing $17,730 in rent and a security deposit of $8,865.  During 2005, we paid Evans Road, LLC approximately $106,000 in rent.

Under the terms of the Amended and Restated Sublease, we are leasing an aggregate of approximately 15,000 square feet, of which we are occupying approximately 8,400 square feet, consisting of approximately 6,710 square feet of office space and 1,700 squarer feet of production space.  We are subleasing the remaining 6,600 square feet to a third party under a month to month tenancy at a rate of approximately $7,000 per month, plus rental taxes and electricity.  We can terminate this sublease upon thirty (30) days written notice to our subtenant.  We believe that we may need additional space in the foreseeable future, and that this space would be suitable for an expansion of our production and office facilities.

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease approximately 7 years from now (March 31, 2013).  The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000.  The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index.  We are obligated to pay an additional security deposit of approximately $110,000, following which we will have paid an aggregate security deposit equal to six months base rent.  This additional security deposit will be paid in eighteen equal monthly installments of approximately $6,000, commencing in August, 2006.  The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing from the CEO.

We have no current plans to make material capital expenditures for equipment over the next twelve months, unless we experience a significant increase in demand, which necessitates an expansion of our production capacity.  Our current production capacity is limited. If demand for our ProAlgaZyme product were to rise significantly and rapidly, in order to expand our production capacity to meet such demand, we would need to make additional capital expenditures, the funding for which we may need to obtain from external sources.  Accordingly, if we experience a significant and rapid increase in demand for our ProAlgaZyme product, we may be required to make additional capital expenditures to be able to meet such demand.  In addition, even absent a substantial increase in demand, we expect that there will be some expenses involved in the provision of additional and replacement equipment to make efficient use of the expanded facilities in our new location.  As discussed above, we may not be able to obtain additional funding on favorable terms or at all.  If we are unable to obtain the funds we need to expand our production capacity, our ability to significantly increase our revenues may be materially and adversely affected.

As we have only limited revenue, we have been heavily reliant on our CEO, Howard R. Baer, and external sources to provide the funds necessary for our continued operation.  As disclosed above, Mr. Baer is not presently in a position to make further advances to us and we have had difficulty in raising substantial amounts of capital from external sources.  Unless and until sales revenues increase to a level where we are self-sustaining, this dependence upon Mr. Baer and upon external funding sources will continue, making our ability to fulfill our business plan highly problematical, at best.

We have immediate and urgent need for additional capital.  Our lack of any substantial capital has had and will continue to have a material adverse affect on our ability to implement our business plan and continue as a going concern.  There is a significant risk that we will not be able to continue as a going concern and that you will lose your entire investment in our company.

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.

Seasonality

Our product is directed to the improvement of the health of our consumers, and we do not expect that operating results will be affected materially by seasonal factors.  In addition, ProAlgaZyme is cultivated in a climate-controlled laboratory environment, not subject to seasonal growing effects or influences.

Staffing

We have conducted all of our activities since inception with a minimum level of qualified staff.  We currently do not expect a significant increase in staff.

Off-Balance Sheet arrangements

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

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers or directors

Name	Age	Positions	Since
Howard R. Baer	62	Chairman and Chief Executive Officer, Secretary, and Treasurer	2003
Janet L. Crance	50	Chief Accounting Officer (Part-time)	2005

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

Ms. Janet L. Crance was appointed Chief Accounting Officer on June 22, 2005.  . Ms. Crance has over 29 years experience in the field of accounting, including both the public and private sectors.  She has been a Certified Public Accountant for fifteen years.  Professional affiliations include the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants.  She has served for two years as the President of the Central Chapter of the Arizona Society, which includes the greater Phoenix area.

See, Legal Proceedings, for a description of a pending formal SEC investigation.

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Family Relationships

Our Chairman and CEO, Mr. Howard R. Baer, is the father of our former Executive Vice President, Mr. Kevin C. Baer.  There are no other familial relationships between any of our officers and directors.

Audit Committee Financial Expert

We do not have an audit committee financial expert, because we do not have an audit committee.  We are not currently required to have an audit committee.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct which defines the standard of conduct expected of our officers, directors and employees.  The Code is incorporated by reference as an exhibit to this Report.  We will upon request and without charge provide a copy of our code of ethics.  Requests should be directed to Chief Accounting Officer, Health Enhancement Products, Inc., 7440 E. Evans Road, Scottsdale, Arizona 85260.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and beneficial owners of more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Reporting Persons are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of Forms 3, 4 and 5 received by us with respect to the year ended December 31, 2005 and other information known to us, we believe that the following Reporting Persons failed to file required reports and/or made late filings, as indicated, during the most recent year.  Mr. John Gantt, a 10% beneficial owner, filed a Form 3, Initial Statement of Beneficial Ownership, late.  Mr. Gantt did not file a Form 5, Annual Statement of Beneficial Ownership of Securities, with respect to the year ended December 31, 2005.  Mr. William Rogers, a 10% beneficial owner, filed a Form 3, Initial Statement of Beneficial Ownership, late.  Mr. Rogers did not file a Form 5, Annual Statement of Beneficial Ownership of Securities, with respect to the year ended December 31, 2005.  Janet L. Crance, our Chief Accounting Officer, did not file a Form 3, Initial Statement of Beneficial Ownership, and did not file a Form 5, Annual Statement of Beneficial Ownership of Securities, for the year ended December 31, 2005.

Item 10.

Executive Compensation

Summary Compensation Table

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Howard R. Baer Chairman & CEO, Treasurer & Secretary	12/31/05 12/31/04 12/31/03	198,000(1) 117,250			75,000 (2) 100,000 (4)			$810,000(3) $10,000
Kevin C. Baer, Executive Vice President (5)	12/31/05 12/31/04	16,425 56,458			119,215 (6)			$145,635(7)

(1)

As of December 31, 2005, of our CEO’s aggregate $198,000 base salary, $99,000 has been paid, and the remaining $99,000, though accrued, remains unpaid.

(2)

Represents 25,000 shares of restricted common stock issued in lieu of a portion of Mr. Baer’s base salary.  These shares were valued at $3.00 each, based on the quoted price of our common stock on March 19, 2004.

(3)

Represents 150,000 shares of common stock issued in February 2004 for services rendered.  The shares were registered under a Registration Statement on Form S-8, filed with the Commission on February 12, 2004.  The shares were valued at $5.40 per share, based on the quoted price of our common stock on February 10, 2004.

(4)

Represents 31,250 shares of restricted common stock issued in lieu of a portion of his base salary.  The shares were valued at $3.20 each, based on the quoted price of our common stock on December 15, 2003.

(5)

Mr. Kevin Baer resigned as Executive Vice President on July 15, 2005.

(6)

Represents 202,060 shares of common stock issued in lieu of a portion of Mr. Baer’s salary.  The shares were valued at $.59 per share, based in the quoted price of our common stock on the issuance date.

(7)

Represents warrants to purchase 252,575 shares of common stock, at an exercise price of $.10 per share, issued in lieu of a portion of Mr. Baer’s base salary.  The warrants were valued at $145,635.

Compensation of Directors

Our sole Director does not receive any remuneration for his service on the Board.

Employment Agreements

On February 10, 2004, we entered into an employment agreement with our current CEO, Mr. Howard R. Baer, whereby we agreed to issue 150,000 shares of the Company’s common stock as compensation for past services.  Under the terms of this agreement, Mr. Baer is an “employee at will”.  This agreement was filed as an Exhibit to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 12, 2004.

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 17, 2006, certain information regarding each person who is known to us to beneficially own more than 5% of our issued and outstanding shares of common stock, and the number of shares of our common stock beneficially owned by each of our directors and named executive officers, and all officers and directors as a group.

Security Ownership of Certain Beneficial Owners:

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
William J. Rogers, II 21 Ocean Ridge Boulevard South Palm Coast, FL 32137	Common	4,076,367(1)	11.63%

Security Ownership of Management:

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
Mr. Howard R. Baer 7740 E. Evans Rd. Scottsdale, AZ 85260	Common	16,044,989(2)	48.89%
Ms. Janet L. Crance 4350 East Kachina Trail Phoenix, AZ 85044	Common	225,000(3)	*
Officers and Directors as a group (Two People)	Common	16,269,989	49.39%

      *  Less than 1%

(1)

Includes warrants to purchase 2,250,000 shares of Common Stock and an option to purchase 500,000 shares of Common Stock.

(2)

The shares are beneficially owned by Mr. Howard R. Baer as follows:  13,027,739 shares in the name of Howard R. Baer, individually; 3,017,250 shares in the name of Carriage House Capital, an entity owned and controlled by Mr. Baer.  Does not include shares of common stock owned of record by Kae C. Park, Howard Baer’s wife, of which Mr. Baer disclaims beneficial ownership.

(3)

Includes warrants to purchase 125,000 shares of common stock.

Item 12.

Certain Relationships and Related Transactions.

We have entered into several transactions with Mr. Howard R. Baer, our CEO.

The lease of our production facility expired in June, 2004, and we obtained an extension of such lease in order to enable us to locate suitable new space.  On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by our CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility in Scottsdale, Arizona.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  In addition, we desired to consolidate our corporate headquarters and production facility.  Evans Road, LLC has expended a substantial amount of money on building improvements in order to meet our requirements for this facility.   The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rent in the amount of $8,700 plus monthly taxes.  In February, 2005, Evans Road, LLC sold the building which was leased to us, and our CEO, Howard R. Baer, leased such building back from the buyer under a master lease.   Evans Road, LLC continues to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006.  On April 12, 2006, we entered into an Amended and Restated Sublease with Mr. Baer (effective as of April 1, 2006) (the “Amended and Restated Sublease”).  During 2004, we paid Evans Road LLC approximately $26,596, representing $17,731 in rent and a security deposit of $8,865.  During 2005, we paid Evans Road, LLC approximately $106,380 in rent.

Under the terms of the Amended and Restated Sublease, we are leasing an aggregate of approximately 15,000 square feet, of which we are occupying approximately 8,400 square feet, consisting of approximately 6,710 square feet of office space and 1,700 squarer feet of production space.  We are subleasing the remaining 6,600 square feet to a third party under a month to month tenancy at a rate of approximately $7,000 per month, plus rental taxes and electricity.  We can terminate this sublease upon thirty (30) days written notice to our subtenant.  We believe that we may need additional space in the foreseeable future, and that this space would be suitable for an expansion of our production and office facilities.

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease approximately 7 years from now (March 31, 2013).  The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000.  The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index.  We are obligated to pay an additional security deposit of approximately $110,000, following which we will have paid an aggregate security deposit equal to six months base rent.  This additional security deposit will be paid in eighteen equal monthly installments of approximately $6,000, commencing in August, 2006.  The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing from the CEO.

We lease certain equipment from an entity owned by Mr. Baer.  The lease payments equal Mr. Baer’s debt service on the equipment.  Mr. Baer has stated that he intends to cause the equipment to be transferred to us, for no consideration, once the note is paid in full.  During 2004, we paid $9,114 in lease payments for this equipment.  During 2005, we paid $9,031 in lease payments for this equipment.

We also lease a delivery van from Mr. Baer.  The lease payments equal Mr. Baer’s debt service on the vehicle.  Mr. Baer has stated that he intends to transfer the vehicle to us, for no consideration, once the note is paid in full.  During 2004, we paid $4,621 in lease payments to Mr. Baer for this vehicle.  During 2005, we paid $4,640 in lease payments to Mr. Baer for this vehicle.

We pay for advertising space on www.politics.com, an Internet site owned by Politics.com, Inc., an entity of which Mr. Baer is the Chairman and majority shareholder.  During 2004, we paid $13,750 to the entity for advertising space.  At December 31, 2004, there were no advertising fees payable to Politics.com.  During 2005, we made no payments to Polictics.com.

As disclosed above, during the period from inception to December 31, 2005, Mr. Baer advanced $1,582,735 to us.  During the same period, he was repaid a total of $897,489 and there were adjustments to his advance account amounting to $11,341, leaving an outstanding balance of $673,905 due to Mr. Baer as of December 31, 2005.

On February 15, 2005, Mr. Baer advanced us $364,000, for our benefit and that of our wholly-owned subsidiary, Health Enhancement Corporation (“HEC”), and, in connection therewith, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”).  Immediately prior to entering into the Loan Documents, we were indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances he made to us, for the benefit of us and HEC.  Following Mr. Baer’s advance of $364,000 on February 15, we were indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to July 8, 2005, Mr. Baer has advanced the Company an additional $397,385 for our benefit and that of HEC.  On March 25, 2005, we, Mr. Baer and HEC executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.   Accordingly, at July 8, 2005, the Note was in the principal amount of $1,244,744.  On July 8, 2005, Mr. Baer to converted an aggregate of $538,000 of indebtedness (consisting of $500,000 in principal and $38,000 of interest) we owed him into 5,000,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock, at an exercise price of $.15 per share.  After giving effect to the conversion, we owed Mr. Baer approximately $745,000 in principal.  Since July 8, 2005, we made net repayments to Mr. Baer of approximately $72,000, following which the principal amount due under the Note was approximately $674,000.  The Note bears interest at the rate of 10% per annum.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, in order to secure our obligations under the Note, we granted Mr. Baer a security interest in all our assets that are related to our ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to us by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to us.

Item 13:

Exhibits

Exhibits:

Exhibit Number	Title

2.1	Agreement and Plan of Reorganization	(1)

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)

3.2	By-laws of the Company	(3)

10.01	Employment Agreement between Mr. Howard R. Baer and the Company, dated February 10, 2004	(4)

10.02	Amended and Restated Sublease between Howard R. Baer and the Company, dated April 12, 2006

10.04	Promissory Note, dated February 15, 2005, made by the Company in favor of Howard R. Baer	(5)

10.05	Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(5)

10.06	Patent Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(5)

10.07	Joinder Agreement and First Amendment, dated March 25, 2005, between the Company, Health Enhancement Corporation and Howard R. Baer	(5)

10.08	Subscription Agreement, dated June 21, 2004, between William J. Rogers, II and the Company	(5)

10.09	Subscription Agreement, dated July 29, 2005, between William J. Rogers, II and the Company

10.10	Subscription Agreement, dated July 29, 2005, between William J. Rogers, II and the Company

14.1	Code of Ethics	(6)

21	Subsidiaries of the Registrant	(5)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)

Filed as the same Exhibit number to our Form 10KSB, filed with the Commission on April 1, 2004, and incorporated by this reference.

(6)

Filed as Exhibit 99 to our Form 10-KSB, filed with the Commission on April 1, 2004, and incorporated by this reference.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $54,000 and $53,500 for 2004 and 2005, respectively.

Audit-Related Fees

There were no fees for assurance and related services for 2004 or 2005.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning services during 2004 or 2005.

All Other Fees

There were no fees billed in either of the last two years for products and services provided by the principal accountant, other than the services reported above.

We do not currently have an audit committee.  Our board of directors will evaluate and approve in advance the scope and cost of the engagement of our auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.
Date: April 13, 2006	By: /s/ Howard R. Baer Howard R. Baer Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 13, 2006

By: /s/ Howard R. Baer

Howard R. Baer

Principal Executive Officer

Sole Director

Date:  April 13, 2006

By:  /s/ Janet L. Crance

Janet L. Crance

Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of Health Enhancement Products, Inc. and Subsidiary (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Enhancement Products, Inc. and Subsidiary at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2005 and 2004 and, as of December 31, 2005, has a significant working capital and stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolinetz, Lafazan & Company, P.C.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

April 12, 2006

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS

CURRENT ASSETS:
Cash	$603,908
Inventories	4,222
Prepaid expenses	13,240

Total Current Assets	621,370

Property and Equipment, net	16,701

OTHER ASSETS:
Definite-life intangible assets, net	13,002
Deposits	8,865

Total Other Assets	21,867

$659,938

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$160,139
Note payable – related party	673,905
Loans payable - other	20,000
Accrued salaries	195,000
Accrued payroll taxes	62,738
Accrued liabilities	138,242

Total Current Liabilities	1,250,024

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value, 100,000,000 shares
authorized, 26,521,313 issued and outstanding	26,521
Additional paid-in capital	10,390,734
Deferred consulting fees	(622,526)
Accumulated deficit	(10,384,815)

Total Stockholders’ Deficiency	(590,086)

$659,938

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2005	December 31, 2004

NET SALES	$95,967	$49,058

COST OF SALES	191,663	75,284

GROSS PROFIT (LOSS)	(95,696)	(26,226)

OPERATING EXPENSES:
Selling	132,087	256,224
General and administrative	2,833,709	2,628,919
Research and development	118,111	192,366
Impairment loss	--	730,000
Write-down of inventories	--	8,966

Total Operating Expenses	3,083,907	3,816,475

LOSS FROM OPERATIONS	(3,179,603)	(3,842,701)

OTHER INCOME (EXPENSE)
Interest expense, related party	(71,102)	--
Interest expense, other	(6,521)	(1,305)
Finance costs paid in stocks and warrants	(2,758,216)	--
Amortization of deferred finance costs	(30,000)	(15,000)
Other	39,747	--
Vendor settlements	48,800	--

Total Other Income (Expense)	(2,777,292)	(16,305)

NET LOSS	$(5,956,895)	$(3,859,006)

NET LOSS PER SHARE –BASIC AND DILUTED	$(.33)	$(0.34)

WEIGHTED AVERAGE
SHARES OUTSTANDING	18,235,896	11,384,663

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD JANUARY 1, 2004 TO DECEMBER 31, 2005

	Common Stock		Additional
			Paid-in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Costs	Total

BALANCE, January 1, 2004	10,388,334	$10,388	$494,494	$(568,914)	$-	$(64,032)

Common stock issued for trademarks	200,000	200	729,800	-	-	730,000

Common stock issued to related party for services	150,000	150	809,850	-	-	810,000

Issuance of 50,000 common stock purchase warrants for services	-	-	260,000	-	-	260,000

Common stock issued for employee and consulting services	85,084	85	255,167	-	-	255,252

Common stock issued for Regulation S raise	198,335	198	126,481	-	-	126,679

Common stock issued for Private Placement	945,000	945	625,555	-	-	626,500

Common stock issued for Private Placement fees, valued at $162,350	95,500	96	(96)	-	-	-

Common stock returned	(1,000)	(1)	(2,999)	-	-	(3,000)

Common stock issued as Private Placement penalty shares,
valued at $74,182	94,500	94	(94)	-	-	-

Common stock issued for loan funds received	75,000	75	44,925	-	(45,000)	-

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD JANUARY 1, 2004 TO DECEMBER 31, 2005[Continued]

	Common Stock		Additional
			Paid-in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Costs	Total

Amortization of deferred finance costs	-	$-	$-	$-	$15,000	$15,000

Net loss, year ended December 31, 2004	-	-	-	(3,859,006)	-	(3,859,006)

BALANCE, December 31, 2004	12,230,753	12,230	3,343,083	(4,427,920)	(30,000)	(1,102,607)

Common stock issued as Private Placement penalty shares,
valued at $222,549	283,500	284	(284)	-	-	-

Amortization of deferred finance costs	-	-	-	-	30,000	30,000

Common stock issued pursuant to Private Placements	8,025,000	8,025	1,734,475	-	-	1,742,500

Common stock issued for services	560,000	560	642,690	-	-	643,250

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD JANUARY 1, 2004 TO DECEMBER 31, 2005[Continued]

	Common Stock		Additional
			Paid-in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Costs	Total

Issuance of 1,000,000 common stock purchase warrants	-	$-	$-	$-	$-	$-
as finder’s fees, valued at $264,530

Issuance of 1,750,000 common stock purchase warrants for services	-	-	1,271,425	-	(1,039,824)	231,601

Issuance of common stock as finder’s fee, valued at $220,000	220,000	220	(220)	-	-	-

Issuance of 220,000 common stock purchase warrants, as finder’s
fees, valued at $205,826	-	-	-	-	-	-

Common stock issued to related party as repayment of debt	5,000,000	5,000	1,495,000	-	-	1,500,000

Common stock issued to former officer as payment of accrued salaries	202,060	202	119,013			119,215

Issuance of 6,250,000 Common stock purchase warrants
to related party as repayment of debt	-	-	1,796,167	-	-	1,796,167

Issuance of 252,575 Common stock purchase warrants
to former officer as payment of accrued salaries	-	-	145,635	-	-	145,635

Finders fees incurred for private placements	-	-	(156,250)	-	-	(156,250)

Amortization of deferred consulting fees	-	-	-	-	417,298	417,298

Net loss, year ended December 31, 2005	-	-	-	(5,956,895)	-	(5,956,895)

BALANCE, December 31, 2005	26,521,313	$26,521	$10,390,734	$(10,384,815)	$(622,526)	$(590,086)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2005	December 31, 2004
Cash Flows from Operating Activities:
Net loss	$(5,956,895)	$(3,859,006)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services rendered	700,745	1,062,252
Warrants granted for services rendered	174,106	260,000
Common stock and warrants issued to former
officers as salaries	244,644	--
Finance costs paid in common stock and
warrants to related party	2,758,216	--
Impairment loss	--	730,000
Depreciation and amortization	1,291	534
Amortization of deferred financing costs	30,000	15,000
Amortization of deferred consulting fees	417,298
Changes in assets and liabilities:
(Increase) decrease in inventories	(1,659)	4,661
(Increase) in prepaid expenses	(2,618)	(9,316)
Increase (Decrease) in accounts payable	(246,713)	379,736
Increase in accrued payroll and payroll taxes	163,815	86,914
Increase in accrued liabilities	68,290	49,402
(Decrease) in customer deposits	--	(836)
Net Cash (Used) by Operating Activities	(1,649,480)	(1,280,659)
Cash Flows from Investing Activities:
Capital expenditures	(17,026)	--
Payments for definite-life intangible assets	--	(14,500)
Payments for deposits	--	(8,865)
Net Cash (Used) by Investing Activities	(17,026)	(23,365)

Cash Flows from Financing Activities:
Proceeds from shareholder advances and loans	886,035	683,410
Payment of shareholder advances and loans	(127,489)	(286,341)
Proceeds (Payment) of other borrowings	(150,000)	170,000
Proceeds from sale of common stock and warrants	1,742,500	1,049,295
Payment of fees in connection with sale of common
stock and warrants	(97,750)	(296,117)
Net Cash Provided by Financing Activities	2,253,296	1,320,247

Increase in Cash	586,790	16,223

Cash at Beginning of Period	17,118	895

Cash at End of Period	$603,908	$17,118

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$32,521	$0
Income Taxes	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2004:

The Company issued 200,000 shares of common stock for the acquisition of Indefinite-Life Intangible Assets.  The shares were valued at $730,000, based on the market price as of January 8, 2004.

The Company issued 75,000 shares of common stock as compensation for loan funds of $150,000.  The shares were valued at $45,000.00, , based on the market price as of their issue date of December 22, 2004.

The Company issued 94,500 shares of common stock, valued at $74,182, as private placement penalty shares.  The Company was required to issue these shares because a registration statement covering the shares has not been declared effective under the Securities Act of 1933, as amended, as required by the subscription documents.  The value of these shares was charged to additional paid-in capital as a cost of raising capital.

For the year ended December 31, 2005:

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

The Company granted warrants to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share, for a term of two years, as finder’s fees in connection with the sale of 2,000,000 shares of common stock, for gross proceeds of $200,000.  The warrants were valued at $264,530 using the Black-Scholes pricing model.

The Company issued 220,000 shares of common stock, valued at $220,000, and 220,000 common stock purchase warrants, valued at $205,826, as a finder’s fee in connection with the sale of common stock.  These warrants have an exercise price of $.10 per share and a term of 2 years.

The Company issued 202,600 shares of common stock valued at $119,215 to a former officer (who is the son of the CEO) as consideration for payment of accrued salaries of $20,206.  The Company also issued the former officer warrants to purchase 252,575 shares of common stock, at an exercise price of $.10 per share for a term of three years.  The warrants were valued at $145,635 using the Black-Scholes pricing model.  The Company recognized $244,644 as non-cash compensation expense in the current period.

The Company accrued $58,500 in finder’s fees owed with regard to a Private Placement.

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Health Enhancement Products, Inc. and Subsidiary (“the Company”) produces and markets health products.  The Company was a development stage company at December 31, 2004.

NOTE 2 – BASIS OF PRESENTATION

The Company incurred net losses of $5,956,895 and $3,859,006 during the years ended December 31, 2005 and 2004, respectively.  In addition, the Company had a working capital deficiency of $628,654 and a stockholders' deficiency of $590,086 at December 31, 2005.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the year ended December 31, 2005, the Company relied heavily for its financing needs on its CEO, Mr. Howard R. Baer.  In addition, the Company successfully obtained external financing through private placements.

During the year ended December 31, 2005, the Company:

▪

Generated approximately $96,000 in net sales of its products;

▪

Received approximately $886,000 in advances from its CEO, of which $approximately $127,000 has been repaid in cash and $500,000 converted into equity;

▪

Raised an aggregate amount of $1,742,500 through Private Placements of the Company’s common stock.  The Company incurred finders’ fees of approximately $156,500;

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  In addition, the company is no longer in the development stage and has been generating revenues from product sales.  As noted above, the Company has had some difficulty raising funds from external sources and has been dependent for funding on its CEO, who, at this time, is not in a position to make further advances to the Company.

There can be no assurances that the Company will be able to raise the additional funds it requires.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiary.  All significant inter-company transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories – Inventories are stated at the lower of cost (principally average cost) or market.

Property and Equipment – Property and equipment consists of furniture, office equipment, and leasehold improvements, and is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally five to seven years.

Fair Value of Financial Instruments – The carrying amounts of cash, accounts payable, accrued liabilities and other current liabilities, and notes and loans payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

Revenue Recognition – Revenues are recognized upon shipment of product to customer.

Advertising Costs - Advertising costs are expensed as incurred.  Advertising costs were approximately $9,000 and $59,000 for the years ended December 31, 2005 and December 31, 2004, respectively.

Research and Development - Research and development costs are expensed as incurred.  The Company accounts for research and development expenses under two main categories:

-

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel.  Research expenses were approximately $77,000 and $58,000 for the years ended December 31, 2005 and 2004, respectively;

-

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities.  External clinical studies expenses were approximately $41,000 and $135,000 for the years ended December 31, 2005 and 2004, respectively.

Income Taxes - The Company accounts for income taxes under the asset and liability method using SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 were primarily attributable to net operating loss carry forwards.  Since the Company has a history of losses, a full valuation allowance has been established.  In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code.  The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Stock Based Compensation – The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”.  The provisions of SFAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.  The Company has elected to apply APB 25 in accounting for its stock option incentive plans.  The provisions of SFAS 148 require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed prominently and in a tabular format.

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.  Generally, the exercise price for stock options granted to the Company’s employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, resulting in no recognition of compensation expense.  For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented  Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants) are anit-dilutive.

Accounting Estimates - The preparation of financial statements in conformity with generally-accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimated.

Deferred Finance Costs – In November 2004, the Company issued two Promissory Notes in the aggregate principal amount of $150,000 with a three month term, in connection with which it issued 75,000 shares of its common stock.  These shares were valued at $45,000.00 , based on the quoted price of the Company’s common stock on the date of issuance.  Deferred financing costs of $45,000 related to the value of these issued shares were amortized at the rate of $15,000 per month over three months, the lives of the related debts.  The notes were due and repaid in February, 2005.

Reclassifications – Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

Recently-Enacted Accounting Standards -- In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R”) “Share Based Payment,” a revision of Statement No. 123, “Accounting for Stock Based Compensation.”  This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards.  The Company is required to adopt SFAS 123R effective January 1, 2006.  The standard provides for a prospective application.  Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.  In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes.  The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change.  SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change.  SFAS 154 is effective for accounting changes made in fiscal year beginning after December 15, 2005; however, SFAS 154 does not change the transaction provisions of any existing accounting pronouncements.  The Company believes the adoption of SFAS 154 will not have a material impact on its financial statements.

NOTE 4 - INVENTORIES

Inventories at December 31, 2005 consist of the following:

Finished goods	$ 4,222

The Company recognized a loss of $8,966 relating to the write-down of certain obsolete inventories during the year ended December 31, 2004.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consist of the following:

Furniture and fixtures	$3,521
Equipment	5,128
Leasehold improvements	8,377
17,026
Less accumulated depreciation and amortization	325
$16,701

Depreciation and amortization was $325 for the year ended December 31, 2005.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 6 – DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at December 31, 2005 consist of the following:

Patent applications in process	$14,500
Less: accumulated amortization	1,498
$13,002

The Company’s definite-life intangible assets are being amortized, upon being placed in service, over the estimated useful lives of the assets of 15 years, with no residual value.  Amortization expense was $966 and $534 for the years ended December 31, 2005 and 2004, respectively.  The Company estimates that their amortization expense for each of the next five years will be approximately $1,000 per year.

NOTE 7 - IMPAIRMENTS

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 8 – NOTE PAYABLE – RELATED PARTY AND SHAREHOLDER ADVANCES AND LOANS

On February 15, 2005, the Company entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”) in connection with Mr. Baer advancing the Company $364,000, for its benefit and that of its wholly-owned subsidiary, Health Enhancement Corporation (“HEC”).  Immediately prior to entering into the Loan Documents, the Company was indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances he made to us, for the benefit of us and HEC.  Following Mr. Baer’s advance of $364,000 on February 15, 2005, the Company was indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to June 30, 2005, Mr. Baer has advanced the Company an additional $397,385 for its benefit and that of HEC.  On March 25, 2005, the Company, Mr. Baer and HEC executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.   Accordingly, at July 8, 2005, the Note was in the principal amount of $1,244,744.  On July 8, 2005, Mr. Baer agreed to convert an aggregate of $538,000 of indebtedness (consisting of $500,000 in principal and $38,000 of interest) we owed him into 5,000,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock, at an exercise price of $.15 per share.  After giving effect to the conversion, we owed Mr. Baer approximately $745,000 in principal amount.  The Note bears interest at the rate of 10% per annum.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, in order to secure the Company’s obligations under the Note, the Company granted Mr. Baer a security interest in all our assets that are related to the Company’s ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to the Company by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to the Company.

The Company recognized finance costs of approximately $962,000 in connection with the issuance of the 5,000,000 shares of common stock.  In addition, finance costs of approximately $1,796,000 were recognized in connection with issuance of the 6,250,000 warrants.  The warrants were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 3.1%, expected dividend yield of zero, expected life of three years and expected volatility of 214.45%.

As of December 31, 2005, the outstanding principal balance was $673,905.

NOTE 9 - STOCKHOLDERS’ DEFICIENCY

On January 8, 2004, the Company issued 200,000 shares of common stock for the trademarks and formulas for Zodiac Herbal Vitamins and Zodiac Herbal Teas.  These shares were valued at $730,000, based on the quoted price of the Company’s common stock on that date.

On February 10, 2004, under a Form S-8 Registration Statement, the Company issued 150,000 shares of its common stock to the CEO of the Company for services rendered.  These shares were valued at $810,000, based on the quoted price of the Company’s common stock on that date.

In March 2004, the Company issued 85,084 shares of common stock for services rendered as follows: 25,000 to the Company’s CEO, 9,584 to an officer of the Company who is a relative of the Company’s CEO, 6,250 to an officer of the Company, and 44,250 shares to several unrelated third parties.  These shares were valued at $255,252, based on the quoted price of the Company’s common stock on the date of issuance.

In June 2004, the company issued an aggregate of 198,335 shares of common stock as part of a Regulation S offering for net proceeds of $126,679, after expenses of $227,617.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 9 - STOCKHOLDERS’ DEFICIENCY [Continued]

In June and July, 2004, the Company completed a private placement for an aggregate amount of $695,000, under which the Company issued 945,000 shares of common stock and 445,000 warrants to purchase common stock at an exercise price of $3.00.  The warrants vest immediately and expire on June 30, 2006.  At December 31, 2005, none of these warrants had been exercised, forfeited or cancelled.  In connection with this Private Placement, the Company paid $68,500 in cash as finder’s fees in July, 2004, and issued 95,500 shares of common stock as additional finder’s fees.

In November 2004, the Company cancelled 1,000 shares of common stock which had been previously issued in March 2004 for services rendered.  These returned shares were valued at $3,000, based on the quoted price of the Company’s common stock on the date of original issuance.

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

During the year ended December 31, 2005, the Company issued to the investors in the Private Placement the following:

-

on January 18, 2005, 47,250 shares of common stock valued at $18,900 (or $0.40 per share, based on the quoted price of the Company’s common stock at the date of issuance);

-

on February 17, 2005, 47,250 shares of common stock valued at $47,723 (or $1.01 per share, based on the quoted price of the Company’s common stock at the date of issuance);

-

on March 15, 2005, 47,250 shares of common stock valued at $59,063 (or $1.25 per share, based on the quoted price of the Company’s common stock at the date of issuance);

-

on April 19, 2005, 47,250 shares of common stock valued at $42,525 (or $.90 per share, based on the quoted price of the Company’s common stock at the date of issuance);

-

on May 17, 2005, 47,250 shares of common stock valued at $33,075 (or $.70 per share, based on the quoted price of the Company’s common stock at the date of issuance);

-

on June 19, 2005, 47,250 shares of common stock valued at $21,263 (or $.45 per share, based on the quoted price of the Company’s common stock at the date of issuance).

In November 2004, the Company entered into two Promissory Notes for an aggregate total of $150,000, under which it issued 75,000 shares of common stock.  The Notes were secured by a lien and security interest on certain property of the Company’s CEO, Mr. Howard Baer, and were payable on or before February 26, 2005.  These shares were valued at $45,000, based on the quoted price of the Company’s common stock on the date of issuance.  The Promissory Notes were fully repaid on February 15, 2005.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 9 - STOCKHOLDERS’ DEFICIENCY [Continued]

From June through August, 2005, the Company sold 5,675,000 shares of its common stock, $.001 par value (“common stock”), and warrants to purchase 7,093,750 shares of common stock (“warrants”), for an aggregate purchase price of $567,500.  The warrants are immediately exercisable, have an exercise price of $.10 per share, and a term of three years.  At December 31, 2005, none of these warrants had been exercised, forfeited or cancelled.  In connection with this private placement, the Company incurred a cash finder’s fee of $38,750, and has issued, as a finders fee, 220,000 shares of common stock valued at $220,000 and a warrant to purchase 1,000,000 shares of common stock, at a price of $.10 per share, for a term of two years.  Such warrants were valued at $265,000, using the Black-Scholes pricing model.

From November through December 2005, the Company sold 2,350,000 shares of its common stock, $.001 par value (“common stock”), and warrants to purchase 4,700,000 shares of common stock (“warrants”), for an aggregate purchase price of $1,175,000.  The warrants are immediately exercisable.  Half have an exercise price of $1.00 per share, and half have an exercise price of $2.00 per share.  The warrants have a term of three years.  At December 31, 2005, none of these warrants had been exercised, forfeited or cancelled.  In connection with this offering, the Company paid finders fees of $59,000 and owes an additional $58,500.

During the year ended December 31, 2005, the Company issued 560,000 shares of common stock valued at $578,000 to various individuals and entities for services rendered (excluding the 220,000 shares issued as finder’s fees).  All shares of common stock issued for services were valued at the quoted price for the common stock on the applicable valuation date.  The Company charged $557,000 to operating expenses, and $21,000 was recognized as deferred compensation.

During the year ended December 31, 2005, the Company issued 202,060 shares of common stock to a former officer as consideration for payment of accrued salaries of $20,206.  The stock was valued at $119,215, the quoted price for the common stock on the applicable valuation date and the Company has recognized a non-cash charge of $99,009.

During the year ended December 31, 2005, the Company issued 5,000,000 shares of common stock valued at $1,500,000 to the Company’s CEO as consideration for repayment of $500,000 principal indebtedness and $37,951 accrued interest.  The Company recognized non-cash financing charges of $962,049.

Warrants – On February 20, 2004, the Company issued 50,000 common stock purchase warrants, at an exercise price of $3.75 per share for services rendered.  These warrants were valued at $260,000.  The warrants vested immediately and are exercisable for three years.  At December 31, 2005, none of these warrants had been exercised, forfeited or cancelled.  The fair value of each warrant granted for services is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions for grants on February 20, 2004: risk-free interest rate of 2.25%, expected dividend yield of zero, expected lives of three years and expected volatility of 633%.

On August 12, 2005, the Company issued 220,000 common stock purchase warrants, at an exercise price of $.10 per share, for a term of 2 years.  The warrants were valued at $205,826, based on the Black-Scholes pricing model.

As of November 11, 2005, in consideration for consulting services, the Company agreed to issue warrants to purchase an aggregate 1,250,000 shares of common stock, at an exercise price of $.10 per share for a term of three years.  1,000,000 of these warrants are in consideration for services rendered and to be rendered from July 1, 2005 until June 30, 2006.  The remaining 250,000 warrants are in consideration for services rendered from July 1, 2005 through September 30, 2005.  The 1,000,000 warrants were valued at $696,422 using the Black-Scholes pricing model and such amount is being amortized over 12 months.  Amortization of deferred compensation related to the 1,000,000 warrants was $348,211 for the year ended December 31, 2005.  The remaining 250,000 warrants were valued at $174,106 and charged to operations in the current period.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 9 - STOCKHOLDERS’ DEFICIENCY [Continued]

A summary of the status of the Company’s warrants is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding – January 1, 2004	0	0
Granted (Services)	50,000	3.75
Granted (Private Placement)	445,000	3.00
Outstanding at December 31, 2004	495,000	3.04

Granted – Finder’s Fees	1,220,000.10
Granted (consulting services)	250,000.60
Granted (Services)	1,500,000.10
Granted (Private Placement)	7,093,750.10
Granted (Private Placement)	2,350,000	1.00
Granted (Private Placement)	2,350,000	2.00
Granted (debt conversion) – CEO	6,250,000.15
Granted (in lieu of salary) – Former Officer	252,575.10

Outstanding at December 31, 2005	21,761,325	$.49

NOTE 10 - RELATED PARTY TRANSACTIONS

Accounts Payable - At December 31, 2005, the Company owed $2,250 to an entity owned by the CEO of the Company.

Accrued Liabilities – Included in accrued liabilities at December 31, 2005 is $7,150 in accrued interest related to a note payable to the Company’s CEO, and $20,000 in accrued rent.

Accrued Salaries – Included in accrued salaries at December 31, 2005 is $99,000 owed to the Company’s CEO.

Office Space - The Company uses and, in consideration of such use, makes lease payments for, office space that is leased by the Company’s CEO.  During 2005 and 2004, the Company incurred rent expenses of $126,380 and $17,730, respectively for such lease payments.  During part of the 2004 fiscal year, the Company also paid the CEO an aggregate of $14,608 for other office space.

Equipment - The Company uses and, in consideration of such use, makes lease and rent payments for, equipment that is leased by an entity owned by the Company’s CEO.  During 2005 and 2004, equipment rental and lease expense paid to the entity amounted to $9,031 and $9,114, respectively.  The lease and rental payments equal the debt service on the equipment.  The CEO intends to transfer the equipment to the Company, for no consideration, once the note is paid in full.  At December 31, 2005, there were no amounts payable to the CEO for this rent.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 10 - RELATED PARTY TRANSACTIONS [Continued]

Vehicle - The Company uses and, in consideration of such use, makes lease payments for, a delivery van that is leased by the Company’s CEO.  During 2005 and 2004, the Company paid an aggregate of $4,640 and $4,621 respectively for such lease payments.  The lease payments equal the debt service on the vehicle.  The CEO has stated that he intends to transfer the vehicle to the Company, for no consideration, once the note is paid in full.  At December 31, 2005, there were no payments due and payable on this leased van.

Advertising - The Company paid for advertising space on www.politics.com, an Internet site owned by Politics.com, an entity of which the CEO is the Chairman and majority shareholder.  During the 2004 fiscal year, advertising expense to the entity amounted to $13,750.

NOTE 11 - INCOME TAXES

At December 31, 2005, the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $6,550,000, which may be applied against future taxable income, if any, through 2025.  Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2005, the Company had a deferred tax asset of approximately $2,750,000 representing the benefit of its net operating loss carry-forwards.  The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $1,225,000.

NOTE 12 – CONCENTRATIONS

Customers - The Company has no significant dependence on a limited range of suppliers or purchasers.  Revenues are generated primarily by internet sales, none of whom constitute a concentration the loss of which could have a material impact on the operations of the Company.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Commitment -- .   On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by our CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility located in Scottsdale, Arizona.  The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rent in the amount of $8,700 plus monthly taxes.  In February, 2005, Evans Road, LLC sold the building which was leased to us, and our CEO, Howard R. Baer, leased such building back from the buyer under a master lease.   Evans Road, LLC continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006.  As of April 1, 2006, we entered into an Amended and Restated Sublease with Mr. Baer (the “Amended and Restated Sublease”).  During 2004, we paid Evans Road, LLC approximately $26,596, representing $17,730 in rent and a security deposit of $8,865.  During 2005, we paid Evans Road, LLC  $106,380 in rent.  (See Note 14).

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 13 – COMMITMENTS AND CONTINGENCIES [Continued]

The future minimum lease payments related to the original lease (through March 31, 2006) and the Amended and Restated Sublease, are as follows:

2006	$210,000
2007	$240,000
2008	$240,000
2009	$240,000
Thereafter	$840,000(1)

(1) Assumes the Company exercises its right to terminate the Amended and Restated Sublease effective March 31, 2013.

Legal Proceedings - In or around April, 2004, we learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of our press releases and other public disclosures, and trading in our securities.  We cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of our officers appear for testimony at the SEC’s offices.  On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony.  We understand that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports we filed with the SEC or in other public documents or disclosures, including statements about the efficacy of our primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in our securities.  We are continuing to cooperate fully in the SEC’s investigation, which we understand is ongoing.  On January 18, 2006, the SEC enforcement staff sent a “Wells Notice” to us advising us that it intended to recommend to the SEC that it bring an enforcement action against us and certain of our present and former officers and directors, including our CEO.  We understand that as of the date hereof, the SEC staff’s recommendation has neither been finalized nor submitted to the SEC.  We are presently in discussions with the SEC staff concerning a possible consensual resolution of the investigation.  We do not know what the final terms and conditions of any such resolution will be or whether we will be able to reach any consensual resolution of the investigation.  Any consensual resolution we reach with the SEC could impose financial and other burdens on us which could materially and adversely affect our financial condition and our ability to raise additional capital.  In addition, our CEO may not be able to continue in such capacity.  If we are unable to reach a consensual resolution,  and if the SEC follows its staff’s recommendation to take action against us or our officers and directors, such action would have a material adverse effect on us.

Consulting Contract – On November 30, 2005, the Company entered into a consulting agreement with an individual consultant, for a one year term.  Under the agreement, the consultant will provide general business consulting services.  In consideration for such services, the Company issued the consultant a warrant to purchase 250,000 shares of common stock, at an exercise price of $.60 per share.  Such warrant was valued at $322,401, using the Black-Scholes pricing model, and such value is being amortized over the term of the agreement.  Amortization expense amounted to $69,086 during 2005. Further, the Company agreed, subject to further discussions with the consultant (including with respect to the determination of specific milestones to be achieved), to issue the consultant a warrant to purchase 1 million shares of common stock, at an exercise price of $.60 per share for a term of three years.  Such warrant has not yet been issued, because such further discussions have not yet occurred.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 14 - SUBSEQUENT EVENTS

On January 18, 2006, the Company issued an aggregate of 6,250,000 shares of its common stock, .001 par value (“common stock”), in connection with the exercise by the Company’s CEO of an outstanding warrant to purchase 6,250,000 shares of common stock.  The warrant had an exercise price of $.15 per share.  In connection with the exercise of the warrant, the holder, pursuant to the terms of the warrant, surrendered to the Company 288,462 shares of common stock issuable upon exercise of the warrant, in payment of the aggregate warrant exercise price.

Under the terms of the Amended and Restated Sublease (see Note 13), we are leasing an aggregate of approximately 15,000 square feet, of which we are occupying approximately 8,400 square feet, consisting of approximately 6,710 square feet of office space and 1,700 squarer feet of production space.  We are subleasing the remaining 6,600 square feet to a third party under a month to month tenancy at a rate of approximately $7,000 per month, plus rental taxes and electricity.  We can terminate this sublease upon thirty (30) days written notice to our subtenant.  We believe that we may need additional space in the foreseeable future, and that this space would be suitable for an expansion of our production and office facilities.

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease approximately 7 years from now (March 31, 2013).  The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000.  The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index.  We are obligated to pay an additional security deposit of approximately $110,000, following which we will have paid an aggregate security deposit equal to six months base rent.  This additional security deposit will be paid in eighteen equal monthly installments of approximately $6,000, commencing in August, 2006.  The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing from the CEO.

In April 2006, we commissioned a further clinical study of our ProAlgaZyme Product.  The estimated cost of this study will be approximately $120,000, and will be payable over the next several months.

EXHIBIT INDEX

Exhibit Number	Title

2.1	Agreement and Plan of Reorganization	(1)

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)

3.2	By-laws of the Company	(3)

10.01	Employment Agreement between Mr. Howard R. Baer and the Company, dated February 10, 2004	(4)

10.02	Amended and Restated Sublease between Howard R. Baer and the Company, dated April 12, 2006

10.04	Promissory Note, dated February 15, 2005, made by the Company in favor of Howard R. Baer	(5)

10.05	Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(5)

10.06	Patent Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(5)

10.07	Joinder Agreement and First Amendment, dated March 25, 2005, between the Company, Health Enhancement Corporation and Howard R. Baer	(5)

10.08	Subscription Agreement, dated June 21, 2004, between William J. Rogers, II and the Company	(5)

10.09	Subscription Agreement, dated July 29, 2005, between William J. Rogers, II and the Company

10.10	Subscription Agreement, dated July 29, 2005, between William J. Rogers, II and the Company

14.1	Code of Ethics	(6)

21	Subsidiaries of the Registrant	(5)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1

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

(5)

Filed as the same Exhibit number to our Form 10KSB, filed with the Commission on April 1, 2004, and incorporated by this reference.

(6)

Filed as Exhibit 99 to our Form 10-KSB, filed with the Commission on April 1, 2004, and incorporated by this reference.

2