Form 10QSB
period 2006-05-12
HEALTH ENHANCEMENT PRODUCTS INC
filed 2006-05-15
CIK 1101026

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ______________

Commission file number: 000-30415

Health Enhancement Products, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 32,929,427 shares of common stock, $0.001 par value, outstanding at May 1, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$113,657
Inventories	10,954
Prepaid Expenses	22,297

Total Current Assets	146,908

PROPERTY AND EQUIPMENT, NET	21,116

OTHER ASSETS:
Definite-life intangible assets, net	12,760
Deposits	8,865

Total Other Assets	21,625

$189,649

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable
Note payable, related party	$85,485
Loans payable, Other	673,251
Accrued salaries	20,000
Accrued payroll taxes	195,000
Accrued liabilities	14,054
183,904
Total Current Liabilities	1,171,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
32,865,427 issued and outstanding
Additional paid-in capital	32,865
Accumulated deficit	10,705,673
Deferred consulting fees	(11,352,548)
(368,035)
Total Stockholders' Deficit	(982,045)

$189,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005

NET SALES	$85,403	$8,299

COST OF SALES	63,483	15,232

GROSS PROFIT (LOSS)	21,920	(6,933)

OPERATING EXPENSES:
Selling	51,523	23,339
General and administrative	908,304	256,998
Research and development	12,504	26,232

Total Operating Expenses	972,331	306,569

LOSS FROM OPERATIONS	(950,411)	(313,502)

OTHER (EXPENSE)
Amortization of deferred finance cost	-	(30,000)
Interest expense, other	(716)	(915)
Interest expense, related party	(16,606)	(11,000)

Total Other (Expense)	(17,322)	(41,915)

NET LOSS	$(967,733)	$(355,417)

BASIC AND DILUTED LOSS
PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	31,293,647	12,294,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005

Cash Flows from Operating Activities:
Net Loss	$(967,733)	$(355,417)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services rendered	157,600	-
Amortization of deferred consulting fees	264,191	-
Depreciation and amortization	987	178
Amortization of deferred financing costs	-	30,000
Warrants granted for services rendered	128,708	-
Changes in assets and liabilities:
(Increase) decrease in inventories	(6,732)	1,616
(Increase) decrease in prepaid expenses	(9,057)	5,766
(Decrease) in accounts payable	(74,654)	(99,244)
Increase (decrease) in accrued salaries and payroll taxes	(48,684)	40,154
Increase (decrease) in accrued liabilities	45,662	(6,341)
Net Cash (Used) by Operating Activities	(509,712)	(383,288)

Cash Flows from Investing Activities:
Capital expenditures	(5,161)	-
Net Cash (Used) by Investing Activities	(5,161)	-

Cash Flows from Financing Activities:
Proceeds from shareholder advances and loans	-	516,385
Payment of shareholder advances and loans	(654)	-
Payments of other borrowings	-	(150,000)
Proceeds from exercise of warrants	25,276	-
Net Cash Provided by Financing Activities	24,622	366,385

Increase (Decrease) in Cash	(490,251)	(16,903)

Cash at Beginning of Period	603,908	17,118

Cash at End of Period	$113,657	$215

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$22,570	$11,915
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Quarter Ended March 31, 2006

The Company issued 10,000 shares of common stock valued at $9,700 to a consultant. This amount has been included in deferred consulting fees.

The Company issued an aggregate of 6,250,000 shares of its common stock, .001 par value (“common stock”), in connection with the exercise by the Company’s CEO of an outstanding warrant to purchase 6,250,000 shares of common stock. The warrant had an exercise price of $.15 per share. In connection with the exercise of the warrant, the holder, pursuant to the terms of the warrant, surrendered to the Company 288,462 shares of common stock valued at $937,500 issuable upon exercise of the warrant, in payment of the aggregate exercise price.

Quarter ended March 31, 2005

The Company issued 141,750 shares of common stock valued at $125,686 as private placement penalty shares. The Company was required to issue these shares because a registration statement covering the shares had not been declared effective under the Securities Act of 1933, as amended, as required by the subscription documents. The value of those shares was charged to additional paid-in capital as a cost of raising capital.

The Company issued a promissory note to the Company's CEO in the amount of $847,359, thereby recharacterizing the amounts payable from advances payable to note payable.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiary (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-KSB as at that date.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006, or any other period.

The Company incurred net losses of $967,733 and $355,417 for the three months ended March 31, 2006 and 2005, respectively. In addition, the Company had a working capital deficiency of $1,024,786 and a stockholders’ deficit of $982,045 at March 31, 2006. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.

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

Certain items in these condensed consolidated financial statements have been reclassified to conform to current period presentation.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R") "Share Based Payment", a revision of Statement No. 123, "Accounting for Stock Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.

NOTE 2 - INVENTORIES

Inventories at March 31, 2006 consists of the following:

Finished goods	$$10,954

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 consists of the following:

Furniture and fixtures	$$8,682
Equipment	2,329
Leasehold improvements	11,176
22,187
Less accumulated depreciation
and amortization	1,071
$$21,116

Depreciation and amortization was $745 for the three months ended March 31, 2006.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at March 31, 2006 consist of the following:

Patent applications in process	$$14,500
Less: Accumulated amortization	1,740
$$12,760

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the three months ended March 31, 2006 and 2005 was $242 and $178, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

Note payable to the Company’s CEO bears interests at 10% per annum. Commencing 30 days after written demand by the CEO, the principal amount and any accrued interest will be payable in 12 equal monthly installments. The Company has granted Mr. Baer a security interest in all of the Company’s assets related to the Company’s ProAlgaZyme Product.

During the quarter ended March 31, 2006, the Company repaid Mr. Baer $654 in principal and $22,200 in accrued interest. Interest expense was $16,606 and $11,000 for the quarters ended March 31, 2006 and 2005, respectively.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock - On January 18, 2006, the Company issued an aggregate of 6,250,000 shares of its common stock, .001 par value (“common stock”), in connection with the exercise by the Company’s CEO of an outstanding warrant to purchase 6,250,000 shares of common stock. The warrant had an exercise price of $.15 per share. In connection with the exercise of the warrant, the holder, pursuant to the terms of the warrant, surrendered to the Company 288,462 shares of common stock issuable upon exercise of the warrant, in payment of the aggregate exercise price, based upon a $3.25 per share market price on January 18, 2006.

In February, 2006, the Company issued to a former employee 252,576 shares of common stock upon exercise of a warrant. The Company received proceeds of $25,276 from such exercise. During the quarter ended March 31, 2006, the Company issued to consultants, for services rendered, 120,000 shares of common stock, valued at $157,600, and warrants to purchase 150,000 shares of common stock, valued at $128,708.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS’ DEFICIT [Continued]

A summary of the status of the Company’s warrants is presented below.

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004

Granted (Services)	50,000	3.75

Granted (Private Placement)	445,000	3.00

Outstanding at March 31, 2005	495,000	$3.04

Outstanding at December 31, 2005	21,761,325	$.49

Exercised first quarter 2006	(6,502,575)	(0.15)

Issued first quarter 2006	150,000	0.25

Outstanding at March 31, 2006	15,408,750	$0.63

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

Accrued Liabilities - Included in accrued liabilities at March 31, 2006 is $1,557 in accrued interest related to a note payable to the Company’s CEO and $1,478 in accrued rent to the Company’s CEO.

Management Compensation - During the three months ended March 31, 2006, the Company paid $49,500 in management compensation for services rendered by the CEO. An additional $99,000 is due the CEO for back salary and is included in accrued salaries.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments - Related Party - On December 9, 2004, we entered into a lease dated November 1, 2004 with Evans Road, LLC (a company owned by our CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility located in Scottsdale, Arizona. The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rental in the amount of $8,700 plus monthly taxes. In February, 2005, Evans Road, LLC sold the building which was leased to us, and our CEO, Howard Baer, leased such building back from the buyer under a master lease. Our CEO continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006. As of April 1, 2006, we entered into an Amended and Restated Sublease with Mr. Baer. During the quarter ended March 31, 2006, we paid Mr. Baer approximately $34,000 in rent.

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

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease approximately 7 years from now (March 31, 2013). The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We are obligated to pay an additional security deposit of approximately $110,000, following which we will have paid an aggregate security deposit equal to six months base rent. This additional security deposit will be paid in eighteen equal monthly installments of approximately $6,000, commencing in August, 2006. The Amended and Restated Sublease is a “net lease”, which mean that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing from the CEO.

The future minimum lease payments related to the original lease (through March 31, 2006) and the Amended and Restated Sublease, are as follows:

2006	$210,000
2007	$240,000
2008	$240,000
2009	$240,000
Thereafter	$840,000 (1)

(1) Assumes the Company exercises its right to terminate the Amended and Restated Sublease effective March 31, 2013.

Legal Proceedings - In or around April, 2004, we learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of the Company’s press releases and other public disclosures, and the trading in the Company’s securities. We cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of its officers appear for testimony at the SEC’s offices. On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony. We understand that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports the Company filed with the SEC or in other public documents or disclosures, including statements about the efficacy of the Company’s primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in the Company’s securities. We are continuing to cooperate fully in the SEC’s investigation, which we understand is ongoing. On January 18, 2006, the SEC enforcement staff sent a “Wells Notice” to us advising us that it intended to recommend to the SEC that it brings an enforcement action against us and certain of our present and former officers and directors, including our CEO. We understand that as of the date hereof, the SEC staff’s recommendation has neither been finalized nor submitted to the SEC. We are presently in discussions with the SEC staff concerning a possible consensual resolution of the investigation. We do not know what the final terms and conditions of any such resolution will be or whether we will be able to reach any consensual resolution of the investigation. Any consensual resolution we reach with the SEC could impose financial and other burdens on us which could materially and adversely affect our financial condition and our ability to raise additional capital. In addition, our CEO may not be able to continue in such capacity. If we are unable to reach a consensual resolution, and if the SEC follows its staff’s recommendation to take action against us or our officers and directors, such action would have a material adverse effect on us.

Consulting Contract - On November 30, 2005, the Company entered into a consulting agreement with an individual consultant, for a one year term. Under the agreement, the consultant will provide general business consulting services. In consideration for such services, the Company issued the consultant a warrant to purchase 250,000 shares of common stock, at an exercise price of $.60 per share. Such warrant was valued at $322,401, using the Black-Scholes pricing model, and such value is being amortized over the term of the agreement. Amortization expense amounted to $69,086 during the quarter ended March 31, 2006. Further, the Company agreed, subject to further discussions with the consultant (including with respect to the determination of specific milestones to be achieved), to issue the consultant a warrant to purchase 1 million shares of common stock, at an exercise price of $.60 per share for a term of three years. Such warrant has not yet been issued, because such further discussions have not yet occurred.

NOTE 9 - SUBSEQUENT EVENTS

In April 2006, we commissioned a further clinical study of our ProAlgaZyme Product. The estimated cost of this study will be approximately $120,000, and will be payable over the next several months. In May, 2006, the CEO advanced an additional $55,000 to the Company, following which, the Company owed the CEO $708,000 in principal amount pursuant to that certain promissory note of the Company.

Through May 10, 2006, the Company raised an aggregate of $104,700 from the private sale of 209,400 shares of Common Stock, at a price of $.50 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Critical Accounting Policies

The Accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America "US GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals, income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our financial statements because they are affected significantly by management's judgments, assumptions and estimates.

Income taxes

We account for income taxes using the asset and liability method described in SFAS No. 109, "Accounting For Income Taxes," the objective of which is to establish deferred tax asset and liabilities for the temporary differences between the financial reporting and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements - Share Based Payment

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R") "Share Based Payment", a revision of Statement No. 123, "Accounting for Stock Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.

Results of Operations for the three months ended March 31, 2006 and March 31, 2005.

Net Sales.  Net sales were $85,403 and $8,299 in the three months ended March 31, 2006 and 2005, respectively. These sales reflect exclusively revenues from the ProAlgaZyme product. The ProAlgaZyme product has also been marketed under the name “AlphaSystem Replenisher” (“ASR”).

We believe that our inability in 2005 to arrange for external trials regarding our ProAlgaZyme product, coupled with limitations on our ability to promote our product, has contributed to a low level of net sales. Although our ProAlgaZyme product is available for sale and we are exploring various potential marketing opportunities, as well as advertising the product on a limited basis, we expect only limited sales revenue until at least the last half of 2006. We believe that our ability to generate sales of the ProAlgaZyme product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as additional advertising. The testing necessary to further characterizing the product, identifying its method of action and establishing its effectiveness is ongoing.

As previously disclosed, we have suspended sales and marketing of the ReplenTish product. Thus, we expect no revenue from our ReplenTish product for the foreseeable future.

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

Cost of Sales. Total Cost of Sales was $63,483 and $15,232 for the three months ended March 31, 2006 and 2005, respectively. Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the proteolytic enzyme within the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale. The increase in cost of sales was due to the increase in sales.

Gross Profit (Loss). Total Gross Profit (Loss) was $21,920 and ($6,933) for the three months ended March 31, 2006 and 2005, respectively. The negative gross profit for the quarter ended March 31, 2005 was due to limited sales, leading to cost of sales - much of which reflected relatively fixed production expenses for the ProAlgaZyme product - exceeding sales revenues. For the quarter ended March 31, 2006, the gross profit was due to the increase in our sales volume.

Research and Development Expenses. For the three months ended March 31, 2006 and 2005, we incurred $12,504 and $26,232 on research and development expenses, respectively. These expenses are comprised of costs associated with internal and external research. We incurred $12,396 and $230 on internal clinical studies (and related research) during the quarter ended March 31, 2006 and 2005, respectively. The increase in internal research expenses was due to the increased use of outside research consultants, partially offset by a decrease in payroll associated with internal research. We expect internal research and development to increase further in 2006, subject to the availability of sufficient funding, which we do not currently have for such purpose. In addition, we incurred $108 and $26,002 on external clinical studies during the quarters ended March 31, 2006 and 2005, respectively. This decrease in external research expense was due primarily to a decrease in the amount of activity related to external trials. We expect external research and development to increase in 2006. The significant overall curtailment of research and development spending was due primarily to our inability to arrange for external trials in 2005.

We have recently engaged several third parties to conduct testing directed toward further characterization of the product and determining its method of action and efficacy. In May, 2006, we commenced two clinical trials in Cameroon, one of which will explore the possible effects of ProAlgaZyme on HIV. In particular, the trial will explore ProAlgaZyme’s potential to reduce viral loads in patients with HIV. The second trial will explore ProAlgaZyme’s potential effects on C-Reactive Protein (CRP) levels and the inflammation process. Subject to the availability of sufficient funding, we plan to continue these research and development activities during the balance of 2006. Historically, we have been funded by our CEO and through external sources. We have in the past had difficulty raising substantial funds from external sources; however, we recently raised a limited amount of capital. Mr. Baer, our CEO, may not in the future be in a position to make further advances to us. We may not be able to raise the funding that we need to continue our research and development activities. In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its efficacy will be impeded, thereby hindering our ability to generate sales revenue and impacting negatively our operating results.

Selling and Marketing Expenses. Selling and marketing expenses were $51,523 and $23,339 for the three months ended March 31, 2006 and 2005, respectively. The increase in selling and marketing expenses was due primarily to an increase in advertising expenses, as well as an increase in shipping costs due to increased sales.

We are not currently engaged in any significant advertising or marketing related activities. However, we intend to continue to direct selling efforts to existing ProAlgaZyme users. In addition, we are exploring the establishment of additional distribution channels for ProAlgaZyme. The limit on our ability thus far to advertise our product (due to the need for additional testing) has had and, until we are able to advertise our product based upon the results of clinical trials further demonstrating its efficacy, will continue to have, a material adverse effect on sales revenue and operating results. We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase advertising in 2006, subject to availability of sufficient funding, which we do not currently have.

General and Administrative Expenses. General and administrative expense was $908,304 (includes $550,000 in non-cash stock based charges) and $256,998 for the three months ended March 31, 2006 and 2005, respectively. The increase for the quarter ended March 31, 2006 is due primarily to the increased reliance upon outside consultants and increased legal fees.

Interest/Other Expense

Interest expense was $17,322 and $11,915 for the three months ended March 31, 2006 and 2005, respectively. The increase in interest expense is due primarily to the increase in interest we incurred on the note payable to our CEO.

During the three months ended March 31, 2005, we recognized amortization of deferred finance costs of $30,000, related to the issuance of two Promissory Notes on November 26, 2004 in the aggregate principal amount of $150,000, which were repaid February 15, 2005.

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

We have had limited revenue ($85,403 for the three months ended March 31, 2006) and have incurred significant net losses since inception, including a net loss of $967,733 during the quarter ended March 31, 2006 and an aggregate net loss of $11.2 million since inception (includes $550,499 and $6.1 million in non cash stock based charges, respectively). We expect only limited sales revenue until at least the second half of 2006. Further, since inception, we have incurred negative cash flow from operations. During the quarter ended March 31, 2006, we incurred negative cash flows from operations of $509,712. As of March 31, 2006, we had a working capital deficiency of approximately $1,024,786 and a stockholders’ deficiency of approximately $982,045. We believe that, as of May 1, 2006, our working capital deficiency had increased, compared to the deficiency at March 31, 2006. We have an immediate and urgent need for additional capital. We are largely dependent upon Howard R. Baer, our CEO, and external sources for funding. Mr. Baer may not have the ability to provide us with further advances, and we have had difficulty in raising substantial capital from external sources. These factors raise substantial doubt about our ability to continue as a going concern. If we are not able to obtain additional funding almost immediately, we will probably be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

During the three months ended March 31, 2006 and 2005, our operating activities used approximately $509,712 and $383,288 in cash, respectively. Our financing activities generated approximately $24,622 and $366,385 during the quarters ended March 31, 2006 and 2005, respectively. The decrease in cash generated by our financing activities in the first quarter of 2006 was due primarily to a decrease in the amount of funds loaned to us by our CEO. Mr. Baer has provided an additional $55,000 in advances since March 31, 2006. We did not receive any funding from external sources during the three months ended March 31, 2006. However, in May 2006, we received $104,700 in gross proceeds from the private sale of an aggregate of 209,400 shares of our common stock, at a price of $.50 per share.

Although we have recently raised a limited amount of capital, we continue to experience a shortage of capital. As noted above, we have been largely dependent upon Howard R. Baer, our CEO, and external sources for funding. Our dependence on Mr. Baer for funding decreased substantially, however, during the quarter ended March 31, 2006, compared with the comparable prior period. Mr. Baer may not have the ability to provide us with further advances and, although we recently raised a limited amount of capital, we have in the past had difficulty in raising substantial capital from external sources. These factors raise substantial doubt about our ability to continue as a going concern. If we are not able to obtain additional funding almost immediately, we will probably be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

Mr. Baer, our CEO, has advanced us an aggregate of $1,587,375 from inception to March 31, 2006, including an aggregate of $886,035 during 2005. In addition, Mr. Baer advanced us $55,000 on May 3, 2006. Since inception, we have repaid Mr. Baer a total of $413,830 in cash. On February 15, 2005, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”), under which we were indebted to Mr. Baer in the aggregate amount of $847,359.  On March 25, 2005, we, Mr. Baer and our wholly-owned subsidiary, Health Enhancement Corporation (“HEC”), executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.

As of July 8, 2005, the Note was in the principal amount of $1,244,744. On July 8, 2005, Mr. Baer converted an aggregate of $538,000 of indebtedness (consisting of $500,000 in principal and $38,000 of interest) we owed him into 5,000,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock, at an exercise price of $.15 per share. After giving effect to the conversion, we owed Mr. Baer approximately $745,000 in principal. We incurred non-cash financing charges in the amount of $2,758,000 in connection with this conversion. We have since made net repayments to Mr. Baer of approximately $92,000 leaving a principal balance of approximately $708,000 at May 10, 2006.

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

We estimate that we will require approximately $1,000,000 in cash over the next twelve months in order to fund our operations, not including legal fees in connection with the investigation by the Securities and Exchange Commission (see below). Based on this cash requirement, we have a near term need for additional funding. For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements. Historically, we have had difficulty raising substantial funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources. In addition to external sources, we have been dependent for our funding on advances from our CEO, Mr. Howard R. Baer. Mr. Baer may not be in a position to provide us with additional funds. We cannot assure you that Mr. Baer will, in the future, be able or willing to advance us additional funds. Nor can we assure you that we will be able to obtain from external sources the funds that we need to continue our operations. If we are not able to raise additional funds in the near term, we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

As described in Part I, Item 3 of this Report, we are subject to an ongoing formal investigation by the Securities and Exchange Commission. The cost of legal representation in connection with this investigation has been, and will continue to be, substantial, until the matter is resolved. From April 2004 through April 30, 2006, we incurred legal fees and costs of approximately $660,000 in connection with this matter. As described in Note 7 under “Legal Proceedings”, we are currently in discussions with the SEC staff concerning a possible consensual resolution of the Investigation. Accordingly, while we expect that we will continue to incur significant legal fees pending resolution of the investigation, we expect that future legal fees will be significantly less than legal fees incurred through April 30, 2006. The cash that will be required to pay these fees is in addition to the cash requirements described in the preceding paragraph.

We do not have product liability insurance. If a product claim were successfully made against us, there would be a material adverse effect on our financial condition.

We have an immediate and urgent need for additional capital. Our lack of any substantial capital has had and will continue to have a material adverse affect on our ability to implement our business plan and continue as a going concern. There is a significant risk that we will not be able to continue as a going concern and that you will lose your entire investment in our company.

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

Off-Balance Sheet arrangement

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities

We issued 252,575 shares of our common stock upon exercise of an outstanding warrant by a former officer. We received approximately $25,000 in proceeds from payment of the exercise price. We also issued an aggregate of 204,000 shares of common stock and warrants to purchase 150,000 shares of common stock, at an exercise price of $.25 per share, to consultants in consideration of services rendered and to be rendered to us, including 9,000 shares issued in payment of a finder’s fee.

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

Item 5. Other Information

As previously disclosed effective, April 1, 2006, we entered into an Amended and Restated Sublease (defined below) with our CEO, Howard R. Baer.

By way of background, on December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by our CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility in Scottsdale, Arizona.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  In addition, we desired to consolidate our corporate headquarters and production facility. Evans Road, LLC expended a substantial amount of money on building improvements in order to meet our requirements for this facility.   The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rent in the amount of $8,700 plus monthly taxes.  In February, 2005, Evans Road, LLC sold the building which was leased to us, and our CEO, Howard R. Baer, leased such building back from the buyer under a master lease.   Our CEO leased the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006. On April 12, 2006, we entered into an Amended and Restated Sublease with Mr. Baer (effective as of April 1, 2006) (the “Amended and Restated Sublease”).

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number	Description
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)

3.2	By-laws of the Company	(2)

10.02	Amended and Restated Sublease between Howard R. Baer and the Company dated April 12, 2006	(3)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.
(2)	Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.
(3)	Filed as the same Exhibit number to our Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated by this reference.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: May 12, 2006	By: /s/Howard R. Baer
Howard R. Baer
Chief Executive Officer

Date May 12, 2006
By: /s/Janet L. Crance
Janet L. Crance
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)

3.2	By-laws of the Company	(2)

10.02	Amended and Restated Sublease between Howard R. Baer and the Company dated April 12, 2006	(3)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.
(2)	Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.
(3)	Filed as the same Exhibit number to our Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated by this reference.