Form 10QSB
period 2006-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2006-08-11
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 36,478,827 shares of common stock, $0.001 par value, outstanding at August 8, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

FORM 10-QSB

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I – FINANCIAL INFORMATION

F-1

Item 1.  Consolidated Financial Statements

F-1

Item 2. Management’s Discussion and Analysis or Plan of Operation

1

Item 3. Controls and Procedures

5

PART II – OTHER INFORMATION

6

Item 1.  Legal Proceedings

6

Item 2. Unregistered Sales

6

SIGNATURES

8

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

1

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2006

ASSETS
CURRENT ASSETS:
Cash	$ 294,441
Inventories	4,558
Prepaid Expenses	28,447

Total Current Assets	327,446

PROPERTY AND EQUIPMENT, NET	27,996

OTHER ASSETS:
Definite-life intangible Assets, net	12,518
Deposits	119,856

Total Other Assets	132,374

$ 487,816
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$ 209,152
Note payable, Related Party	707,351
Loans Payable, Other	20,000
Accrued Salaries	78,237
Accrued Payroll Taxes	15,424
Accrued Liabilities	135,125

Total Current Liabilities	1,165,289

LONG TERM LIABILITIES:
Accrued long term deposits	42,623
1,207,912

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized
34,394,827 issued and outstanding	34,395
Additional Paid-In Capital	11,901,313
Accumulated deficit	(12,540,660)
Deferred consulting fees	(115,144)

Total Stockholders' Deficit	(720,096)

$ 487,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

NET SALES	$ 5,031	$ 93,337	$ 13,329	$ 178,740

COST OF SALES	32,409	76,398	47,641	139,882

GROSS PROFIT (LOSS)	(27,378)	16,939	(34,312)	38,858

OPERATING EXPENSES:
Selling	17,090	76,968	40,428	128,491
General and Administrative	290,327	1,011,587	547,325	1,919,893
Research and Development	5,917	118,058	32,150	130,561
Vendor settlements	(48,800)		(48,800)	-

Total Operating Expense	264,534	1,206,613	571,103	2,178,945

LOSS FROM OPERATIONS	(291,912)	(1,189,674)	(605,415)	(2,140,087)

OTHER INCOME (EXPENSE)
Other Income -- Rent	-	20,763	-	20,763
Amortization of deferred finance costs	-	-	(30,000)	-
Interest Expense	(882)	(2,027)	(1,797)	(2,741)
Interest Expense - Related Party	(24,212)	(17,174)	(35,212)	(33,781)

Total Other Income (Expense)	(25,094)	1,562	(67,009)	(15,759)

NET LOSS	$ (317,006)	$ (1,188,112)	$ (672,424)	$ (2,155,846)

BASIC AND DILUTED LOSS
PER SHARE	$ (0.03)	$ (0.04)	$ (0.04)	$ (0.07)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	12,642,682	33,157,827	18,626,149	32,230,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six	For the six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2006

Cash Flows for Operating Activities:
Net Loss	$ (672,424)	$ (2,155,846)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	-	559,845
Non-cash - amortization of deferred consulting fees	-	517,082
Non-cash - warrants granted for services rendered	-	181,333
Amortization of intangibles	360	484
Depreciation expense	-	2,668
Amortization of deferred financing costs	30,000	-
Changes in assets and liabilities:	-	-
(Increase) in inventories	(1,051)	(336)
(Increase) decrease in prepaid expenses	57	(15,207)
(Increase) in deposits	-	(110,990)
Increase (decrease) in accounts payable	(372,173)	49,013
Increase (decrease) in payroll and payroll taxes	121,919	(68,077)
Increase in accrued liabilities	65,118	98,006
	-	-
Net Cash (Used) by Operating Activities	(828,194)	(942,025)

Cash Flows from Investing Activities:
Capital expenditures	-	(13,964)

Net Cash (Used) by Investing Activities	-	(13,964)

Cash Flow from Financing Activities:
Proceeds from shareholder advances	829,385	55,000
Payment of shareholder advances	-	(21,554)
Proceeds from other borrowings	1,650	-
Payments of other borrowings	(150,000)	-
Payment of fees in connection with sale of common stock
and warrants	-	(44,900)
Proceeds from sale of common stock and warrants	248,000	657,976
Net Cash Provided by Financing Activities	929,035	646,522

Increase (Decrease) in Cash	100,841	(309,467)

Cash at Beginning of Period	17,118	603,908

Cash at End of Period	$ 117,959	$ 294,441

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ 41,442
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six months ended June 30, 2006

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

The Company issued 120,000 warrants valued at $148,625 to three employees as bonus compensation.

The Company reversed accrued finders’ fees of $58,500 previously recorded in error.

Six months ended June 30, 2005.

The Company issued 283,500 shares of common stock valued at $222,549 as private placement penalty shares.  The Company was required to issue these shares because a registration statement covering the shares has not been declared effective under the Securities Act of 1933, as amended, as required by the subscription agreement documents.  The value of those shares was charged to additional paid in capital as a cost of raising capital.

The Company issued a promissory note to the Company’s CEO in the amount of $847,359, thereby recharacterizing the amounts payable from advances payable to note payable.

The Company granted warrants to purchase 1,000,000 shares of common stock, at an exercise price of $.10 per share for a term of one year, as finder’s fees in connection with the sale of 2,000,000 shares of common stock for gross proceeds of $200,000.  The warrants were valued at $265,000 using the Black Scholes pricing model.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006, or any other period.

The Company incurred net losses of $2,155,846 and $672,424 for the six months ended June 30, 2006 and 2005, respectively.  In addition, the Company had a working capital deficiency of $837,843 and a stockholders’ deficit of $720,096 at June 30, 2006.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital.  From May through August, 2006, the Company raised approximately $1.5 million in net proceeds from the private sale of its common stock.  There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

NOTE 2 – INVENTORIES

Inventories at June 30, 2006 consist of the following:

Finished goods	$4,558

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 consists of the following:

Furniture and fixtures	$9,546
Equipment	10,268
Leasehold improvements	11,176
30,990
Less accumulated depreciation
and amortization	2,994
$27,996

Depreciation and amortization was $2,668 for the six months ended June 30, 2006.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at June 30, 2006 consist of the following:

Patent applications in process	$14,500
Less: Accumulated amortization	1,982
$12,518

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the six months ended June 30, 2006 and 2005 was $484 and $360, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

Note payable to the Company’s CEO bears interests at 10% per annum. Commencing 30 days after written demand by the CEO, the principal amount and any accrued interest will be payable in 12 equal monthly installments. The Company has granted Mr. Baer a security interest in all of the Company’s assets related to the Company’s ProAlgaZyme Product.

During the six months ended June 30, 2006, the Company paid Mr. Baer $21,554 in principal and $38,700 in accrued interest. During the six months ended June 30, 2006, Mr. Baer advanced the Company an additional $55,000.  Interest expense was $33,781 and $35,212 for the six months ended June 30, 2006 and 2005, respectively.

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

During the quarter ended June 30, 2006, the Company issued to consultants, for services rendered, 255,000 shares of common stock, valued at $368,500.  During the quarter ended June 30, 2006, the Company privately sold 1,265,400 shares of common stock for $632,700.  In connection with this issuance, the Company paid cash finder’s fees of $44,900, and issued 9,000 shares of common stock.  In June, 2006, the Company issued 120,000 warrants to three employees as bonus compensation.  These warrants were valued at $148,625.  Since the Company had previously accrued $96,000 for these bonuses, the Company incurred a charge of $52,625 in the three months ended June 30, 2006.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS’ DEFICIT - continued

A summary of the status of the Company’s warrants is presented below.

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005	21,761,325	$ 0.49

Exercised first quarter 2006	(6,502,575)	0.10

Issued first quarter 2006	150,000	0.25

Issued second quarter 2006	120,000	0.50

Balance, June 30, 2006	15,528,750	$ 0.65

NOTE 7 - RELATED PARTY TRANSACTIONS

Accrued Liabilities - Included in accrued liabilities at June 30, 2006 is $2,231 in accrued interest related to a note payable to the Company’s CEO.

Accrued Salaries – Consists of $78,237 owed to the CEO for unpaid salary.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments - Related Party - On December 9, 2004, we entered into a lease dated November 1, 2004 with Evans Road, LLC (a company owned by our CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility located in Scottsdale, Arizona. The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rental in the amount of $8,700 plus monthly taxes. In February, 2005, Evans Road, LLC sold the building which was leased to us, and our CEO, Howard Baer, leased such building back from the buyer under a master lease. Our CEO continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006. As of April 1, 2006, we entered into an Amended and Restated Sublease with Mr. Baer. During the six months ended June 30, 2006, we paid Mr. Baer approximately $94,000 in rent.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES - continued

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

Legal Proceedings - In or around April, 2004, we learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of the Company’s press releases and other public disclosures, and the trading in the Company’s securities. We cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of its officers appear for testimony at the SEC’s offices. On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony. We understand that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports the Company filed with the SEC or in other public documents or disclosures, including statements about the efficacy of the Company’s primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in the Company’s securities. We are continuing to cooperate fully in the SEC’s investigation, which we understand is ongoing. On January 18, 2006, the SEC enforcement staff sent a “Wells Notice” to us advising us that it intended to recommend to the SEC that it bring an enforcement action against us and certain of our present and former officers and directors, including our CEO. We are continuing our discussions with the SEC staff concerning a consensual resolution of the investigation. We understand that the SEC staff’s recommendations have been submitted to the SEC, which has not yet acted on them. We do not know what the final terms and conditions of any consensual resolution will be or whether we will be able to reach any such resolution of the investigation. Any consensual resolution we reach with the SEC could impose financial and other burdens on us which could materially and adversely affect our financial condition and our ability to raise additional capital. In addition, our CEO may not be able to continue in such capacity. If we are unable to reach a consensual resolution, and if the SEC follows its staff’s recommendation to take action against us or our officers and directors, such action would have a material adverse effect on us.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES – continued

Consulting Contracts - On November 30, 2005, the Company entered into a consulting agreement with an individual consultant, for a one year term. Under the agreement, the consultant will provide general business consulting services. In consideration for such services, the Company issued the consultant a warrant to purchase 250,000 shares of common stock, at an exercise price of $.60 per share. Such warrant was valued at $322,401, using the Black-Scholes pricing model, and such value is being amortized over the term of the agreement. Amortization expense amounted to $138,172 during the six months ended June 30, 2006. Further, the Company agreed, subject to further discussions with the consultant (including with respect to the determination of specific milestones to be achieved), to issue the consultant a warrant to purchase 1 million shares of common stock, at an exercise price of $.60 per share for a term of three years. Such warrant has not yet been issued, because such further discussions have not yet occurred. In June, 2006, the Company entered into a consulting agreement under which the consultant will provide investor and public relations services. The agreement provides for the issuance of 200,000 shares of common stock, which have been issued and valued at $297,000. The agreement also provides for payment of $20,000 per month.

NOTE 9 - SUBSEQUENT EVENTS

During July and August, 2006, the Company raised an aggregate of $1,042,000 from the private sale of 2,084,000 shares of Common Stock, at a price of $.50 per share.  In connection with these stock sales, the Company incurred finders’ fees of $91,250.

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

Recent Accounting Pronouncements - Share Based Payment

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R") "Share Based Payment", a revision of Statement No. 123, "Accounting for Stock Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company adopted SFAS 123R, effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.

Results of Operations for the three and six months ended June 30, 2006 and June 30, 2005.

Net Sales.  Net sales for the three and six months ended June 30, 2006 were $93,337 and $178,740, respectively, as compared to $5,031 and $13,329 for the comparable periods in 2005.  These sales reflect principally revenues from the ProAlgaZyme product.  The ProAlgaZyme product has also been marketed under the name “AlphaSystem Replenisher” (“ASR”).

We have experienced a limited increase in our sales, due, we believe, to increased public awareness of our product.  We believe that our inability in 2005 to arrange for external trials regarding our ProAlgaZyme product, coupled with limitations on our ability to promote our product, has contributed to a low level of net sales.  Although our ProAlgaZyme product is available for sale and we are exploring various potential marketing opportunities, as well as advertising the product on a limited basis, we expect only limited sales revenue until at least the fourth quarter of 2006.  We believe that our ability to generate sales of the ProAlgaZyme product will depend upon, among other things, further characterization of the product, identification of its method of action and obtaining further evidence of its efficacy, as well as additional advertising.  The testing necessary to further characterizing the product, identifying its method of action and establishing its effectiveness is ongoing.

On November 11, 2005, we entered into an Agreement with Suarez Corporation Industries, a diversified distribution company (“Suarez”).  Under the terms of the Agreement, Suarez was to test market our ProAlgaZyme product for about six weeks.  Suarez purchased ProAlgaZyme from us in connection with this Agreement.  Under the Agreement, if Suarez determined that the test marketing was successful, we and Suarez were to negotiate an exclusive agreement under which Suarez would purchase the product from us and resell it as a weight-loss product.  Though our Agreement has since expired, we are still exploring with Suarez the possibility of Suarez distributing our product.  Suarez recently purchased an additional quantity of ProAlgaZyme.  Although we are hopeful that we will be able to enter into an Agreement with Suarez that will ultimately lead to a meaningful increase in our sales revenue, we cannot be sure what the outcome of our discussions with Suarez will be.

Although our revenues have grown, until we receive further positive test results regarding ProAlgaZyme’s method of action and efficacy, we may not have meaningful sales revenue.  Even if we receive positive test results, we cannot be sure that they will lead to an increase in our sales revenue.

Cost of Sales.  Total Cost of Sales was $76,398 and $139,882 for the three and six months ended June 30, 2006, respectively, as compared to $32,409 and $47,641 for the comparable periods in 2005.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  The increase in cost of sales for 2006 is a direct result of our increased sales volume.

Gross Profit.  Total Gross Profit was $16,939 and $38,858 for the three and six months ended June 30, 2006, respectively, as compared to $(27,378) and $(34,312) for the comparable periods in 2005.  The negative gross profit for 2005 was due to limited sales, leading to cost of sales – much of which reflects relatively fixed production expenses for the ProAlgaZyme product - exceeding sales revenues.  However, for the six months ended June 30, 2006 we have achieved positive gross profit, as a result of our increased sales.

Research and Development Expenses.   For the three and six months ended June 30, 2006, we incurred $118,058 and $130,561 on research and development expenses, respectively, as compared to $5,917 and $32,150 for the comparable periods in 2005.  These expenses are comprised of costs associated with internal and external research.  The increase in our research and development is due primarily to the initiation of external clinical trials of our product.

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

Selling and Marketing Expenses. Selling and marketing expenses were $76,968 and $128,491 for the three and six months ended June 30, 2006, respectively, as compared to $17,090 and $40,428 for the comparable periods in 2005.  The Company has contracted with several consultants to provide outside marketing support for our product, resulting in a substantial increase in sales and marketing expense for 2006.  We intend to direct our in house selling efforts to existing ProAlgaZyme users.  The consultants will provide us with exposure in the media through the use of radio and television segments.

We are not currently engaged in any significant advertising or marketing related activities.  However, we intend to continue to direct selling efforts to existing ProAlgaZyme users.  In addition, we are exploring the establishment of additional distribution channels for ProAlgaZyme.  The limit on our ability thus far to advertise our product (due to the need for additional testing) has had and, until we are able to advertise our product based upon the results of clinical trials further demonstrating its efficacy, will continue to have, a material adverse effect on sales revenue and operating results.  We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase advertising in 2006, subject to availability of sufficient funding.

General and Administrative Expenses. General and administrative expense was $1,011,587 and $1,919,893 for the three and six months ended June 30, 2006, respectively, as compared to $290,327 and $547,325 for the comparable periods in 2005.  The increase in general and administrative expenses for the six months ended June 30, 2006, compared to the comparable 2005 period, was due primarily to non-cash stock-based compensation to consultants of approximately $1.3 million.

Financing Costs.  We incurred $17,174 and $33,781, in interest expense on the note payable to our CEO, for the three and six months ended June 30, 2006, respectively, as compared to $24,212 and $35,212 for comparable periods in 2005.

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

We have had limited revenue ($93,337 for the three months ended June 30, 2006) and have incurred significant net losses since inception, including a net loss of $1,188,212 during the three months ended June 30, 2006 and an aggregate net loss of $12,540,660 since inception.  We expect only limited sales revenue until at least the fourth quarter 2006.  Further, since inception, we have incurred negative cash flow from operations.  During the six months ended June 30, 2006, we incurred negative cash flows from operations of $942,025.  As of July 31, 2006, we had a cash balance of approximately $932,000.  We had a working capital deficiency of $837,843 and a stockholders’ deficit of $720,096 as of June 30, 2006.  From May through August 2006, we raised approximately $1.5 million in net proceeds from the private sale of 3,349,400 shares of common stock.  As a result, as of August 8, 2006, our working capital position had improved, compared to the deficiency that existed as of March 31, 2006.  We are largely dependent upon Howard R. Baer, our CEO, and external sources for funding.  Mr. Baer may not in the future be in a position to provide us with further advances and, although we recently raised a limited amount of capital, we have in the past had difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2006 and 2005, our operating activities used $942,025 and $828,194 in cash, respectively.  Our financing activities generated $646,522 and $929,035 during the six months ended June 30, 2006 and 2005, respectively.  The decrease in cash generated by financing activities during the six months ended 2006 was due primarily to a $797,000 decrease in shareholder advances, partially offset by a $150,000 decrease in repayments of indebtedness and a $365,000 increase in net proceeds from stock sales.  We received $55,000 in new funding from our CEO, Mr. Howard R. Baer in May 2006.  In addition, we received gross proceeds from equity sales of $632,700 during the three months ended June 30, 2006.  During July and August, 2006, we received an additional $1,042,000 from equity sales.

Mr. Baer, our CEO, has advanced us an aggregate of $1,642,375 from inception to July 31, 2006, including an aggregate of $55,000 in May of 2006.  Since inception, we have repaid Mr. Baer a total of $435,385 in cash.  On February 15, 2005, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”), under which we were indebted to Mr. Baer in the aggregate amount of $847,359.  On March 25, 2005, we, Mr. Baer, and our wholly owned subsidiary, Health Enhancement Corporation (“HEC”), executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZume product.

As of July 8, 2005, the Note was in the principal amount of $1,244,744.  On July 8, 2005, Mr. Baer converted an aggregate of $538,000 of indebtedness (consisting of $500,000 in principal and $38,000 of interest) we owed him into 5,000,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock, at an exercise price of $.15 per share.  After giving effect to the conversion, we owed Mr. Baer approximately $745,000 in principal.  We incurred non cash financing charges in the amount of $2,758,000 in connection with this conversion.  We have since made net repayments to Mr. Baer of approximately $92,000, leaving a principal balance of approximately $708,000 at July 31, 2006.

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

We estimate that we will require approximately $1,250,000 in cash over the next twelve months in order to fund our operations, not including legal fees in connection with the investigation by the Securities and Exchange Commission (see below).  Based on this cash requirement, we have a need for additional funding over the next twelve months.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  Historically, we have had difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources.  In addition to external sources, we have been dependent for our funding on advances from our CEO, Mr. Howard R. Baer.  We cannot assure you that Mr. Baer will, in the future, be able or willing to advance us additional funds.  Nor can we assure you that we will be able to obtain from external sources the funds that we need to meet our long term requirements.  If we are not able to raise the funds necessary to meet our longer term requirements, we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

As described in Part I, Item 3 of this Report, we are subject to an ongoing formal investigation by the Securities and Exchange Commission.  The cost of legal representation in connection with this investigation has been, and will continue to be, substantial, until the matter is resolved.  As of June 30, 2006, the Company had incurred legal fees and costs of approximately $660,000 in connection with this matter.  We expect that we will continue to incur significant legal fees in connection with the investigation.  The cash that will be required to pay these fees is in addition to the cash requirements described in the preceding paragraph.

We have only limited product liability insurance.  If a product claim were successfully made against us, there could be a material adverse effect on our financial condition.

On November 30, 2005, we entered into a consulting agreement with an individual consultant, for a one year term.  Under the agreement, the consultant will provide general business consulting services.  In consideration for such services, we issued the consultant a warrant to purchase 250,000 shares of common stock, at an exercise price of $.60 per share.  Such warrant was valued at $322,401, using the Black-Scholes pricing model, and such value is being amortized over the term of the agreement.  Amortization expense amounted to $69,086 during 2005 and $138,174 for the six months ended June 30, 2006. Further, we agreed, subject to further discussions with the consultant (including with respect to the determination of specific milestones to be achieved), to issue the consultant a warrant to purchase 1 million shares of common stock, at an exercise price of $.60 per share for a term of three years.  Such warrant has not yet been issued, because such further discussions have not yet occurred.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings - In or around April, 2004, we learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of the Company’s press releases and other public disclosures, and the trading in the Company’s securities. We cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of its officers appear for testimony at the SEC’s offices. On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony. We understand that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports the Company filed with the SEC or in other public documents or disclosures, including statements about the efficacy of the Company’s primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in the Company’s securities. We are continuing to cooperate fully in the SEC’s investigation, which we understand is ongoing. On January 18, 2006, the SEC enforcement staff sent a “Wells Notice” to us advising us that it intended to recommend to the SEC that it bring an enforcement action against us and certain of our present and former officers and directors, including our CEO. We are continuing our discussions with the SEC staff concerning a consensual resolution of the investigation. We understand that the SEC staff’s recommendations have been submitted to the SEC, which has not yet acted on them. We do not know what the final terms and conditions of any consensual resolution will be or whether we will be able to reach any such resolution of the investigation. Any consensual resolution we reach with the SEC could impose financial and other burdens on us which could materially and adversely affect our financial condition and our ability to raise additional capital. In addition, our CEO may not be able to continue in such capacity. If we are unable to reach a consensual resolution, and if the SEC follows its staff’s recommendation to take action against us or our officers and directors, such action would have a material adverse effect on us.

Item 2. Unregistered Sales

During the quarter ended June 30, 2006, the Company issued an aggregate of 255,000 shares of common stock to consultants for services.

The Company believes that the foregoing transactions were exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, all of whom were “accredited investors” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and all of whom were sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: August 11, 2006	By: /s/Howard R. Baer
Howard R. Baer
Chief Executive Officer

Date: August 11, 2006	By: /s/Janet L. Crance
Janet L. Crance
Chief Accounting Officer

	LIST OF EXHIBITS
Exhibit Number	Description

2.1	Agreement and Plan of Reorganization	(1)

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)

3.2	By-laws of the Company	(3)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 2.1 to our current Report on Form 8-K, Filed with the Commission on December 9, 2003 and incorporated by this reference.

(2)

Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.

(3)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

9