Form 10QSB
period 2006-09-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2006-11-20
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 36,328,827 shares of common stock, $0.001 par value, outstanding at November 9, 2006.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

FORM 10-QSB

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I – FINANCIAL INFORMATION

F-1

Item 1.  Consolidated Financial Statements

F-1

Item 2. Management’s Discussion and Analysis or Plan of Operation

F-1

Item 3. Controls and Procedures

F-6

PART II – OTHER INFORMATION

7

Item 1.  Legal Proceedings

7

Item 2. Unregistered Sales

7

SIGNATURES

9

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2006

ASSETS
CURRENT ASSETS:
Cash	$ 379,703
Inventories	25,829
Prepaid Expenses	26,996

Total Current Assets	432,528

PROPERTY AND EQUIPMENT, NET	46,420
OTHER ASSETS:
Definite-life intangible Assets, net	12,277
Deposits	137,405

Total Other Assets	149,682

$ 628,630
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$ 243,165
Note payable, Related Party	671,249
Note Payable, Other	20,000
Accrued Payroll Taxes	13,909
Accrued Liabilities	197,481

Total Current Liabilities	1,145,804

LONG TERM LIABILITIES:
Accrued long term deposits	24,356
Deferred rent expense	24,724
Total Long Term Liabilities	49,080

TOTAL LIABILITIES	1,194,884
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
36,328,827 issued and outstanding	36,329
Additional Paid-In Capital	12,655,193
Accumulated deficit	(13,175,217)
Deferred consulting fees	(82,559)
Total Stockholders' Deficit	(566,254)

$ 628,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006

NET SALES	$ 18,759	$52,607	$ 32,088	$ 231,347

COST OF SALES	31,099	64,039	78,740	203,921

GROSS PROFIT (LOSS)	(12,340)	(11,432)	(46,652)	27,426

OPERATING EXPENSES:
Selling	19,289	51,571	59,717	180,062
General and Administrative	1,544,871	771,104	2,092,196	2,690,997
Research and Development	35,103	107,338	67,253	237,899
Vendor settlements	-		(48,800)	-
Cancellation of contract		(297,000)		(297,000)

Total Operating Expenses	1,599,263	633,013	2,170,366	2,811,958

LOSS FROM OPERATIONS	(1,611,603)	(644,445)	(2,217,018)	(2,784,532)

OTHER INCOME (EXPENSE):
Other income - rent		23,292		44,055

Interest income		5,805		5,805
Finance costs paid in stocks and warrants	-	-	(30,000)	-
Finance costs paid in stocks and warrants
- Related Party	(2,758,216)		(2,758,216)
Interest Expense	(2,801)	(1,901)	(4,598)	(4,642)
Interest Expense - Related Party	(19,613)	(17,306)	(54,825)	(51,087)

Total Other Income (Expense)	(2,780,630)	9,890	(2,847,639)	(5,869)

NET LOSS	$ (4,392,233)	$ (634,555)	$ (5,064,657)	$ (2,790,401)

BASIC AND DILUTED LOSS
PER SHARE	($0.19)	($0.02)	($0.32)	($0.08)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	22,764,522	36,161,229	15,964,987	33,528,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine	For the nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2006

Cash Flows for Operating Activities:
Net Loss	$ (5,064,657)	$ (2,790,401)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	595,745	640,845
Stocks and warrants issued in lieu of salary to related party	244,644
Non-cash - amortization of deferred consulting fees	-	586,167
Non-cash - warrants granted for services rendered	-	211,898
Non-cash - reversal of contract		(297,000)
Finance costs paid in common stock and warrants to related party	2,758,216
Amortization of intangibles	567	725
Depreciation expense	-	5,378
Amortization of deferred financing costs	30,000	-
Deferred Rent	-	24,724
Changes in assets and liabilities:
(Increase) in inventories	(18)	(21,607)
(Increase) decrease in prepaid expenses	4,060	(13,756)
(Increase) in deposits	-	(104,184)
Increase (decrease) in accounts payable	(347,936)	83,025
Increase (decrease) in payroll and payroll taxes	149,693	(147,829)
Increase in accrued liabilities	457,691	117,736

Net Cash (Used) by Operating Activities	(1,171,995)	(1,704,279)

Cash Flows from Investing Activities:
Capital expenditures	(3,139)	(35,097)

Net Cash (Used) by Investing Activities	(3,139)	(35,097)

Cash Flow from Financing Activities:
Proceeds from shareholder advances	836,035	55,000
Repayment of shareholder advances	(61,195)	(57,655)
Repayments of other borrowings	(150,000)	-
Payment of fees in connection with sale of common stock
And warrants	(23,750)	(142,150)
Proceeds from sale of common stock and warrants	567,500	1,659,976
Net Cash Provided by Financing Activities	1,168,590	1,515,171

Increase (Decrease) in Cash	(6,544)	(224,205)

Cash at Beginning of Period	17,118	603,908

Cash at End of Period	$ 10,574	$ 379,703

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 4,597	$ 55,728
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine months ended September 30, 2006

The Company issued 10,000 shares of common stock valued at $36,500 to a consultant. This amount has been included in deferred consulting fees.

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

The Company issued 130,000 warrants valued at $179,190 to four employees as bonus compensation, of which $96,000 was applied against accrued payroll.

The Company reversed accrued finders’ fees of $58,500 previously recorded in error.

Nine months ended September 30, 2005.

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

The Company granted warrants to purchase 1,000,000 shares of common stock, at an exercise price of $.10 per share for a term of two years, as finder’s fees in connection with the sale of 2,000,000 shares of common stock for gross proceeds of $200,000.  The warrants were valued at $265,000 using the Black Scholes pricing model.

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

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006, or any other period.

The Company incurred net losses of $2,790,401 and $5,064,657 for the nine months ended September 30, 2006 and 2005, respectively.  In addition, the Company had a working capital deficiency of $713,276 and a stockholders’ deficit of $566,254 at September 30, 2006.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital.  From May through August, 2006, the Company raised approximately $1.5 million in net proceeds from the private sale of its common stock.  There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

NOTE 2 -

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which revised Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”  Refer to Note 4 to the unaudited condensed consolidated financial statements for further information.  There were no other accounting policies adopted during 2006 that had a material effect on the Company’s consolidated financial condition and results of operations.

NOTE 3 -

REVENUE RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition In Financial Statements” (“SAB No. 101”).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company recognized no such provisions for the nine months ended September 30, 2006 and September 30, 2005.

NOTE 4 -

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123(R), which requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.  Prior to the adoption of SFAS 123(R), stock-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123.

The Company has elected to use the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R).  Under the MPA method, prior periods are not restated and new awards are valued and accounted for prospectively upon adoption.  As of January 1, 2006, all outstanding employee warrants were vested and therefore there would have been no impact on compensation cost for the Company during the 2006 period utilizing the fair value method set forth in SFAS 123(R).

NOTE 5 – INVENTORIES

Inventories at September 30, 2006 consist of the following:

Raw materials	$ 3,757
Finished goods	22,071

$ 25,828

 NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 consists of the following:

Furniture and fixtures	$18,511
Equipment	10,268
Leasehold improvements	23,344
52,123
Less accumulated depreciation
and amortization	5,703
$46,420

 Depreciation and amortization was $5,378 for the nine months ended September 30, 2006.

NOTE 7 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at September 30, 2006 consist of the following:

Patent applications in process	$14,500
Less: Accumulated amortization	2,225
$12,275

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the nine months ended September 30, 2006 and 2005 was $725 and $567, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 8 - NOTE PAYABLE - RELATED PARTY

Note payable to the Company’s CEO bears interests at 10% per annum. Commencing 30 days after written demand by the CEO, the principal amount and any accrued interest will be payable in 12 equal monthly installments. The Company has granted Mr. Baer a security interest in all of the Company’s assets related to the Company’s ProAlgaZyme Product.

During the nine months ended September 30, 2006, the Company paid Mr. Baer $57,655 in principal and $55,200 in accrued interest, and Mr. Baer advanced the Company an additional $55,000.  Interest expense was $51,087 and $54,825 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 9 - STOCKHOLDERS’ DEFICIT

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

In February, 2006, the Company issued to a former employee 252,576 shares of common stock upon exercise of a warrant. The Company received proceeds of $25,276 from such exercise. During the quarter ended March 31, 2006, the Company issued to consultants, for services rendered, 120,000 shares of common stock, valued at $157,600, and warrants to purchase 150,000 shares of common stock, valued at $128,708, based on the following assumptions:  expected life – 3 years; interest rate – 3.1%; annual rate of dividends – 0%; and volatility 225.13%

During the quarter ended June 30, 2006, the Company issued to consultants, for services rendered, 255,000 shares of common stock, valued at $368,500.  During the quarter ended June 30, 2006, the Company privately sold 1,265,400 shares of common stock for $632,700.  In connection with this issuance, the Company paid cash finder’s fees of $44,900, and issued 9,000 shares of common stock.  In June, 2006, the Company issued 120,000 warrants to three employees as bonus compensation.  These warrants were valued at $148,625 using the Black-Scholes model, based on the following assumptions:  expected life – 3 years; interest rate – 3.1%; annual rate of dividends – 0%; and volatility – 156.58%.  Since the Company had previously accrued $96,000 for these bonuses, the Company incurred a charge of $52,625 in the three months ended June 30, 2006.

During the quarter ended September 30, 2006, the Company privately sold 1,984,000 shares of common stock for $992,000.  In connection with this issuance, the Company paid cash finder’s fees of $97,250, and issued 10,000 shares of common stock.  Warrants for 100,000 shares of stock were exercised for $10,000 in cash.  The Company issued 40,000 shares of stock for services rendered, valued at $81,000.  The Company issued 10,000 warrants to an employee for services, valued at $30,565 using the Black Scholes model, based on the following assumptions:  expected life – 3 years; interest rate – 3.1%; annual rate of dividends – 0$; and volatility 148.28%.  A contract that was entered into during the 2nd quarter of 2006 was subsequently cancelled in the third quarter, resulting in the cancellation of 200,000 shares of stock, valued at $297,000.

A summary of the status of the Company’s warrants is presented below.

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005	21,761,325	$ 0.49
Exercised first quarter 2006	(6,502,575)	(0.10)
Issued first quarter 2006	150,000	0.25
Issued second quarter 2006	120,000	0.50
Issued third quarter 2006	10,000	0.50
Exercised third quarter 2006	(100,000)	(0.10)

Balance, September 30, 2006	15,438,50	$ 0.65

Warrants outstanding and exercisable by price range as of September 30, 2006 were as follows:

	Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.10	9,713,750	1.9	$0.10	9,713,750	$ .10
$0.25	150,000	2.5	0.25	150,000.25
$0.50	130,000	5.7	0.50	130,000.50
$0.60	250,000	3.08	0.60	250,000.60
$1.00	2,350,000	3.10	1.00	2,350,000	1.00
$2.00	2,350,000	3.10	2.00	2,350,000	2.00
$3.00	445,000	1.08	3.00	445,000	3.00
$3.75	50,000.4		3.75	50,000	3.75
	15,438,750	2.29		14,993,750	$0.65

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS

Accrued Liabilities - Included in accrued liabilities at September 30, 2006 is $3,037 in accrued interest related to a note payable to the Company’s CEO, and $50,769 in accrued vacation pay owing to the CEO.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Commitments - Related Party - On December 9, 2004, we entered into a lease dated November 1, 2004 with Evans Road, LLC (a company owned by our CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility located in Scottsdale, Arizona. The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rental in the amount of $8,700 plus monthly taxes. In February, 2005, Evans Road, LLC sold the building which was leased to us, and our CEO, Howard Baer, leased such building back from the buyer under a master lease. Our CEO continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006. As of April 1, 2006, we entered into an Amended and Restated Sublease with Mr. Baer. During the nine months ended September 30, 2006, we paid Mr. Baer approximately $154,000 in rent.

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

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease approximately 6.5 years from now (March 31, 2013). The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We are obligated to pay an additional security deposit of approximately $110,000, following which we will have paid an aggregate security deposit equal to six months base rent. This additional security deposit will is payable in eighteen equal monthly installments of approximately $6,000 (which commenced in August, 2006).  As of September 30, 2006, $12,000 has been paid and $98,000 is owing, of which $74,000 is in accrued liabilities and $24,000 is included in long term liabilities. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing from the CEO.

The Company has entered into a two year lease commencing September 1, 2006, for a warehousing and bottling facility.  The lease calls for minimum annual rents of approximately $25,000 and $26,000 for each of the twelve month periods ending August 31, 2007 and August 31, 2008, respectively.  Rent expense under this lease for the quarter ended September 30, 2006 was $2,106.

The future minimum lease payments related to the Amended and Restated Sublease and the new 2 year lease, are as follows:

Year Ending Dec. 31,
2006	$66,000
2007	$270,000
2008	$271,000
2009	$257,000
2010	$263,000
Thereafter	$2,683,000

Legal Proceedings - In or around April, 2004, we learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of the Company’s press releases and other public disclosures, and the trading in the Company’s securities. We cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of its officers appear for testimony at the SEC’s offices. On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony. We understand that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports the Company filed with the SEC or in other public documents or disclosures, including statements about the efficacy of the Company’s primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in the Company’s securities. We are continuing to cooperate fully in the SEC’s investigation, which we understand is ongoing. On January 18, 2006, the SEC enforcement staff sent a “Wells Notice” to us advising us that it intended to recommend to the SEC that it bring an enforcement action against us and certain of our present and former officers and directors, including our CEO. We have reached agreement with the SEC staff concerning a consensual resolution of the investigation, but such resolution is subject to SEC approval. We understand that the SEC staff is submitting the proposed resolution to the SEC. We do not know whether the SEC will approve of the proposed resolution.  Thus, if the SEC does not approve the proposed resolution, we do not know whether we will be able to reach any consensual resolution of the investigation. Any consensual resolution we reach with the SEC could impose financial and other burdens on us which could materially and adversely affect our financial condition and our ability to raise additional capital. In addition, we anticipate that our CEO will not be able to continue in such capacity. If we are unable to reach a consensual resolution, and the SEC takes action against us or our officers and directors, such action would have a material adverse effect on us.

Consulting Contracts - On November 30, 2005, the Company entered into a consulting agreement with an individual consultant, for a one year term. Under the agreement, the consultant will provide general business consulting services. In consideration for such services, the Company issued the consultant a warrant to purchase 250,000 shares of common stock, at an exercise price of $.60 per share. Such warrant was valued at $322,401, using the Black-Scholes pricing model, and such value is being amortized over the term of the agreement. Amortization expense amounted to $207,527 during the nine months ended September 30, 2006. Further, the Company agreed, subject to further discussions with the consultant (including with respect to the determination of specific milestones to be achieved), to issue the consultant a warrant to purchase 1 million shares of common stock, at an exercise price of $.60 per share for a term of three years. Such warrant has not yet been issued, because such further discussions have not yet occurred.

In June, 2006, the Company entered into a consulting agreement under which the consultant will provide investor and public relations services.  The agreement provides for the issuance of 200,000 shares of common stock, which have been issued and valued at $297,000.  The agreement also provides for payment of $20,000 per month.  During the quarter ended September 30, 2006, this contract was cancelled and the shares were cancelled.

NOTE 12 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants – 15,438,750) are anti-dilutive.

NOTE 13 - SUBSEQUENT EVENTS

During October, 2006, the Company signed a lease agreement for a forklift to be used in production.  The operating lease calls for 24 payments of $329.

During November of 2006, the Company signed a promissory note for the purchase of bottling equipment, to be used in production.  A deposit of $15,490 was made on the equipment in September, and the balance of $14,490 is payable at 9.5% interest over 48 months, at a monthly payment of $364.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Critical Accounting Policies

The Accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals, income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our financial statements because they are affected significantly by management's judgments, assumptions and estimates.

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

Results of Operations for the three and nine months ended September 30, 2006 and September  30, 2005.

Net Sales.  Net sales for the three and nine months ended September 30, 2006 were $52,607 and $231,347, respectively, as compared to $18,759 and $32,088, for the comparable periods in 2005.  These sales reflect principally revenues from the ProAlgaZyme product.

We have experienced a limited increase in our sales, due, we believe, to increased public awareness of our product.  We believe that our inability in 2005 to arrange for external trials regarding our ProAlgaZyme product, coupled with limitations on our ability to promote our product, has contributed to a low level of net sales.  Although our ProAlgaZyme product is available for sale and we are exploring various potential marketing opportunities, as well as advertising the product on a limited basis, we expect only limited sales revenue until at least the first half of 2007.  We believe that our ability to generate sales of the ProAlgaZyme product will depend upon, among other things, further characterization of the product, identification of its method of action and obtaining further evidence of its efficacy, as well as additional advertising.  The testing necessary to further characterizing the product, identifying its method of action and establishing its effectiveness is ongoing.

On November 11, 2005, we entered into an Agreement with Suarez Corporation Industries, a diversified distribution company (“Suarez”).  Under the terms of the Agreement, Suarez was to test market our ProAlgaZyme product for about six weeks.  Suarez purchased ProAlgaZyme from us in connection with this Agreement.  Under the Agreement, if Suarez determined that the test marketing was successful, we and Suarez were to negotiate an exclusive agreement under which Suarez would purchase the product from us and resell it as a weight-loss product.  Though our Agreement has since expired, we are still exploring with Suarez the possibility of Suarez distributing our product.  Based on the results of the two clinical trials discussed above, we intend to approach Suarez to discuss further the possibility of distributing our product.  Although we are hopeful that we will be able to enter into an Agreement with Suarez that will ultimately lead to a meaningful increase in our sales revenue, we cannot be sure what the outcome of our discussions with Suarez will be.

Although our revenues have grown, until we receive further positive test results regarding ProAlgaZyme’s method of action and efficacy, we may not have meaningful sales revenue.  Even if we receive positive test results, we cannot be sure that they will lead to an increase in our sales revenue, as our ability to promote our product is limited by applicable law.

Cost of Sales.  Cost of Sales was $64,039 and $203,921 for the three and nine months ended September 30, 2006, respectively, as compared to $31,099 and $78,740 for the comparable periods in 2005.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  The increase in cost of sales for 2006 is a direct result of our increased sales volume.

Gross Profit.  Gross Profit was $(11,432) and $27,426 for the three and nine months ended September 30, 2006, respectively, as compared to $(12,340) and $(46,652) for the comparable periods in 2005.  The negative gross profit for 2005 was due to limited sales, leading to cost of sales – much of which reflects relatively fixed production expenses for the ProAlgaZyme product - exceeding sales revenues.  For the nine months ended September 30, 2006 our increased gross profit is due largely to increased sales.

Research and Development Expenses.   For the three and nine months ended September 30, 2006, we incurred $107,338 and $237,899 on research and development expenses, respectively, as compared to $35,103 and $67,253 for the comparable periods in 2005.  These expenses are comprised of costs associated with internal and external research.  The increase in our research and development is due primarily to the initiation and completion of external clinical trials concerning our ProAlgaZyme product.

We have recently engaged several third parties to conduct testing directed toward further characterization of the product and determining its method of action and efficacy.  In May, 2006, we commenced two clinical trials in Cameroon, which were substantially completed in September, 2006.  The total cost of these trials was $144,000, of which $50,000 is still owing.  One trial explored the possible effects of ProAlgaZyme on HIV.  In particular, the trial will explore ProAlgaZyme’s potential to reduce viral loads in patients with HIV.  The second trial explored ProAlgaZyme’s potential effects on C-Reactive Protein (CRP) levels and the inflammation process.  Subject to the availability of sufficient funding, we plan to continue our research and development activities during the balance of 2006.

Historically, we have been funded by our CEO and through external sources.  We have in the past had difficulty raising substantial funds from external sources; however, we recently raised a limited amount of capital.  Mr. Baer, our CEO, may not in the future be in a position to make further advances to us.  We may not be able to raise the funding that we need to undertake further research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its efficacy will be impeded, thereby hindering our ability to generate sales revenue and impacting negatively our operating results.

Selling and Marketing Expenses. Selling and marketing expenses were $51,571 and $180,062 for the three and nine months ended September 30, 2006, respectively, as compared to $19,289 and $59,717 for the comparable periods in 2005.  The Company has contracted with several consultants to provide outside marketing support for our product, resulting in a substantial increase in sales and marketing expense for 2006.  We intend to direct our in house selling efforts to existing ProAlgaZyme users.  The consultants will provide us with exposure in the media through the use of radio and television segments.

We are currently engaged in limited advertising and marketing related activities.  We intend to continue to direct selling efforts to existing ProAlgaZyme users.  In addition, we are exploring the establishment of additional distribution channels for ProAlgaZyme.  The limit on our ability thus far to advertise our product (due to the need for additional testing and regulatory constraints) has had and, until we are able to advertise our product based upon the results of clinical trials further demonstrating its efficacy, will continue to have, a material adverse effect on our ability to increase our sales revenue and improve our operating results.  We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase advertising in 2006, subject to the availability of funding.

General and Administrative Expenses. General and administrative expense was $771,104 and $2,690,997 for the three and nine months ended September 30, 2006, respectively, as compared to $1,544,871 and $2,092,196 for the comparable periods in 2005.  The decrease in general and administrative expenses for the three months ended September 30, 2006, compared to the comparable 2005 period, is due primarily to a $1.1 million decrease in stock based compensation issued to consultants, partially offset by an increase in administrative payroll of $124,000, an $80,000 increase in professional fees, and an $86,000 increase in occupancy costs.  The increase in general and administrative expenses for the nine months ended September 30, 2006, compared to the comparable prior period,  is due primarily to a $150,000 increase in professional fees, a $260,000 increase in payroll ($138,000 of which was non cash stock based compensation), and a $118,000 increase in rent and occupancy costs.

Financing Costs.  We incurred $17,306 and $51,087, in interest expense on the note payable to our CEO, for the three and nine months ended September 30, 2006, respectively, as compared to $19,613 and $54,825 for comparable periods in 2005.

Liquidity and Capital Resources

The condensed consolidated financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have an immediate need for additional capital.  For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

We have had limited revenue ($52,607 for the three months ended September 30, 2006) and have incurred significant net losses since inception, including a net loss of $634,555 during the three months ended September 30, 2006 and an aggregate net loss of $13,175,217 since inception.  We expect only limited sales revenue until at least the first half of 2007.  Further, since inception, we have incurred negative cash flow from operations.  During the nine months ended September 30, 2006, we incurred negative cash flows from operations of $1,704,279.  As of November 7, 2006, we had a cash balance of approximately $130,000.  We had a working capital deficiency of $713,276 and a stockholders’ deficit of $566,254 as of September 30, 2006.  We are largely dependent upon external sources for funding, including our CEO, Howard R. Baer.  Mr. Baer may not in the future be in a position to provide us with further advances and, although we recently raised a limited amount of capital, we have in the past had difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 2006 and 2005, our operating activities used $1,704,279 and $1,171,995 in cash, respectively.  The approximate $500,000 increase in cash used by our operating activities was primarily attributable to a $2.8 million decrease in non cash stock based finance costs and reductions in accrued liabilities, including payroll and payroll taxes, partially offset by a $2.4 million decrease in net loss, an increase in noncash stock based fees for services and growth of accounts payable.   Our financing activities generated $1,515,571 and $1,168,590 during the nine months ended September 30, 2006 and 2005, respectively.  The approximate $300,000 increase in cash generated by our financing activities is primarily attributable to a $1.1 million increase in proceeds from the sale of common stock and warrants, partially offset by an $800,000 decrease in proceeds from advances by our CEO, Howard R. Baer.  We received $55,000 in new funding from our CEO, Mr. Howard R. Baer, in May 2006.  In addition, we received gross proceeds from equity sales of $992,000 during the three months ended September 30, 2006.

Mr. Baer, our CEO, has advanced us an aggregate of $1,642,375 from inception to September 30, 2006, including $55,000 in May of 2006.  Since inception, we have repaid Mr. Baer a total of $471,487 in cash.  On February 15, 2005, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”), under which we were indebted to Mr. Baer in the aggregate amount of $847,359.  On March 25, 2005, we, Mr. Baer, and our wholly owned subsidiary, Health Enhancement Corporation (“HEC”), executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZume product.

As of July 8, 2005, the Note was in the principal amount of $1,244,744.  On July 8, 2005, Mr. Baer converted an aggregate of $538,000 of indebtedness (consisting of $500,000 in principal and $38,000 of interest) we owed him into 5,000,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock, at an exercise price of $.15 per share.  After giving effect to the conversion, we owed Mr. Baer approximately $745,000 in principal.  We incurred non cash financing charges in the amount of $2,758,000 in connection with this conversion.  We have since made net repayments to Mr. Baer of approximately $129,000, leaving a principal balance of approximately $671,000 at September 30, 2006.

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

We estimate that we will require approximately $1,250,000 in cash over the next twelve months in order to fund our operations, not including legal fees in connection with the investigation by the Securities and Exchange Commission (see below).  Based on this cash requirement, we have an immediate need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  Historically, we have had difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources.  In addition to external sources, we have been dependent for our funding on advances from our CEO, Mr. Howard R. Baer.  We cannot assure you that Mr. Baer will, in the future, be able or willing to advance us additional funds.  Nor can we assure you that we will be able to obtain from external sources the funds that we need to meet our long term requirements.  If we are not able to raise additional funds over the next several months, we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

As described in Part I, Item 3 of this Report, we are subject to an ongoing formal investigation by the Securities and Exchange Commission.  The cost of legal representation in connection with this investigation has been, and will continue to be, substantial, until the matter is resolved.  As of November 15, 2006, the Company had incurred legal fees and costs of approximately $800,000  in connection with this matter.  We expect that we will continue to incur significant legal fees in connection with the investigation, until it is finally resolved.  The cash that will be required to pay these fees is in addition to the cash requirements described in the preceding paragraph.

We have only limited product liability insurance.  If a product claim were successfully made against us, there could be a material adverse effect on our financial condition.

On November 30, 2005, we entered into a consulting agreement with an individual consultant, for a one year term.  Under the agreement, the consultant will provide general business consulting services.  In consideration for such services, we issued the consultant a warrant to purchase 250,000 shares of common stock, at an exercise price of $.60 per share.  Such warrant was valued at $322,401, using the Black-Scholes pricing model, and such value is being amortized over the term of the agreement.  Amortization expense amounted to $69,086 during 2005 and $207,260 for the nine months ended September 30, 2006. Further, we agreed, subject to further discussions with the consultant (including with respect to the determination of specific milestones to be achieved), to issue the consultant a warrant to purchase 1 million shares of common stock, at an exercise price of $.60 per share for a term of three years.  Such warrant has not yet been issued, because such further discussions have not yet occurred.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

 Legal Proceedings – In or around April, 2004, we learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of the Company’s press releases and other public disclosures, and the trading in the Company’s securities. We cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of its officers appear for testimony at the SEC’s offices. On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony. We understand that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports the Company filed with the SEC or in other public documents or disclosures, including statements about the efficacy of the Company’s primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in the Company’s securities. We are continuing to cooperate fully in the SEC’s investigation, which we understand is ongoing. On January 18, 2006, the SEC enforcement staff sent a “Wells Notice” to us advising us that it intended to recommend to the SEC that it bring an enforcement action against us and certain of our present and former officers and directors, including our CEO. We have reached agreement with the SEC staff concerning a consensual resolution of the investigation, but such resolution is subject to SEC approval. We understand that the SEC staff is submitting the proposed resolution to the SEC. We do not know whether the SEC will approve of the proposed resolution.  Thus, if the SEC does not approve the proposed resolution, we do not know whether we will be able to reach any consensual resolution of the investigation. Any consensual resolution we reach with the SEC could impose financial and other burdens on us which could materially and adversely affect our financial condition and our ability to raise additional capital. In addition, we anticipate that our CEO will not be able to continue in such capacity. If we are unable to reach a consensual resolution, and the SEC takes action against us or our officers and directors, such action would have a material adverse effect on us.

Item 2. Unregistered Sales

During the quarter ended September 30, 2006, the Company issued an aggregate of 40,000 shares of common stock to consultants for services.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: November 20, 2006	By: /s/Howard R. Baer
Howard R. Baer
Chief Executive Officer

Date: November 20, 2006	By: /s/Janet L. Crance
Janet L. Crance
Chief Accounting Officer

	LIST OF EXHIBITS
Exhibit Number	Description
2.1	Agreement and Plan of Reorganization	(1)
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)
3.2	By-laws of the Company	(3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 2.1 to our current Report on Form 8-K, Filed with the Commission on December 9, 2003 and incorporated by this reference.

(2)

Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.

(3)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.