Form 10KSB
period 2006-12-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2007-04-16
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

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

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The aggregate market value of the issuer’s voting stock held as of April 12, 2007 by non-affiliates of the issuer was $16,216,700 based on the closing price of the registrant’s common stock

As of April 12, 2007, there were 42,076,307 shares of $.001par value common stock issued and outstanding.

The issuer’s revenue for its most recent fiscal year was: $297,295

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

14

Item 8A.

Controls and Procedures.

14

PART III

15

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section

 16(a) of the Exchange Act.

15

Item 10.

Executive Compensation

16

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

17

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

PART I

Item 1.

Description of Business

Business Development

We were incorporated under the laws of the State of Nevada on March 28, 1983, under the name of “L. Peck Enterprises, Inc.”, with authorized common stock of 2,500 shares, at no par value.  On May 27, 1999, our authorized capital stock was increased to 100,000,000 shares, with a par value of $.001, in connection with a name change to “Western Glory Hole, Inc.” (“WGH”).  On May 27, 1999, we completed a forward common stock split of 225 shares for each outstanding share.

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

We acquired HEC because it had the material necessary for the production of ProAlgaZyme.  We have since established a manufacturing plant, which consists of a laboratory and production facility, and hired production and research staff.  In addition, we acquired the ReplenTish and Zodiac Herbal Vitamins and Tea products.  We have abandoned the Zodiac and ReplenTish product lines.  Although ProAlgaZyme is currently available for sale, we do not expect any meaningful revenue from sales of ProAlgaZyme until at least the second half of 2007.  We believe that future revenue from sales of ProAlgaZyme will depend upon the results of testing regarding, among other things, the product’s composition and method of action.  Accordingly, we intend to focus our resources on testing directed toward determining the exact composition of the product and the method of action and effectiveness of the substances comprising the product.

In  February, 2007, we established HEPI Pharmaceuticals, Inc. as a wholly owned subsidiary of HEPI (“HEPI Pharma”).  The purpose of the pharmaceutical subsidiary will be to develop potential pharmaceutical applications for HEPI’s primary product, ProAlgaZyme (PAZ). In connection with the formation of HEPI Pharma,  we entered into a Pharmaceutical Development Agreement with  our new subsidiary. Under the Development Agreement, we granted the subsidiary the right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, we became the sole stockholder of the subsidiary and are entitled to certain payments based on the attainment of specified development milestones and sales revenues

Principal Product

We were founded on, and remain committed to, the principle of producing only ‘natural’ products.

At present, our sole product is the enzyme-based, all natural dietary supplement known as ProAlgaZyme.

ProAlgaZymeTM is a naturally-generated liquid product  derived from a natural plant culture grown in purified water with proprietary feeding.  This liquid product, based on recently completed clinical trials, appears to support a compromised immune system and help regulate cholesterol levels and reduce C-reactive protein levels, thereby potentially aiding the defense of the body against introduced or naturally-occurring harmful substances and against cardiovascular problems.

Marketing and Sales

To date, we have not realized the revenues that we have been expecting.  We have attempted to implement a marketing plan for ProAlgaZyme, but our progress has been impeded by the need for further information regarding the composition, method of action and effectiveness of the product.  In order to aid us in determining what product related claims are supportable and the specific markets to which ProAlgaZyme should be addressed, our marketing focus has been on seeking to determine the effectiveness of the ProAlgaZyme product (using both internal studies and external, independent studies).  We have completed two external studies on laboratory animals, and the results of these studies suggest that ProAlgaZyme is non-toxic to animals and reduces edema (swelling) in animals.  A laboratory test has also indicated the presence in ProAlgaZyme of a substance associated with appetite suppression.  External clinical trials recently completed suggest that ProAlgaZyme has the potential to reduce viral loads in HIV positive patients, reduce total cholesterol levels and C Reactive Protein levels.

We are currently in the process of pursuing additional external clinical trials that should provide us with further evidence of the potential of our product, and thus facilitate our sales and marketing related activities.

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

The ProAlgaZyme product is differentiated from other ‘algae-based’ products in the nutraceutical market, in that:

-

ProAlgaZyme is not comprised of the microbes or algae itself; that is, the source material that generates the beneficial liquid product is not processed or marketed in any way, either as a nutrient or as a food;

-

the liquid product that is generated by ProAlgaZyme’s source material is produced and marketed without additives, preservatives, or change.  As such, it is a truly ‘natural’ product, and does not undergo change in its nature or effectiveness as it is prepared for consumption; and

-

the product has been subjected to internal laboratory testing and to external studies on animals and humans, with results that we believe support the product’s potential effectiveness.

Other companies that we are aware of that sell algae-based products for human consumption includes Cell Tech, who claim to sell a product derived from blue-green algae; and Cyanotech, a Hawaiian company selling a product purported to be derived from the cell wall of red algae.

Raw Materials

We own the microbial mixture, including algae, from which ProAlgaZyme is derived, and these source materials are held in growing environments at our facility.  Other raw materials used in the proprietary production process for ProAlgaZyme are readily available commercially, and we do not believe that there is any risk of interruption or shortage of supply of these materials.

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

Manufacturing

We manufacture our ProAlgaZyme product directly, using dedicated laboratory facilities on our own premises, and qualified technical staff.  After production, ProAlgaZyme is bottled in our facility under our supervision to ensure product safety and integrity.

Management is confident that, subject to the availability of cash resources, acquisition of the necessary raw materials and manufacture of our product should be scalable within a reasonable time to meet foreseeable increases in product demand; for example we believe that a doubling of capacity can be effected in an estimated period of 3 months.

Backlog

As of December 31, 2006, we had no backlog of orders.

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

The Company currently has two pending patent applications in the U. S., the European Union, and several other countries, covering various aspects of the ProAlgaZyme product and its production and uses.  The first application, PCT/US05/13375, was filed April 20, 2005, and covers methods for treating immune system deficiency, type I and II diabetes, diseases related to the heart, Cancer, Arthritis, and most other diseases related to a deficient immune system.”This PCT filing enables eventual patent rights in the ProAlgaZyme product and methods of use in those areas of the world that we believe are appropriate including the U.S., the European Union, Japan, China and India, in that order.. During 2004, we filed to register certain trademarks with the United States Patent and Trademark Office (USPTO), including the following:

-

ReplenTish

-

ProAlgaZyme.

Our former CEO, Mr. Howard R. Baer, has registered the following Internet domain names:

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

Research and Development

Research

Our primary research emphasis has been on refinement of the ProAlgaZyme product and on bio-chemical analyses and internal and external clinical studies associated with the product.  We spent $343,000 for the year ended December 31, 2006 on research and development.  Of this amount, $83,000 has been spent on internal research, mainly involved in the conduct of in-house testing and development of the ProAlgaZyme product and in conducting both ‘in vitro’ and ‘in vivo’ testing of ProAlgaZyme, and $260,000 has been spent on external research, mainly to independent facilities involved in the clinical trials.  To date, all of these amounts have been directly expensed as they have been incurred.

Subject to the availability of sufficient funding, we estimate that we will, over the next 12 months ended December 31, 2007, expend approximately $250,000 on research and development.  We do not currently have these funds available. These expenditures will need to be met from external funding sources. We have had difficulty raising funds from external sources.  Thus, we may not be able to raise the funding that we need to continue our research and development activities.  In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case, our ability to market ProAlgaZyme with objective clinical support for its characterization, method of action and efficacy, will continue to be impeded, thereby severely hindering our ability to generate sales revenue and adversely affecting our operating results.

We have engaged Consultants on an “as needed” basis to assist our Research and Development activities.  If and when funds become available, and as the need arises, we may expand our use of Consultants with appropriate qualifications and suitable experience to help administer the preparation and management of in-house clinical studies, the establishment of protocols for independent external studies, and the monitoring, interpretation, and submission of data as required to third parties conducting studies.

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

Employees

As of April 10, 2007, we had 7 full-time employees, positioned as follows:  3 employees in manufacturing and research and development, 2 employees in business development, marketing, sales and support services, and 2 employees in finance and administration.  In addition, we have one part-time employee in finance.  We believe that our employee relations are harmonious.  No employee is represented by a union.

Item 2.

Description of Property

The lease of our production facility expired in June, 2004, and we obtained an extension of such lease in order to enable us to locate suitable new space.  On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility located in Scottsdale, Arizona.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  In addition, we desired to consolidate our corporate headquarters and production facility.  Evans Road, LLC has expended a substantial amount of money on building improvements in order to meet our requirements for this facility.   The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rent in the amount of $8,700 plus monthly taxes.  In February, 2005, Evans Road, LLC sold the building which was leased to us, and our former CEO, Howard R. Baer, leased such building back from the buyer under a master lease.   Evans Road, LLC continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006.  On April 12, 2006, we entered into an Amended and Restated Sublease with Mr. Baer (effective as of April 1, 2006) (the “Amended and Restated Sublease”).  During 2005, we paid Evans Road, LLC $106,380 in rent.  During 2006, we paid Evans Road, LLC $198,527 in rent.

Under the terms of the Amended and Restated Sublease, we are leasing an aggregate of approximately 15,000 square feet, of which we are occupying approximately 8,400 square feet, consisting of approximately 6,710 square feet of office space and 1,700 square feet of production space.  We are subleasing the remaining 6,600 square feet to a third party under a month to month tenancy at a rate of approximately $8,000 per month, plus rental taxes and electricity. We can terminate this sublease upon thirty (30) days written notice to our subtenant.  We believe that we may need additional space in the foreseeable future, and that this space would be suitable for an expansion of our production and office facilities.

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease approximately 6 years from now (March 31, 2013).  The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000.  The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index.  We are obligated to pay an additional security deposit of approximately $110,000, following which we will have paid an aggregate security deposit equal to six months base rent.  This additional security deposit is being paid in eighteen equal monthly installments of approximately $6,000, commencing in August, 2006.  At December 31, 2006, we owed approximately $78,000.  The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing.

Item 3.

Legal Proceedings

In or around April, 2004, we learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of our press releases and other public disclosures, and trading in our securities.  We cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of our officers appear for testimony at the SEC’s offices.  On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony.  We understood that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports we filed with the SEC or in other public documents or disclosures, including statements about the efficacy of our primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in our securities.  On November 29, 2006 we settled the claims relating to the SEC investigation. In connection with the settlement, we consented to certain findings by the SEC, without admitting or denying such findings, and we agreed to cease and desist from committing or causing any future violation of certain anti-fraud and other federal securities laws. In addition, our then CEO and Chairman, Howard R. Baer, resigned.

Item 4.

Submission of Matters to a Vote of Securities Holders

There were no items submitted to a vote of security holders during 2006.

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

	HIGH	LOW

Year ended December 31, 2005
First Quarter	1.25	0.40
Second Quarter	0.90	0.22
Third Quarter	2.25	0.30
Fourth Quarter	2.25	0.60

Year ended December 31, 2006
First Quarter	0.97	0.70
Second Quarter	2.50	1.65
Third Quarter	4.00	3.65
Fourth Quarter	0.94	0.87

Recent Sales of Unregistered Securities.

From around May 1, 2006 to July 31, 2006, we sold solely to accredited investors an aggregate of 3,249,400 shares of our common stock, $.001 par value (“common stock”), and warrants to purchase 360,000 shares of common stock (“warrants”), for aggregate consideration of $1,624,700.  The warrants are immediately exercisable, have a term of three years and an exercise price of $.50 per share.  In connection with the raising of this $1,624,700, we incurred finder’s fees of $185,650 in cash, and issued 19,000 shares of common stock, valued at $45,500.

In December of 2006, the Company sold, to accredited investors, 100,000 shares of common stock $.001 par value, for aggregate consideration of $50,000.  Included in this offering were warrants to purchase 100,000 shares of common stock.  The warrants are immediately exercisable, have a term of three years, and an exercise price of $0.50 per share. In addition, the Company sold 2,500,000 shares common stock, upon exercise of outstanding warrants, for aggregate gross proceeds of $250,000.

In addition, during 2006 we issued an aggregate of 317,500 shares to consultants (all of whom were accredited investors) in consideration of services rendered, valued at $445,649. We also issued 114,980 shares of common stock to a former executive officer in lieu of accrued vacation pay.  These shares were valued at $116,130.  A former executive officer exercised outstanding warrants for 6,250,000 shares of stock and surrendered 288,462 shares in payment of the exercise price.  Warrant holders (all of whom were accredited investors) exercised their outstanding warrants for 2,600,000 shares of stock.  We received $260,000 in cash.

During the first quarter of 2007, the Company sold, to accredited investors, 450,000 shares of common stock, and warrants to purchase 260,000 shares of common stock for aggregate consideration of $225,000.   We incurred cash finder’s fees of $9,500 in connection with these sales.  The warrants are immediately exercisable, have a term of three years, and an exercise price of $0.50 per share.   In addition, the Company sold 2,540,000 shares of common stock, upon exercise of outstanding warrants, for aggregate gross proceeds of $767,000.  We incurred cash finder’s fees of $75,400 in connection with the exercise of these warrants.

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

While sales of our sole product, ProAlgaZyme, have increased, we continue to be engaged in ongoing research and development.  To date, we have had only limited revenue (approximately $297,000 and $96,000 in 2006 and 2005, respectively).  We have been incurring significant operating losses and negative cash flow.  We are also experiencing an ongoing and substantial working capital deficiency.  We have from time to time had difficulty raising capital from independent third parties.  Historically, we have been dependent upon our former CEO for our continued funding.  Our former CEO does not presently have the ability to continue to provide us sufficient funds to finance our business operations.  These factors raise substantial doubt about our ability to continue as a going concern.  If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2006 and 2005

Net Sales

Net sales for the year ended December 31, 2006 were $297,295, as compared to $95,967 for the year ended December 31, 2005.  These revenues reflect primarily sales of the ProAlgaZyme product, which currently is our sole product.  The ProAlgaZyme product has also been marketed under the name “AlphaSystem Replenisher” (“ASR”).

During the fourth quarter of 2005 our product was featured on a news segment that aired nationally.  This news feature led to an increased awareness of our product and an increase in telephone and internet sales,  We currently market our product over the internet, and by telephone. We have recently had limited success with retail grocery store outlets, resulting in $13,000 in sales from November until the end of the year.  We expect to expand our presence in 2007 in the retail market.

Throughout 2005 and 2006, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme product, contributing to a low level of net sales.  Although the ProAlgaZyme product is available for sale and we are exploring various potential marketing opportunities, we are currently advertising on a limited basis and expect only limited sales revenue until at least the last half of 2007.  We believe that our ability to generate sales of the ProAlgaZyme product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising.  The testing necessary to further characterizing the product, identifying its method of action and establishing its effectiveness is ongoing.

On November 11, 2005, we entered into an Agreement with Suarez Corporation Industries, a diversified distribution company (“Suarez”).  Under the terms of the Agreement, Suarez was to test market our ProAlgaZyme product for about six weeks.  Suarez purchased $2,500 of ProAlgaZyme product from us in connection with this Agreement.  Under the Agreement, if Suarez determined that the test marketing was successful, we and Suarez were to negotiate an exclusive agreement under which Suarez would purchase the product from us and resell it as a weight-loss product.  There are no further discussions with Suarez at this time.  Although our revenues have grown, until we receive further test results regarding ProAlgaZyme’s method of action and efficacy, we may not have meaningful sales revenue.  Even if we do receive positive test results, we cannot be sure that they will lead to an increase in our sales revenue.

Cost of Sales

Cost of Sales was $252,877 for the year ended December 31, 2006, as compared to $191,663 for the comparable period in 2005.  The increase in cost of sales is due primarily to the higher levels of production associated with increased sales of our ProAlgaZyme product.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.

Gross Profit

Gross Profit was $44,418 for the year ended December 31, 2006, as compared to ($95,696) for the comparable period in 2005.  The gross profit for the year ended December 31, 2006 is a direct result of our increased sales efforts.  The negative gross profit reported in the comparable period for 2005 was due to limited sales, leading to cost of sales – much of which reflects relatively fixed production expenses for the ProAlgaZyme product - exceeding sales revenues.  If we are able to realize a significant increase in sales, it is expected that Gross Profit would increase.  However, we cannot assure you that we will achieve an increase in sales.

Research and Development Expenses

For the year ended December 31, 2006, we incurred $333,280 in research and development expenses, as compared to $118,111 for the comparable period in 2005.  These expenses are comprised of costs associated with internal and external research.  Internal research and development was $82,691 in 2006, compared to $76,142 in 2005.  The slight increase was due to the increase in payroll related to our in-house research, offset by a decrease in the use of outside research consultants.   We expect internal research and development to increase in 2007, subject to the availability of sufficient funding, which we do not currently have for such purpose.  External research and development increased approximately $292,000 in 2006 to $333,280, compared to $41,404 in 2005.  This increase was due primarily to the costs associated with our external clinical trials.  We expect external research and development to increase in 2007, as we pursue additional external trials, subject to the availability of sufficient funding.

We have recently engaged several third parties to conduct testing directed toward further characterization of the product and determining its method of action and efficacy.  In January 2007, we announced the preliminary results of two clinical trials in Cameroon.  The results of one trial indicated that ProAlgaZyme has the potential to reduce viral loads in patients with HIV.  The results of the second trial indicated that ProAlgaZyme has the potential to reduce C-Reactive Protein (CRP) levels.  In March, 2007 we announced that an Institutional Review Board (IRB) had granted approval to initiate a clinical study of the potential effects of ProAlgaZyme on Metabolic Syndrome patients. The double-blinded, placebo-controlled study will be conducted by MAPS Applied Research Center, Inc., a research firm based in Edina, Minnesota, U.S.A. This study is designed to build on the results of the  recently completed study of ProAlgaZyme in which statistically significant improvements (p=0.05 or lower) were seen in key prospective markers in Metabolic Syndrome patients, including C-reactive protein (down 57% in the ProAlgaZyme group vs. down 7% in the placebo group); total cholesterol (down 32% in the ProAlgaZyme group vs. down 2% in the placebo group), and HDL ("good cholesterol") (levels up 41% in the ProAlgaZyme group vs. down 7% in the placebo group). Results from this new study are expected to be received in September 2007. Subject to the availability of sufficient funding, we plan to continue these research and development activities during the balance of 2007.  Historically, we have been funded through external sources.  We have in the past had difficulty raising funds from external sources; however, in February and March of 2007, we raised $906,000 in capital.  We may not be able to raise the funding that we need to continue our research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its characterization and method of action will be impeded, thereby hindering our ability to generate sales revenue and impacting negatively our operating results.

Selling and Marketing Expenses

Selling and marketing expenses were $256,837 for the year ended December 31, 2006, as compared to $132,087 for the year ended December 31, 2005.    The increase in selling and marketing expenses was due primarily to an increase in advertising and consulting related expenses.  During the last half of 2006 we contracted for advertising on radio.  In addition, we hired several marketing consultants to pursue other avenues of marketing.

We are currently pursuing outside distributors for our product, to begin a nationwide campaign to raise awareness of our product.  However, we intend to continue to direct selling efforts to existing ProAlgaZyme users, by soliciting reorders from existing customers by telephone or mail in our inbound/outbound call center.  In addition, we are continuing our efforts in the retail market arena, and exploring the establishment of additional distribution channels for ProAlgaZyme.  The limit on our ability thus far to advertise our product (due to the need for additional testing) has had and, until we are able to advertise our product based upon the results of clinical trials further demonstrating its efficacy, will continue to have, a material adverse effect on sales revenue and operating results.  We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase advertising in 2007, subject to availability of sufficient funding, which we do not currently have.

General and Administrative Expenses

General and administrative expenses increased approximately $460,000 to $3,293,941 in 2006, compared to $2,833,709 in 2005.  The increase in general and administrative expenses was due primarily to increased legal and accounting fees, increased rent due to our need for larger offices, and increased use of consultants and website design professionals.

Finance Costs Paid in Stocks and Warrants

During the year ended December 31, 2005, we incurred approximately $2.8 million in non-cash finance costs paid in stocks and warrants.  Excluding the effect of these non-cash finance costs, our net loss for the ended December 31, 2005 would have been approximately $3.1 million.  These non-cash finance costs were required under applicable accounting rules to be recorded in connection with our former CEO’s conversion of $538,000 of indebtedness we owed him into common stock and warrants to purchase common stock.  Under these accounting rules, we believe that the common stock is required to be valued at the quoted market price and the warrants are required to be valued using the Black-Scholes option pricing model.  As previously disclosed, from June until August 2005, we were engaged in a private placement of common stock and warrants in which we sold an aggregate of 5,675,000 shares of common stock and warrants to purchase 7,093,750 shares of common stock, at an exercise price of $.10 per share, for total consideration of $567,500.  The pricing for this offering to unrelated third parties was $1 per unit, each unit consisting of 10 shares of common stock and warrants to purchase 12.5 shares of common stock, at an exercise price of $.10 per share for a term of three years.  Our former CEO converted, during the period of this offering, $538,000 of indebtedness we owed him into 5,000,000 shares of common stock and warrants to purchase 6,250,000 shares of common stock, at an exercise price of $.15 per share (with a cashless exercise feature)

If our former CEO had converted the $538,000 in indebtedness we owed him on the same terms and conditions as the investors in the private offering, he would have received 5,380,000 shares of common stock (instead of the 5,000,000 he actually received) and warrants to purchase 6,725,000 shares of common stock (instead of the 6,250,000 he actually received), at an exercise price of $.10 per share (without a cashless exercise feature) (instead of his $.15 exercise price per share).  Thus, although the warrant has a cashless exercise feature, the CEO received 380,000 fewer shares of common stock and 475,000 fewer warrants (at a 33% higher exercise price) than an investor would have received under the terms of the private offering.  Based on the foregoing, we believe that the value of the common stock and warrants issued to our former CEO in connection with his conversion was not greater than the dollar amount of indebtedness he converted.

Deferred Finance Costs

We incurred Deferred Finance Costs of $30,000 during the year ended December 31, 2005.  We did not incur any Deferred Finance Costs in 2006.  This was due to our November 2004 issuance of two Promissory Notes of three months duration for an aggregate total financing of $150,000.  Under these Notes, we issued 75,000 shares of our common stock.  These shares were valued at $45,000.00 (or $0.60 per share), based on the quoted price of our common stock on the date of issuance.  Deferred Finance Costs in the aggregate amount of  $45,000 related to the value of these issued shares were amortized at the rate of $15,000 per month over three months, the lives of the related debts.

Interest/Other Expense

During the year ended December 31, 2006, we incurred $73,505 in interest expense, as compared to interest expense of $77,623 for the year ended December 31, 2005.  The slight decrease in interest expense is due primarily to the reduction of interest we incurred ($67,000 in 2006 as compared to $71,000 in 2005) on the note payable to our former CEO.

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

We have had limited revenue (approximately $297,000 for year ended December 31, 2006) and have incurred significant net losses since inception, including a net loss of $3,541,223 during the year ended December 31, 2006 and an aggregate net loss of $13,926,038 since inception (includes $4.3 million and $6.1 million in non cash stock based charges, respectively).  We expect only limited sales revenue until at least the second half of 2007.  Further, since inception, we have incurred negative cash flow from operations.  During the year ended December 31, 2006, we incurred negative cash flows from operations of $2,089,000.  As of December 31, 2006, we had a working capital deficiency of approximately $1,036,000 and a stockholders’ deficiency of approximately $833,000 .   We believe that, as of April 10, 2007, our working capital deficiency had decreased [compared to the deficiency at December 31, 2006.  We have an immediate and urgent need for additional capital.

During the year ended December 31, 2006, our operating activities used approximately $2,089,000 in cash, while our financing activities generated approximately $1,619,000 in cash, comprised of approximately $1,817,000 in net proceeds from equity sales and $88,000 in advances from our former CEO, Howard R. Baer, partially offset by repayments of indebtedness in the approximate amount of $316,000.  During the year ended December 31, 2005, our financing activities generated approximately $2,253,000 in cash, comprised of approximately $758,000 in net advances from our former CEO and approximately $1,640,000 in net proceeds from equity sales.  Accordingly, during the year ended December 31, 2006, we were significantly less dependent upon our former CEO for our funding, compared to external sources, than we were in the comparable prior period.

Although we have recently raised a limited amount of capital, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business.  As noted above, we have been largely dependent upon external sources for funding, and while our dependence on Mr. Bear for funding has decreased , during the year ended December 31, 2006, compared with the comparable prior period,  Mr. Baer does not presently have the ability to provide us with further advances. As noted above, we have in the past had great difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.  If we are not able to obtain additional funding in the near term, we will probably be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

Mr. Baer, our former CEO, has advanced us an aggregate of approximately $1,670,204 from inception to December 31, 2006, including an aggregate of $87,875 during 2006 and $158,286 in 2007.  Since inception, we have repaid Mr. Baer a total of $724,026 in cash. On February 15, 2005, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”), in connection with Mr. Baer advancing to us $364,000, for our benefit and that of our wholly-owned subsidiary, Health Enhancement Corporation (“HEC”).  Immediately prior to entering into the Loan Documents, we were indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances.  Following Mr. Baer’s advance of $364,000 on February 15, 2005, we were indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to October 20, 2005, Mr. Baer has advanced us an additional $454,035 for our benefit and that of HEC.  On March 25, 2005, we, Mr. Baer and HEC executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.

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

We have since made net repayments against the Note to Mr. Baer of approximately $299,000, leaving a principal balance of approximately $446, 000 on the Note as of April 12, 2007.  In addition, we are indebted to Mr. Baer in the amount of $158,286, which amount bears interest at the rate of 10% per annum, is unsecured, and is payable on demand. The Note bears interest at the rate of 10% per annum.  Interest is paid currently.  During 2006, accrued interest totaled $67,373 and we paid Mr. Baer $71,700 in interest.  Total accrued and unpaid interest to Mr. Baer at December 31, 2006 was $2,823.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, we, in order to secure our obligations under the Note, granted Mr. Baer a security interest in all our assets that are related to the ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to us by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to us.

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

We estimate that we will require approximately $1,500,000 in cash over the next twelve months in order to fund our operations, not including legal fees in connection with the investigation by the Securities and Exchange Commission (see below).  We currently have $500,000 in the bank for our 2007 cash needs.  We are seeking additional funding in the amount of $1.5M to $3.0 M to support operations and new initiatives.  Based on this cash requirement, we have a near term need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources.  In addition to external sources, we have been dependent for our funding on advances from our former CEO, Mr. Howard R. Baer.  Mr. Baer is not presently in a position to provide us with additional funds.  We cannot assure you that Mr. Baer will, in the future, be able or willing to advance us additional funds.  Nor can we assure you that we will be able to obtain from external sources the funds that we need to continue our operations.  If we are not able to raise additional funds in the near term, we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

During the next 12 months, we plan to purchase a labeling machine at a cost of about $14,000.  We have no current plans to make other material capital expenditures for equipment over the next twelve months, unless we experience a significant increase in demand, which necessitates an expansion of our production capacity.  Our current production capacity is limited. If demand for our ProAlgaZyme product were to rise significantly and rapidly, in order to expand our production capacity to meet such demand, we would need to make additional capital expenditures, the funding for which we may need to obtain from external sources.  Accordingly, if we experience a significant and rapid increase in demand for our ProAlgaZyme product, we may be required to make additional capital expenditures to be able to meet such demand.  In addition, even absent a substantial increase in demand, we expect that there will be some expenses involved in the provision of additional and replacement equipment to make efficient use of the expanded facilities in our new location.  As discussed above, we may not be able to obtain additional funding on favorable terms or at all.  If we are unable to obtain the funds we need to expand our production capacity, our ability to significantly increase our revenues may be materially and adversely affected.

As described in Part I, Item 3 of this Report, in November, 2006 we entered into a settlement in connection with the formal investigation which the Securities and Exchange Commission had been conducting..  The cost of legal representation in connection with this investigation has been substantial.  We do not expect to incur any additional legal fees relating to the investigation. We do not have product liability insurance.  If a product claim were successfully made against us, there would be a material adverse effect on our financial condition.

Consulting Contract

On November 30, 2005, we entered into a consulting agreement with Hamilton Jordan, for a one year term.  Under the agreement, Mr. Jordan will provide general business consulting services, including capital raising, strategic relationships, distributorships, product research and development and new product acquisitions.  In consideration for such services, we issued Mr. Jordan a warrant to purchase 250,000 shares of common stock, at an exercise price of $.60 per share.  Such warrant was valued at $322,401, using the Black-Scholes pricing model, and such value is being amortized over the term of the agreement.  Amortization expense amounted to $69,086 during 2005, and $253,315 during 2006.  Further, we agreed, subject to further discussions with Mr. Jordan (including with respect to the determination of specific milestones to be achieved), to issue a warrant to purchase 1 million shares of common stock, at an exercise price of $.60 per share for a term of three years.  Such warrant has not yet been issued, because such further discussions have not yet occurred.

We have a near term need for additional capital.  Our lack of substantial capital has had and will continue to have a material adverse affect on our ability to implement our business plan and continue as a going concern.  Given the difficulty we have had in raising capital form external sources, there is a significant risk that we will not be able to continue as a going concern and that you will lose your entire investment in our company.

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

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers or directors:

Name	Age	Positions	Since
Thomas Ingolia	54	Chairman and Chief Executive Officer, Director	2006
Janet L. Crance	51	Chief Accounting Officer (Part-time), Treasurer, Director	2005
John Gorman	37	Secretary, Director	2006

Thomas D. Ingolia, Ph.D., was appointed Chairman and CEO of Health Enhancement Products on December 15, 2006.  He attended the University of Illinois from 1971 to 1974 where he studied chemistry.  He then attended the University of California, Berkeley, from 1974 to 1978, receiving a Ph.D. in Biochemistry, followed by postdoctoral training at the University of California, San Francisco and the University of Wisconsin, Madison, from 1978 to 1981.  He worked at Eli Lilly and Company in various assignments from 1981 through 1994, and in the biotechnology industry in executive roles from 1994 to date.  He also received a Masters in Business Administration from Indiana University in 1987.

 Ms. Janet L. Crance was appointed Chief Accounting Officer on June 22, 2005 and was appointed as a Director on November 30, 2006.   Ms. Crance has over 31 years experience in the field of accounting, including both the public and private sectors.  She has been a Certified Public Accountant for fifteen years.  Professional affiliations include the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants.  She has served for two years as the President of the Central Chapter of the Arizona Society, which includes the greater Phoenix area.

Mr. John Gorman was appointed Director on November 30, 2006.   Before joining HEPI in 2003, he served as a private marketing and sales consultant for small to mid-sized businesses and various government entities. Between 1996 and 2001, Mr. Gorman worked as Regional Marketing Manager for the western region of CompassLearning, an educational software company with programs in use by over 20,000 schools nationwide. From 1989-1996, Mr. Gorman was Resort Manager of The Pointe Hilton Resorts in Phoenix , Arizona. Currently, in addition to serving as a director, he serves as Head of Sales and Customer Relations for Health Enhancement Products, Inc.

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Family Relationships

There are no familial relationships between any of our officers and directors.

Audit Committee Financial Expert

We do not have an audit committee financial expert, because we do not have an audit committee.  We are not currently required to have an audit committee.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct which defines the standard of conduct expected of our officers, directors and employees.  The Code is incorporated by reference as an exhibit to this Report.  We will upon request and without charge provide a copy of our code of ethics.  Requests should be directed to Chief Accounting Officer, Health Enhancement Products, Inc., 7740 E. Evans Road, Scottsdale, Arizona 85260.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and beneficial owners of more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Reporting Persons are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of Forms 3, 4 and 5 received by us with respect to the year ended December 31, 2006 and other information known to us, we believe that the following Reporting Persons failed to file required reports and/or made late filings, as indicated, during the most recent year.  Mr. Howard R. Baer, a 10% beneficial owner, did not file a Form 5, Annual Statement of Beneficial Ownership of Securities, with respect to the year ended December 31, 2006.  Mr. John Gantt, a 10% beneficial owner, did not file a Form 5, Annual Statement of Beneficial Ownership of Securities, with respect to the year ended December 31, 2006.  Mr. William Rogers, a 10% beneficial owner, did not file a Form 5, Annual Statement of Beneficial Ownership of Securities, with respect to the year ended December 31, 2006.

Item 10.

Executive Compensation

Summary Compensation Table

We have no written compensation agreements with our executives.

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Howard Baer, former Chairnan, CEO, Treasurer and Secretary	12/31/06 12/31/05	192,000 198,000(1)	50,736		75,000(2)			$215,964(4) $810,000(3)
Thomas Ingolia, Chairman & CEO	12/31/06	8,333(5)
Janet Crance, CFO	12/31/06 12/31/05	28,500 12,500(6)

(1)

As of December 31, 2005, our former CEO’s aggregate $198,000 base salary, $99,000 was paid in 2006, and is included in other compensation.

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

(4)

Includes value of 114,980 shares of restricted common stock issued in lieu of accrued vacation pay.  These shares were valued at $1.01 per share, based on the quoted price of our common stock on November 30, 2006.

(5)

Mr. Ingolia’s base salary is $200,000 annually.  He was paid for the period from December 15 through December 31, 2006

(6)

Ms. Crance’s base salary is $500 per week (part time).  She was paid for the period from June 15 through December 31, 2005.

Compensation of Directors

Our Directors do not receive any remuneration for their service on the Board.

Employment Agreements

We currently have no written employment agreements with any of our employees.

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 10, 2007, certain information regarding each person who is known to us to beneficially own more than 5% of our issued and outstanding shares of common stock, and the number of shares of our common stock beneficially owned by each of our directors and named executive officers, and all officers and directors as a group

Security Ownership of Certain Beneficial Owners:

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares

William J. Rogers, II

21 Ocean Ridge Boulevard South

Palm Coast, FL  32137

Mr. Howard R. Baer

7740 E. Evans Rd.

Scottsdale, AZ 85260

Kae Park

7740 E. Evans Rd

Scottsdale, AZ 85260

John Gantt

1 Hammock Beach Pkwy

Palm Coast, FL  32137

	Common Common Common Common	4,076,367(1) 10,233,473 (2) 3,523,051 4,500,000	9.7% 24.3% 8.4% 10.7%

Security Ownership of Management:

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares

Ms. Janet L. Crance

4350 East Kachina Trail

Phoenix, AZ  85044

Mr. Tom Ingolia

11525 N. 72nd Way

Scottsdale, AZ  85260

Mr. John Gorman

5133 E. Tunder Dr

Phoenix, AZ  85044

Officers and Directors as a Group

(Three people)

	Common Common Common Common	225,000(3) 150,000 65,000 (4) 440,000	* * * 1.1%

      *  Less than 1%

(1)

Includes warrants to purchase 2,250,000 shares of Common Stock and an option to purchase 500,000 shares of Common Stock.

(2)

The shares are beneficially owned by Mr. Howard R. Baer as follows:  8,433,473 shares in the name of Howard R. Baer, individually and 1,800,000 shares in the name of Carriage House Capital, an entity owned and controlled by Mr. Baer.  Does not include shares of common stock owned of record by Kae C. Park, Howard Baer’s wife, of which Mr. Baer disclaims beneficial ownership.

(3)

Includes warrants to purchase 125,000 shares of common stock.

(4)

Includes warrants to purchase 40,000 shares of common stock.

Item 12.

Certain Relationships and Related Transactions.

We have entered into several transactions with Mr. Howard R. Baer, our former CEO.

The lease of our production facility expired in June, 2004, and we obtained an extension of such lease in order to enable us to locate suitable new space.  On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by our former CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility in Scottsdale, Arizona.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  In addition, we desired to consolidate our corporate headquarters and production facility.  Evans Road, LLC expended a substantial amount of money on building improvements in order to meet our requirements for this facility.   The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rent in the amount of $8,700 plus monthly taxes.  In February, 2005, Evans Road, LLC sold the building which was leased to us, and our former CEO, Howard R. Baer, leased such building back from the buyer under a master lease.   Evans Road, LLC continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006.  On April 12, 2006, we entered into an Amended and Restated Sublease with Mr. Baer (effective as of April 1, 2006) (the “Amended and Restated Sublease”).  During 2006, we paid Evans Road, LLC approximately $198,000 in rent.

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

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease approximately 6 years from now (March 31, 2013).  The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000.  The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index.  We are obligated to pay an additional security deposit of approximately $110,000, following which we will have paid an aggregate security deposit equal to six months base rent.  This additional security deposit was be paid in eighteen equal monthly installments of approximately $6,000, commencing in August, 2006. To date, we have paid $30,445 toward the additional $106,000 security deposit. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing from the former CEO.

We lease certain equipment from an entity owned by Mr. Baer.  The lease payments equal Mr. Baer’s debt service on the equipment.  Mr. Baer has stated that he intends to cause the equipment to be transferred to us, for no consideration, once the note is paid in full.  During 2005, we paid $9,031 in lease payments for this equipment.  During 2006, we paid $6,712 in lease payments for this equipment.

We also lease a delivery van from Mr. Baer.  The lease payments equal Mr. Baer’s debt service on the vehicle.  Mr. Baer has stated that he intends to transfer the vehicle to us, for no consideration, once the note is paid in full.  During 2005, we paid $4,640 in lease payments to Mr. Baer for this vehicle.  During 2006, we paid $4,640 in lease payments to Mr. Baer for this vehicle.

As disclosed above, during the period from inception to December 31, 2006, Mr. Baer advanced $1,670,204 to us.  During the same period, he was repaid a total of $1,224,026, leaving an outstanding balance of $446,178 due to Mr. Baer as of December 31, 2006.

Mr. Baer, our former CEO, has advanced us an aggregate of approximately $1,670,204 from inception to December 31, 2006, including an aggregate of $87,875 during 2006.  In addition he advanced us $158,286 in 2007.  Since inception, we have repaid Mr. Baer a total of $724,026 in cash. On February 15, 2005, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”), in connection with Mr. Baer advancing to us $364,000, for our benefit and that of our wholly-owned subsidiary, Health Enhancement Corporation (“HEC”).  Immediately prior to entering into the Loan Documents, we were indebted to Mr. Baer in the aggregate amount of $483,359, in connection with prior advances.  Following Mr. Baer’s advance of $364,000 on February 15, 2005, we were indebted to Mr. Baer in the aggregate amount of $847,359.  From February 15, 2005 to October 20, 2005, Mr. Baer has advanced us an additional $454,035 for our benefit and that of HEC.  On March 25, 2005, we, Mr. Baer and HEC executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the Note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZyme product.

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

We have since made net repayments against the Note to Mr. Baer of approximately $299,000, leaving a principal balance of approximately $446,000 on the Note as of April 12, 2007.  In addition, we are indebted to Mr. Baer in the amount of $158,286, which amount bears interest at the rate of 10% per annum, is unsecured, and is payable on demand.

The Note bears interest at the rate of 10% per annum.  Interest is paid currently.  During 2006, accrued interest totaled $67,373 and we paid Mr. Baer $71,700 in interest.  Total accrued and unpaid interest to Mr. Baer at December 31, 2006 was $2,823.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, we, in order to secure our obligations under the Note, granted Mr. Baer a security interest in all our assets that are related to the ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to us by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to us.

Item 13:

Exhibits

EXHIBIT INDEX

Exhibit Number	Title

2.1	Agreement and Plan of Reorganization	(1)

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)

3.2	By-laws of the Company	(3)

10.01	Employment Agreement between Mr. Howard R. Baer and the Company, dated February 10, 2004	(4)

10.02	Office lease between Evans Road, LLC and the Company, dated November 1, 2004 (superseded by Amended and Restated Sublease filed as Exhibit 10.03)	(5)

10.03	Amended and Restated Sublease between Howard R. Baer and the Company, dated April 12, 2006	(6)

10.04	Promissory Note, dated February 15, 2005, made by the Company in favor of Howard R. Baer	(5)

10.05	Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(5)

10.06	Patent Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(5)

10.07	Joinder Agreement and First Amendment, dated March 25, 2005, between the Company, Health Enhancement Corporation and Howard R. Baer	(5)

10.08	Subscription Agreement, dated June 21, 2004, between William J. Rogers, II and the Company	(5)

10.09	Subscription Agreement, dated July 29, 2005, between William J. Rogers, II and the Company	(7)

10.10	Subscription Agreement, dated July 29, 2005, between William J. Rogers, II and the Company	(7)

10.11	Common Stock Purchase Warrant of the Company issued to William J. Rogers, II and dated July 29, 2005	(8)

10.12	Subscription Agreement, dated July 8, 2005, between the Company and Howard R. Baer	(9)

10.13	Common Stock Purchase Warrant of the Company issued to Howard R. Baer and dated July 8, 2005	(10)

10.14	Common Stock Purchase Warrant of the Company issued to William J. Rogers, II and dated July 29, 2005	(11)

14.1	Code of Ethics	(12)

21	Subsidiaries of the Registrant	(5)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)

Filed as the same Exhibit number to our Form 10-KSB, filed with the Commission on May 17, 2005, and incorporated by this reference.

(6)

Filed as Exhibit 10.02 to our Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated by this reference.

(7)

Filed as the same Exhibit number to our Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated by this reference.

(8)

Filed as Exhibit 10.09 to our Form 10-QSB, filed with the Commission on August 16, 2005, and incorporated by this reference.

(9)

Filed as Exhibit 10.10 to our Form 10-QSB, filed with the Commission on August 16, 2005, and incorporated by this reference.

(10)

Filed as Exhibit 10.11 to our Form 10-QSB, filed with the Commission on August 16, 2005, and incorporated by this reference.

(11)

Filed as the same Exhibit number to our Form SB-2 Filed with the Commission on September 27, 2006, and incorporated by this reference.

(12)

Filed as Exhibit 99 to our Form 10-KSB, filed with the Commission on April 1, 2004, and incorporated by this reference.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $79,000 and $53,000 for 2005 and 2006, respectively.

Audit-Related Fees

There were no fees for assurance and related services for 2005 or 2006.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning services during 2005 or 2006.

All Other Fees

There were no fees billed in either of the last two years for products and services provided by the principal accountant, other than the services reported above.

We do not currently have an audit committee.  Our board of directors will evaluate and approve in advance the scope and cost of the engagement of our auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.
Date: April 13, 2007	By: /s/ Thomas Ingolia Thomas Ingolia Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 13, 2007

By: /s/ Thomas Ingolia

Thomas Ingolia

Principal Executive Officer

Date:  April 13, 2007

By:  /s/ Janet L. Crance

Janet L. Crance

Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of Health Enhancement Products, Inc. and Subsidiary (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Enhancement Products, Inc. and Subsidiary at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2006 and 2005 and, as of December 31, 2006, has a significant working capital and stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolinetz, Lafazan & Company, P.C.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

April 7, 2007

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$ 9,724
Accounts receivable	12,730
Inventories	30,759
Prepaid Expenses	2,822
Total Current Assets	56,035
PROPERTY AND EQUIPMENT, NET	131,836
OTHER ASSETS:
Definite-life intangible Assets, net	12,035
Deposits	122,015
Total Other Assets	134,050
$ 321,921
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$ 500,547
Note payable, Related Party	446,178
Note Payable, Other	20,000
Current portion, long term debt	5,367
Accrued Payroll Taxes	14,999
Accrued Liabilities	104,627
Total Current Liabilities	1,091,718
LONG TERM LIABILITIES:
Notes payable, less current portion	23,241
Deferred rent expense	33,409
Accrued long term deposits	6,089
Total Long term Liabilities	62,739
TOTAL LIABILITIES	1,154,457
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
39,086,307 issued and outstanding	39,086
Additional Paid-In Capital	13,054,416
Accumulated deficit	(13,926,038)

Total Stockholders' Deficit	(832,536)
$ 321,921

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the twelve	For the twelve
	Months Ended	Months Ended
	December 31, 2005	December 31, 2006

NET SALES	$ 95,967	$ 297,295

COST OF SALES	191,663	252,877

GROSS PROFIT (LOSS)	(95,696)	44,418

OPERATING EXPENSES:
Selling	132,087	256,837
General and Administrative	2,833,709	3,293,941
Research and Development	118,111	333,280

Total Operating Expenses	3,083,907	3,884,058

LOSS FROM OPERATIONS	(3,179,603)	(3,839,640)

OTHER INCOME (EXPENSE):
Other income – rent		68,151
Cancellation of contract		297,000
Interest income		6,771
Other	39,747
Vendor settlements	48,800
Amortization of deferred finance costs	(30,000)	-
Finance costs paid in stocks and warrants
- Related Party	(2,758,216)
Interest Expense	(6,521)	(6,132)
Interest Expense - Related Party	(71,102)	(67,373)

Total Other Income (Expense)	(2,777,292)	298,417

NET LOSS	$ (5,956,895)	$ (3,541,223)

BASIC AND DILUTED LOSS
PER SHARE	($0.33)	($0.10)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	18,235,896	34,314,216

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 1, 2005 THROUGH December 31, 2006

	Common Stock		Additional
			Paid in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Costs	Total

Balance, January 1, 2005	2,230,753	$12,231	$ 3,343,083	$ (4,427,920)	$ (30,000)	$(1,102,607)

Common stock issued as
Private Placement penalty
shares, valued at $222,549	283,500	284	(284)			-
Amortization of deferred financing
costs					30,000	30,000
Common stock issued pursuant to
Private Placements	8,025,000	8,025	1,734,475			1,742,500
Common stock issued for services	560,000	560	642,690			643,250
Issuance of 1,000,000 common stock
purchase warrants as finder's fees,
valued at $264,530	-	-	-			-
Issuance of 1,750,000 common stock
purchase warrants for services	-	-	1,271,425		(1,039,824)	231,601
Issuance of common stock as finder's
fees, valued at $205,826	-	-	-			-
Issuance of common stock to related
party as repayment of debt	5,000,000	5,000	1,495,000			1,500,000
Issuance of common stock to former
officer as payment of accrued salaries	202,060	202	119,013			119,215
Issuance of 6,250,000 common stock
purchase warrants to related party as
repayment of debt	-	-	1,796,167	-	-	1,796,167
Issuance of 252,575 common stock
purchase warrants to former officer as
payment of accrued salaries	-	-	145,635	-	-	145,635
Finders fees incurred for private
placements	-	-	(156,250)	-	-	(156,250)
Amortization of deferred consulting
fees	-	-	-	-	417,298	417,298
Net loss, year ended
December 31, 2005	-	-	-	(5,956,895)	-	(5,956,895)

BALANCE, December 31, 2005	26,521,313	26,521	10,390,734	(10,384,815)	(622,526)	(590,086)

Issuance of stock to former CEO in
cashless exercise of warrants	6,250,000	6,250	931,250			937,500
Surrender of common stock by former
CEO as payment for cashless stock
option exercise	(288,462)	(288)	(937,212)			(937,500)
Issuance of common stock to former
officer on exercise of stock option	252,576	253	25,023			25,276

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY, Continued
FOR THE PERIOD JANUARY 1, 2005 THROUGH December 31, 2006

Issuance of common stock for
services rendered	317,500	318	445,331		(46,200)	399,449
Amortization of deferred consulting fees	-	-	-	-	668,726	668,726
Issuance of common stock purchase
warrants for services rendered	-	-	128,708	-	-	128,708
Common stock issued pursuant to
private placements	3,349,400	3,349	1,671,351	-	-	1,674,700
Issuance of common stock for finders
fees, valued at $45,500	19,000	19	(19)	-	-	-
Finder's fees paid and accrued			(185,650)			(185,650)
Adjustment to prior stock valuation
for services, 2005			33,744			33,744
Issuance of warrants to employees			179,189			179,189
Reversal of overaccrued finders fees,
2005			58,500			58,500
Issuance of stock for exercise of
warrants	2,600,000	2,600	257,400			260,000
Issuance of stock to former officer in
lieu of accrued vacation pay	114,980	114	116,016			116,130
Record partial cancellation of contract
for services	(50,000)	(50)	(59,950)			(60,000)
Net loss, year ended December 31, 2006				(3,541,223)		(3,541,223)

Balance, December 31, 2006	39,086,307	$39,086	$13,054,414	$(13,926,038)	$(0)	$(832,538)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the twelve	For the twelve
	Months Ended	Months Ended
	December 31, 2005	December 31, 2006
Cash Flows for Operating Activities:
Net Loss	$ (5,956,895)	$ (3,541,223)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	700,745	419,393
Stocks and warrants issued as salary to former officers	244,644	59,472

Non-cash - amortization of deferred consulting fees	417,298	622,526
Non-cash - warrants granted for services rendered	174,106	211,899

Finance costs paid in common stock and warrants to related party	2,758,216	-
Amortization of intangibles	966	967
Depreciation expense	325	8,502
Amortization of deferred financing costs	30,000	-
Deferred Rent	-	33,409
Changes in assets and liabilities:	-	-
(Increase) in accounts receivable	-	(12,730)
(Increase) decrease in inventories	(1,659)	(26,537)
(Increase) decrease in prepaid expenses	(2,618)	10,418
(Increase) in deposits	-	(113,149)
Increase (decrease) in accounts payable	(246,713)	340,405
Increase (decrease) in payroll and payroll taxes	163,815	(82,211)
Increase (decrease) in accrued liabilities	68,290	(26,487)
Increase in long term deposits	-	6,089
Net Cash (Used) by Operating Activities	(1,649,480)	(2,089,257)

Cash Flows from Investing Activities:
Capital expenditures	(17,026)	(123,634)
Net Cash (Used) by Investing Activities	(17,026)	(123,634)

Cash Flow from Financing Activities:
Proceeds from shareholder advances	886,035	87,875
Proceeds from other loans		28,857
Payment of shareholder advances	(127,489)	(315,602)
Payments of other borrowings	(150,000)	(249)
Payment of fees in connection with sale of common stock	-	-
and warrants	(97,750)	(142,150)
Proceeds from sale of common stock and warrants	1,742,500	1,959,976
Net Cash Provided by Financing Activities	2,253,296	1,618,707

Increase (Decrease) in Cash	586,790	(594,184)

Cash at Beginning of Period	17,118	603,908

Cash at End of Period	$ 603,908	$9,724

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 32,521	$ 77,832
Income Taxes	$ -	$ -

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

For the year ended December 31, 2006:

The Company issued an aggregate of 6,250,000 shares of its common stock, .001 par value (“common stock”), in connection with the exercise by the Company’s CEO of an outstanding warrant to purchase 6,250,000 shares of common stock.  The warrant had an exercise price of $.15 per share.  In connection with the exercise, the holder, pursuant to the terms of the warrant, surrendered to the Company 288,462 shares of common stock valued at $937,500 issuable upon exercise of the warrant, in payment of the aggregate exercise price.

The Company issued 120,000 warrants valued at $148,625 to three employees as bonus compensation, of which $96,000 was charged to accrued compensation.

The Company reversed accrued finders’ fees of $58,500 previously recorded in error, and accrued finder’s fees of $43,500.

The Company issued 114,980 shares of restricted common stock valued at $116,130 (based on the quoted price of such stock) to its former CEO as consideration for payment of accrued vacation pay of $56,658.  The Company recognized a charge of $59,472 in the current period.

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Health Enhancement Products, Inc. and Subsidiary (“the Company”) produces and markets health products.

NOTE 2 – BASIS OF PRESENTATION

The Company incurred net losses of $3,541,223 and $5,956,895 during the years ended December 31, 2006 and 2005, respectively.  In addition, the Company had a working capital deficiency of $1,035,683 and a stockholders' deficiency of $832,536 at December 31, 2006.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the year ended December 31, 2005, the Company relied heavily for its financing needs on its former CEO, Mr. Howard R. Baer.  In addition, the Company successfully obtained external financing through private placements.  During the year ended December 31, 2006, our reliance on our former CEO has diminished and we have successfully obtained external financing through private placements.

During the year ended December 31, 2006, the Company:

▪

Generated approximately $297,000 in net sales of its products;

▪

Received approximately $88,000 in advances from its former CEO, and repaid approximately $315,000;

▪

Raised an aggregate amount of $1,934,700 through Private Placements of the Company’s common stock.  The Company incurred finders’ fees of  $185,650;

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  In addition, the company is no longer in the development stage and has been generating revenues from product sales.  As noted above, the Company has had some difficulty raising funds from external sources and has been dependent for funding on its former CEO, who, at this time, is not in a position to make further advances to the Company.

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

Revenue Recognition – For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101”).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company recognized no such provisions for the twelve months ended December 31, 2006 and December 31, 2005.

Advertising Costs - Advertising costs are expensed as incurred.  Advertising costs were approximately $102,000 and $9,000 for the years ended December 31, 2006 and December 31, 2005, respectively.

Research and Development - Research and development costs are expensed as incurred.  The Company accounts for research and development expenses under two main categories:

-

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel.  Research expenses were approximately $83,000 and $77,000 for the years ended December 31, 2006 and 2005, respectively;

-

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities.  External clinical studies expenses were approximately $251,000 and $41,000 for the years ended December 31, 2006 and 2005, respectively.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Income Taxes - The Company accounts for income taxes under the asset and liability method using SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 were primarily attributable to net operating loss carry forwards.  Since the Company has a history of losses, a full valuation allowance has been established.  In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code.  The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Stock Based Compensation – The Company follows the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revised SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the requisite service period.  The Company adopted SFAS 123R effective January 1, 2006.

Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date in accordance with Accounting Principles Board Opinion No, 25, “Accounting for Stock Issued to Employees.”  Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 148.  As of January 1, 2005, all outstanding employee options were vested therefore there would have been no impact on compensation cost for the Company’s stock option during the 2005 period utilizing the fair value method set forth in SFAS 123R.

During 2006, warrants were granted to employees of the Company.  As a result of these grants and the implementation of SFAS 123R, The Company recorded compensation expense of $83,189 and offset accrued salaries of $96,000.

The fair value of warrants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	148.28% and 156.58%
Expected dividends	0%
Expected term	3 year
Risk free rate	3.1%

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of its employee options.

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented.  Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants – 13,458,734 and 21,761,325 at December 31, 2006 and 2005 respectively) are anti-dilutive.

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

Recently-Enacted Accounting Standards – In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  FIN 48 must be applied to all existing tax positions upon initial adoption.  The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption.  FIN 48 is effective for the Company’s yearend 2007, although early adoption is permitted.  The Company is assessing the potential effect of FIN 48 on its financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 4 - INVENTORIES

Inventories at December 31, 2006 consist of the following:

Raw materials	$1,790
Work in process	28,196
Finished goods	773

$30,759

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consist of the following:

Furniture and fixtures	$49,465
Equipment	54,722
Leasehold improvements	36,473
140,660

Less accumulated depreciation And amortization	8,824
$131,836

Depreciation and amortization was $8,502 and $325 for the years ended December 31, 2006 and 2005, respectively.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 6 – DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at December 31, 2006 consist of the following:

Patent applications pending	$14,500
Less: accumulated amortization	2,465
$12,035

The Company’s definite-life intangible assets are being amortized, upon being placed in service, over the estimated useful lives of the assets of 15 years, with no residual value.  Amortization expense was $967 and $966 for the years ended December 31, 2006 and 2005, respectively.  The Company estimates that their amortization expense for each of the next five years will be approximately $1,000 per year.

NOTE 7 – NOTE PAYABLE - RELATED PARTY

Note payable to the Company’s former CEO bears interest at 10% per annum.  Commencing 30 days after written demand by the CEO, the principal amount and any accrued interest will be payable in 12 equal monthly installments.  The Company has granted Mr. Baer a security interest in all of the Company’s assets related to the Company’s ProAlgaZyme Product.

During the year ended December 31, 2006, the Company paid Mr. Baer $323,549 in principal and $71,700 in accrued interest, and Mr. Baer advanced the Company an additional $87,875.  Interest expense was $67,373 and $71,102 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the outstanding principal balance was $446,178.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 8 – NOTE PAYABLE – OTHER

Note payable, other, is payable on demand and bears interest at 7% per annum.  As of December 31, 2006, the outstanding principal balance was $20,000.

NOTE 9 – LONG TERM DEBT

Long term debt at December 31, 2006 consists of the following:

Installment notes, bearing interest at 8.8% and 9.5%
per annum and due November 2010 and March 2011.
The loans are secured by certain of the Company’s
equipment	$28,608

Less current portion	5,367

$23,241

Maturities of the long-term debt are as follows:

December 31:
2007	$5,367
2008	6,357
2009	6,718
2010	6,998
2011	3,168

$28,608

NOTE 10 - STOCKHOLDERS’ DEFICIENCY

During the year ended December 31, 2005, the Company issued to investors that participated in a 2004 Private Placement the following penalty shares:

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 10 - STOCKHOLDERS’ DEFICIENCY, continued

-

on May 17, 2005, 47,250 shares of common stock valued at $33,075 (or $.70 per share, based on the quoted price of the Company’s common stock at the date of issuance);

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

From June through August, 2005, the Company sold 5,675,000 shares of its common stock, $.001 par value (“common stock”), and warrants to purchase 7,093,750 shares of common stock (“warrants”), for an aggregate purchase price of $567,500.  The warrants are immediately exercisable, have an exercise price of $.10 per share, and a term of three years.  At December 31, 2005, none of these warrants had been exercised, forfeited or cancelled.  In connection with this private placement, the Company incurred a cash finder’s fee of $38,750, and has issued, as a finders fee, 220,000 shares of common stock valued at $220,000 and a warrant to purchase 1,000,000 shares of common stock, at a price of $.10 per share, for a term of two years.  Such warrants were valued at $265,000, using the Black-Scholes pricing model, based upon the following assumptions:  expected life 1 year, interest rate 2.5%, annual rate of dividends zero and expected volatility 139.12%.

From November through December 2005, the Company sold 2,350,000 shares of its common stock, $.001 par value (“common stock”), and warrants to purchase 4,700,000 shares of common stock (“warrants”), for an aggregate purchase price of $1,175,000.  The warrants are immediately exercisable.  Half have an exercise price of $1.00 per share, and half have an exercise price of $2.00 per share.  The warrants have a term of three years.  At December 31, 2005, none of these warrants had been exercised, forfeited or cancelled.  In connection with this offering, the Company paid finders fees of $59,000.

During the year ended December 31, 2005, the Company issued 560,000 shares of common stock valued at $578,000 to various individuals and entities for services rendered (excluding the 220,000 shares issued as finder’s fees).  All shares of common stock issued for services were valued at the quoted price for the common stock on the applicable valuation date.  The Company charged $557,000 to operating expenses, and $21,000 was recognized as deferred compensation, which was fully amortized in 2006.

During the year ended December 31, 2005, the Company issued 202,060 shares of common stock to a former officer as consideration for payment of accrued salaries of $20,206.  The stock was valued at $119,215, the quoted price for the common stock on the applicable valuation date and the Company has recognized a non-cash charge of $99,009.

During the year ended December 31, 2005, the Company issued 5,000,000 shares of common stock valued at $1,500,000 to the Company’s CEO as consideration for repayment of $500,000 principal indebtedness and $37,951 in accrued interest.  The Company recognized non-cash financing charges of $962,049.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 10 - STOCKHOLDERS’ DEFICIENCY, continued

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

In February, 2006, the Company issued to a former employee 252,576 shares of common stock upon exercise of a warrant.  The Company received proceeds of $25,276 from such exercise.  During the quarter ended March 31, 2006, the Company issued to consultants, for services rendered, 130,000 shares of common stock, valued at $167,300, and warrants to purchase 150,000 shares of common stock, valued at $128,708, based on the following assumptions:  expected life 3 years; interest rate 3.1%; annual rate of dividends zero; and volatility  225.13%.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 10 - STOCKHOLDERS’ DEFICIENCY [Continued]

During the quarter ended June 30, 2006, the Company issued to consultants, for services rendered, 255,000 shares of common stock, valued at $368,500. During the quarter ended June 30, 2006, the Company privately sold 1,265,400 shares of common stock for $632,700.  In connection with this issuance, the Company paid cash finder’s fees of $44,900, and issued 9,000 shares of common stock, valued at $9,180.  In June, 2006, the Company issued 120,000 warrants to three employees as bonus compensation.  These warrants were valued at $148,625, using the Black Scholes model, based on the following assumptions:  expected life – 3 years; interest rate 3.1%; annual rate of dividends – 0%; and volatility – 156.58%.  Since the Company had previously accrued $96,000 for these bonuses, the Company incurred a charge of $52,625 in the three months ended June 30, 2006.

During the quarter ended September 30, 2006, the Company privately sold 1,984,000 shares of common stock for $992,000.  In connection with this issuance, the Company paid cash finder’s fees of $97,250, and issued 10,000 shares of common stock.  Warrants for 100,000 shares of stock were exercised for $10,000 in cash.  The Company issued 40,000 shares of stock for services rendered, valued at $81,000.  The Company issued 10,000 warrants to an employee for services, valued at $30,565 using the Black Scholes model, based on the following assumptions:  expected life – 3 years; interest rate – 3.1%; annual rate of dividends – 0$; and volatility 148.28%.  A contract that was entered into during the 2nd quarter of 2006 was subsequently cancelled in the third quarter, resulting in the cancellation of 200,000 shares of stock, valued at $297,000.  In connection with a private placement, the Company incurred cash finder’s fees of $97,250.  In addition, 10,000 shares of stock were issued for finder’s fees, valued at $36,500.

During the quarter ended December 31, 2006, the Company issued to consultants, for services rendered, 92,500 shares of common stock, valued at $89,350.   The Company privately sold 100,000 shares of common stock and 50,000 warrants (3 year term and $0.50 exercise price) for $50,000, issued 2,500,000 shares of common stock upon exercise of warrants for proceeds of $250,000, and incurred cash finder’s fees of $43,500.  The Company issued 114,980 shares of common stock, valued at $116,130, to its former CEO for accrued vacation pay.  A contract with a consultant was modified, resulting in a cancellation of 50,000 shares of common stock, valued at $60,000.

Warrants –  On August 12, 2005, the Company issued 220,000 common stock purchase warrants, at an exercise price of $.10 per share, for a term of 2 years.  The warrants were valued at $205,826, based on the Black-Scholes pricing model, using the following assumptions: risk free interest rate of 3.1%, expected dividend yield of zero, expected lives of two years and expected volatility of 365.26%

As of November 11, 2005, in consideration for consulting services, the Company agreed to issue warrants to purchase an aggregate 1,250,000 shares of common stock, at an exercise price of $.10 per share for a term of three years.  1,000,000 of these warrants are in consideration for services rendered and to be rendered from July 1, 2005 until June 30, 2006.  The remaining 250,000 warrants are in consideration for services rendered from July 1, 2005 through September 30, 2005.  The 1,000,000 warrants were valued at $696,422 using the Black-Scholes pricing model, using the following assumptions: risk free interest rate of 3.1%, expected dividend yield of zero, expected lives of three years and expected volatility of 280.33%. Such amount is being amortized over 12 months.  Amortization of deferred compensation related to the 1,000,000 warrants was $348,211 for the year ended December 31, 2005.  The remaining 250,000 warrants were valued at $174,106 and charged to operations in the current period.

Warrants outstanding and exercisable by price range as of December 31, 2006  were as follows:

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 10 - STOCKHOLDERS’ DEFICIENCY [Continued]

	Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$0.10	7,258,750	1.57	$0.10	7,258,750	$ .10
$0.25	150,000	2.25	$0.25	150,000.25
$0.50	604,984	2.89	$0.50	604,984.50

$0.60	250,000	1.92	0.60	250,000.60
$1.00	2,350,000	1.93	1.00	2,350,000	1.00
$2.00	2,350,000	1.93	2.00	2,350,000	2.00
$3.00	445,000.83		3.00	445,000	3.00
$3.75	50,000.16		3.75	50,000	3.75
	13,458,734	1.74		13,458,734	$ .65

A summary of the warrant activity for the years ended December 31, 2006 and 2005 is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2005	495,000	$ 3.04

Issued, 2005	21,266,325	0.43

Outstanding at December 31, 2005	21,761,325	0.49

Issued, 2006	799,984	0.45

Exercised, 2006	(9,102,575)	0.10

Outstanding at December 31, 2006	13,458,734	$ 0.75

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 11 - RELATED PARTY TRANSACTIONS

Accrued Liabilities – Included in accrued liabilities at December 31, 2006 is $2,823 in accrued interest related to a note payable to the Company’s former CEO.

Office Space - On April 12, 2006, the Company entered into an Amended and Restated Sublease with Mr. Baer (effective as of April 1, 2006) (the “Amended and Restated Sublease”).  During 2005 and 2006, we paid Mr. Baer approximately $126,000 and $198,000 in rent, respectively.

Under the terms of the Amended and Restated Sublease, the Company is leasing an aggregate of approximately 15,000 square feet, of which it is occupying approximately 8,400 square feet, consisting of approximately 6,710 square feet of office space and 1,700 square feet of production space.  The Company is subleasing the remaining 6,600 square feet to a third party under a month to month tenancy at a rate of approximately $7,000 per month, plus rental taxes and electricity.  The Company can terminate this sublease upon thirty (30) days written notice to our subtenant.  The Company believes that it may need additional space in the foreseeable future, and that this space would be suitable for an expansion of its production and office facilities.

Equipment - The Company uses and, in consideration of such use, makes lease and rent payments for, equipment that is leased by an entity owned by the Company’s former CEO.  During 2006 and 2005, equipment rental and lease expense paid to the entity amounted to $6,712 and $9,031, respectively.  The lease and rental payments equal the debt service on the equipment.  The former CEO intends to transfer the equipment to the Company, for no consideration, once the note is paid in full.  At December 31, 2006, there were no amounts payable to the former CEO for this rent.

Vehicle - The Company uses and, in consideration of such use, makes lease payments for, a delivery van that is leased by the Company’s former CEO.  During 2006 and 2005, the Company paid an aggregate of $4,640 and $4,640 respectively for such lease payments.  The lease payments equal the debt service on the vehicle.  The former CEO has stated that he intends to transfer the vehicle to the Company, for no consideration, once the note is paid in full.  At December 31, 2006, there were no payments due and payable on this leased van.

NOTE 12 - INCOME TAXES

At December 31, 2006, the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $9,500,000, which may be applied against future taxable income, if any, at various dates from 2023 through 2026.  Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2006, the Company had a deferred tax asset of approximately $3,760,000 representing the benefit of its net operating loss carry-forwards.  The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $1,015,000 and $1,225,000 in 2006 and 2005 respectively.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 13 – CONCENTRATIONS

Customers - The Company has no significant dependence on a limited range of suppliers or purchasers.  Revenues are generated primarily by internet sales, none of whom constitute a concentration the loss of which could have a material impact on the operations of the Company.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Commitment -- .   On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by our FORMER CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility located in Scottsdale, Arizona.  The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rent in the amount of $8,700 plus monthly taxes.  In February, 2005, Evans Road, LLC sold the building which was leased to us, and our former CEO, Howard R. Baer, leased such building back from the buyer under a master lease.   Evans Road, LLC continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006.  As of April 1, 2006, we entered into an Amended and Restated Sublease with Mr. Baer (the “Amended and Restated Sublease”).  During 2005, we paid Mr. Baer approximately $106,000 in rent.  During 2006, we paid him approximately $198,000 in rent.

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

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease approximately 5.5 years from now (March 31, 2013).  The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000.  The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent, and the percentage increase in the Consumer Price Index.  We are obligated to pay an additional security deposit of approximately $110,000, following which we will have paid an aggregate security deposit equal to six months base rent.  This additional security deposit is payable in eighteen equal monthly installments of approximately $6,000 (which commenced in August, 2006).  As of December 31, 2006, $32,000 has been paid and $78,000 is owing, of which $72,000 is in accrued liabilities and $6,000 is included in long term liabilities.  The Amended and restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing from the former CEO,

The Company has entered into a two year lease commencing September 1, 2006, for a warehousing and bottling facility.  The lease calls for minimum annual rents of approximately $25,000 and $26,000 for each of the twelve month periods ending August 31, 2007 and August 31, 2008, respectively.  Rent expense under this lease for the year ended December 31, 2006 was $9,000.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 14 – COMMITMENTS AND CONTINGENCIES [Continued]

The future minimum lease payments related to the Amended and Restated Sublease and the new 2 year lease, are as follows:

2007	$270,000
2008	$271,000
2009	$257,000
2010	$263,000
2011	$270,000
Thereafter	$2,647,889

Legal Proceedings - In or around April, 2004, we learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of our press releases and other public disclosures, and trading in our securities.  We cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of our officers appear for testimony at the SEC’s offices.  On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony.  We understood that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports we filed with the SEC or in other public documents or disclosures, including statements about the efficacy of our primary product, ProAlgaZyme; or (ii) whether there was improper trading or other activity in our securities.  In November, 2006, we entered into a settlement with the SEC, under which, among other things, our then CEO, Howard R. Baer resigned.

Consulting Contract – On November 30, 2005, we entered into a consulting agreement with Hamilton Jordan, for a one year term.  Under the agreement, Mr. Jordan will provide general business consulting services, including capital raising, strategic relationships, distributorships, product research and development and new product acquisitions.  In consideration for such services, we issued Mr. Jordan a warrant to purchase 250,000 shares of common stock, at an exercise price of $.60 per share.  Such warrant was valued at $322,401, using the Black-Scholes pricing model, using the following assumptions:  expected volatility 266.19%; expected term – 3 years; expected dividends – 0%; interest rate 3.1%, and such value is being amortized over the term of the agreement.  Amortization expense amounted to $69,086 during 2005 and $253,301.  Further, we agreed, subject to further discussions with Mr. Jordan (including with respect to the determination of specific milestones to be achieved), to issue a warrant to purchase 1 million shares of common stock, at an exercise price of $.60 per share for a term of three years.  Such warrant has not yet been issued, because such further discussions have not yet occurred.

In June, 2006, the Company entered into a consulting agreement under which the consultant will provide investor and public relations services.  The agreement provides for the issuance of 200,000 shares of common stock, which have been issued and valued at $297,000.  The agreement also provides for payments of $20,000 per month.  During the quarter ended September 30, 2006, this contract was cancelled and the shares were cancelled.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 15 - SUBSEQUENT EVENTS

In  February, 2007, we established HEPI Pharmaceuticals, Inc. as a wholly owned subsidiary of HEPI (“HEPI Pharma”).  The purpose of the pharmaceutical subsidiary will be to develop potential pharmaceutical applications for HEPI’s primary product, ProAlgaZyme (PAZ). In connection with the formation of HEPI Pharma,  we entered into a Pharmaceutical Development Agreement with our new subsidiary. Under the Development Agreement, we granted the subsidiary the right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, we became the sole stockholder of the subsidiary and are entitled to certain payments based on the attainment of specified development milestones and sales revenues.

On February 15, 2007,the Company’s board of directors declared a distribution in the form of shares of the common stock of its new division, HEPI Pharma., to all shareholders of record as of March 15, 2007. Each shareholder of record on the record date will receive 1 share of the new pharmaceutical company for every 10 shares of common stock of HEPI they own on the record date. The shares of the pharmaceutical subsidiary will be distributed promptly following compliance with applicable laws, including the Company delivering an information statement to its stockholders pursuant to the requirements of the Securities Exchange Act of 1934 ("Exchange Act") and the effectiveness of the pharmaceutical subsidiary's registration under the Exchange Act. The number of shares to be distributed will at the time of distribution represent 10% of the total outstanding shares of the new company. It is anticipated that the remaining 90% of the equity of the subsidiary will be owned by the company.

From February through March of 2007, the Company sold 450,000 shares of stock in a private placement, received $225,000 in proceeds, and paid cash finder’s fees of $9,500.   In addition, the Company issued 2,540,000 shares of common stock, received proceeds of $767,000 upon exercising of warrants, some of which were re-priced.  The Company paid cash finder’s fees of $75,400 in connection with the exercise of these warrants.

In 2007 we received advances of $158,286 from Howard R. Baer, our former CEO.  Such advances are unsecured, bear interest at 10% per annum, and are payable on demand.

EXHIBIT INDEX

Exhibit Number	Title

2.1	Agreement and Plan of Reorganization	(1)

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)

3.2	By-laws of the Company	(3)

10.01	Employment Agreement between Mr. Howard R. Baer and the Company, dated February 10, 2004	(4)

10.02	Office lease between Evans Road, LLC and the Company, dated November 1, 2004 (superseded by Amended and Restated Sublease filed as Exhibit 10.03)	(5)

10.03	Amended and Restated Sublease between Howard R. Baer and the Company, dated April 12, 2006	(6)

10.04	Promissory Note, dated February 15, 2005, made by the Company in favor of Howard R. Baer	(5)

10.05	Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(5)

10.06	Patent Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(5)

10.07	Joinder Agreement and First Amendment, dated March 25, 2005, between the Company, Health Enhancement Corporation and Howard R. Baer	(5)

10.08	Subscription Agreement, dated June 21, 2004, between William J. Rogers, II and the Company	(5)

10.09	Subscription Agreement, dated July 29, 2005, between William J. Rogers, II and the Company	(7)

10.10	Subscription Agreement, dated July 29, 2005, between William J. Rogers, II and the Company	(7)

10.11	Common Stock Purchase Warrant of the Company issued to William J. Rogers, II and dated July 29, 2005	(8)

10.12	Subscription Agreement, dated July 8, 2005, between the Company and Howard R. Baer	(9)

10.13	Common Stock Purchase Warrant of the Company issued to Howard R. Baer and dated July 8, 2005	(10)

10.14	Common Stock Purchase Warrant of the Company issued to William J. Rogers, II and dated July 29, 2005	(11)

14.1	Code of Ethics	(12)

21	Subsidiaries of the Registrant	(5)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)

Filed as the same Exhibit number to our Form 10-KSB, filed with the Commission on May 17, 2005, and incorporated by this reference.

(6)

Filed as Exhibit 10.02 to our Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated by this reference.

(7)

Filed as the same Exhibit number to our Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated by this reference.

(8)

Filed as Exhibit 10.09 to our Form 10-QSB, filed with the Commission on August 16, 2005, and incorporated by this reference.

(9)

Filed as Exhibit 10.10 to our Form 10-QSB, filed with the Commission on August 16, 2005, and incorporated by this reference.

(10)

Filed as Exhibit 10.11 to our Form 10-QSB, filed with the Commission on August 16, 2005, and incorporated by this reference.

(11)

Filed as the same Exhibit number to our Form SB-2 Filed with the Commission on September 27, 2006, and incorporated by this reference.

(12)

Filed as Exhibit 99 to our Form 10-KSB, filed with the Commission on April 1, 2004, and incorporated by this reference.