Form 10QSB
period 2007-03-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2007-05-15
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 42,337,307 shares of common stock, $0.001 par value, outstanding at May 8, 2007.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

FORM 10-QSB

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I – FINANCIAL INFORMATION

4

Item 1.  Consolidated Financial Statements

4

Item 2. Management’s Discussion and Analysis or Plan of Operation

15

Item 3. Controls and Procedures

19

PART II – OTHER INFORMATION

20

Item 1. Unregistered Sales

20

SIGNATURES

22

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$485,938
Accounts receivable	5,838
Subscription note receivable	96,000
Inventories	26,423
Prepaid Expenses	1,371

Total Current Assets	615,570

PROPERTY AND EQUIPMENT, NET	128,614

OTHER ASSETS:

Definite-life intangible Assets, net	11,793
Deposits	122,015

Total Other Assets	133,808

$877,992
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	394,473
Note payable, Related Party	438,231
Advances from Related Party	158,286
Note Payable, Other	20,000
Current portion, long term debt	5,724
Accrued Payroll Taxes	18,813
Accrued Liabilities	96,543

Total Current Liabilities	1,132,070

LONG TERM LIABILITIES:
Notes payable, less current portion	21,533
Deferred rent expense	42,608

Total Long term Liabilities	64,141

TOTAL LIABILITIES	1,196,211

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
42,337,307 issued and outstanding	42,337
Additional Paid-In Capital	14,178,995
Accumulated deficit	(14,539,551)

Total Stockholders' Deficit	(318,219)

$877,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006

NET SALES	$58,560	$85,403

COST OF SALES	42,404	63,483

GROSS PROFIT	16,156	21,920

OPERATING EXPENSES:
Selling	38,935	51,523
General and Administrative	537,520	908,304
Research and Development	80,683	12,504

Total Operating Expenses	657,138	972,331

LOSS FROM OPERATIONS	(640,982)	(950,411)

OTHER INCOME (EXPENSE):
Other income – rent	23,805	-
Cancellation of contract	18,000	-
Interest Expense	(1,723)	(716)
Interest Expense - Related Party	(12,612)	(16,606)

Total Other Income (Expense)	27,470	(17,322)

NET LOSS	$(613,512)	$(967,733)

BASIC AND DILUTED LOSS
PER SHARE	($0.02)	($0.03)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	40,177,107	31,293,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006

Cash Flows for Operating Activities:
Net Loss	$(613,512)	$(967,733)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	13,550	157,600
Stock issued to employees for services	229,680	-
Warrants granted for services rendered	-	128,708
Non-cash - amortization of deferred consulting fees	-	264,191
Non-cash - reversal of contract	(18,000)	-
Amortization of intangibles	242	987
Depreciation expense	6,924	-
Deferred rent	9,199	-
Changes in assets and liabilities:
Decrease in accounts receivable	6,892	-
(Increase) decrease in inventories	4,336	(6,732)
(Increase) decrease in prepaid expenses	1,451	(9,057)
(Decrease) in deposits payable	(6,089)	-
(Decrease) in accounts payable	(110,575)	(74,654)
Increase (decrease) in accrued payroll taxes	3,814	(48,684)
Increase (decrease) in accrued liabilities	(8,084)	45,662

Net Cash (Used) by Operating Activities	(480,172)	(509,712)

Cash Flows from Investing Activities:
Capital expenditures	(3,702)	(5,161)

Net Cash (Used) by Investing Activities	(3,702)	(5,161)

Cash Flow from Financing Activities:
Proceeds from shareholder advances	164,000	-
Payment of shareholder advances	(5,714)	(654)
Payment on related party note	(7,947)
Payments of long term debt	(1,351)	-
Payment of fees in connection with sale of common
stock and warrants	(84,900)	-
Proceeds from sale of common stock and warrants	896,000	25,276
Net Cash Provided by Financing Activities	960,088	24,622

Increase (Decrease) in Cash	476,214	(490,251)

Cash at Beginning of Period	9,724	603,908

Cash at End of Period	$485,938	$113,657

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$8,975	$22,570
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three months ended March 31, 2007

The Company accrued cash finders fees of $4,500, and recorded 311,375 warrants as finders fees.  These warrants were valued at $187,959 using the Black-Scholes pricing model.

The Company recorded the issuance of a promissory note receivable for $96,000 upon the exercise of 240,000 shares of stock at $.40 per share.  This note was paid in full April 2, 2007.

Three months ended March 31, 2006:

The Company issued 10,000 shares of common stock valued at $9,700 to a consultant.  This amount has been included in deferred consulting fees.

The Company issued an aggregate of 6,250,000 shares of its common stock, .001 par value (“common stock”), in connection with the exercise by the Company’s former CEO of an outstanding warrant to purchase 6,250,000 shares of common stock.  The warrant had an exercise price of $.15 per share.  In connection with the exercise of the warrant, the holder, pursuant to the terms of the warrant, surrendered to the Company 288,462 shares of common stock valued at $937,500 issuable upon exercise of the warrant, in payment of the aggregate exercise price.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned Subsidiaries (collectively, the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-KSB as at that date.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007, or any other period.

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

The Company incurred net losses of $613,512 and $967,733 for the three months ended March 31, 2007 and 2006, respectively.  In addition, the Company had a working capital deficiency of $516,500 and a stockholders’ deficit of $318,219 at March 31, 2007.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital.  From February through March, 2007, the Company raised approximately $1 million in net proceeds from the private sale of its common stock and warrants.  There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

The Company has elected to use the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R).  Under the MPA method, prior periods are not restated and new awards are valued and accounted for prospectively upon adoption.  As of January 1, 2007, all outstanding employee warrants were vested and therefore there would have been no impact on compensation cost for the Company during the 2007 period utilizing the fair value method set forth in SFAS 123(R).

NOTE 3

- SUBSCRIPTION NOTE RECEIVABLE

Subscription note receivable in the amount of $96,000 represents amounts owed to the Company for the exercise of 240,000 warrants at $.40 per share.  Since this note was paid in full prior to the issuance of this report, it is reported as a current asset.

NOTE 4 – INVENTORIES

Inventories at March 31, 2007 consist of the following:

Raw materials	$766
Work in process	24,459
Finished goods	1,198

$26,423

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 consists of the following:

Furniture and fixtures	$49,466
Equipment	54,721
Leasehold improvements	40,175
144,362
Less accumulated depreciation
and amortization	15,748

$128,614

Depreciation and amortization was $6,924 for the three months ended March 31, 2007.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at March 31, 2007 consist of the following:

Patent applications pending	$14,500
Less: Accumulated amortization	2,707
$11,793

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the three months ended March 31, 2007 and 2006 was $242 and $242, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 7 - NOTE PAYABLE - RELATED PARTY

Note payable to the Company’s former CEO bears interests at 10% per annum. Commencing 30 days after written demand by the former CEO, the principal amount and any accrued interest will be payable in 12 equal monthly installments. The Company has granted the note holder a security interest in all of the Company’s assets related to the Company’s ProAlgaZyme Product.

During the three months ended March 31, 2007, the Company paid the note holder $7,947 in principal and $8,271 in accrued interest.  Interest expense was $11,002 and $16,606 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 8 – ADVANCES FROM RELATED PARTY

Advances from related party bears interest at 10% per annum, payable on demand.  During the three months ended March 31, 2007, the Company received advances of $164,000 and repaid $5,714 in principal.  Interest in the amount of $1,611 was accrued at March 31, 2007.

NOTE 9 – LONG TERM DEBT:

Long term debt at March 31, 2007 consists of the following:

Installment notes, bearing interest at 8.8% and 9.5%
per annum and due November 2010 and March 2011.
The loans are secured by certain of the Company
equipment	$27,257

Less current portion	5,724

$21,533

Maturities of the long-term debt are as follows:

March 31:
2008	$5,724
2009	6,272
2010	6,874
2011	6,058
2012	2,329

$27,257

NOTE 10 - STOCKHOLDERS’ DEFICIT

On February 15, 2007,the Company’s board of directors declared a distribution in the form of shares of the common stock of its new wholly-owned subsidiary, HEPI Pharmaceuticals, to all shareholders of record as of March 15, 2007. Each shareholder of record on the record date will receive 1 share of the new pharmaceutical company for every 10 shares of common stock of HEPI they own on the record date. The shares of the pharmaceutical subsidiary will be distributed promptly following compliance with applicable laws, including the Company delivering an information statement to its stockholders pursuant to the requirements of the Securities Exchange Act of 1934 ("Exchange Act") and the effectiveness of the pharmaceutical subsidiary's registration under the Exchange Act. The number of shares to be distributed will at the time of distribution represent 10% of the total outstanding shares of the new company. It is anticipated that the remaining 90% of the equity of the subsidiary will be owned by the Company.

During the quarter ended March 31, 2007, the Company issued to a consultant, for services rendered, 15,000 shares of common stock, valued at $13,550.  In addition, the Company issued 261,000 shares of common stock valued at $229,680 to employees for services.  From February through March of 2007, the Company privately sold 260,000 shares of common stock and 260,000 warrants (3 year term and $.50 exercise price) for $130,000.  Also during February and March, the Company sold 190,000 shares of common stock in a private placement, received $95,000 in proceeds, and incurred cash finder’s fees of $9,500.  In addition, the Company issued 2,540,000 shares of common stock, and received proceeds of $767,000 upon exercise of outstanding warrants, some of which were re-priced.  The Company incurred cash finder’s fees of $79,900 in connection with the exercise of these warrants.  In addition, the Company issued 311,375 warrants for finders fees, valued at $187,959 using the Black Scholes option-pricing model with the following assumptions:  expected volatility 162.07% and 186.59%; expected dividends 0%; expected term 2 years; and risk free rate 3.1%.

A summary of the status of the Company’s warrants is presented below.

	March 31, 2007		March 31, 2006
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of period	13,458,734	0.75	21,761,325	0.49

Issued, first quarter	571,375	0.50	150,000	0.25

Exercised, first quarter	(2,540,000)	0.30	(6,502,575)	0.15

Expired, first quarter	(230,000)	1.25	-	-

Outstanding, end of period	11,260,109	0.83	15,408,750	0.63

Warrants outstanding and exercisable by price range as of March 31, 2007 were as follows:

	Outstanding Warrants			Exercisable Warrants

		Average
		Weighted
		Remaining			Weighted
		Contractual			Average
		Life	Exercise		Exercise
Range of	Number	in Years	Price	Number	Price

0.10	6,508,750	1.33	0.10	6,508,750	0.10
0.25	150,000	2.00	0.25	150,000	0.25
0.50	916,359	2.42	0.50	916,359	0.50
0.60	250,000	1.67	0.60	250,000	0.60
1.00	1,690,000	1.68	1.00	1,690,000	1.00
2.00	1,470,000	1.69	2.00	1,470,000	2.00
3.00	275,000	0.58	3.00	275,000	3.00
3.75	-	-	-	-	-
	11,260,109	1.52	-	11,260,109	0.65

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS

Accrued Liabilities - Included in accrued liabilities at March 31, 2007 is $7,165 in accrued interest related to indebtedness to the Company’s former CEO.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease Commitments - Related Party - On December 9, 2004, we entered into a lease dated November 1, 2004 with Evans Road, LLC (a company owned by our former CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility located in Scottsdale, Arizona. The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rental in the amount of $8,700 plus monthly taxes. In February, 2005, Evans Road, LLC sold the building which was leased to us, and our former CEO, Howard Baer, leased such building back from the buyer under a master lease. Our former CEO continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006. As of April 1, 2006, we entered into an Amended and Restated Sublease with Mr. Baer. During the three months ended March 31, 2007, we paid Mr. Baer approximately $59,000 in rent.

Under the terms of the Amended and Restated Sublease, we are leasing an aggregate of approximately 15,000 square feet.  We are subleasing approximately 6,600 square feet to a third party under a month to month tenancy at a rate of approximately $8,000 per month, plus rental taxes and electricity. We can terminate this sublease upon thirty (30) days written notice to our subtenant. We believe that we may need additional space in the foreseeable future, and that this space would be suitable for an expansion of our production and office facilities.

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease approximately 6 years from now (March 31, 2013). The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We are obligated to pay an additional security deposit of approximately $110,000, following which we will have paid an aggregate security deposit equal to six months base rent. This additional security deposit will is payable in eighteen equal monthly installments of approximately $6,000 (which commenced in August, 2006).  As of March 31, 2007, $50,000 has been paid and $60,000 is owing, which is in accrued liabilities. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing from the former CEO.

The Company has entered into a two year lease commencing September 1, 2006, for a warehousing and bottling facility.  The lease calls for minimum annual rents of approximately $25,000 and $26,000 for each of the twelve month periods ending August 31, 2007 and August 31, 2008, respectively.  Rent expense under this lease for the quarter ended March 31, 2007 was $6,318.

The future minimum lease payments related to the Amended and Restated Sublease and the new 2 year lease, are as follows:

Year Ending Dec. 31,

2007	$202,275
2008	$267,000
2009	$257,000
2010	$263,000
Thereafter	$2,710,000

NOTE 13 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants – 11,260,109 at March 31, 2007 and 15,408,750 at March 31, 2006) are anti-dilutive.

NOTE 14 - SUBSEQUENT EVENTS

The Company repaid $155,000 in advances from a related party in April of 2007.

During February of 2007, our wholly owned subsidiary, HEPI Pharmaceuticals, contracted with an outside research organization to conduct clinical trials,to explore the potential efficacy of ProAlgazyme on the treatment of metabolic syndrome. The Company paid this organization an initial deposit of $45,000 in February of 2007 to begin its work, with subsequent payments due upon completion of certain milestones.  In April of 2007, the first portion of the trials were begun, and a second payment of $45,000 was made to the organization.

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

We have provided a 100% valuation allowance for deferred tax assets, because the ultimate realization of those assets are uncertain.  Utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code.  The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

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

Results of Operations for the three months ended March 31, 2007 and March 31, 2006.

Net Sales.  Net sales for the three months ended March 31, 2007 were $58,560 as compared to $85,403 for the three months ended March 31, 2006.  These sales reflect principally revenues from the ProAlgaZyme product.

We believe that the decrease in our sales was , we believe, due to the absence during the first quarter of 2007 of  national publicity  about our product. We now believe that national publicity about our product had a temporary effect on our first quarter 2006 sales.  We believe that limitations on our ability to promote our products, has contributed to a low level of net sales.  Although our ProAlgaZyme product is available for sale and we are exploring various potential marketing opportunities, as well as advertising the product on a limited basis, we expect only limited sales revenue until at least the last half of 2007.  We believe that our ability to generate sales of the ProAlgaZyme product will depend upon, among other things, further characterization of the product, identification of its method of action and obtaining further evidence of its efficacy, as well as additional advertising.  The testing necessary to further characterizing the product, identifying its method of action and establishing its effectiveness is ongoing.

Until we receive further positive test results regarding ProAlgaZyme’s method of action and efficacy, we may not have meaningful sales revenue.  Even if we receive positive test results, we cannot be sure that they will lead to an increase in our sales revenue, as our ability to promote our product is limited by applicable law.

Cost of Sales.  Cost of Sales was $42,404 for the three months ended March 31, 2007, as compared to $63,483 for the comparable period in 2006.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  The decrease in cost of sales for 2007 is a direct result of our decreased sales volume.

Gross Profit.  Gross Profit was $16,156 for the three months ended March 31, 2007, as compared to $21,920 for the comparable period in 2006.  The decreased gross profit for 2007 is due to the decrease in sales.

Research and Development Expenses.   For the three months ended March 31, 2007, we incurred $80,683 on research and development expenses, as compared to $12,504 for the comparable period in 2006.  These expenses are comprised of costs associated with internal and external research.  The increase in our research and development is due primarily to the initiation and completion of external clinical trials concerning our ProAlgaZyme product.

We have recently engaged several third parties to conduct testing directed toward further characterization of the product and determining its method of action and efficacy.  In May, 2006, we commenced two clinical trials in Cameroon, which were substantially completed in September, 2006.  The total cost of these trials was $144,000, of which $50,000 is still owing.  One trial explored the possible effects of ProAlgaZyme on HIV.  In particular, the trial will explore ProAlgaZyme’s potential to reduce viral loads in patients with HIV.  The second trial explored ProAlgaZyme’s potential effects on C-Reactive Protein (CRP) levels and the inflammation process.  Subject to the availability of sufficient funding, we plan to continue our research and development activities during the balance of 2007.

Historically, we have been funded by our former CEO and through external sources.  We have in the past had difficulty raising substantial funds from external sources; however, we recently raised a limited amount of capital.  Mr. Baer, our former CEO, may not in the future be in a position to make further advances to us. We may not be able to raise the funding that we need to undertake further research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its efficacy will be impeded, thereby hindering our ability to generate sales revenue and impacting negatively our operating results.

Selling and Marketing Expenses. Selling and marketing expenses were $38,935 for the three months ended March 31, 2007, as compared to $51,523 for the comparable period in 2006.  The decrease in 2007 was due to a decrease in the use of outside  consultants who provided outside marketing support for our product.  We intend to direct our in house selling efforts to existing ProAlgaZyme users during 2007.  The consultants will provide us with exposure in the media through the use of radio and television segments.

We are currently engaged in limited advertising and marketing related activities.  We intend to continue to direct selling efforts to existing ProAlgaZyme users.  In addition, we are exploring the establishment of additional distribution channels for ProAlgaZyme.  The limit on our ability thus far to advertise our product (due to the need for additional testing and regulatory constraints) has had and, until we are able to advertise our product based upon the results of clinical trials further demonstrating its efficacy, will continue to have, a material adverse effect on our ability to increase our sales revenue and improve our operating results.  We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase advertising in 2007, subject to the availability of funding, which we currently do not have.

General and Administrative Expenses. General and administrative expense was $537,520 for the three months ended March 31, 2007, as compared to $908,304 for the comparable period in 2006.  The decrease in general and administrative expenses is due primarily to a $400,000 decrease in stock based compensation issued to consultants, and a $90,000 decrease in legal fees, partially offset by an increase in administrative payroll of $70,000, and a $40,000 increase in occupancy costs.

Financing Costs.  We incurred $12,612 and $16,606, in interest expense on indebtedness to our former CEO, for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

The condensed consolidated financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have an immediate and urgent need for additional capital.  For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

We have had limited revenue ($58,560 for the three months ended March 31, 2007) and have incurred significant net losses since inception, including a net loss of $613,512 during the three months ended March 31, 2007 and an aggregate net loss of $14,539,551 since inception.  We expect only limited sales revenue until at least the second half of 2007.  Further, since inception, we have incurred negative cash flow from operations. During the three months ended March 31, 2007, we incurred negative cash flows from operations of $571,672.  As of May 7, 2007, we had a cash balance of approximately $130,000.  We had a working capital deficiency of $516,500 and a stockholders’ deficit of $318,219 as of March 31, 2007.  We are largely dependent upon external sources for funding, including our former CEO, Howard R. Baer.  Mr. Baer may not in the future be in a position to provide us with further advances and, although we recently raised a limited amount of capital, we have in the past had difficulty in raising capital from external sources. These factors raise substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2007 and 2006, our operating activities used $571,672 and $509,712 in cash, respectively.  Our financing activities generated $1,051,588 and $24,622 during the three months ended March 31, 2007 and 2006, respectively.  The approximate $1,000,000 increase in cash generated by our financing activities is primarily attributable to a $1 million increase in proceeds from the sale of common stock and warrants.  We received a short term advance of $155,000 from our former CEO, Mr. Howard R. Baer, in February of 2007.  This was repaid in April of 2007.  In addition, we received gross proceeds from equity sales of $992,000 during the three months ended March 31, 2007.

On February 15, 2005, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with our former CEO, Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”), under which we were indebted to Mr. Baer in the aggregate amount of $847,359.  On March 25, 2005, we, Mr. Baer, and our wholly owned Subsidiary, Health Enhancement Corporation (“HEC”), executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZume product.

As of March 31, 2007, the Note is in the principal amount of $438,231.  The Note bears interest at the rate of 10% per annum.  Commencing thirty (30) days after written demand by Mr. Baer, the principal amount and accrued interest under the Note will be payable in twelve (12) equal monthly installments.  Under the Security Agreements, we, in order to secure our obligations under the Note, granted Mr. Baer a security interest in all our assets that are related to the ProAlgaZyme product.  The principal amount under the Note may be increased from time to time by the amount of any further advances to us by Mr. Baer; however, Mr. Baer is in no way obligated to make further advances to us.

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

We estimate that we will require approximately $1,250,000 in cash over the next twelve months in order to fund our operations.  Based on this cash requirement, we have an immediate need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  Historically, we have had difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources.  In addition to external sources, we have been dependent for our funding on advances from our former CEO, Mr. Howard R. Baer.  We cannot assure you that Mr. Baer will, in the future, be able or willing to advance us additional funds.  Nor can we assure you that we will be able to obtain from external sources the funds that we need to meet our long term requirements.  If we are not able to raise additional funds in the immediate future we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

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

PART II – OTHER INFORMATION

Item 1. Unregistered Sales

During the quarter ended March 31, 2007, the Company issued an aggregate of 15,000 shares of common stock to consultants for services.  In January of 2007, the Company issued 261,000 shares of stock to employees for future services, valued at $229,680.

In March of 2007, the Company issued 311,375 warrants to consultants for finders fees related to the sales of stock during the first quarter.  The warrants have an exercise price of $.50 per share and a term of two years.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: May 15, 2007	By: /s/Thomas D. Ingolia
Thomas D. Ingolia
Chief Executive Officer

Date: May 15, 2007	By: /s/Janet L. Crance
Janet L. Crance
Chief Accounting Officer

	LIST OF EXHIBITS
Exhibit Number	Description
2.1	Agreement and Plan of Reorganization	(1)
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)
3.2	By-laws of the Company	(3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 2.1 to our current Report on Form 8-K, Filed with the Commission on December 9, 2003 and incorporated by this reference.

(2)

Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.

(3)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.