Form 10KSB/A
period 2005-12-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2007-06-15
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB/A

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

8

Item 5.

Market for Common Equity and Related Stockholder Matters

8

Item 6.

Management’s Discussion and Analysis or Plan of Operation

9

Item 7.

Financial Statements

16

Item 8A.

Controls and Procedures.

16

PART III

16

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.  16

Item 10.

Executive Compensation

18

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

19

Item 12.

Certain Relationships and Related Transactions.

20

Item 13:

Exhibits

21

Item 14.

Principal Accountant Fees and Services

23

SIGNATURES

24

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

The above patent application was described as being “for a method of treating or preventing a disease or disorder in a human by ingesting a phyto-percolate derived from mixtures including freshwater algae, in this case being ProAlgaZyme.  There are several aspects of this patent application, including methods of treating immune system deficiency, type I and II diabetes, diseases related to the heart, Cancer, Arthritis, and most other diseases related to a deficient immune system.”We have prepared and filed a PCT application (PCT/US05/13375 filed on April 20, 2005), that claims priority to the April 2004 provisional application concerning the ProAlgaZyme product.  This PCT filing enables eventual patent rights in the ProAlgaZyme product and methods of use in those areas of the world that we believe are appropriate. During 2004, we filed to register certain trademarks with the United States Patent and Trademark Office (USPTO), including the following:

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

Subject to the availability of sufficient funding, we estimate that we will, over the next 12 months expend approximately $250,000 on research and development.  These expenditures will also need to be met from external funding sources.  As disclosed above, we have had difficulty raising funds from external sources, and Mr. Baer is not currently in a position to make further advances to us.  Thus, we may not be able to raise the funding that we need to continue our research and development activities.  In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case, our ability to market ProAlgaZyme with objective clinical support for its characterization, method of action and efficacy, will continue to be impeded, thereby severely hindering our ability to generate sales revenue and adversely affecting our operating results.

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

Item 13:

Exhibits

Exhibits:

Exhibit Number	Title

2.1	Agreement and Plan of Reorganization	(1)

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)

3.2	By-laws of the Company	(3)

10.01	Employment Agreement between Mr. Howard R. Baer and the Company, dated February 10, 2004	(4)

10.02	Amended and Restated Sublease between Howard R. Baer and the Company, dated April 12, 2006

10.04	Promissory Note, dated February 15, 2005, made by the Company i n favor of Howard R. Baer	(5)

10.05	Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(5)

10.06	Patent Security Agreement, dated February 15, 2005, between the Company and Howard R. Baer	(5)

10.07	Joinder Agreement and First Amendment, dated March 25, 2005, between the Company, Health Enhancement Corporation and Howard R. Baer	(5)

10.08	Subscription Agreement, dated June 21, 2004, between William J. Rogers, II and the Company	(5)

10.09	Subscription Agreement, dated July 29, 2005, between William J. Rogers, II and the Company

10.10	Subscription Agreement, dated July 29, 2005, between William J. Rogers, II and the Company

14.1	Code of Ethics	(6)

21	Subsidiaries of the Registrant	(5)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.
Date: June 14, 2007	By: /s/ Thomas Ingolia Thomas Ingolia Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  June 14, 2007

By: /s/ Thomas Ingolia

Thomas Ingolia

Principal Executive Officer

Sole Director

Date:  June 14, 2007

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

$659,938

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2005	December 31, 2004

NET SALES	$95,967	$49,058

COST OF SALES	191,663	75,284

GROSS PROFIT (LOSS)	(95,696)	(26,226)

OPERATING EXPENSES:
Selling	132,087	256,224
General and administrative	2,833,709	2,628,919
Research and development	118,111	192,366
Impairment loss	-	730,000
Write-down of inventories	-	8,966

Total Operating Expenses	3,083,907	3,816,475

LOSS FROM OPERATIONS	(3,179,603)	(3,842,701)

OTHER INCOME (EXPENSE)
Interest expense, related party	(71,102)	0
Interest expense, other	(6,521)	(1,305)
Finance costs paid in stocks and warrants	(2,758,216)	--
Amortization of deferred finance costs	(30,000)	(15,000)
Other	39,747	-
Vendor settlements	48,800	-

Total Other Income (Expense)	(2,777,292)	(16,305)

NET LOSS	$(5,956,895)	$(3,859,006)

NET LOSS PER SHARE –BASIC AND DILUTED	$(.33)	$(0.34)

WEIGHTED AVERAGE
SHARES OUTSTANDING	18,235,896	11,384,663

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD JANUARY 1, 2004 TO DECEMBER 31, 2005

	Common Stock		Additional
			Paid-in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Costs	Total

BALANCE, January 1, 2004	10,388,334	$10,388	$494,494	$(568,914)	$-	$(64,032)
Common stock issued
for trademarks	200,000	200	729,800	-	-	730,000

Common stock issued to related
party for services	150,000	150	809,850	-	-	810,000

Issuance of 50,000
common stock purchase
warrants for services	-	-	260,000	-	-	260,000

Common stock issued for
employee and
consulting services	85,084	85	255,167	-	-	255,252

Common stock issued
for Regulation S raise	198,335	198	126,481	-	-	126,679

Common stock issued
for Private Placement	945,000	945	625,555	-	-	626,500

Common stock issued for
Private Placement fees,
valued at $162,350	95,500	96	(96)	-	-	-

Common stock returned	(1,000)	(1)	(2,999)	-	-	(3,000)

Common stock issued as
Private Placement penalty
shares, valued at $74,182	94,500	94	(94)	-	-	-

Common stock issued for
loan funds received	75,000	$75	44,925	-	(45,000)	-

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD JANUARY 1, 2004 TO DECEMBER 31, 2005[Continued]

	Common Stock		Additional
			Paid-in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Costs	Total

Amortization of
deferred finance costs	-	$-	$-	$-	$15,000	$15,000

Net loss, year ended
December 31, 2004	-	-	-	(3,859,006)	-	(3,859,006)

BALANCE,
December 31, 2004	12,230,753	12,230	3,343,083	(4,427,920)	(30,000)	(1,102,607)

Common stock issued
as Private Placement penalty
shares, valued at $222,549	283,500	284	(284)	-	-	-

Amortization of
deferred finance costs	-	-	-	-	30,000	30,000

Common stock issued
pursuant to
Private Placements	8,025,000	8,025	1,734,475	-	-	1,742,500

Common stock
issued for services	560,000	560	642,690	-	-	643,250

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD JANUARY 1, 2004 TO DECEMBER 31, 2005[Continued]

	Common Stock		Additional
			Paid-in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Costs	Total

Issuance of 1,000,000
common stock purchase
warrants as finder’s fees,
valued at $264,530	-	$-	$-	$-	$-	$-

Issuance of 1,750,000
common stock purchase
warrants for services	-	-	1,271,425	-	(1,039,824)	231,601

Issuance of common stock as
finder’s fee,
valued at $220,000	220,000	220	(220)	-	-	-

Issuance of 220,000
common stock purchase
warrants, as finder’s fees,
valued at $205,826	-	-	-	-	-	-

Common stock issued
to related party
as repayment of debt	5,000,000	5,000	1,495,000	-	-	1,500,000

Common stock issued
to former officer as
payment of accrued salaries	202,060	202	119,013	-	-	119,215

Issuance of 6,250,000
Common stock purchase
warrants to related party
as repayment of debt	-	-	1,796,167	-	-	1,796,167

Issuance of 252,575
Common stock purchase
warrants to former officer as
payment of accrued salaries	-	-	145,635	-	-	145,635

Finders fees incurred
for private placements	-	-	(156,250)			(156,250)

Amortization of
deferred consulting fees					417,298	417,298

Net loss, year ended
December 31, 2005	-	-	-	(5,956,895)	-	(5,956,895)

BALANCE,
December 31, 2005	26,521,313	$26,521	$10,390,734	$(10,384,815)	$(622,526)	$(590,086)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2005	December 31, 2004
Cash Flows from Operating Activities:
Net loss	$(5,956,895)	$(3,859,006)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services rendered	700,745	1,062,252
Warrants granted for services rendered	174,106	260,000
Common stock and warrants issued to former
officers as salaries	244,644	-
Finance costs paid in common stock and
warrants to related party	2,758,216	-
Impairment loss	-	730,000
Depreciation and amortization	1,291	534
Amortization of deferred financing costs	30,000	15,000
Amortization of deferred consulting fees	417,298	-
Changes in assets and liabilities:
(Increase) decrease in inventories	(1,659)	4,661
(Increase) in prepaid expenses	(2,618)	(9,316)
Increase (Decrease) in accounts payable	(246,713)	379,736
Increase in accrued payroll and payroll taxes	163,815	86,914
Increase in accrued liabilities	68,290	49,402
(Decrease) in customer deposits	-	(836)
Net Cash (Used) by Operating Activities	(1,649,480)	(1,280,659)
Cash Flows from Investing Activities:
Capital expenditures	(17,026)	-
Payments for definite-life intangible assets	-	(14,500)
Payments for deposits	-	(8,865)
Net Cash (Used) by Investing Activities	(17,026)	(23,365)

Cash Flows from Financing Activities:
Proceeds from shareholder advances and loans	886,035	683,410
Payment of shareholder advances and loans	(127,489)	(286,341)
Proceeds (Payment) of other borrowings	(150,000)	170,000
Proceeds from sale of common stock and warrants	1,742,500	1,049,295
Payment of fees in connection with sale of common
stock and warrants	(97,750)	(296,117)
Net Cash Provided by Financing Activities	2,253,296	1,320,247

Increase in Cash	586,790	16,223

Cash at Beginning of Period	17,118	895

Cash at End of Period	$603,908	$17,118

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$32,521	$0
Income Taxes	$0	$0

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

The Company issued 75,000 shares of common stock as compensation for loan funds of $150,000.  The shares were valued at $45,000.00, based on the market price as of their issue date of December 22, 2004.

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

▪

Received approximately $886,000 in advances from its CEO, of which approximately $127,000 has been repaid in cash and $500,000 converted into equity;

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

Revenue Recognition – For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101”).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company recognized no such provisions for the twelve months ended December 31, 2005 and December 31, 2004.

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

Stock Based Compensation – The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”.  The provisions of SFAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.  The Company has elected to apply APB 25 in accounting for its stock option incentive plans.  The provisions of SFAS 148 require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed prominently and in a tabular format.  There were no stock option or warrant grants under stock based employee compensation arrangements, and, accordingly, no proforma presentation is necessary.

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

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented.  Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants – 21,761,325 and 495,000 at 12/31/05 and 12/31/04 respectively) are anti-dilutive.

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 4 - INVENTORIES

Inventories at December 31, 2005 consist of the following:

Finished goods	$4,222

The Company recognized a loss of $8,966 relating to the write-down of certain obsolete inventories during the year ended December 31, 2004.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consist of the following:

Furniture and fixtures	$3,521
Equipment	5,128
Leasehold improvements	8,377
17,026

Less accumulated depreciation And amortization	325
$16,701

Depreciation and amortization was $325 for the year ended December 31, 2005.

NOTE 6 – DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at December 31, 2005 consist of the following:

Patent applications pending	$14,500
Less: accumulated amortization	1,498
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

In accordance with SFAS No. 144, an impairment analysis was performed at the end of August, 2004 on the Company’s intangible assets.  The fair value of the intangible assets was determined by calculating the present value of estimated future operating cash flows.  This testing resulted in the determination that the carrying amount of the Company’s intangible assets at June 30, 2004 exceeded its fair value.  Accordingly, the Company recorded impairment charges of $325,000 on its indefinite-life intangible assets in the quarter ended June 30, 2004.  For various reasons, in September of 2004 the Company decided not to further pursue the business to which the intangible assets related.  Upon management’s decision to abandon the project, a further review was performed as of September 30, 2004.  Management determined that the fair value of the intangible assets was impaired.  Accordingly, a further impairment charge of $405,000 was recorded on the Company’s indefinite-life intangible assets in the quarter ended September 30, 2004, reducing the carrying value of the Company’s indefinite-life intangible assets to $0.

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

In connection with the above-mentioned Private Placement, the Company agreed to register for resale by the investors (i) the 945,000 shares of common stock privately issued in the offering and (ii) the 445,000 shares of common stock issued upon the private exercise of the warrants issued in the offering (collectively, the “registrable securities”). If the Company did not cause a registration statement for the registrable securities to become effective under the Securities Act of 1933, as amended, within 120 days of raising $500,000 (that is, on or about October 20, 2004), the Company would be obligated to issue penalty shares in the amount of 5% of the 945,000 shares of common stock issued in the Private Placement (i.e., 47,250 shares) per 30-day period thereafter, up to a maximum of eight 30-day periods.  As of the date of this Report, the required registration statement has not become effective.  As a result, during the year ended December 31, 2004, the Company has issued to the investors in the Private Placement the following:

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

Warrants outstanding and exercisable by price range as of December 31, 2005  were as follows:

	Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.10	16,315,325	2.6	$0.10	16,316,325	$ .10

$0.60	250,000	2.92	0.60	250,000.60
$1.00	2,350,000	2.93	1.00	2,350,000	1.00
$2.00	2,350,000	2.93	2.00	2,350,000	2.00
$3.00	445,000	1.83	3.00	445,000	3.00
$3.75	50,000	1.17	$3.75	50,000	3.75
	21,761,325	2.60		21,761,325.49

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 9 - STOCKHOLDERS’ DEFICIENCY [Continued]

A summary of the status of the Company’s warrants is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding – January 1, 2004	0	$0
Granted (Services)	50,000	3.75
Granted (Private Placement)	445,000	3.00
Outstanding at December 31, 2004	495,000	3.04

Granted – Finder’s Fees	1,220,000.10
Granted (consulting services)	250,000.60
Granted (Services)	1,500,000.10
Granted (Private Placement)	7,093,750.10
Granted (Private Placement)	2,350,000	1.00
Granted (Private Placement)	2,350,000	2.00
Granted (debt conversion) – CEO	6,250,000.15
Granted (in lieu of salary) – Former Officer	252,575.10

Outstanding at December 31, 2005	21,761,325	$.49

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

NOTE 11 - INCOME TAXES

At December 31, 2005, the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $6,550,000, which may be applied against future taxable income, if any, at various dates through 2025.  Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2005, the Company had a deferred tax asset of approximately $2,750,000 representing the benefit of its net operating loss carry-forwards.  The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $1,225,000 and $847,000 in 2005 and 2004, respectively.

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 13 – COMMITMENTS AND CONTINGENCIES [Continued]

The future minimum lease payments related to the original lease (through March 31, 2006) and the Amended and Restated Sublease, are as follows:

2006

$   210,000

2007

$   270,000

2008

$   271,000

2009

$   257,000

2010

$   263,000

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

Consulting Contract – On November 30, 2005, we entered into a consulting agreement with Hamilton Jordan, for a one year term.  Under the agreement, Mr. Jordan will provide general business consulting services, including capital raising, strategic relationships, distributorships, product research and development and new product acquisitions.  In consideration for such services, we issued Mr. Jordan a warrant to purchase 250,000 shares of common stock, at an exercise price of $.60 per share.  Such warrant was valued at $322,401, using the Black-Scholes pricing model, based on the following assumptions:  expected life 3 years; interest rate 3.1%; annual rate of dividends – 0%; and volatility 280.33%.  Such value is being amortized over the term of the agreement.  Amortization expense amounted to $69,086 during 2005.  Further, we agreed, subject to further discussions with Mr. Jordan (including with respect to the determination of specific milestones to be achieved), to issue a warrant to purchase 1 million shares of common stock, at an exercise price of $.60 per share for a term of three years.  Such warrant has not yet been issued, because such further discussions have not yet occurred

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 14 - SUBSEQUENT EVENTS

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

Under the terms of the Amended and Restated Sublease (see Note 13), we are leasing an aggregate of approximately 15,000 square feet, of which we are occupying approximately 8,400 square feet, consisting of approximately 6,710 square feet of office space and 1,700 squarer feet of production space.  We are subleasing the remaining 6,600 square feet to a third party under a month to month tenancy at a rate of approximately $7,000 per month, plus rental taxes and electricity.  This sublet rent income appears on the financial statements under “Other Income”. We can terminate this sublease upon thirty (30) days written notice to our subtenant.  We believe that we may need additional space in the foreseeable future, and that this space would be suitable for an expansion of our production and office facilities.

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