Form 10QSB/A
period 2006-03-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2007-06-15
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB/A

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number:  000-30415

Health Enhancement Products, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7740 East Evans Road, Scottsdale, Arizona  85260

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

FORM 10-QSB/A

HEALTH ENHANCEMENT PRODUCTS, INC.

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

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006

ASSETS
CURRENT ASSETS:
Cash	$113,657
Inventories	10,954
Prepaid Expenses	22,297

Total Current Assets	146,908

PROPERTY AND EQUIPMENT, NET	21,116

OTHER ASSETS:
Definite-life intangible assets, net	12,760
Deposits	8,865

Total Other Assets	21,625

$189,649

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$85,485
Note payable, related party	673,251
Loans payable, Other	20,000
Accrued salaries	195,000
Accrued payroll taxes	14,054
Accrued liabilities	183,904

Total Current Liabilities	1,171,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
32,865,427 issued and outstanding	32,865
Additional paid-in capital	10,705,673
Accumulated deficit	(11,352,548)
Deferred consulting fees	(368,035)

Total Stockholders' Deficit	(982,045)

$189,649

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005

NET SALES	$85,403	$8,299

COST OF SALES	63,483	15,232

GROSS PROFIT (LOSS)	21,920	(6,933)

OPERATING EXPENSES:
Selling	51,523	23,339
General and administrative	908,304	256,998
Research and development	12,504	26,232

Total Operating Expenses	972,331	306,569

LOSS FROM OPERATIONS	(950,411)	(313,502)

OTHER (EXPENSE)
Amortization of deferred finance cost	-	(30,000)
Interest expense, other	(716)	(915)
Interest expense, related party	(16,606)	(11,000)

Total Other (Expense)	(17,322)	(41,915)

NET LOSS	$(967,733)	$(355,417)

BASIC AND DILUTED LOSS
PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	31,293,647	12,294,278

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005

Cash Flows from Operating Activities:
Net Loss	$(967,733)	$(355,417)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services rendered	157,600	-
Amortization of deferred consulting fees	264,191	-
Depreciation and amortization	987	178
Amortization of deferred financing costs	-	30,000
Warrants granted for services rendered	128,708	-
Changes in assets and liabilities:
(Increase) decrease in inventories	(6,732)	1,616
(Increase) decrease in prepaid expenses	(9,057)	5,766
(Decrease) in accounts payable	(74,654)	(99,244)
Increase (decrease) in accrued salaries
and payroll taxes	(48,684)	40,154
Increase (decrease) in accrued liabilities	45,662	(6,341)
Net Cash (Used) by Operating Activities	(509,712)	(383,288)

Cash Flows from Investing Activities:
Capital expenditures	(5,161)	-
Net Cash (Used) by Investing Activities	(5,161)	-

Cash Flows from Financing Activities:
Proceeds from shareholder advances and loans	-	516,385
Payment of shareholder advances and loans	(654)	-
Payments of other borrowings	-	(150,000)
Proceeds from exercise of warrants	25,276	-
Net Cash Provided by Financing Activities	24,622	366,385

Increase (Decrease) in Cash	(490,251)	(16,903)

Cash at Beginning of Period	603,908	17,118

Cash at End of Period	$113,657	$215

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$22,570	$11,915
Income Taxes	$-	$-

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

NOTE 2 – STOCK BASED COMPENSATION

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

NOTE 3 - INVENTORIES

Inventories at March 31, 2006 consists of the following:

Finished goods	$10,954

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 consists of the following:

Furniture and fixtures	$8,682
Equipment	2,329
Leasehold improvements	11,176
22,187

Less accumulated depreciation
And amortization	1,071
$21,116

Depreciation and amortization was $745 for the three months ended March 31, 2006.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at March 31, 2006 consist of the following:

Patent applications pending	$14,500
Less: Accumulated amortization	1,740

$12,760

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

NOTE 6 – NOTE PAYABLE – RELATED PARTY

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock – On January 18, 2006, the Company issued an aggregate of 6,250,000 shares of its common stock, .001 par value (“common stock”), in connection with the exercise by the Company’s CEO of an outstanding warrant to purchase 6,250,000 shares of common stock.  The warrant had an exercise price of $.15 per share.  In connection with the exercise of the warrant, the holder, pursuant to the terms of the warrant, surrendered to the Company 288,462 shares of common stock issuable upon exercise of the warrant, in payment of the aggregate exercise price, based upon a $3.25 per share market price on January 18, 2006.

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ DEFICIT [Continued]

A summary of the status of the Company’s warrants is presented below.

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004

Granted (Services)	50,000	$ 3.75

Granted (Private Placement)	445,000	3.00

Outstanding at March 31, 2005	495,000	$ 3.04

Outstanding at December 31, 2005	21,761,325	$ .49

Exercised first quarter 2006	(6,502,575)	(0.15)

Issued first quarter 2006	150,000	0.25

Outstanding at March 31, 2006	15,408,750	$ 0.63

Warrants outstanding and exercisable by price range as of March 31, 2006 were as follows:

	Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.10	9,813,750	2.30	$0.10	9,813,750	$0.10

$0.25	150,000	3.00	$0.25	150,000	$0.25

$0.60	250,000	2.67	$0.60	250,000	$0.60
$1.00	2,350,000	2.68	$1.00	2,350,000	$1.00
$2.00	2,350,000	2.68	$2.00	2,350,000	$2.00

$3.00	445,000	1.58	$3.00	445,000	$3.00
$3.75	50,000	0.92	$3.75	50,000	$3.75
	15,408,750	2.41		15,408,750	$0.63

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Liabilities – Included in accrued liabilities at March 31, 2006 is $1,557 in accrued interest related to a note payable to the Company’s CEO and $1,478 in accrued rent to the Company’s CEO.

Management Compensation - During the three months ended March 31, 2006, the Company paid $49,500 in management compensation for services rendered by the CEO.  An additional $99,000 is due the CEO for back salary and is included in accrued salaries.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments – Related Party - On December 9, 2004, we entered into a lease dated November 1, 2004 with Evans Road, LLC (a company owned by our CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility located in Scottsdale, Arizona.  The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rental in the amount of $8,700 plus monthly taxes.  In February, 2005, Evans Road, LLC sold the building which was leased to us, and our CEO, Howard Baer, leased such building back from the buyer under a master lease.  Our CEO continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006.  As of April 1, 2006, we entered into an Amended and Restated Sublease with Mr. Baer.  During the quarter ended March 31, 2006, we paid Mr. Baer approximately $34,000 in rent.

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share as the effect of potentially dilutive securities (warrants – 15,408,750 at March 31, 2006) are anti-dilutive.

NOTE 11 - SUBSEQUENT EVENTS

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

Recent Accounting Pronouncements – Share Based Payment

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

Gross Profit (Loss).  Total Gross Profit (Loss) was $21,920 and ($6,933) for the three months ended March 31, 2006 and 2005, respectively.  The negative gross profit for the quarter ended March 31, 2005 was due to limited sales, leading to cost of sales – much of which reflected relatively fixed production expenses for the ProAlgaZyme product - exceeding sales revenues.  For the quarter ended March 31, 2006, the gross profit was due to the increase in our sales volume.

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

Date June 14, 2007

By:  /s/ Thomas D. Ingolia

Thomas D. Ingolia

Chief Executive Officer

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

1