Form 10QSB/A
period 2006-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2007-06-15
CIK 1101026

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

Yes ☐ No ☒

FORM 10-QSB

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I – FINANCIAL INFORMATION

1

Item 1.  Consolidated Financial Statements

1

Item 2. Management’s Discussion and Analysis or Plan of Operation

13

Item 3. Controls and Procedures

18

PART II – OTHER INFORMATION

19

Item 1.  Legal Proceedings

19

Item 2. Unregistered Sales

19

SIGNATURES

21

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2006

ASSETS

CURRENT ASSETS:
Cash	$294,441
Inventories	4,558
Prepaid Expenses	28,447

Total Current Assets	327,446

PROPERTY AND EQUIPMENT, NET	27,996

OTHER ASSETS:
Definite-life intangible Assets, net	12,518
Deposits	119,856

Total Other Assets	132,374

$487,816
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$209,152
Note payable, Related Party	707,351
Loans Payable, Other	20,000
Accrued Salaries	78,237
Accrued Payroll Taxes	15,424
Accrued Liabilities	135,125

Total Current Liabilities	1,165,289

LONG TERM LIABILITIES:
Accrued long term deposits	42,623
1,207,912

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized
34,394,827 issued and outstanding	34,395
Additional Paid-In Capital	11,901,313
Accumulated deficit	(12,540,660)
Deferred consulting fees	(115,144)

Total Stockholders' Deficit	(720,096)

$487,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

NET SALES	$5,031	$93,337	$13,329	$178,740

COST OF SALES	32,409	76,398	47,641	139,882

GROSS PROFIT (LOSS)	(27,378)	16,939	(34,312)	38,858

OPERATING EXPENSES:
Selling	17,090	76,968	40,428	128,491
General and Administrative	290,327	1,011,587	547,325	1,919,893
Research and Development	5,917	118,058	32,150	130,561
Vendor settlements	(48,800)	-	(48,800)	-

Total Operating Expense	264,534	1,206,613	571,103	2,178,945

LOSS FROM OPERATIONS	(291,912)	(1,189,674)	(605,415)	(2,140,087)

OTHER INCOME (EXPENSE)
Other Income – Rent	-	20,763	-	20,763
Amortization of deferred finance costs	-	-	(30,000)	-
Interest Expense	(882)	(2,027)	(1,797)	(2,741)
Interest Expense - Related Party	(24,212)	(17,174)	(35,212)	(33,781)

Total Other Income (Expense)	(25,094)	1,562	(67,009)	(15,759)

NET LOSS	$(317,006)	$(1,188,112)	$(672,424)	$(2,155,846)

BASIC AND DILUTED LOSS
PER SHARE	($0.03)	($0.04)	(0.04)	(0.07)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	12,642,682	33,157,827	18,626,149	32,230,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six	For the six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2006

Cash Flows for Operating Activities:
Net Loss	$(672,424)	$(2,155,846)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	-	559,845
Non-cash - amortization of deferred consulting fees	-	517,082
Non-cash - warrants granted for services rendered	-	181,333
Amortization of intangibles	360	484
Depreciation expense	-	2,668
Amortization of deferred financing costs	30,000	-
Changes in assets and liabilities:	-	-
(Increase) in inventories	(1,051)	(336)
(Increase) decrease in prepaid expenses	57	(15,207)
(Increase) in deposits	-	(110,990)
Increase (decrease) in accounts payable	(372,173)	49,013
Increase (decrease) in payroll and payroll taxes	121,919	(68,077)
Increase in accrued liabilities	65,118	98,006
	-	-
Net Cash (Used) by Operating Activities	(828,194)	(942,025)

Cash Flows from Investing Activities:
Capital expenditures	-	(13,964)

Net Cash (Used) by Investing Activities	-	(13,964)

Cash Flow from Financing Activities:
Proceeds from shareholder advances	829,385	55,000
Payment of shareholder advances	-	(21,554)
Proceeds from other borrowings	1,650	-
Payments of other borrowings	(150,000)	-
Payment of fees in connection with sale of common stock
and warrants	-	(44,900)
Proceeds from sale of common stock and warrants	248,000	657,976
Net Cash Provided by Financing Activities	929,035	646,522

Increase (Decrease) in Cash	100,841	(309,467)

Cash at Beginning of Period	17,118	603,908

Cash at End of Period	$117,959	$294,441

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$41,442
Income Taxes	$-	$-

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

NOTE 3 – INVENTORIES

Inventories at June 30, 2006 consist of the following:

Finished goods	$4,558

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 consists of the following:

Furniture and fixtures	$9,546
Equipment	10,268
Leasehold improvements	11,176
30,990
Less accumulated depreciation
and amortization	2,994
$27,996

Depreciation and amortization was $2,668 for the six months ended June 30, 2006.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at June 30, 2006 consist of the following:

Patent applications pending	$14,500
Less: Accumulated amortization	1,982
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

NOTE 6 - NOTE PAYABLE - RELATED PARTY

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

NOTE 7 - STOCKHOLDERS’ DEFICIT

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

In February, 2006, the Company issued to a former employee 252,576 shares of common stock upon exercise of a warrant. The Company received proceeds of $25,276 from such exercise. During the quarter ended March 31, 2006, the Company issued to consultants, for services rendered, 120,000 shares of common stock, valued at $157,600, and warrants to purchase 150,000 shares of common stock, valued at $128,708, based on the following assumptions:  expected life – 3 years; interest rate – 3.1%; annual rate of dividends – 0%; and volatility 225.13%.

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s warrants is presented below.

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005	21,761,325	$0.49

Exercised first quarter 2006	(6,502,575)	0.10

Issued first quarter 2006	150,000	0.25

Issued second quarter 2006	120,000	0.50

Balance, June 30, 2006	15,528,750	$0.65

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants outstanding and exercisable by price range as of June 30, 2006 were as follows:

		Outstanding		Exercisable
		Warrants		Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual			Average
		Life	Exercise		Exercise
Range of	Number	in Years	Price	Number	Price

$.10	9,813,750	1.9670	.10	9,813,750	$0.10
$0.25	150,000	2.7500	$.25	150,000	$0.25
$0.50	120,000	3.0000	$0.50	120,000	$0.50
$0.60	250,000	2.4167	$0.60	250,000	$0.60
$1.00	2,350,000	2.4312	$1.00	2,350,000	$1.00
$2.00	2,350,000	2.4312	$2.00	2,350,000	$2.00
$3.00	445,000	1.3333	$3.00	445,000	$3.00
$3.75	50,000	0.6667	$3.75	50,000	$3.75
	15,528,750	2.1079		15,528,750	$0.65

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Liabilities - Included in accrued liabilities at June 30, 2006 is $2,231 in accrued interest related to a note payable to the Company’s CEO.

Accrued Salaries – Consists of $78,237 owed to the CEO for unpaid salary.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease payments related to the original lease (through March 31, 2006) and the Amended and Restated Sublease, are as follows:

2006	$210,000
2007	$270,000
2008	$271,000
2009	$257,000
2010	$263,000
Thereafter	$2,683,000

As of June 30, 2006 the amount of deferred rent was immaterial and was not recorded.

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

NOTE 10 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants – 15,528,750 at June 30, 2006) is anti-dilutive.

NOTE 11 – SUBSEQUENT EVENTS

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

By:  /s/Thomas Ingolia

Thomas Ingolia

Chief Executive Officer

Date: June 14, 2007

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

(3)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference

1