Form 10QSB
period 2007-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2007-08-14
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 43,616,307 shares of common stock, $0.001 par value, outstanding at August 9, 2007.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

FORM 10-QSB

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I – FINANCIAL INFORMATION

2

Item 1.  Consolidated Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

17

Item 3. Controls and Procedures

21

PART II – OTHER INFORMATION

22

Item 1. Unregistered Sales

22

Item 6. Exhibits

22

SIGNATURES

23

(Inapplicable items have been omitted)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	our ability to raise the funds we need to continue our operations;

•	our ability to increase our revenues and become profitable;

•	regulation of our product;

•	our ability to expand the production of our product;

•	market acceptance of our product;

•	future testing of our product;

•	the anticipated performance and benefits of our product;

•	our financial condition or results of operations.

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

June 30.  2007

ASSETS
CURRENT ASSETS:
Cash	$51,193
Accounts receivable	18,398
Inventories	19,579
Prepaid Expenses	49,483

Total Current Assets	138,653

PROPERTY AND EQUIPMENT, NET	121,819

OTHER ASSETS:

Definite-life intangible Assets, net	11,552
Deposits	122,014

Total Other Assets	133,566

$394,038
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$424,780
Note payable, Related Party	414,391
Advances from Related Party	3,286
Note Payable, Other	20,000
Current portion, long term debt	5,856
Accrued Payroll and Payroll Taxes	53,773
Accrued Liabilities	149,635

Total Current Liabilities	1,071,722

LONG TERM LIABILITIES:
Notes payable, less current portion	20,019
Deferred rent expense	53,260

Total Long term Liabilities	73,279

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES	1,145,000

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
42,342,311 issued and outstanding	42,342
Additional Paid-In Capital	14,202,740
Accumulated deficit	(14,996,045)

Total Stockholders' Deficit	(750,963)

$394,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months ended	Months ended	Months ended	Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

NET SALES	$93,337	$48,176	$178,740	$106,736

COST OF SALES	76,398	42,398	139,882	84,802

GROSS PROFIT	16,939	5,778	38,858	21,934

OPERATING EXPENSES:
Selling	76,968	31,310	128,491	70,245
General and Administrative	1,011,587	322,867	1,919,893	860,387
Research and Development	118,058	116,582	130,561	197,265

Total Operating Expenses	1,206,613	470,759	2,178,945	1,127,897

LOSS FROM OPERATIONS	(1,189,674)	(464,981)	(2,140,087)	(1,105,963)

OTHER INCOME (EXPENSE):
Other income - rent	20,763	23,840	20,763	47,645
Cancellation of contract			-	18,000
Interest income		1,249		1,249
Interest Expense	(2,027)	(1,363)	(2,741)	(3,086)
Interest Expense - Related Party	(17,174)	(15,240)	(33,781)	(27,852)

Total Other Income (Expense)	1,562	8,486	(15,759)	35,956

NET LOSS	$(1,188,112)	$(456,495)	$(2,155,846)	$(1,070,007)

BASIC AND DILUTED LOSS
PER SHARE	($0.04)	($0.01)	($0.07)	($0.03)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	33,157,827	42,342,252	32,230,885	41,263,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2007

Cash Flows for Operating Activities:
Net Loss	$(2,155,846)	$(1,070,007)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	559,845	17,300
Stock issued to employees for services	-	229,680
Warrants granted for services rendered	181,333	20,000
Non-cash - amortization of deferred consulting fees	517,082	-
Non-cash - reversal of contract	-	(18,000)
Amortization of intangibles	484	483
Depreciation expense	2,668	13,719
Increase in deferred rent	-	19,852
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	(5,668)
(Increase) decrease in inventories	(336)	11,180
(Increase) decrease in prepaid expenses	(15,207)	(46,661)
(Increase) decrease in deposits	(110,990)	(6,089)
Increase (decrease) in accounts payable	49,013	(75,767)
Increase (decrease) in payroll and payroll taxes	(68,077)	38,774
Increase (decrease) in accrued liabilities	98,006	45,008
Net Cash (Used) by Operating Activities	(942,025)	(826,196)

Cash Flows from Investing Activities:
Capital expenditures	(13,964)	(3,702)
Net Cash (Used) by Investing Activities	(13,964)	(3,702)

Cash Flow from Financing Activities:
Proceeds from shareholder advances	55,000	180,500
Payment of shareholder advances	(21,554)	(209,000)
Payments of other borrowings	-	(2,733)
Payment of fees in connection with sale of common stock
and warrants	(44,900)	(89,400)
Proceeds from sale of common stock and warrants	657,976	992,000
Net Cash Provided by Financing Activities	646,522	871,367

Increase (Decrease) in Cash	(309,467)	41,469

Cash at Beginning of Period	603,908	9,724

Cash at End of Period	$294,441	$51,193

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$41,442	$30,939
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six months ended June 30, 2007

The Company accrued cash finder’s fees of $4,500, and recorded the issuance of warrants to purchase 311,175 shares of common stock as finder’s fees.  These warrants were valued at $187,959 using the Black-Scholes pricing model.

The Company recorded the issuance of a promissory note receivable for $96,000 upon the exercise of warrants to purchase 240,000 shares of stock at $.40 per share.  This note was paid in full April 2, 2007.

Six months ended June 30, 2006:

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

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007, or any other period.

In  February, 2007, we established HEPI Pharmaceuticals, Inc. as a wholly owned subsidiary of HEPI (“HEPI Pharma”).  The purpose of the pharmaceutical subsidiary is to develop potential pharmaceutical applications for HEPI’s primary product, ProAlgaZyme (PAZ). In connection with the formation of HEPI Pharma, we entered into a Pharmaceutical Development Agreement with our new subsidiary. Under the Development Agreement, we granted the subsidiary the right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, we became the sole stockholder of the subsidiary and are entitled to certain payments based on the attainment of specified development milestones and sales revenues.

The Company incurred net losses of $1,070,007 and $2,155,846 for the six months ended June 30, 2007 and 2006, respectively.  In addition, the Company had a working capital deficiency of $933,069 and a stockholders’ deficit of $750,962 at June 30, 2007.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital.  From February through March, 2007, the Company raised approximately $1 million in net proceeds from the private sale of its common stock and warrants.  In July of 2007 the Company raised $900,000 through the issuance of convertible debentures and exercise of warrants as described in Note 13, “Subsequent Events”.  There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

NOTE 2- STOCK BASED COMPENSATION

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

NOTE 3 – INVENTORIES

Inventories at June 30, 2007 consist of the following:

Raw materials	$5,606
Work in process	9,732
Finished goods	4,241

$19,579

 NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 consists of the following:

Furniture and fixtures	$49,466
Equipment	54,721
Leasehold improvements	40,175
144,362
Less accumulated depreciation
and amortization	22,543
$121,819

Depreciation and amortization was $13,719 for the six months ended June 30, 2007, and $2,668 for the six months ended June 30, 2006.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at June 30, 2007 consist of the following:

Patent applications pending	$14,500
Less: Accumulated amortization	2,948
$11,552

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the six months ended June 30, 2007 and 2006 was $242 and $242, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

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

During the six months ended June 30, 2007, the Company paid the note holder $31,786 in principal and $13,271 in accrued interest.  Interest expense was $21,927 and $38,700 for the six months ended June 30, 2007 and 2006, respectively.  This note was paid in full in July of 2007.

NOTE 7 – ADVANCES FROM RELATED PARTY

Advances from related party bear interest at 10% per annum, payable on demand.  During the six months ended June 30, 2007, the Company received advances of $180,500 and repaid $177,214 in principal.  Interest in the amount of $1,487 was accrued at June 30, 2007.

NOTE 8 – LONG TERM DEBT:

Long term debt at June 30, 1007 consists of the following:

Installment notes, bearing interest at 8.8% and 9.5%
per annum and due November 2010 and March 2011.
The loans are secured by certain of the Company’s
equipment	$25,875

Less current portion	5,856

$20,019

Maturities of the long-term debt are as follows:

June 30:
2008	$5,856
2009	6,417
2010	7,032
2011	5,098
2012	1,472

$25,875

NOTE 9 - STOCKHOLDERS’ DEFICIT

On February 15, 2007, the Company’s board of directors declared a distribution in the form of shares of the common stock of its new wholly-owned subsidiary, HEPI Pharmaceuticals, to all shareholders of record as of March 15, 2007. Each shareholder of record on the record date will receive 1 share of the new pharmaceutical company for every 10 shares of common stock of HEPI they own on the record date. The shares of the pharmaceutical subsidiary will be distributed promptly following compliance with applicable laws, including the Company delivering an information statement to its stockholders pursuant to the requirements of the Securities Exchange Act of 1934 ("Exchange Act") and the effectiveness of the pharmaceutical subsidiary's registration under the Exchange Act. The number of shares to be distributed will at the time of distribution represent 10% of the total outstanding shares of the new company. It is anticipated that the remaining 90% of the equity of the subsidiary will be owned by the Company.

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

During the quarter ended June 30, 2007 the Company issued to a consultant for services rendered, 5,000 shares of common stock, valued at $3,750.  The Company issued 50,000 warrants for Board of Director’s fees, valued at $20,000 using the Black Scholes option-pricing model with the following assumptions:  expected volatility 150.3%; expected dividends 0%; expected term 2 years; and risk free rate 5.0%

A summary of the status of the Company’s warrants is presented below.

	June 30, 2007		June 30, 2006
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of period	13,538,734	0.75	21,761,325	0.49

Issued	361,375	0.50	150,000	0.25

Exercised	(2,540,000)	0.30	(6,502,575)	0.15

Expired	(50,000)	3.75	-	-

Outstanding, end of period	11,310,109	0.83	15,408,750	0.63

Warrants outstanding and exercisable by price range as of June 30, 2007 were as follows:

	Outstanding Warrants			Exercisable Warrants

		Average
		Weighted
		Remaining			Weighted
		Contractual			Average
		Life	Exercise		Exercise
Range of	Number	in Years	Price	Number	Price

0.10	6,508,750	1.08	0.10	6,383,750	0.10
0.25	150,000	1.75	0.25	150,000	0.25
0.50	966,359	2.16	0.50	916,359	0.50
0.60	250,000	1.42	0.60	250,000	0.60
1.00	1,690,000	1.43	1.00	1,690,000	1.00
2.00	1,470,000	1.44	2.00	1,470,000	2.00
3.00	275,000	0.33	3.00	275,000	3.00

	11,310,109	1.27		11,135,109	0.65

NOTE 10 - RELATED PARTY TRANSACTIONS

Accrued Liabilities - Included in accrued liabilities at June 30, 2007 is $14,577 in accrued interest related to indebtedness to the Company’s former CEO.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Commitments - Related Party - On December 9, 2004, we entered into a lease dated November 1, 2004 with Evans Road, LLC (a company owned by our former CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility located in Scottsdale, Arizona. The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rental in the amount of $8,700 plus monthly taxes. In February, 2005, Evans Road, LLC sold the building which was leased to us, and our former CEO, Howard Baer, leased such building back from the buyer under a master lease. Our former CEO continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006. As of April 1, 2006, we entered into an Amended and Restated Sublease with Mr. Baer. During the six months ended June 30, 2007, we paid Mr. Baer approximately $94,000 in rent, and $23,000 was accrued and unpaid at June 30, 2007.

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

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease approximately 6 years from now (March 31, 2013). The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We agreed to pay an additional security deposit of approximately $110,000, following which we will have paid an aggregate security deposit equal to six months base rent. This additional security deposit is payable in eighteen equal monthly installments of approximately $6,000 (which commenced in August, 2006).  As of June 30, 2007, of the $110,000 in additional security, $67,400 has been paid and $42,600 is owing, which is in accrued liabilities. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing from the former CEO.

The Company has entered into a two year lease commencing September 1, 2006, for a warehousing and bottling facility.  The lease calls for minimum annual rents of approximately $25,000 and $26,000 for each of the twelve month periods ending August 31, 2007 and August 31, 2008, respectively.  Rent expense under this lease for the six months ended June 30, 2007 was $12,636.

The future minimum lease payments related to the Amended and Restated Sublease and the new 2 year lease, are as follows:

Year Ending December 31,
2007	$134,901
2008	276,000
2009	282,000
2010	289,000
Thereafter	2,711,000

NOTE 12 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants – 11,310,109 at June 30, 2007 and 15,408,750 at June 30, 2006) are anti-dilutive.

NOTE 13 - SUBSEQUENT EVENTS

The Company repaid $3,286 in advances from a related party in April of 2007.

In July and August 2007, the Company raised an aggregate of $900,000, $775,000 of which was received from the sale of 1% convertible notes in the aggregate principal amount of $775,000 (“Notes”) and warrants to purchase 1,550,000 shares of common stock, at an exercise price of $.50 per share for a term of three years (“Warrants”), and $125,000 of which was received in connection with the exercise of an outstanding warrant to purchase 1,250,000 shares of common stock at an exercise price of $.10 per share.

The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate equal to the lesser of (i) $.50 per share and (ii) the Market Price (as defined) (but not less than $.25 per share).  Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at the Market Price (as defined), but not less than $.25 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended,  at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate equal to the lesser of (i) $.50 per share and (ii) the Market Price (but not less than $.25 per share).

The Company will record a combined debt discount to reflect the beneficial conversion feature of the convertible debt and the value of the warrants.  The beneficial conversion feature of the convertible debt amounted to $0 pursuant to Emerging Issues Task Force (“ETIF”) 00-27:  Application of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” To Certain Convertible Instruments.  In accordance with EITF 00-27, the fair value of the warrants was calculated and will be recorded as a reduction to the carrying amount of the convertible debt and as addition to paid-in capital.   The Company will amortize the discount over the term of the debt.

In July of 2007,  the Company paid its former CEO $442,661 in full payment of principal and interest owing to the CEO, including pursuant to that certain secured promissory note dated on or about February 15, 2005 as required by the terms of the convertible note offering discussed above.  The Company’s obligations under this promissory note were secured by all the Company’s assets.  Following the payment of this debt, the liens on the Company’s assets related to such debt were released.

In July of 2007,  the Company engaged  a consultant to advise it  in connection with certain business, financial and research matters.  In addition to hourly cash compensation, the Company is obligated to issue to the Consultant warrants to purchase 500,000 shares of stock, vesting as follows:

i.

200,000 warrants vest on July 9, 2007.

ii.

100,000 warrants vest on the earlier of 60 days after signing the Agreement or closing on $0.5M of funds from investor(s) first introduced by Consultant, under terms acceptable to the Company.

iii.

200,000 warrants vest on the earlier of 120 days after signing of the Agreement or closing on $3M of funds from investor(s) first introduced by Consultant, under terms acceptable to the Company.

In addition, if the Company receives capital from investors introduced to the Company by the consultant, the consultant shall be entitled to the following compensation:

i.

5% of the funds raised.

ii.

That number of warrants to purchase Company common stock equal to 5% of the number of shares sold to the investor(s) first introduced by Consultant.  The warrants will have a 5 year term, and have an exercise price equal to 50% of the average closing price of the common stock for the ten trading days preceding the date funds are received.

In July of 2007, as compensation for services rendered, including with respect to the convertible note financing discussed elsewhere herein, the Company re-priced outstanding warrants to purchase 300,000 shares of common stock from an exercise price of $2.00 per share to an exercise price of $.50 per share.  The Company will record compensation expense and finance costs in connection with this re-pricing.

In July of 2007,  in consideration of introducing investors to the Company, the Company extended the term of a previously issued warrant, due to expire August 18, 2007.  The new term expires August 18, 2010.   The Company will record additional finders’ fees in connection with this warrant extension.

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

We have provided a 100% valuation allowance for deferred tax assets, because the ultimate realization of those assets is uncertain.  Utilization of net operating loss carry-forwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code.  The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

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

Results of Operations for the three months and six months ended June 30, 2007 and June 30, 2006.

Net Sales.  Net sales for the three and six months ended June 30, 2007 were $48,176 and $106,736 as compared to $93,337 and $178,740 for the three and six months ended June 30, 2006.  These sales reflect revenues from our ProAlgaZyme product.

We believe that the decrease in our sales was due to the absence during the first half of 2007 of national publicity about our product. We now believe that national publicity about our product had a temporary effect on our sales for the first half of 2006.  We believe that regulatory limitations on our ability to promote our product, has contributed to a low level of net sales.  Although our ProAlgaZyme product is available for sale and we are exploring various potential marketing opportunities, as well as advertising the product on a limited basis, we expect only limited sales revenue for the foreseeable future.  We believe that our ability to generate sales of the ProAlgaZyme product will depend upon, among other things, further characterization of the product, identification of its method of action and obtaining further evidence of its efficacy, as well as additional advertising.  The testing necessary to further characterizing the product, identifying its method of action and establishing its effectiveness is ongoing.

Until we receive further positive test results regarding ProAlgaZyme’s method of action and efficacy, we may not have meaningful sales revenue.  Even if we receive positive test results, we cannot be sure that they will lead to an increase in our sales revenue, as our ability to promote our product is limited by applicable law.

Cost of Sales.  Cost of Sales was $42,398 and $84,802 for the three and six months ended June 30, 2007, as compared to $76,398 and $139,882 for the comparable period in 2006.  Cost of Sales represents primarily costs related to raw materials, labor and operation of the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  The decrease in cost of sales for 2007 is a direct result of our decreased sales volume.

Gross Profit.  Gross Profit was $5,778 and $21,934 for the three and six months ended June 30, 2007, as compared to $16,939 and $38,858 for the comparable period in 2006.  The decreased gross profit for 2007 is due to the decrease in sales.

Research and Development Expenses.   For the three and six months ended June 30, 2007, we incurred $116,582 and $197,265 on research and development expenses, as compared to $118,058 and $130,561 for the comparable period in 2006.  These expenses are comprised of costs associated with internal and external research.  The increase in our research and development for the six months ended June 30, 2007 is due primarily to the initiation and completion of external clinical trials concerning our ProAlgaZyme product.

We have engaged several third parties to conduct testing directed toward further characterization of the product and determining its method of action and efficacy.  In May, 2006, we commenced two clinical trials in Cameroon, which were substantially completed in September, 2006.  The total cost of these trials was $144,000, of which $50,000 is still owing.  One trial explored the possible effects of ProAlgaZyme on HIV.  In particular, the trial explored ProAlgaZyme’s potential to reduce viral loads in patients with HIV.  The second trial explored ProAlgaZyme’s potential effects on C-Reactive Protein (CRP) levels and the inflammation process.  A third trial was initiated in the first quarter of 2007 in Minnesota to explore ProAlgaZyme’s potential effects on cholesterol levels, CRP levels and the inflammation process.  Subject to the availability of sufficient funding, we plan to continue our research and development activities during the balance of 2007.

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

Selling and Marketing Expenses. Selling and marketing expenses were $31,310 and $70,245 for the three and six months ended June 30, 2007, as compared to $76,968 and $128,491for the comparable period in 2006.  The decrease in 2007 was due to a decrease in the use of outside consultants who provided outside marketing support for our product.  We intend to direct our in house selling efforts to existing ProAlgaZyme users during 2007  The Company recently engaged a sales and marketing consultant at a cost of $6,000 and 5,000 shares of restricted stock per month to advise the Company about the promotion of its ProAlgaZyme product.  We are currently engaged in limited advertising and marketing related activities.  We intend to continue to direct selling efforts to existing ProAlgaZyme users.  In addition, we are exploring the establishment of additional distribution channels for ProAlgaZyme.  The limit on our ability thus far to advertise our product (due to the need for additional testing and regulatory constraints) has had and, until we are able to advertise our product based upon the results of clinical trials further demonstrating its efficacy, will continue to have, a material adverse effect on our ability to increase our sales revenue and improve our operating results.  We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase our advertising, subject to the availability of funding.

General and Administrative Expenses. General and administrative expense was $322,867 and $860,387 for the three and six months ended June 30, 2007, as compared to $1,011,587 and $1,919,893 for the comparable period in 2006.  The decrease in general and administrative expenses for the six months ended June 30, 2007 is due primarily to a $940,000 decrease in stock based compensation issued to consultants, and a $150,000 decrease in legal fees.

Financing Costs.  We incurred $15,240 and $27,852 in interest expense on our indebtedness to our former CEO for the three and six months ended June 30, 2007, compared to $17,174 and $33,781 for the comparable period in 2006.  This note was paid off in July, 2007.

Liquidity and Capital Resources

The condensed consolidated financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  While we raised an aggregate of approximately $900,000 in July, 2007, we anticipate that we will need additional capital by the end of 2007.  For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

We have had limited revenue ($106,736 for the six months ended June 30, 2007) and have incurred significant net losses since inception, including a net loss of $1,070,007 during the six months ended June 30, 2007 and an aggregate net loss of $14,996,045 since inception.  We expect only limited revenue for the foreseeable future.  Further, since inception, we have incurred negative cash flow from operations.  During the six months ended June 30, 2007, we incurred negative cash flows from operations of $826,196.  As of August 3, 2007, we had a cash balance of approximately $275,000.  As of June 30, 2007, we had a working capital deficiency of $933,069 and a stockholders’ deficit of $750,962.  We are largely dependent upon external sources for funding and, although we recently raised $900,000, we have in the past had difficulty raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.

During the three and six months ended June 30, 2007 and 2006, our operating activities used $826,196 and $942,025 in cash, respectively.  Our financing activities generated $871,367 and $646,522 during the six months ended June 30, 2007 and 2006, respectively.  The approximate $225,,000 increase in cash generated by our financing activities is primarily attributable to an increase in proceeds from the sale of common stock and warrants.  We received a short term advance of $155,000 from our former CEO, Mr. Howard R. Baer, in February of 2007.  This was repaid in April of 2007.    During July of 2007, we raised an aggregate of $900,000 , $775,000 of which was raised through the issuance of convertible debentures (in the principal amount of $775,000) and warrants to purchase 1,550,000 shares of common stock, and $125,000 of which was received in connection with the exercise of an outstanding warrant to purchase 1,250,000 shares of common stock at an exercise price of $.10 per share.

On February 15, 2005, we entered into a Promissory Note (“Note”), a Security Agreement and a Patent Security Agreement with our former CEO, Mr. Baer (such documents are collectively hereinafter referred to as the “Loan Documents”), under which we were indebted to Mr. Baer in the aggregate amount of $847,359.  On March 25, 2005, we, Mr. Baer, and our wholly owned Subsidiary, Health Enhancement Corporation (“HEC”), executed and delivered a Joinder Agreement and First Amendment, which had the effect of making HEC a party to the Loan Documents, including as a co-maker of the note.  As a result of entering into the Joinder Agreement and First Amendment, in addition to being a co-maker under the Note, HEC granted Mr. Baer a security interest in all of its assets related to the ProAlgaZume product.  As of June 30, 2007, the Note was in the principal amount of $414,391.  The Note bore interest at the rate of 10% per annum.  As required by the terms of the convertible note offering described above, this note was paid in full on July 26, 2007, and the related liens on our assets have since been released.

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

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: August 13, 2007

By:  /s/Thomas D. Ingolia

Thomas D. Ingolia

Chief Executive Officer

Date: August 13, 2007

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