Form 10QSB
period 2007-09-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2007-11-14
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 43,646,307 shares of common stock, $0.001 par value, outstanding at October 31, 2007.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

FORM 10-QSB

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I – FINANCIAL INFORMATION

3

Item 1.   Consolidated Financial Statements

3

Item 2.   Management’s Discussion and Analysis or Plan of Operation

15

Item 3.   Controls and Procedures

20

PART II – OTHER INFORMATION

20

Item 1.   Unregistered Sales

20

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

September 30.  2007

ASSETS
CURRENT ASSETS:
Cash	$162,375
Accounts receivable	11,739
Inventories	36,157
Prepaid Expenses	35,880
Total Current Assets	246,151

PROPERTY AND EQUIPMENT, NET	115,024

OTHER ASSETS:
Definite-life intangible Assets, net	11,310
Deposits	122,015
Total Other Assets	133,325

$494,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$468,157
Note Payable, Other	20,000
Current portion, long term debt	5,992
Accrued Payroll and Payroll Taxes	29,825
Accrued Liabilities	100,824
Total Current Liabilities	624,798

LONG TERM LIABILITIES:
Notes payable, less current portion	18,080
Convertible Debenture Payable, net of unamortized discount of $283,552	491,448
Deferred rent expense	63,912
Total Long term Liabilities	573,440

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES	1,198,238

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
43,631,311 issued and outstanding	43,631
Additional Paid-In Capital	15,008,907
Deferred Consulting Fees	(67,298)
Accumulated deficit	(15,688,979)
Total Stockholders' Deficit	(703,738)

$494,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	Months ended	Months ended	Months ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

NET SALES	$52,607	$27,939	$231,347	$134,675

COST OF SALES	64,039	11,204	203,921	96,006

GROSS PROFIT (LOSS)	(11,432)	16,735	27,426	38,669

OPERATING EXPENSES:
Selling	51,571	29,772	180,062	100,018
General and Administrative	771,104	604,544	2,690,997	1,464,931
Research and Development	107,338	74,533	237,899	271,798

Total Operating Expenses	930,013	708,849	3,108,958	1,836,747

LOSS FROM OPERATIONS	(941,445)	(692,114)	(3,081,532)	(1,798,078)

OTHER INCOME (EXPENSE):
Other income - rent	23,292	19,047	44,055	66,692
Cancellation of contract	297,000		297,000	18,000
Amortization of Bond Discount	-	(16,680)	-	(16,680)
Interest income	5,805	1,817	5,805	3,067
Interest Expense	(1,901)	(2,098)	(4,642)	(5,184)
Interest Expense - Related Party	(17,306)	(2,907)	(51,087)	(30,759)

Total Other Income (Expense)	306,890	(821)	291,131	35,136

NET LOSS	$(634,555)	$(692,935)	$(2,790,401)	(1,762,942)

BASIC AND DILUTED LOSS
PER SHARE	$(0.02)	$(0.02)	$(0.08)	$(0.04)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	36,161,229	43,262,496	33,528,792	41,938,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2007
Cash Flows for Operating Activities:
Net Loss	$(2,790,401)	$(1,762,942)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	640,845	33,850
Stock issued to employees for services		229,680
Warrants granted for services rendered	211,898	280,464
Non-cash - amortization of deferred consulting fees	586,167
Non-cash - reversal of contract	(297,000)	(18,000)
Services donated by significant stockholder		37,913
Amortization of bond discount		16,680
Amortization of intangibles	725	725
Depreciation expense	5,378	20,515
Increase in deferred rent	24,724	30,503
Changes in assets and liabilities:
Decrease in accounts receivable		991
(Increase) in inventories	(21,607)	(5,398)
(Increase) in prepaid expenses	(13,756)	(33,058)
(Increase) in deposits	(104,184)	-
(Decrease) in long term deposits		(6,089)
Increase (decrease) in accounts payable	83,025	(32,390)
Increase (decrease) in payroll and payroll taxes	(147,829)	14,826
Increase (decrease) in accrued liabilities	117,736	(3,803)
Net Cash (Used) by Operating Activities	(1,704,279)	(1,195,533)

Cash Flows from Investing Activities:
Capital expenditures	(35,097)	(3,702)
Net Cash (Used) by Investing Activities	(35,097)	(3,702)

Cash Flow from Financing Activities:
Proceeds from shareholder advances	55,000	180,500
Payment of shareholder advances	(57,655)	(626,678)
Payments of other borrowings		(4,536)
Payment of fees in connection with sale of common stock
and warrants	(142,150)	(89,400)
Proceeds from issuance of convertible debentures		775,000
Proceeds from sale of common stock and warrants	1,659,976	1,117,000
Net Cash Provided by Financing Activities	1,515,171	1,351,886

Increase (Decrease) in Cash	(224,205)	152,651

Cash at Beginning of Period	603,908	9,724

Cash at End of Period	$379,703	$162,375
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$55,728	$30,939
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine months ended September 30, 2007

The Company issued convertible debentures for $775,000 principal and recorded a discount on the debentures of $300,232.

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

The Company agreed to issue 60,000 common stock purchase warrants with an exercise price of $.50 per share as a finder’s fee.  Such warrants were valued at $19,304 using the Black-Scholes pricing model.

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

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007, or any other period.

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

The Company incurred net losses of $1,762,942 and $2,790,401 for the nine months ended September 30, 2007 and 2006, respectively.  In addition, the Company had a working capital deficiency of $378,647 and a stockholders’ deficit of $703,738 at September 30, 2007.  At October 31, 2007, the Company had had only $35,000 in cash (approximately 30 days of cash based on payment of critical operating expenses, such as payroll, utilities, etc.).  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital.  From February through March, 2007, the Company raised approximately $1 million in net proceeds from the private sale of its common stock and warrants.  In July and August of 2007 the Company raised $900,000 through the issuance of convertible debentures and exercise of warrants.  There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

NOTE 3 – INVENTORIES

Inventories at September 30, 2007 consist of the following:

Raw materials	$16,236
Work in process	10,662
Finished goods	9,259

$36,157

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 consists of the following:

Furniture and fixtures	$ 49,466
Equipment	54,721
Leasehold Improvements	40,175
144,362
Less accumulated depreciation
and amortization	29,338
$115,024

Depreciation and amortization was $20,515 for the nine months ended September 30, 2007, and $5,378 for the nine months ended September 30, 2006.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at September 30, 2007 consist of the following:

Patent applications pending	$14,500
Less: Accumulated amortization	3,192
$11,308

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the nine months ended September 30, 2007 and 2006 was $725 and $725, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

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

During the nine months ended September 30, 2007, the Company paid the note holder $446,177 in principal and $29,272 in accrued interest.  Interest expense was $29,272 and $51,087 for the nine months ended September 30, 2007 and 2006, respectively.  This note was paid in full in July of 2007, and the security interest has been released.

NOTE 7 – ADVANCES FROM RELATED PARTY

Advances from related party bear interest at 10% per annum, payable on demand.  During the nine months ended September 30, 2007, the Company received advances of $180,500 and has repaid this advance in full.   Interest in the amount of $1,487 was accrued at June 30, 2007 and paid in July.

NOTE 8 – LONG TERM DEBT:

Long term debt at September 30, 2007 consists of the following:

Installment notes, bearing interest at 8.8% and 9.5%
per annum and due November 2010 and March 2011.
The loans are secured by certain of the Company’s
Equipment	$24,072

Less current portion	5,992

$18,080

Maturities of the long-term debt are as follows:

September 30:
2008	$5,992
2009	5,965
2010	7,195
2011	4,714
2012	206

$24,072

NOTE 9 – CONVERTIBLE DEBT

In July and August 2007, the Company sold for aggregate consideration of $775,000 1% convertible notes in the aggregate principal amount of $775,000 (“Notes”) and warrants to purchase 1,550,000 shares of common stock, at an exercise price of $.50 per share for a term of three years (“Warrants).  The Company issued warrants to purchase 60,000 shares of common stock at an exercise price of $.50 per share for a term of three years as finder’s fees.  These warrants were valued at $19,304 using the Black-Scholes pricing model with the following assumptions: expected volatility 106.55%; expected dividend 0; expected term 3 years; and risk free rate 3.1%.

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

The Company recorded as a debt discount in the amount of $300,232, to reflect the fair value of the warrants as a reduction to the carrying amount of the convertible debt and an addition to paid in capital pursuant to Emerging Issues Task Force (“EITF”) 00-29: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates”, to certain convertible instruments .  The Company is amortizing the debt discount over the term of the debt.  Amortization of debt discount for the quarter ended September 30, 2007 was $16,680.

NOTE 10 - STOCKHOLDERS’ DEFICIT

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

During the quarter ended March 31, 2007, the Company issued to a consultant, for services rendered, 15,000 shares of common stock, valued at $13,550.  In addition, the Company issued 261,000 shares of common stock valued at $229,680 to employees for services.  From February through March of 2007, the Company privately sold 260,000 shares of common stock and 260,000 warrants (3 year term and $.50 exercise price) for $130,000.  Also during February and March, the Company sold 190,000 shares of common stock in a private placement, received $95,000 in proceeds, and incurred cash finder’s fees of $9,500.  In addition, the Company issued 2,540,000 shares of common stock, and received proceeds of $767,000 upon exercise of outstanding warrants, some of which were re-priced.  The Company incurred cash finder’s fees of $79,900 in connection with the exercise of these warrants.  In addition, the Company issued 311,375 warrants for finder’s fees, valued at $187,959 using the Black Scholes option-pricing model with the following assumptions:  expected volatility 162.07% and 186.59%; expected dividends 0%; expected term 2 years; and risk free rate 3.1%.

During the quarter ended June 30, 2007 the Company issued to a consultant for services rendered, 5,000 shares of common stock, valued at $3,750.  The Company issued 50,000 warrants for Board of Director’s fees, valued at $20,000 using the Black Scholes option-pricing model with the following assumptions:  expected volatility 150.3%; expected dividends 0%; expected term 2 years; and risk free rate 5.0%

During the quarter ended September 30, 2007, the Company issued 24,000 shares of its common stock, valued at $10,800, to a consultant.  In consideration of introducing investors to the Company, the Company extended the term of a previously issued warrant due to expire August 18, 2007.  The new term expires August 18, 2010.  This term extension was valued at $98,199 using the Black Scholes option-pricing model with the following assumptions:  expected volatility 151.92%; expected dividends 0; expected term 3 years and risk free rate 5.0%.  As compensation for services rendered, including with respect to the convertible note financing discussed below, the Company repriced outstanding warrants to purchase 300,000 shares of common stock from an exercise price of $2.00 per share to an exercise price of $.50 per share.  The Company has recorded compensation expense of $19,262 using the Black Scholes option-pricing model with the following assumptions:  expected volatility 249.35%;  expected dividend 0; expected term 3 years; and risk free rate 5.0%.  The Company issued 325,000 warrants to its former CEO  valued at $42,056 using the Black Scholes option-pricing model with the following assumptions:  expected volatility 142%;  expected dividends 0; expected term 3 years and risk free rate 5.0%.

In July, 2007, the Company issued 1,250,000 shares of common stock upon the exercise of warrants for gross proceeds of $125,000.  The Company issued 500,000 warrants to a consultant valued at $168,245 using the Black Scholes pricing model with the following assumptions:  expected volatility 86.17%; expected dividend 0%; expected term 3 years; and risk free rate 5%.  These warrants vest as follows:  200,000 shares on July 9, 2007; 100,000 shares on September 9, 2007 and 200,000 shares on October 9, 2007.  The Company has recorded consulting expense for $100,947 and recorded deferred consulting fees of $67,298.

In September of 2007, the Company recorded the value of consulting services contributed by a significant shareholder, valued at $37,913 to contributed capital.

In conjunction with the issuance of convertible debt, the Company issued warrants to purchase 60,000 shares of common stock at an exercise price of $.50 per share for a term of three years as finder’s fees.  These warrants were valued at $19,304 using the Black-Scholes pricing model with the following assumptions: expected volatility 106.55%;  expected dividend 0; expected term 3 years; and risk free rate 3.1%.

A summary of the status of the Company’s warrants is presented below.

	September 30, 2007		September 30, 2006
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of period	13,538,734	0.75	21,761,325	0.49

Issued	2,796,375	0.50	280,000	0.37

Exercised	(3,790,000)	0.30	(6,602,575)	0.15

Expired	(50,000)	3.75	-	-

Outstanding, end of period	12,495,109	0.82	15,438,750	0.63

Warrants outstanding and exercisable by price range as of September 30, 2007 were as follows:

	Outstanding Warrants			Exercisable Warrants

		Average
		Weighted
		Remaining			Weighted
		Contractual			Average
		Life	Exercise		Exercise
Range of	Number	in Years	Price	Number	Price

0.10	5,258,750	0.89	0.10	5,250,750	0.10
0.25	150,000	1.50	0.25	150,000	0.25
0.50	3,701,359	1.47	0.50	3,701,359	0.50
0.60	250,000	1.17	0.60	250,000	0.60
1.00	1,690,000	1.18	1.00	1,690,000	1.00
2.00	1,170,000	1.19	2.00	1,170,000	2.00
3.00	275,000	0.75	3.00	275,000	3.00

	12,495,109	1.14		12,495,109	0.65

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Commitments - Related Party - On December 9, 2004, we entered into a lease dated November 1, 2004 with Evans Road, LLC (a company owned by our former CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility located in Scottsdale, Arizona. The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rental in the amount of $8,700 plus monthly taxes. In February, 2005, Evans Road, LLC sold the building which was leased to us, and our former CEO, Howard Baer, leased such building back from the buyer under a master lease. Our former CEO continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006. As of April 1, 2006, we entered into an Amended and Restated Sublease with Mr. Baer. During the nine months ended September 30, 2007, we paid Mr. Baer approximately $138,000 in rent, and $40,000 was accrued and unpaid at September 30, 2007.

Under the terms of the Amended and Restated Sublease, we are leasing an aggregate of approximately 15,000 square feet.  We are subleasing approximately 5,000 square feet to a third party under a month to month tenancy at a rate of approximately $6,900 per month, plus rental taxes and electricity. We can terminate this sublease upon thirty (30) days written notice to our subtenant. We believe that we may need additional space in the foreseeable future, and that this space would be suitable for an expansion of our production and office facilities.

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease approximately 6 years from now (March 31, 2013). The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We agreed to pay an additional security deposit of approximately $110,000, following which we will have paid an aggregate security deposit equal to six months base rent. This additional security deposit is payable in eighteen equal monthly installments of approximately $6,000 (which commenced in August, 2006).  As of September 30, 2007, of the $110,000 in additional security, $85,644 has been paid and $24,356 is owing, which is in accrued liabilities. The Company currently owes approximately $20,000 in rent for the month of September and is in arrears.  This arrearage is included in accounts payable.  The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing from the former CEO.

Lease Commitments – Other

The Company has entered into a two year lease commencing September 1, 2006, for a warehousing and bottling facility.  The lease calls for minimum annual rents of approximately $25,000 and $26,000 for each of the twelve month periods ending August 31, 2007 and August 31, 2008, respectively.  Rent expense under this lease for the nine months ended September 30, 2007 was $19,317.

The future minimum lease payments related to the Amended and Restated Sublease and the new 2 year lease, are as follows:

Year Ending December 31,
2007	$59,232
2008	276,000
2009	282,000
2010	289,000
Thereafter	2,711,000

NOTE 12 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt – 1,550,000 shares and warrants – 12,495,109 at September 30, 2007 and 15,408,750 at September 30, 2006) are anti-dilutive.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company recognized consulting fees of $37,913 for services contributed by a significant shareholder.  In connection with the contribution of these services, the Company recorded a capital contribution of $37,913.

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

Results of Operations for the three months and nine months ended September 30, 2007 and September 30, 2006.

Net Sales.  Net sales for the three and nine months ended September 30, 2007 were $27,939 and $134,675 as compared to $52,607 and $231,347 for the three and nine months ended September 30, 2006.  These sales reflect revenues from our ProAlgaZyme product.

We believe that the decrease in our sales was due to the absence during 2007 of national publicity about our product. We now believe that national publicity about our product had a temporary effect on our sales for the first half of 2006.  We believe that regulatory limitations on our ability to promote our product, has contributed to a low level of net sales.  Although our ProAlgaZyme product is available for sale and we are exploring various potential marketing opportunities, as well as advertising the product on a limited basis, we expect only limited sales revenue for the foreseeable future.  We believe that our ability to generate sales of the ProAlgaZyme product will depend upon, among other things, further characterization of the product, identification of its method of action and obtaining further evidence of its efficacy, as well as additional advertising.  The testing necessary to further characterizing the product, identifying its method of action and establishing its effectiveness has largely been suspended as we do not currently have the funds needed to continue such testing..

Unless and until we receive further positive test results regarding ProAlgaZyme’s method of action and efficacy, we may not have meaningful sales revenue.  Even if we receive positive test results, we cannot be sure that they will lead to an increase in our sales revenue, as our ability to promote our product is limited by applicable law.

Cost of Sales.  Cost of Sales was $11,204 and $96,006 for the three and nine months ended September 30, 2007, as compared to $64,039 and $203,921 for the comparable periods in 2006.  Cost of Sales represents primarily costs related to raw materials, labor and operation of the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  The decrease in cost of sales for 2007 is a direct result of our decreased sales volume.

Gross Profit.  Gross Profit was $16,735 and $38,669 for the three and nine months ended September 30, 2007, as compared to $(11,432) and $27,426 for the comparable periods in 2006.  The increased gross profit for 2007 is due to streamlining the bottling process and the automation of the labeling process.

Research and Development Expenses.   For the three and nine months ended September 30, 2007, we incurred $74,533 and $271,798 on research and development expenses, as compared to $107,338 and $237,899 for the comparable period in 2006.  These expenses are comprised of costs associated with internal and external research.  The overall increase in our research and development for the nine months ended September 30, 2007 is due primarily to the initiation and completion of external clinical trials concerning our ProAlgaZyme product.

We have completed several studies directed toward determining the product’s method of action and efficacy.  In May, 2006, we commenced two clinical trials in Cameroon, which were substantially completed in September, 2006.  The total cost of these trials was $144,000, of which $50,000 is still owing.  One trial explored the possible effects of ProAlgaZyme on HIV.  In particular, the trial explored ProAlgaZyme’s potential to reduce viral loads in patients with HIV.  The second trial explored ProAlgaZyme’s potential effects on C-Reactive Protein (CRP) levels and the inflammation process.  A third trial was initiated in the first quarter of 2007 in Minnesota to explore ProAlgaZyme’s potential effects on cholesterol levels, CRP levels and the inflammation process. This trial was suspended due to concerns raised by inconsistent results.  The trial was terminated after review of preliminary data on ten early finishing subjects, due to concerns arising out of the lack of positive response with respect to either cholesterol or C-reactive protein levels, both key prospective markers of the study. The lack of positive response with respect to these key prospective markers, in light of positive results in the Cameroon trials and extensive anecdotal reports, raised concerns about the status of the ProAlgaZyme test agent, including potential problems associated with freezing and thawing. We initiated animal model tests to facilitate its inquiry into whether there was a problem with the ProAlgaZyme batch used in the Minnesota study.  Some of the product used in the MN trial froze during shipment to the laboratory, which raised concerns as to whether the product may have been degraded as a result.   Independent research indicates that, the original clinical product, which had not been frozen, showed the presence of active protein. However, in the same tests, all the returned clinical samples that had been frozen showed signs of loss of active protein.  Further testing is needed, for which we do not currently have funding.  Subject to the availability of sufficient funding, which we do not currently have, we plan to resume our research and development activities as soon as we are able.  We may not be able to raise the funding that we need to undertake further research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme with objective clinical support for its efficacy will be impeded, thereby hindering our ability to generate sales revenue and impacting negatively our operating results.

Selling and Marketing Expenses. Selling and marketing expenses were $29,772 and $100,018 for the three and nine months ended September 30, 2007, as compared to $51,571 and $180,062 for the comparable period in 2006.  The decrease in 2007 was due to a decrease in the use of outside consultants who provided outside marketing support for our product.  We intend to direct our in house selling efforts to existing ProAlgaZyme users during 2007. The Company recently engaged a sales and marketing consultant at a cost of $6,000 per month to advise the Company about the promotion of its ProAlgaZyme product.  We are currently engaged in limited advertising and marketing related activities.  We intend to continue to direct selling efforts to existing ProAlgaZyme users.  In addition, we are exploring the establishment of additional distribution channels for ProAlgaZyme.  The limit on our ability thus far to advertise our product (due to the need for additional testing and regulatory constraints) has had and, until we are able to advertise our product based upon the results of clinical trials further demonstrating its efficacy, will continue to have, a material adverse effect on our ability to increase our sales revenue and improve our operating results.  Subject to the availability of funding, which we do not currently have, we intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase our advertising.

General and Administrative Expenses. General and administrative expense was $604,544 and $1,464,931 for the three and nine months ended September 30, 2007, as compared to $771,104 and $2,690,997 for the comparable period in 2006.  The decrease in general and administrative expenses for the nine months ended September 30, 2007 is due primarily to a $940,000 decrease in stock based compensation issued to consultants, and a $150,000 decrease in legal fees.

Financing Costs.  We incurred $2,907 and $30,759 in interest expense on our indebtedness to our former CEO for the three and nine months ended September 30, 2007, compared to $17,306 and $51,087 for the comparable period in 2006.  This note was paid off in July, 2007.

Liquidity and Capital Resources

The condensed consolidated financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  While we raised an aggregate of approximately $900,000 in July and August, 2007, we currently have an immediate and urgent need for additional capital.  As noted below, at October 31, 2007, we had only $35,000 in cash (approximately 30 days of cash based on payment of critical operating expenses, such as payroll, utilities, etc.)  For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

We have had limited revenue ($134,675 for the nine months ended September 30, 2007) and have incurred significant net losses since inception, including a net loss of $1,762,942 during the nine months ended September 30, 2007 and an aggregate net loss of $15,688,979 since inception.  We expect only limited revenue for the foreseeable future.  Further, since inception, we have incurred negative cash flow from operations.  During the nine months ended September 30, 2007, we incurred negative cash flows from operations of $1,195,533.  As of October 31, 2007, we had a cash balance of approximately $35,000.  As of September 30, 2007, we had a working capital deficiency of $378,646 and a stockholders’ deficit of $703,738.  We are largely dependent upon external sources for funding and, although we recently raised $900,000, we have in the past had difficulty raising capital from external sources.  If we are unable to raise additional funds within the next thirty days, it is highly unlikely we will be able to continue as a going concern.  These factors raise substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 2007 and 2006, our operating activities used $1,195,533 and $1,704,279 in cash, respectively.  The decrease in cash used in our operating activities during the nine months ended September 30, 2007 was due largely to a decrease in executive compensation of approximately $155,000, a decrease in stock based compensation of approximately $140,000, and a decrease in legal fees of approximately $200,000.  Our financing activities generated $1,351,886 and $1,515,171 during the nine months ended September 30, 2007 and 2006, respectively.  The approximate $150,000 decrease in cash generated by our financing activities is primarily attributable to an increase in proceeds from the sale of securities, offset by net repayments to our former CEO.  We received a short term advance of $155,000 from our former CEO, Mr. Howard R. Baer, in February of 2007.  This was repaid in April of 2007.    During July and August of 2007, we raised an aggregate of $900,000, $775,000 of which was raised through the issuance of convertible debentures (in the principal amount of $775,000) and warrants to purchase 1,550,000 shares of common stock, and $125,000 of which was received in connection with the exercise of an outstanding warrant to purchase 1,250,000 shares of common stock at an exercise price of $.10 per share.

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

We estimate that we will require approximately $1,000,000 in cash over the next twelve months in order to fund our operations.  Based on this cash requirement, we have an immediate and urgent need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  Historically, we have had difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources.  As noted above, if we are unable to raise additional funds within the next thirty days, it is highly unlikely we will be able to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

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

Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the chief administrative officer (who functions effectively as a chief executive officer) and the chief accounting officer (the chief administrative officer is also the chief accounting officer), carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(3) and 15-d-15(3)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the chief administrative officer and the chief accounting officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting, known to the chief administrative officer or the chief accounting officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Unregistered Sales

On September 30, 2007, the Company issued 24,000 shares of its common stock, valued at $10,800, to a consultant..

On September 9, 2007, the Company issued warrants to purchase 325,000 shares of its common stock at an exercise price of $.50 per share for a term of three years to its former CEO for services rendered to the Company.  These warrants were valued at $42,056 using the Black Scholes option-pricing model with the following assumptions:  expected volatility 142%; expected dividends 0; expected term 3 years and risk free rate 5.0%.

In July, 2007, the Company issued 1,250,000 shares of common stock upon the exercise of warrants for gross proceeds of $125,000.

In July and August 2007, the Company sold for aggregate consideration of $775,000 1% convertible notes in the aggregate principal amount of $775,000 (“Notes”) and warrants to purchase 1,550,000 shares of common stock, at an exercise price of $.50 per share for a term of three years (“Warrants).   In connection with this transaction, the Company agreed to issue, as a finders’ fee in connection with the convertible notes, warrants to purchase 60,000 shares, at an exercise price of $.50 per share, for a term of three years.  The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate equal to the lesser of (i) $.50 per share and (ii) the Market Price (as defined) (but not less than $.25 per share).  Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at the Market Price (as defined), but not less than $.25 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended,  at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate equal to the lesser of (i) $.50 per share and (ii) the Market Price (but not less than $.25 per share).

On July 9, 2007, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $.50 per share for a term of three years to a consultant for services to be rendered.  These warrants were valued at $168,245 using the Black Scholes pricing model with the following assumptions:  expected volatility 86.17%; expected dividend 0%; expected term 3 years; and risk free rate 5%.  These warrants vest as follows:  200,000 shares on July 9, 2007; 100,000 shares on September 9, 2007 and 200,000 shares on October 9, 2007.  The Company has recorded consulting expense for $100,947 and recorded deferred consulting fees of $67,298.

The Company believes that the foregoing transactions were exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (“the Act”) or Section 4(2) under the Act, based on the following facts: there was no general solicitation, there was a limited number of purchasers, all of whom were “accredited investors” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and all of whom were sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization	(1)
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)
3.2 4.1 4.2 4.3 10.1	By-laws of the Company Form of Convertible Note Subscription Agreement (dated July/August 2007) Form of Convertible Note (dated July/August 2007) Form of Warrant (Convertible Note offering) Consulting Agreement with Dr. Robert Cohen dated July 9 2007	(3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: November 14, 2007

By:  /s/Janet L. Crance

Janet L. Crance

Chief Executive Officer

Date: November 14, 2007

By:  /s/Janet L. Crance

Janet L. Crance

Chief Accounting Officer

	LIST OF EXHIBITS
Exhibit Number	Description
2.1	Agreement and Plan of Reorganization	(1)
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)
3.2 4.1 4.2 4.3 10.1	By-laws of the Company Form of Convertible Note Subscription Agreement (dated July/August 2007) Form of Convertible Note (dated July/August 2007) Form of Warrant (Convertible Note offering) Consulting Agreement with Dr. Robert Cohen dated July 9, 2007	(3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 2.1 to our current Report on Form 8-K, Filed with the Commission on December 9, 2003 and incorporated by this reference.

(2)

Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.

(3)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.