Form 10KSB
period 2007-12-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2008-04-02
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

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

Yes ☒  No ☐

Check if no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

The aggregate market value of the issuer’s voting and non-voting common equity stock held as of March 31, 2008 by non-affiliates of the issuer was $11,357,879 based on the closing price of the registrant’s common stock on such date.

As of March 31, 2008, there were 49,111,841 shares of $.001 par value common stock issued and outstanding.

The issuer’s revenue for its most recent fiscal year was: $161,340.

FORM 10-KSB

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I

2

Item 1.

Description of Business

2

Item 2.

Description of Property

6

Item 3.

Legal Proceedings

6

Item 4.

Submission of Matters to a Vote of Security Holders

6

PART II

7

Item 5.

Market for Common Equity and Related Stockholder Matters and

Small Business Issuer Purchases of Equity Securities

7

Item 6.

Management’s Discussion and Analysis or Plan of Operation

8

Item 7.

Financial Statements

12

Item 8A.

Controls and Procedures.

12

PART III

13

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance With Section 16(a) of the Exchange Act.

13

Item 10.

Executive Compensation

14

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  15

Item 12.

Certain Relationships and Related Transactions, and Director Independence and Related Stockholder Matters.  17

Item 13.

Exhibits

17

Item 14.

Principal Accountant Fees and Services

18

SIGNATURES

19

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

PART I

Item 1.

Description of Business

Business Development

We were incorporated under the laws of the State of Nevada on March 28, 1983, under the name of “L. Peck Enterprises, Inc.”, with authorized common stock of 2,500 shares, with no par value.  On May 27, 1999, our authorized capital stock was increased to 100,000,000 shares, with a par value of $.001, in connection with a name change to “Western Glory Hole, Inc.” (“WGH”).  On May 27, 1999, we also completed a forward common stock split of 225 shares for each outstanding share.

From 1990 until October 2003, we had no business operations; we were in the development stage and were seeking profitable business opportunities.

On October 30, 2003, we and Health Enhancement Corporation (“HEC”) entered into an Agreement and Plan of Reorganization under which we acquired HEC.  Under this Agreement, we acquired 100% of the outstanding shares of HEC in exchange for 9,000,000 of our post-split shares, making HEC our wholly-owned Subsidiaries.  In connection with this transaction, we changed our name to Health Enhancement Products, Inc. (“HEPI”).  We currently operate through our wholly-owned Subsidiaries, HEC.

We acquired HEC because it had the material necessary for the production of ProAlgaZyme®.  We have since established a manufacturing plant, which consists of a laboratory and production facility, and hired production and research staff.  We currently market our product via the Internet and some limited exposure in local organic grocery stores.  In December of 2007 we contracted with a national broker to rebrand and remarket our product nationally.  We anticipate additional revenue in the third quarter of 2008 due to this marketing effort.  We believe that additional future revenue from sales of ProAlgaZyme® will depend upon the results of testing regarding, among other things, the product’s composition and method of action.  Accordingly, we intend to focus our resources on testing directed toward determining the exact composition of the product and the method of action and effectiveness of the substances comprising the product.

In January 2007, we established HEPI Pharmaceuticals, Inc. as a wholly owned Subsidiaries of HEPI (“HEPI Pharma”).  The purpose of HEPI Pharma is to develop potential pharmaceutical applications for HEPI’s primary product, ProAlgaZyme® (PAZ). In connection with the formation of HEPI Pharma, we entered into a Pharmaceutical Development Agreement with HEPI Pharma. Under the Development Agreement, we granted HEPI Pharma the right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, we became the sole stockholder of HEPI Pharma and are entitled to certain payments based on the attainment of specified development milestones and sales revenues.

Principal Product

We were founded on, and remain committed to, the principle of producing only products derived from natural ingredients.  At present, our sole product is the enzyme-based, all natural dietary supplement known as ProAlgaZyme®.

ProAlgaZyme® is a naturally-generated liquid product derived from a natural plant culture grown in purified water with proprietary feeding.  This liquid product, based on recently completed clinical trials, appears to support a compromised immune system and help regulate cholesterol levels and reduce C-reactive protein levels, thereby potentially aiding the defense of the body against introduced or naturally-occurring harmful substances and against cardiovascular problems.

Marketing and Sales

To date, we have not generated the revenues required to make HEPI profitable.  We have attempted to implement a marketing plan for ProAlgaZyme®, but our progress has been impeded by the need for further information regarding the composition, method of action and effectiveness of the product.  In order to aid us in determining what product-related claims are supportable and the specific markets to which ProAlgaZyme® should be marketed, our marketing focus has been on seeking to determine the effectiveness of the ProAlgaZyme® product (using both internal studies and external, independent studies).  We have completed two external studies on laboratory animals, and the results of these studies suggest that ProAlgaZyme® is non-toxic to animals and reduces edema (swelling) in animals.  A laboratory test has also indicated the presence in ProAlgaZyme® of a substance associated with appetite suppression.  External clinical trials recently completed suggest that ProAlgaZyme® has the potential to reduce viral loads in HIV positive patients, reduce total cholesterol levels and C Reactive Protein levels.

We are currently in the process of pursuing additional external clinical trials that should provide us with further evidence of the potential of our product, and thus facilitate our sales and marketing related activities.  In addition, we have contracted with a marketing consultant to expand our exposure in the alternative health markets. This consultant has presented marketing plans to management during the first quarter of 2008.

Competition

The dietary supplement industry is highly competitive, particularly in the area of undifferentiated products such as general-purpose multi-vitamins.  The industry is also marked by the presence of often-unsubstantiated claims of product efficacy, by substantial discounting for the “standard” commodity-type products, such as multi-vitamins, and by relatively-expensive products with distinct and supportable claims to improved health or effective testimonials.  It is not our intention to compete in the undifferentiated market.  We believe that ProAlgaZyme® is a product that is readily differentiated, and we intend to emphasize these differences in connection with our marketing of the product.

The ProAlgaZyme® product is differentiated from other “algae-based” products in the nutraceutical market, in that:

•

ProAlgaZyme® is not comprised of microbes or algae itself; that is, the source material that generates the beneficial liquid product is not processed or marketed in any way, either as a nutrient or as a food;

•

the liquid product that is generated by ProAlgaZyme’s source material is produced and marketed without additives, preservatives, or change.  As such, it is a truly “natural” product, and does not undergo change in its nature or effectiveness as it is prepared for consumption; and

•

the product has been subjected to internal laboratory testing and to external studies on animals and humans, with results that we believe support the product’s potential effectiveness.

Other companies that we are aware of that sell algae-based products for human consumption include Cell Tech, which claims to sell a product derived from blue-green algae; and Cyanotech, a company selling a product purported to be derived from the cell wall of red algae.

Raw Materials

We own the microbial mixture, including algae, from which ProAlgaZyme® is derived, and these source materials are held in growing environments at our facility.  Other raw materials used in the proprietary production process for ProAlgaZyme® are readily available commercially, and we do not believe that there is any risk of interruption or shortage of supply of these materials.

We have also assessed our ability to respond to any substantial increase in demand for our ProAlgaZyme® product.  In the case of ProAlgaZyme®, we believe that we would be able to expand our production capacity to accommodate potential sales growth, with only limited delays for algae replication and growth, and that this would not constitute a significant limiting factor on future overall revenue growth.  During the first quarter of 2008 we have begun an expansion of our grow room facilities in anticipation of increased production and revenues in fiscal 2008.

Dependence on Customers

We are not dependent on any one customer or group of customers for a significant percentage of our sales revenues.

Manufacturing

We manufacture our ProAlgaZyme® product directly, using dedicated laboratory facilities on our own premises and qualified technical staff.  After production, ProAlgaZyme® is bottled in our facility under our supervision to ensure product safety and integrity.

Management is confident that, subject to the availability of cash resources, acquisition of the necessary raw materials and manufacture of our product should be scalable within a reasonable time to meet foreseeable increases in product demand; for example we believe that a doubling of capacity can be effected in an estimated period of three months.

Backlog

As of December 31, 2007, we had no backlog of orders.

Patents and Proprietary Rights

In April 2004, we filed with the U.S. Patent and Trademark Office (“USPTO”) a provisional patent application regarding the ProAlgaZyme® product.  The patent filing relates generally to a method of preparation of a phyto-percolate, and is also intended to protect the use of phyto-percolate in the treatment of a variety of diseases including cancer, cardiovascular disease, and diseases related to immune system deficient disorders.  The phyto-percolate is a proteolytic enzyme complex derived from a specific combination of fresh water algae that expresses plasmin-like activity.

HEPI currently has two pending patent applications in the U. S., the European Union, and several other countries, covering various aspects of the ProAlgaZyme® product and its production and uses.  The first application, PCT/US05/13375, was filed on April 20, 2005, and covers methods for treating immune system deficiency, Type I and II diabetes, diseases related to the heart, cancer, arthritis, and most other diseases related to a deficient immune system.  This PCT filing secures eventual patent rights in the ProAlgaZyme® product and methods of use in those areas of the world that we believe are appropriate including the U.S., the European Union, Japan, China and India, in that order.. During 2004, we filed to register certain trademarks with the USPTO, including the following:

•

ReplenTish; and

•

ProAlgaZyme.

Our former CEO, Mr. Howard R. Baer, has registered the following Internet domain names:

•

www.heponline.com;

•

www.proalgazyme.com;

•

www.replentish.com

Mr. Baer allows us to use of the foregoing Internet domain names at no charge.  Mr. Baer has agreed that he will not terminate our right to use these domain names as long as we are selling the ProAlgaZyme® product.

Regulation

We do not believe that the products that we manufacture and market are subject to regulation by the Food and Drug Administration (“FDA”).  Rather, we believe that these products are properly designated as “dietary supplements” within the category of vitamins, minerals, dietary supplements, and herbal products covered within the U.S. by the Dietary Supplement Health and Education Act of 1994 - commonly referred to as “DSHEA”.  As such, the products fall under the Federal Trade Commission (“FTC”), and do not require FDA approval for release.

We also believe, based on recent actions by the FDA and other governmental agencies, that public and legislative pressures upon the FDA will cause the FDA to extend its others in purview over the “nutraceutical” industry progressively over time, and that, as a result, we – along with others in the nutraceutical industry - will be subject to regulation as to product quality and manufacture, and product related claims.  We will monitor carefully all such trends with the goal of ensuring that all necessary and appropriate governmental regulations relating to the safety and efficacy of our products will be observed as they are introduced and applied.

If we move into international sales, our product may also be subject to approval by certain foreign regulatory and safety agencies.  As a result, the export of our product to some countries may be limited or prohibited.  Our manufacturing processes and facilities may also be subject to review by federal, state, or local health agencies or their representatives before export approval is granted.  Adverse findings from such reviews could result in various actions against us, including restriction of trading privileges, withdrawal of approvals, and product recall.  We cannot assure you that domestic or foreign regulatory agencies will give us the requisite approvals or clearances for any products under development on a timely basis, if at all.  Moreover, after clearance is given, these agencies can later withdraw the clearance or require us to change the product or its manufacturing process or labeling, to supply proof of its safety and effectiveness, or to recall, replace or refund the cost of the product, if it is shown to be hazardous or defective.  The process of obtaining clearance to market a product is costly and time-consuming and could delay the marketing and sale of such product.

Research and Development

Research

Our primary research emphasis has been on refinement of the ProAlgaZyme® product and on bio-chemical analyses and internal and external clinical studies associated with the product.  We spent approximately $323,000 for the year ended December 31, 2007 on research and development.  Of this amount, $43,000 was spent on internal research, mainly involving in-house testing and development of the ProAlgaZyme® product and in conducting both ‘in vitro” and “in vivo” testing of ProAlgaZyme®, and $280,000 has been spent on external research, mainly to independent facilities involved in the clinical trials.  To date, all of these amounts have been directly expensed as they have been incurred.

Subject to the availability of sufficient funding, we estimate that we will, in fiscal 2008, expend approximately $250,000 on research and development.  We do not currently have these funds available. These expenditures will need to be met from external funding sources. We have had difficulty raising funds from external sources.  Thus, we may not be able to raise the funding that we need to continue our research and development activities.  In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case, our ability to market ProAlgaZyme® with objective clinical support for its characterization, method of action and efficacy, will continue to be impeded, thereby severely hindering our ability to generate sales revenue and adversely affecting our operating results.

We have engaged consultants on an “as needed” basis to assist in our research and development activities.  If and when funds become available, and as the need arises, we may expand our use of consultants with appropriate qualifications and suitable experience to help administer the preparation and management of in-house clinical studies, the establishment of protocols for independent external studies, and the monitoring, interpretation, and submission of data as required to third parties conducting studies.

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

Employees

As of December 31, 2007 we had five full-time employees, positioned as follows:  three employees in manufacturing and research and development, one employee in business development, marketing, sales and support services, and one employee in administration.  In addition, we have one part-time employee in finance.  We believe that our employee relations are good.  No employee is represented by a union.

Item 2.

Description of Property

We are leasing approximately 15,000 square feet of office and production space located in Scottsdale, Arizona from a majority shareholder.  Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet.  We are subleasing the remaining 5,200 square feet to a third party under a month to month tenancy at a rate of approximately $6,300 per month.  This sublease was terminated effective April 1, 2008.  We need additional space for an expansion of our production and office facilities.  We incurred $236,933 in rent expense and recognized $85,739 in sublet rent income during fiscal 2007.  The property is well maintained and in good condition.

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease on March 31, 2013.  The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000.  The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index.  We paid an additional security deposit of approximately $110,000.  The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small business Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the National Association of Securities Dealers, Inc.’s over-the-counter Bulletin Board under the symbol “HEPI.”  The following table sets forth the range of high and low bid information as reported on the OTC Bulletin Board by quarter for the last two fiscal years.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended December 31, 2006	HIGH	LOW

First Quarter	0.97	0.70
Second Quarter	2.50	1.65
Third Quarter	4.00	3.65
Fourth Quarter	0.94	0.87

Year ended December 31, 2007

First Quarter	0.75	0.75
Second Quarter	0.74	0.35
Third Quarter	0.29	0.12
Fourth Quarter	0.29	0.16

As of March 31, 2008 we have approximately 215 shareholders of record.

We currently do not pay dividends on our common stock, due to our need to retain all cash flow for operations.

Recent Sales of Unregistered Securities.

In January of 2007 we issued to our employees 261,000 shares of common stock, valued at $229,680.  From January through March, 2007, we sold solely to accredited investors an aggregate of 450,000 shares of our common stock, $.001 par value (“common stock”) for aggregate consideration of $225,000.  In addition, warrants to purchase 2,540,000 shares of our common stock were exercised for aggregate consideration of $767,000.  In connection with the raising of this $992,000, we incurred finder’s fees of $89,400 in cash and issued warrants to purchase 311,375 shares of common stock.  These warrants are immediately exercisable, have a term of two years, and an exercise price of $.50.

In July 2007 warrants for 1,250,000 shares of common stock were exercised.  We received an aggregate of $125,000 from this exercise.

In July and August 2007, the Company sold 1% convertible notes in the aggregate principal amount of $775,000 (the “Convertible Notes”) and warrants to purchase 1,550,000 shares of common stock at an exercise price of $.50 per share for a term of three years (the “Warrants”).   In connection with this transaction, the Company agreed to issue, as a finders fee in connection with the Convertible Notes, warrants to purchase 60,000 shares at an exercise price of $.50 per share for a term of three years.  The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of three years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate equal to the lesser of (i) $.50 per share and (ii) the Market Price (as defined) (but not less than $.25 per share).  Accrued interest will be paid on the maturity date, as the same may be extended, in shares of common stock, valued at the Market Price (as defined), but not less than $.25 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended,  at the company’s option, the principal amount of the note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate equal to the lesser of (i) $.50 per share and (ii) the Market Price (but not less than $.25 per share).

On July 9, 2007, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $.50 per share for a term of three years to a consultant for services to be rendered.  These warrants were valued at $168,245 using the Black Scholes option pricing model with the following assumptions:  expected volatility 86.17%; expected dividends 0%; expected term three years; and risk-free rate of 3.1%.  These warrants were fully vested at December 31, 2007.

On September 9, 2007, the Company issued warrants to purchase 325,000 shares of its common stock at an exercise price of $.50 per share for a term of three years to its former CEO for services rendered to the Company.  These warrants were valued at $42,056 using the Black Scholes option pricing model with the following assumptions: expected volatility 142%;  expected dividends 0%; expected term three years and risk free rate of 5.0%.

In December 2007 the Company sold, to accredited investors, 550,000 shares of common stock for aggregate consideration of $55,000.  Included in this offering were warrants to purchase 1,100,000 shares of common stock.  The warrants are immediately exercisable, have a term of three years and an exercise price of $.10 per share.

In addition, during 2007 we issued an aggregate of 104,000 shares of common stock to consultants (all of whom were accredited investors) in consideration of services rendered.  Such shares were valued at $41,200.

From January through March 31, 2008, the Company sold, to accredited investors, 3,299,990 shares of common stock and warrants to purchase 6,599,980 shares of common stock, for aggregate proceeds of $329,993.  The warrants are immediately exercisable at $.10 per share and have a term of three years.  We issued 1,585,540 shares of common stock in redemption of $365,000 in principal convertible debt, and $1,432 in accrued interest.  The Company sold 1% convertible notes in the aggregate principal amount of $90,000 (the “Convertible Notes”) and warrants to purchase 1,800,000 shares of common stock at an exercise price of $.10 per share for a term of three years (the “Warrants”).   The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of three years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time after eight months and prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate equal to $.10.

We believe that the foregoing transactions were exempt from the registration requirements under the Securities Act of 1933, as amended (the “1933 Act”), based on the following facts: there was no general solicitation, there was a limited number of investors, each of whom was an “accredited investor” (within the meaning of Regulation D under the “1933 Act”, as amended) and/or was (either alone or with his/her purchaser representative) sophisticated about business and financial matters, each such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission, and all shares issued were subject to restrictions on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the 1933 Act.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Overview

During November 2003, we acquired Health Enhancement Corporation, and changed our name from Western Glory Hole, Inc. to Health Enhancement Products, Inc.   Western Glory Hole, Inc. was a development stage company and had no operations during the year ended December 31, 2002 or during the year ended December 31, 2003, until its acquisition of Health Enhancement Corporation in November 2003.

While sales of our sole product, ProAlgaZyme®, have increased, we continue to be engaged in ongoing research and development.  To date, we have had only limited revenue (approximately $161,000 and $297,000 in 2007 and 2006, respectively).  We have been incurring significant operating losses and negative cash flow.  We are also experiencing an ongoing and substantial working capital deficiency.  We have from time to time had difficulty raising capital from third parties.  These factors raise substantial doubt about our ability to continue as a going concern.  If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2007 and 2006

Net Sales

Net sales for the year ended December 31, 2007 were $161,340, as compared to $297,295 for the year ended December 31, 2006.  These revenues reflect primarily sales of the ProAlgaZyme® product, which currently is our sole product.

 We currently market our product over the Internet, and by telephone. We have recently had limited success with retail grocery store outlets, resulting in $28,000 in sales for 2007.  We expect to expand our presence in the retail market in 2008.

Throughout 2006 and 2007, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme® product, contributing to a low level of net sales.  Although the ProAlgaZyme® product is available for sale and we are exploring various potential marketing opportunities, we are currently advertising on a limited basis and expect only limited sales revenue until at least the last half of 2008.  We believe that our ability to generate sales of the ProAlgaZyme® product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising.  The testing necessary to further characterizing the product, identifying its method of action and establishing its effectiveness is ongoing.

Cost of Sales

Costs of sales were $167,922 for the year ended December 31, 2007, as compared to $252,877 for the comparable period in 2006.  The decrease in costs of sales is due primarily to the lower levels of production associated with decreased sales of our ProAlgaZyme® product.  Costs of sales are primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.

Gross Profit

Gross Profit (Loss) was $(6,582) for the year ended December 31, 2007, as compared to $44,418 for the comparable period in 2006.  The decrease in gross profit for the year ended December 31, 2007 is a direct result of our decreased sales.  If we are able to realize a significant increase in sales, it is expected that gross profit would increase.  However, we cannot assure you that we will achieve an increase in sales.

Research and Development Expenses

For the year ended December 31, 2007, we incurred approximately $323,000 in research and development expenses, as compared to $333,000 for the comparable period in 2006.  These expenses are comprised of costs associated with internal and external research.  Internal research and development was $43,000 in 2007, compared to $83,000 in 2006.  The decrease was due to the decrease in payroll related to our in-house research, combined with a decrease in the use of outside research consultants.   We expect internal research and development to increase in 2008, subject to the availability of sufficient funding, which we do not currently have for such purpose.  External research and development increased approximately $20,000 in 2007 to $280,000, compared to $250,000 in 2006.  This increase was due primarily to the increase in costs associated with our external clinical trials.  We expect external research and development to increase in 2008, as we pursue additional external trials, subject to the availability of sufficient funding.

We have recently engaged several third parties to conduct testing directed toward further characterization of the product and determining its method of action and efficacy.  In January 2007, we announced the preliminary results of two clinical trials in Cameroon.  The results of one trial indicated that ProAlgaZyme® has the potential to reduce viral loads in patients with HIV.  The results of the second trial indicated that ProAlgaZyme® has the potential to reduce C-Reactive Protein (CRP) levels.  In March, 2007 we announced that an Institutional Review Board (IRB) had granted approval to initiate a clinical study of the potential effects of ProAlgaZyme® on Metabolic Syndrome patients. The double-blinded, placebo-controlled study was conducted by MAPS Applied Research Center, Inc., a research firm based in Edina, Minnesota. This study was designed to build on the results of the  recently completed study of ProAlgaZyme® in which statistically significant improvements (p=0.05 or lower) were seen in key prospective markers in Metabolic Syndrome patients, including C-reactive protein (down 57% in the ProAlgaZyme® group vs. down 7% in the placebo group); total cholesterol (down 32% in the ProAlgaZyme® group vs. down 2% in the placebo group), and HDL ("good cholesterol") (levels up 41% in the ProAlgaZyme® group vs. down 7% in the placebo group). This study was terminated early due to a lack of definitive results.  Further study of the product sent to the lab revealed a degradation of the active ingredients used in the trial, due to product freezing.  Future labeling will warn against exposure to extreme cold.  Subject to the availability of sufficient funding, we plan to continue research and development activities during the balance of 2008.  Historically, we have been funded through external sources.  We have in the past had difficulty raising funds from external sources; however, during 2007 we raised $1,947,000 in debt and equity.  We may not be able to raise the funding that we need to continue our research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme® with objective clinical support for its characterization and method of action will be impeded, thereby hindering our ability to generate sales revenue and impacting negatively our operating results.

Selling and Marketing Expenses

Selling and marketing expenses were $159,149 for the year ended December 31, 2007, as compared to $256,837 for the year ended December 31, 2006.  The decrease in selling and marketing expenses was due primarily to a decrease in advertising and consulting related expenses.  During the last half of 2006 we contracted for advertising on radio.  In addition, we hired several marketing consultants to pursue other avenues of marketing.

We are currently pursuing outside distributors for our product, to begin a nationwide campaign to raise awareness of our product.  However, we intend to continue to direct selling efforts to existing ProAlgaZyme® users, by soliciting reorders from existing customers by telephone or mail in our inbound/outbound call center.  In addition, we are continuing our efforts in the retail market arena, and exploring the establishment of additional distribution channels for ProAlgaZyme®.  The limit on our ability thus far to advertise our product (due to the need for additional testing) has had and, until we are able to advertise our product based upon the results of clinical trials further demonstrating its efficacy, will continue to have, a material adverse effect on sales revenue and operating results.  We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase advertising in 2008, subject to availability of sufficient funding, which we do not currently have.

General and Administrative Expenses

General and administrative expenses decreased approximately $1,500,000 to $1,745,765 in 2007, compared to $3,293,941 in 2006.  The decrease in general and administrative expenses was due primarily to a decrease in non-cash compensation to consultants, combined with a decrease in our legal and accounting fees.

Interest/Other Expense

During the year ended December 31, 2007, we incurred $123,289 in interest expense, as compared to $73,505 for the year ended December 31, 2006.  The increase in interest expense is due primarily to the inclusion of the amortization of bond discount of $84,345; offset by a reduction of interest we incurred ($30,758 in 2007 as compared to $67,000 in 2006) on the note payable to our former CEO.

Liquidity and Capital Resources

The consolidated financial statements contained in this report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

We have had limited revenue (approximately $161,340 for year ended December 31, 2007) and have incurred significant net losses since inception, including a net loss of $2,250,988 during the year ended December 31, 2007 and an aggregate net loss of $16,177,026 since inception (includes $4,300,000 and $6,100,000 in non cash stock based charges, respectively).  We expect only limited sales revenue until at least the second half of 2008.  Further, since inception, we have incurred negative cash flow from operations.  During the year ended December 31, 2007, we incurred negative cash flows from operations of $1,406,740.  As of December 31, 2007, we had a working capital deficiency of approximately $645,049 and a stockholders’ deficiency of  $755.366.  We have an immediate and urgent need for additional capital.

During the year ended December 31, 2007, our operating activities used $1,406,740 in cash, while our financing activities generated $1,405,828 in cash, comprised of $1,857,600 in net proceeds from equity sales partially offset by net repayments of indebtedness of $451,772.  During the year ended December 31, 2006, our financing activities generated $1,618,707 in cash, comprised of $1,817,826 in net proceeds from equity sales, reduced by repayments to our former CEO of $227,727, and other borrowings of $28,857.  Accordingly, during the year ended December 31, 2007, we were significantly less dependent upon our former CEO for our funding, compared to external sources, than we were in the comparable prior period.

From January through March 31, 2008, the Company sold, to accredited investors, 3,299,990 shares of common stock and warrants to purchase 6,599,980 shares of common stock, for aggregate proceeds of $329,993.  The warrants are immediately exercisable at $.10 per share and have a term of three years.  We issued 1,585,540 shares of common stock in redemption of $365,000 in principal convertible debt, and $1,432 in accrued interest.  The Company sold 1% convertible notes in the aggregate principal amount of $90,000 (the “Convertible Notes”) and warrants to purchase 1,800,000 shares of common stock at an exercise price of $.10 per share for a term of three years (the “Warrants”).   The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of three years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time after eight months and prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate equal to $.10.

Although we have recently raised a limited amount of capital, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business.  As noted above, we have been largely dependent upon external sources for funding.  We have in the past had great difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.  If we are not able to obtain additional funding in the near term, we will probably be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

We estimate that we will require approximately $1,500,000 in cash over the next 12 months in order to fund our operations.  We currently have $5,000 in the bank for our 2008 cash needs.  We are seeking additional funding in the range of $1,500,000 to $3,000,000 to support operations and fund new initiatives.  Based on this cash requirement, we have a near term need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources.  In addition to external sources, we have been dependent for our funding on advances from our former CEO, Mr. Howard R. Baer.  Mr. Baer is not presently in a position to provide us with additional funds.  We cannot assure you that Mr. Baer will, in the future, be able or willing to advance us additional funds.  Nor can we assure you that we will be able to obtain from external sources the funds that we need to continue our operations.  If we are not able to raise additional funds in the near term, we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

During March of 2008, we purchased additional grow room equipment at a cost of about $15,000.  We have no current plans to make other material capital expenditures for equipment over the next 12 months, unless we experience a significant increase in demand, which necessitates an expansion of our production capacity.  Our current production capacity is limited. If demand for our ProAlgaZyme® product were to rise significantly and rapidly, in order to expand our production capacity to meet such demand, we would need to make additional capital expenditures, the funding for which we may need to obtain from external sources.  Accordingly, if we experience a significant and rapid increase in demand for our ProAlgaZyme® product, we may be required to make additional capital expenditures to be able to meet such demand.  In addition, even absent a substantial increase in demand, we expect that there will be some expenses involved in the provision of additional and replacement equipment to make efficient use of the expanded facilities in our new location.  As discussed above, we may not be able to obtain additional funding on favorable terms or at all.  If we are unable to obtain the funds we need to expand our production capacity, our ability to significantly increase our revenues may be materially and adversely affected.

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.

Seasonality

Our product is directed to the improvement of the health of our consumers, and we do not expect that operating results will be affected materially by seasonal factors.  In addition, ProAlgaZyme® is cultivated in a climate-controlled laboratory environment, not subject to seasonal growing effects or influences.

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

Item 8A.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the “Evaluation Date”).  Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting.  Management of the Company is responsible for establishing and maintaining effective internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  This assessment was performed using the criteria established under the Public Companies Accounting Oversight Board (PCAOB).

Based on the assessment performed using the criteria established by PCAOB, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting, known to the Principal Executive Officer or the Principal Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers or directors:

Name	Age	Positions	Since
Janet L. Crance	52	Interim Principal Administrative Officer, Principal Accounting Officer (part-time), Treasurer, Director	2005
John Gorman	38	Secretary, Director	2006

Ms. Janet L. Crance was appointed Principal Accounting Officer on June 22, 2005, was appointed as a director on November 30, 2006, and was appointed interim Principal Administrative Officer in September 2007.  Ms. Crance has over 32 years experience in the field of accounting, including both the public and private sectors.  She has been a Certified Public Accountant for 15 years.  Professional affiliations include the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants.  She has served for two years as the President of the Central Chapter of the Arizona Society, which includes the greater Phoenix area.

Mr. John Gorman was appointed director on November 30, 2006.   Before joining HEPI in 2003, he served as a private marketing and sales consultant for small to mid-sized businesses and various government entities. Between 1996 and 2001, Mr. Gorman worked as Regional Marketing Manager for the western region of CompassLearning, an educational software company with programs in use by over 20,000 schools nationwide. From 1989-1996, Mr. Gorman was Resort Manager of The Pointe Hilton Resorts in Phoenix, Arizona. Currently, in addition to serving as a director, he serves as Head of Sales and Customer Relations for Health Enhancement Products, Inc.

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that defines the standard of conduct expected of our officers, directors and employees.  The Code is incorporated by reference as an exhibit to this Annual Report on Form 10KSB.  We will upon request and without charge provide a copy of our Code of Ethics.  Requests should be directed to Principal Accounting Officer, Health Enhancement Products, Inc., 7740 E. Evans Road, Scottsdale, Arizona 85260.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and beneficial owners of more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Reporting Persons are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of Forms 3, 4 and 5 received by us with respect to the year ended December 31, 2006 and other information known to us, we believe that the following Reporting Persons failed to file required reports and/or made late filings, as indicated, during the most recent year.  Mr. Howard R. Baer, a 10% beneficial owner, did not file a Form 5, Annual Statement of Beneficial Ownership of Securities, with respect to the year ended December 31, 2007.  Mr. John Gantt, a 10% beneficial owner, did not file a Form 5, Annual Statement of Beneficial Ownership of Securities, with respect to the year ended December 31, 2007.

Item 10.

Executive Compensation

Summary Compensation Table

We have no written compensation agreements with our executives.

SUMMARY COMPENSATION TABLE
							Nonqualified
Name and						Non-Equity	Deferred
Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Howard Baer
Former CEO, Treasurer	12/31/2006	192,000	50,736	75,000(2)	-	-	-	215,964(4)	533,700
and Secretary	12/31/2005	198,000(1)	-	-	-	-	-	810,000(3)	1,008,000
Thomas Ingolia,	12/31/2007	137,500(5)	-	66,000	-	-	-	-	203,500
Former CEO and Chairman	12/31/2006	8,333(5)	-	-	-	-	-	-	8,333
Janet Crance,	12/31/2007	45,364	-	4,400	-	-	-	-	49,764
CFO and interim CEO	12/31/2006	28,500	-	-	-	-	-	-	28,500
	12/31/2005	12,500(6)	-	-	-	-	-	-	12,500

(1)

As of December 31, 2005, our former CEO’s aggregate $198,000 base salary, $99,000 was paid in 2006, and is included in other compensation.

(2)

Represents 25,000 shares of restricted common stock issued in lieu of a portion of Mr. Baer’s base salary.  These shares were valued at $3.00 each, based on the quoted price of our common stock on March 19, 2004.

14

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

(5)

Mr. Ingolia’s base salary is $200,000 annually.  He was paid for the period from December 15 through December 31, 2006, and for January 1, 2007 through September 9, 2007.

(6)

Ms. Crance’s base salary is $1500 per week (part time).  She was paid for the period from June 15 through December 31, 2005.

Compensation of Directors

Our directors do not receive any remuneration for their service on our Board of Directors.

Employment Agreements

We currently have no written employment agreements with any of our employees.

Item 11.

Security Ownership of Certain Beneficial Owners, Management and Related Stockholder  Matters

The following table sets forth, as of March 31, 2008, certain information regarding each person who is known to us to beneficially own more than 5% of our issued and outstanding shares of common stock, and the number of shares of our common stock beneficially owned by each of our directors and named executive officers, and all officers and directors as a group.  All percentages are based on 49,111,841 shares issued at outstanding as of March 31, 2008.

Security Ownership of Certain Beneficial Owners:

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
Mr. Howard R. Baer 7740 E. Evans Rd. Scottsdale, AZ 85260	Common	8,582,973 (1)	17.5%
John Gantt 1 Hammock Beach Pkwy Palm Coast, FL 32137	Common	4,500,000	9.2%
Howard Shapiro 199 Logtown Rd. Port Jervis NY 12771	Common	3,205,000 (4)	6.5%
Chris Maggiore 6860 Chillingsworth Circle Canton, OH 44718	Common	3,013,332 (5)	6.1%

Security Ownership of Management:

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
Ms. Janet L. Crance 4350 East Kachina Trail Phoenix, AZ 85044	Common	280,000(2)	*
Mr. John Gorman 5133 E. Tunder Dr Phoenix, AZ 85044	Common	140,000 (3)	*
Directors and Officers as a Group	Common	420,000	*

* Less than 1%

(1)

The shares are beneficially owned by Mr. Howard R. Baer as follows:  8,082,973 shares in the name of Howard R. Baer, individually and 500,000 shares in the name of Carriage House Capital, an entity owned and controlled by Mr. Baer.  Does not include shares of common stock owned of record by Kae C. Park, Howard Baer’s wife, of which Mr. Baer disclaims beneficial ownership.

(2)

Includes warrants to purchase 160,000 shares of common stock.

(3)

Includes warrants to purchase 65,000 shares of common stock.

(4)

Includes warrants to purchase 2,140,000 shares of common stock.

(5)

Includes warrants to purchase 2,183,332 shares of common stock.

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

We have entered into several transactions with Mr. Howard R. Baer, a former CEO and majority shareholder of HEPI.

The lease of our production facility expired in June, 2004, and we obtained an extension of such lease in order to enable us to locate suitable new space.  On December 9, 2004, we entered into a lease, dated as of November 1, 2004, with Evans Road, LLC (a company owned by our former CEO, Howard R. Baer), under which we leased approximately 5,000 sq. ft. for a new corporate headquarters and production facility in Scottsdale, Arizona.  We relocated to the new facility in the first quarter of 2005, as we required additional space for our laboratory, testing and growing facilities.  In addition, we desired to consolidate our corporate headquarters and production facility.  Evans Road, LLC expended a substantial amount of money on building improvements in order to meet our requirements for this facility.   The lease had a term of 15 years, subject to the right of either party to terminate the lease after 7.5 years, and provided for base monthly rent in the amount of $8,700 plus monthly taxes.  In February, 2005, Evans Road, LLC sold the building which was leased to us, and our former CEO, Howard R. Baer, leased such building back from the buyer under a master lease.   Evans Road, LLC continued to lease the building, as master lessor, to us, under the terms and conditions described above, until March 31, 2006.  On April 12, 2006, we entered into an Amended and Restated Sublease with Mr. Baer (effective as of April 1, 2006) (the “Amended and Restated Sublease”).  During 2007, we paid Evans Road, LLC approximately $236,400 in rent.

Under the terms of the Amended and Restated Sublease, we are leasing an aggregate of approximately 15,000 square feet, of which we are occupying approximately 9,800 square feet, consisting of approximately 6,710 square feet of office space and 3,090 square feet of production space. We are subleasing the remaining 5,200 square feet to a third party under a month to month tenancy at a rate of approximately $6,300 per month, plus rental taxes and electricity.  We can terminate this sublease upon thirty (30) days written notice to our subtenant.  We believe that we may need additional space in the foreseeable future, and that this space would be suitable for an expansion of our production and office facilities.

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease March 31, 2013.  The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000.  The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index.  We paid an additional security deposit of approximately $110,000.  The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing from the former CEO.

We lease certain equipment from an entity owned by Mr. Baer.  The lease payments equal Mr. Baer’s debt service on the equipment.  Mr. Baer has stated that he intends to cause the equipment to be transferred to us, for no consideration, once the note is paid in full.  During 2006, we paid $6,712 in lease payments for this equipment.  During 2007, we paid $7,888 in lease payments for this equipment.

The Board of Directors consists of the Principal Administrative Officer and the Director of Sales and Operations.  These two board members are not independent.

Item 13

Exhibits

	EXHIBIT INDEX
Exhibit Number	Title
2.1	Agreement and Plan of Reorganization	(1)
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)
3.2	By-laws of the Company	(3)
4.1	Form of Convertible Note Subscription Agreement dated July/August 2007	(5)
4.2	Form of Convertible Note dated July/August 2007	(10)
4.3	Form of Warrant (Convertible Note Offering)	(11)
10.01	Consulting Agreement with Dr. Robert Cohen dated July 9, 2007	(12)
10.02	Amended and Restated Sublease between Howard R. Baer and the Company, dated April 12, 2006	(6)
10.03	Subscription Agreement, dated June 21, 2004, between William J. Rogers, II and the Company	(2)
10.04	Common Stock Purchase Warrant of the Company issued to William J. Rogers, II and dated July 29, 2005	(8)
10.05	Branding and Marketing Agreement with Specialty Nutrition Group, Inc.	(9)
14.1	Code of Ethics	(7)
21	Subsidiaries of the Registrant	(4)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)

Filed as Exhibit 4.1 to our Form 10-QSB, filed with the Commission on November 14, 2007 and incorporated by the reference.

(6)

Filed as Exhibit 10.02 to our Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated by this reference.

(7)

Filed as Exhibit 99 to our Form 10-KSB, filed with the Commission on April 1, 2004, and incorporated by this reference.

(8)

Filed as Exhibit 10.09 to our Form 10-QSB, filed with the Commission on August 16, 2005 and incorporated by this reference.

(9)

Filed herewith.

(10)

Filed as Exhibit 4.2 to our Form 10-QSB, filed with the Commission on November 14, 2007 and   incorporated by this reference.

(11)

Filed as Exhibit 4.3 to our Form 10-QSB, filed with the Commission on November 14, 2007 and incorporated by this reference.

(12)

Filed as Exhibit 10.1 to our Form 10-QSB, filed with the Commission on November 14, 2007 and incorporated by this reference.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and 10-KSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $65,000 and $79,000 for 2007 and 2006, respectively.

Audit-Related Fees

There were no fees for assurance and related services for 2007 or 2006.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning services during 2007 or 2006.

All Other Fees

There were no fees billed in either of the last two years for products and services provided by the principal accountant, other than the services reported above.

We do not currently have an audit committee.  Our Board of Directors will evaluate and approve in advance the scope and cost of the engagement of our auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.
By: /s/ Janet L Crance
Date: March 31, 2008	Janet L. Crance Principal Administrative Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of Health Enhancement Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Enhancement Products, Inc. and Subsidiaries at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2007 and 2006 and, as of December 31, 2007, has a significant working capital and stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolinetz Lafazan & Company, PC

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

March 31, 2008

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$5,110
Accounts receivable, less reserve of $7,247	2,415
Inventories	21,508
Prepaid Expenses	4,719
Total Current Assets	33,752

PROPERTY AND EQUIPMENT, NET	108,010

OTHER ASSETS:
Definite-life intangible Assets, net	11,068
Deposits	122,015
Total Other Assets	133,083

$274,845

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$533,325
Note Payable, Other	20,000
Current portion, long term debt	6,130
Accrued Payroll and Payroll Taxes	53,526
Accrued Liabilities	65,820
Total Current Liabilities	678,801

LONG TERM LIABILITIES:
Notes payable, less current portion	16,884
Convertible Debenture Payable, less Discount	252,310
Deferred rent expense	82,216
Total Long term Liabilities	351,410

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES	1,030,211

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
44,226,311 issued and outstanding	44,226
Additional Paid-In Capital	15,377,434
Accumulated deficit	(16,177,026)
Total Stockholders' Deficit	(755,366)

$274,845

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2006	December 31, 2007

NET SALES	$297,295	$161,340

COST OF SALES	252,877	167,922

GROSS PROFIT (LOSS)	44,418	(6,582)

OPERATING EXPENSES:
Selling	256,837	159,149
General and Administrative	3,293,941	1,745,765
Research and Development	333,280	323,186

Total Operating Expenses	3,884,058	2,228,100

LOSS FROM OPERATIONS	(3,839,640)	(2,234,682)

OTHER INCOME (EXPENSE):
Other income - rent	68,151	85,739
Cancellation of contract	297,000	18,000
Amortization of Bond Interest	-	(84,345)
Interest income	6,771	3,244
Interest Expense	(6,132)	(8,185)
Interest Expense - Related Party	(67,373)	(30,759)

Total Other Income (Expense)	298,417	(16,306)

NET LOSS	$(3,541,223)	$(2,250,988)

BASIC AND DILUTED LOSS
PER SHARE	$(0.10)	$(0.05)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	34,314,216	42,394,344

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 1, 2006 THROUGH DECEMBER 31, 2007

	Common Stock		Additional
			Paid in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Costs	Total
BALANCE, December 31, 2005	26,521,313	$26,521	$10,390,734	$(10,384,815)	$(622,526)	$(590,086)
Issuance of stock to former CEO in
cashless exercise of warrants	6,250,000	6,250	931,250	-	-	937,500
Surrender of common stock by former CEO as
payment for cashless stock option exercise	(288,462)	(288)	(937,212)	-	-	(937,500)
Issuance of common stock to former officer
on exercise of stock option	252,576	253	25,023	-	-	25,276
Issuance of common stock for services rendered	317,500	318	445,331	-	(46,200)	399,449
Amortization of deferred consulting fees	-	-	-	-	668,726	668,726
Issuance of common stock purchase warrants
for services rendered	-	-	128,708	-	-	128,708
Common stock issued pursuant to private
placements	3,349,400	3,349	1,671,351	-	-	1,674,700
Issuance of common stock for finders fees,
valued at $45,500	19,000	19	(19)	-	-	-
Finder's fees paid and accrued	-	-	(185,650)	-	-	(185,650)
Correction of stock valuation for services, 2005	-	-	33,744	-	-	33,744
Issuance of warrants to employees	-	-	179,189	-	-	179,189
Reversal of overaccrued finders fees, 2005	-	-	58,500	-	-	58,500
Issuance of stock for exercise of warrants	2,600,000	2,600	257,400	-	-	260,000
Issuance of stock to former officer in lieu of
accrued vacation pay	114,980	114	116,016	-	-	116,130
Record partial cancellation of
contract for services	(50,000)	(50)	(59,950)	-	-	(60,000)
Net loss, year ended December 31, 2006	-	-	-	(3,541,224)	-	(3,541,224)
Balance, December 31, 2006	39,086,307	39,086	13,054,415	(13,926,039)	-	(832,538)
Issuance of stock to employees	261,000	261	229,419	-	-	229,680
Issuance of stock to consultants	104,000	104	41,096	-	-	41,200
Common stock issued pursuant to
private placements	1,000,000	1,000	279,000	-	-	280,000
Exercise of warrants	3,790,000	3,790	888,210	-	-	892,000
Warrants issued to Board of Directors	-	-	20,000	-	-	20,000
Warrants issued to consultants for services	-	-	285,706	-	-	285,706
Warrants issued to former CEO	-	-	42,056	-	-	42,056
Consulting services provided, debt forgiven	-	-	37,913	-	-	37,913
Discount on convertible debentures	-	-	607,003	-	-	607,003
Additional cancellation of contract	(15,000)	(15)	(17,985)	-	-	(18,000)
Finders fees	-	-	(89,400)	-	-	(89,400)
Net loss, year ended December 31, 2007	-	-	-	(2,250,988)	-	(2,250,988)
Balance, December 31, 2007	44,226,307	$44,226	$15,377,433	$(16,177,027)	$ -	$(755,368)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
	Year ended	Year ended
	December 31, 2006	December 31, 2007
Cash Flows for Operating Activities:
Net Loss	$(3,541,223)	$(2,250,988)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	419,393	41,200
Stocks and warrants issued as salary to former officers	59,472	-
Stock issued to employees for services	-	229,680
Warrants granted for services rendered	211,899	347,762
Non-cash - amortization of deferred consulting fees	622,526	-
Non-cash - reversal of contract	-	(18,000)
Services donated by a significant shareholder	-	37,913
Amortization of bond discount	-	84,313
Amortization of intangibles	967	967
Depreciation expense	8,502	27,529
Reserve for bad debts	-	7,247
Increase in deferred rent	33,409	48,807
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(12,730)	3,068
(Increase) Decrease in inventories	(26,537)	9,251
(Increase) Decrease in prepaid expenses	10,418	(1,897)
(Increase) in deposits	(113,149)	-
Increase (Decrease) in long term deposits	6,089	(6,089)
Increase in accounts payable	340,405	32,777
Increase (decrease) in accrued payroll and payroll taxes	(82,211)	38,527
(Decrease) in accrued liabilities	(26,487)	(38,807)
Net Cash (Used) by Operating Activities	(2,089,257)	(1,406,740)

Cash Flows from Investing Activities:
Capital expenditures	(123,634)	(3,702)
Net Cash (Used) by Investing Activities	(123,634)	(3,702)

Cash Flow from Financing Activities:
Proceeds from shareholder advances	87,875	180,500
Proceeds from other borrowings	28,857	-
Payment of shareholder advances	(315,602)	(626,678)
Payments of other borrowings	(249)	(5,594)
Payment of fees in connection with sale of common stock
and warrants	(142,150)	(89,400)
Proceeds from issuance of convertible debentures, net of discount		775,000
Proceeds from sale of common stock and warrants	1,959,976	1,172,000
Net Cash Provided by Financing Activities	1,618,707	1,405,828

Decrease in Cash	(594,184)	(4,614)

Cash at Beginning of Period	603,908	9,724

Cash at End of Period	$9,724	$5,110
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$77,832	$37,596
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

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

For the year ended December 31, 2007:

The Company issued 311,375 warrants as finders’ fees.  These warrants were valued at $187,959 using the Black-Scholes pricing model.

The Company issued convertible debentures for $775,000 principal and recorded a discount on the debentures of $607,003.  The Company agreed to issue 60,000 common stock purchase warrants with an exercise price of $.50 per share as a finder’s fee.  Such warrants were valued at $19,304 using the Black-Scholes pricing model.

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Health Enhancement Products, Inc. and Subsidiaries (the Company) produces and markets health products.  Currently, the Company's sole product is ProAlgaZyme ("PAZ"). Our wholly owned subsidiary, HEPI Pharmaceuticals, Inc. intends to develop potential pharmaceuticals applications of PAZ.

NOTE 2 – BASIS OF PRESENTATION

The Company incurred net losses of $2,250,988 and $3,541,223 during the years ended December 31, 2007 and 2006, respectively.  In addition, the Company had a working capital deficiency of $645,049 and a stockholders deficiency of $755,366 at December 31, 2007.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Companys existing stockholders.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the years ended December 31, 2007, our reliance on our former CEO for our operating funds has diminished and we have successfully obtained external financing through private placements.

During the year ended December 31, 2007, the Company:

▪

generated approximately $161,000 in net sales of its products;

▪

received approximately $180,500 in advances from its former CEO, and repaid approximately $627,000;

▪

raised an aggregate amount of $1,947,000 through both equity and debt private placements, in which the Company incurred finders’ fees of  $89,400

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned Subsidiaries, Health Enhancement Corporation and HEPI Pharmaceuticals, Inc.  All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Revenue Recognition – For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101”).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company recognized no such provision for the 12 months ended December 31, 2006, and a provision for bad debts of $7,247 for the year ended December 31, 2007.

Advertising Costs - Advertising costs are expensed as incurred.  Advertising costs were approximately $17,000 and $102,000 for the years ended December 31, 2007 and 2006, respectively.

Research and Development - Research and development costs are expensed as incurred.  The Company accounts for research and development expenses under two main categories:

•

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel.  Research expenses were approximately $43,000 and $83,000 for the years ended December 31, 2007 and 2006, respectively;

•

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities.  External clinical studies expenses were approximately $280,000 and $250,000 for the years ended December 31, 2007 and 2006, respectively.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 were primarily attributable to net operating loss carry forwards.  Since the Company has a history of losses, a full valuation allowance has been established.  In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code.  The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Stock Based Compensation – The Company follows the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revised SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their estimated fair value and recognized as compensation expense over the requisite service period.  The Company adopted SFAS 123R effective January 1, 2006.

During 2006 and 2007, warrants were granted to employees and consultants of the Company.  As a result of these grants, the Company recorded compensation expense of $409,122 and $83,189 during the years ended December 31, 2006 and December 31, 2007, respectively and offset accrued salaries of $96,000 in 2006.

The fair value of warrants were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2006	2007
Expected volatility	148.28% and 156.58%	86.17% to 249.35%
Expected dividends	0%	0%
Expected term	3 years	3.32 years
Risk free rate	3.1%	4.32%

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

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

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented.  Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants – 13,595,109 and 13,538,734 at December 31, 2007 and 2006 respectively) are anti-dilutive.

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

Recently-Enacted Accounting Standards – In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN No. 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN No. 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. Fin No. 48 is effective for fiscal years beginning after December 15, 2006, The adoption of this statement  have no material  impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2"), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”  (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 will be effective for fiscal years beginning after December 15, 2007.  The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

NOTE 4 – INVENTORIES

Inventories at December 31, 2007 consist of the following:

Work in process	$4,864
Finished goods	16,644

$21,508

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 consist of the following:

Furniture and fixtures	$49,465
Equipment	54,722
Leasehold improvements	40,175
144,362

Less accumulated depreciation And amortization	36,352
$108.010

Depreciation and amortization was $27,529 and $8,502 for the years ended December 31, 2007 and 2006, respectively.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 6 – DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at December 31, 2007 consist of the following:

Patent applications pending	$14,500
Less: accumulated amortization	3,432
$11,068

The Company’s definite-life intangible assets are being amortized, upon being placed in service, over the estimated useful lives of the assets of 15 years, with no residual value.  Amortization expense was $967 and $967 for the years ended December 31, 2007 and 2006, respectively.  The Company estimates that their amortization expense for each of the next five years will be approximately $1,000 per year.

NOTE 8 – NOTE PAYABLE – OTHER

Note payable, other, is payable on demand and bears interest at 7% per annum.  As of December 31, 2007, the outstanding principal balance was $20,000.

NOTE 9 – LONG TERM DEBT

Long term debt at December 31, 2007 consists of the following:

Installment notes, bearing interest at 8.8% and 9.5% per annum and due November 2010 and March 2011.
The loans are secured by certain of the Company equipment	$23,014

Less current portion	6,130

$16,884

Maturities of the long-term debt are as follows:

December 31:
2008	$6,130
2009	6,718
2010	6,998
2011	3,168

$23,014

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 10 – CONVERTIBLE DEBT

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

The Company recorded a deferred debt discount in the amount of $607,003, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates”, to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $306,771 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants $300,232 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.  The Company is amortizing the debt discount over the term of the debt.  Amortization of debt discount for the year ended December 31, 2007 was $84,313.

NOTE 11 - STOCKHOLDERS’ DEFICIENCY

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

In February 2006, the Company issued to a former employee 252,576 shares of common stock upon exercise of a warrant.  The Company received proceeds of $25,276 from such exercise.  During the quarter ended March 31, 2006, the Company issued to consultants, for services rendered, 130,000 shares of common stock, valued at $167,300, and warrants to purchase 150,000 shares of common stock, valued at $128,708, based on the following assumptions:  expected life - three years; risk-free rate - 3.1%; annual rate of dividends - 0%; and volatility - 225.13%.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 11 - STOCKHOLDERS’ DEFICIENCY [continued]

During the quarter ended June 30, 2006, the Company issued to consultants, for services rendered, 255,000 shares of common stock, valued at $368,500. During the quarter ended June 30, 2006, the Company privately sold 1,265,400 shares of common stock for $632,700.  In connection with this issuance, the Company paid cash finder’s fees of $44,900, and issued 9,000 shares of common stock, valued at $9,180.  In June 2006, the Company issued 120,000 warrants to three employees as bonus compensation.  These warrants were valued at $148,625, using the Black Scholes model, based on the following assumptions:  expected life – three years; risk-free rate - 3.1%; annual rate of dividends – 0%; and volatility – 156.58%.  Since the Company had previously accrued $96,000 for these bonuses, the Company incurred a charge of $52,625 in the three months ended June 30, 2006.

During the quarter ended September 30, 2006, the Company privately sold 1,984,000 shares of common stock for $992,000.  In connection with this issuance, the Company paid cash finder’s fees of $97,250, and issued 10,000 shares of common stock.  Warrants for 100,000 shares of stock were exercised for $10,000 in cash.  The Company issued 40,000 shares of stock for services rendered, valued at $81,000.  The Company issued 10,000 warrants to an employee for services, valued at $30,565 using the Black Scholes model, based on the following assumptions:  expected life – three years; risk-free rate – 3.1%; annual rate of dividends – 0%; and volatility - 148.28%.  A contract that was entered into during the second quarter of 2006 was subsequently cancelled in the third quarter, resulting in the cancellation of 200,000 shares of stock, valued at $297,000.  In connection with a private placement, the Company incurred cash finder’s fees of $97,250.  In addition, 10,000 shares of stock were issued for finder’s fees, valued at $36,500.

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

During the first quarter of 2007, the Company issued 261,000 shares of its common stock, valued at $229,680 to its employees.  On February 15, 2007, the Company’s board of directors declared a distribution in the form of shares of the common stock of its new wholly-owned Subsidiaries, HEPI Pharmaceuticals, to all shareholders of record as of March 15, 2007. Each shareholder of record on the record date received one share of the new pharmaceutical company for every 10 shares of common stock of HEPI they own on the record date. The shares of the pharmaceutical Subsidiaries will be distributed promptly following compliance with applicable laws, including the Company delivering an information statement to its stockholders pursuant to the requirements of the Securities Exchange Act of 1934 ("Exchange Act") and the effectiveness of the pharmaceutical Subsidiaries's registration under the Exchange Act. The number of shares to be distributed will at the time of distribution represent 10% of the total outstanding shares of the new company. It is anticipated that the remaining 90% of the equity of the Subsidiaries will be owned by the Company.

During the quarter ended March 31, 2007, the Company issued to a consultant, for services rendered, 15,000 shares of common stock, valued at $13,550.  In addition, the Company issued 261,000 shares of common stock valued at $229,680 to employees for services.  From February through March of 2007, the Company privately sold 260,000 shares of common stock and 260,000 warrants (3 year term and $.50 exercise price) for $130,000.  Also during February and March, the Company sold 190,000 shares of common stock in a private placement, received $95,000 in proceeds, and incurred cash finder’s fees of $9,500.  In addition, the Company issued 2,540,000 shares of common stock, and received proceeds of $767,000 upon exercise of outstanding warrants, some of which were re-priced.  The Company incurred cash finder’s fees of $79,900 in connection with the exercise of these warrants.  In addition, the Company issued 311,375 warrants for finders fees (3 year term and $.50 exercise price), valued at $187,959 using the Black Scholes option-pricing model with the following assumptions: expected life – three years;  risk-free rate – 3.1%; annual rate of dividends – 0%; volatility -  162.07% and 186.59%.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 11 - STOCKHOLDERS’ DEFICIENCY [continued]

During the quarter ended June 30, 2007 the Company issued to a consultant for services rendered, 5,000 shares of common stock, valued at $3,750.  The Company issued 50,000 warrants (2 year term and $.50 exercise price) for Board of Director’s fees, valued at $20,000 using the Black Scholes option-pricing model with the following assumptions:  expected life – two years; risk-free rate – 5.0%; annual rate of dividends – 0%; volatility - 150.3%.

During the quarter ended September 30, 2007, the Company issued 24,000 shares of its common stock, valued at $10,800, to a consultant.  In consideration of introducing investors to the Company, the Company extended the term of a previously issued warrant due to expire August 18, 2007.  The new term expires August 18, 2010 and the exercise price is $.10 per share.  This term extension was valued at $98,199 using the Black Scholes option-pricing model with the following assumptions:  expected life – three years; risk-free rate – 5.0%; annual rate of dividends – 0%; volatility - 151.92%.  As compensation for services rendered, including with respect to the convertible note financing discussed below, the Company repriced outstanding warrants to purchase 300,000 shares of common stock from an exercise price of $2.00 per share to an exercise price of $.50 per share.  The Company has recorded compensation expense of $19,262 using the Black Scholes option-pricing model with the following assumptions:  expected life – 1.33 years; risk-free rate – 5.0%; annual rate of dividends – 0%; volatility - 249.35%.  The Company issued 325,000 warrants (3 year term and $.50 exercise price) to its former CEO valued at $42,056 using the Black Scholes option-pricing model with the following assumptions:  expected life – three years; risk-free rate 5.0%; annual rate of dividends – 0%; volatility - 142%.

In July, 2007, the Company issued 1,250,000 shares of common stock upon the exercise of warrants for gross proceeds of $125,000.  The Company issued 500,000 warrants to a consultant valued at $168,245 using the Black Scholes pricing model with the following assumptions:  expected life – three years; risk-free rate – 5.0%; annual rate of dividends – 0%; volatility - 86.17%.  These warrants are all vested as of December 31, 2007.  The Company has recorded consulting expense for $168,245.

In September of 2007, the Company recorded the value of consulting services contributed by a significant shareholder, valued at $37,913 to contributed capital.

In conjunction with the issuance of convertible debt, the Company issued warrants to purchase 60,000 shares of common stock at an exercise price of $.50 per share for a term of three years as finder’s fees.  These warrants were valued at $19,304 using the Black-Scholes pricing model with the following assumptions: expected life – three years; risk-free rate – 3.1%; annual rate of dividends – 0%; volatility - 106.55%

In the fourth quarter of 2007 the Company issued to consultants for services rendered, 45,000 shares of common stock, valued at $7,350.  The Company also issued 550,00 shares of common stock and warrants to purchase 1,100,000 shares of common stock (3 year term and $.10 exercise price) for $55,000.

A summary of the status of the Company’s warrants is presented below.

	December 31, 2007		December 31, 2006
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of period	13,538,734	$0.75	21,761,325	$0.49
Issued	4,416,375	0.35	799,984	0.50
Exercised	(3,790,000)	(0.24)	(9,122.575)	0.15
Terminated warrants	(520,000)	(0.33)
Expired warrants	(50,000)	(3.75)		0.10
Outstanding, end of period	13,595,109	$0.55	13,538,734	$0.72

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 11 - STOCKHOLDERS’ DEFICIENCY [continued]

Warrants outstanding and exercisable by price range as of December 31, 2007 were as follows:

	Outstanding Warrants			Exercisable Warrants

		Average
		Weighted
		Remaining			Weighted
		Contractual			Average
		Life	Exercise		Exercise
Range of	Number	in Years	Price	Number	Price

0.10	6,358,750	1.05	0.10	6,358,750	0.10
0.25	150,000	1.25	0.25	150,000	0.25
0.50	3,701,359	1.33	0.50	3,701,359	0.50
0.60	250,000	0.92	0.60	250,000	0.60
1.00	1,690,000	0.93	1.00	1,690,000	1.00
2.00	1,170,000	0.94	2.00	1,170,000	2.00
3.00	275,000	0.50	3.00	275,000	3.00
	13,595,109	1.09		13,595,109	0.65

NOTE 12 - RELATED PARTY TRANSACTIONS

Office Space - On April 12, 2006, the Company entered into an Amended and Restated Sublease with Mr. Baer (effective as of April 1, 2006) (the “Amended and Restated Sublease”).  During 2006 and 2007, we paid Mr. Baer approximately $198,000 and $236,400 in rent, respectively.

Under the terms of the Amended and Restated Sublease, the Company is leasing an aggregate of approximately 15,000 square feet, of which it is occupying approximately 9,800 square feet.  We are subleasing the remaining 5,200 square feet to a third party under a month to month tenancy at a rate of approximately $6,300 per month.  The Company can terminate this sublease upon thirty (30) days written notice to our subtenant.  The Company believes that it may need additional space in the foreseeable future, and that this space would be suitable for an expansion of its production and office facilities (see Note 15).

Equipment - The Company uses and, in consideration of such use, makes lease and rent payments for, equipment that is leased by an entity owned by the Company’s former CEO.  During 2007 and 2006, equipment rental and lease expense paid to the entity amounted to $7,888 and $6,712, respectively.  The lease and rental payments equal the debt service on the equipment.  The former CEO intends to transfer the equipment to the Company, for no consideration, once the note is paid in full.  At December 31, 2007, there were no amounts payable to the former CEO for this rent.

Marketing Consultant Agreement – The Company has entered into an agreement with a significant shareholder and former CEO to provide marketing services whereby the Company shall pay commissions at the rate of $.50- per bottle for every bottle sold under this agreement.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 13 - INCOME TAXES

At December 31, 2007, the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $11,100,000, which may be applied against future taxable income, if any, at various dates from 2023 through 2027.  Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2007, the Company had a deferred tax asset of approximately $3,774,000 representing the benefit of its net operating loss carry-forwards.  The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $650,000 and $1,015,000 in 2007 and 2006 respectively.

NOTE 14 – CONCENTRATIONS

Customers - The Company has no significant dependence on a limited range of suppliers or purchasers.  Revenues are generated primarily by Internet sales, none of whom constitute a concentration the loss of which could have a material impact on the operations of the Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease Commitment -- We are leasing approximately 15,000 square feet of office and production space located in Scottsdale, Arizona from a majority shareholder.  Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet.  We are subleasing the remaining 5,200 square feet to a third party under a month to month tenancy at a rate of approximately $6,300 per month.  This sublease can be terminated upon thirty (30) days written notice to our subtenant.  We believe that we may need additional space in the foreseeable future, and that this space would be suitable for an expansion of our production and office facilities (see Note 15).  We incurred $236,933 in rent expense and recognized $85,739 in sublet rent income during fiscal 2007.

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease on March 31, 2013.  The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000.  The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index.  We paid an additional security deposit of approximately $110,000.  The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing.

The Company has entered into a two year lease commencing September 1, 2006, for a warehousing and bottling facility.  The lease calls for minimum annual rents of approximately $25,000 and $26,000 for each of the twelve month periods ending August 31, 2007 and August 31, 2008, respectively.  Rent expense under this lease for the year ended December 31, 2007 was approximately $27,600.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

NOTE 15 – COMMITMENTS AND CONTINGENCIES [Continued]

The future minimum lease payments related to the Amended and Restated Sublease and the new 2 year lease are as follows:

2008	$271,000
2009	$257,000
2010	$263,000
2011	$270,000
2012	$277,000
Thereafter	$2,167,608

Legal Proceedings - In April, 2004, we learned that the staff of the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into the accuracy of certain of our press releases and other public disclosures, and trading in our securities.  We cooperated fully with the SEC staff’s informal inquiry by producing documents and having certain of our officers appear for testimony at the SEC’s offices.  On or about July 14, 2004, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony.  We understood that the factual basis underlying the Order of Investigation are questions as to (i) whether there were any false or misleading statements or material omissions in reports we filed with the SEC or in other public documents or disclosures, including statements about the efficacy of our primary product, ProAlgaZyme®; or (ii) whether there was improper trading or other activity in our securities.  In November, 2006, we entered into a settlement with the SEC, under which, among other things, our then CEO, Howard R. Baer resigned.

NOTE 16 - SUBSEQUENT EVENTS

From January to March 31, 2008, we issued 3,299,990 shares of stock and warrants to purchase 6,599,980 shares of stock for $329,993 cash.  In addition, from January through March 31, 2008, the Company raised an aggregate of $90,000, which was received from the sale of 1% convertible notes in the aggregate principal amount of $90,000 (the “Convertible Notes”) and warrants to purchase 1,800,000 shares of common stock, at an exercise price of $.10 per share for a term of three years (the “Warrants).

The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of three years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, eight months after the original issue date, at the discretion of the holder, into shares of common stock, at $.10 per share.  Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at a fixed conversion price of $.10 per share.

The Company will record a combined debt discount to reflect the beneficial conversion feature of the convertible debt and the value of the warrants.  The beneficial conversion feature will be computed pursuant to Emerging Issues Task Force (“ETIF”) 00-27:  Application of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” To Certain Convertible Instruments.  In accordance with EITF 00-27, the fair value of the warrants will be recorded as a reduction to the carrying amount of the convertible debt and as addition to paid-in capital.   The Company will amortize the discount over the term of the debt.

From January through March 31, 2008 the Company issued 1,585,540 shares of common stock upon conversion of $365,000 in principal and $1,432 in interest as a result of conversions of debt.

Effective April 1, 2008 the Company expanded its production facilities and will occupy the entire leased facility, pursuant to an agreement made in March.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [continued]

EXHIBIT INDEX

Exhibit Number	Title
2.1	Agreement and Plan of Reorganization	(1)
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)
3.2	By-laws of the Company	(3)
4.1	Form of Convertible Note Subscription Agreement dated July/August 2007	(5)
4.2	Form of Convertible Note dated July/August 2007	(10)
4.3	Form of Warrant (Convertible Note Offering)	(11)
10.01	Consulting Agreement with Dr. Robert Cohen dated July 9, 2007	(12)
10.02	Amended and Restated Sublease between Howard R. Baer and the Company, dated April 12, 2006	(6)
10.03	Subscription Agreement, dated June 21, 2004, between William J. Rogers, II and the Company	(2)
10.04	Common Stock Purchase Warrant of the Company issued to William J. Rogers, II and dated July 29, 2005	(8)
10.05	Branding and Marketing Agreement with Specialty Nutrition Group, Inc.	(9)
14.1	Code of Ethics	(7)
21	Subsidiaries of the Registrant	(4)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)

Filed as Exhibit 4.1 to our Form 10-QSB, filed with the Commission on November 14, 2007 and incorporated by the reference.

(6)

Filed as Exhibit 10.02 to our Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated by this reference.

(7)

Filed as Exhibit 99 to our Form 10-KSB, filed with the Commission on April 1, 2004, and incorporated by this reference.

(8)

Filed as Exhibit 10.09 to our Form 10-QSB, filed with the Commission on August 16, 2005 and incorporated by this reference.

(9)

Filed herewith.

(10)

Filed as Exhibit 4.2 to our Form 10-QSB, filed with the Commission on November 14, 2007 and incorporated by this reference.

(11)

Filed as Exhibit 4.3 to our Form 10-QSB, filed with the Commission on November 14, 2007 and incorporated by this reference.

(12)

Filed as Exhibit 10.1 to our Form 10-QSB, filed with the Commission on November 14, 2007 and incorporated by this reference.