Form 10-Q
period 2008-03-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2008-05-15
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes  ☐          No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 50,993,517 shares of common stock, $0.001 par value, outstanding at May 15, 2008.

FORM 10-Q

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

•

our financial condition or results of operations

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash	$45,165	$5,110
Accounts receivable, less reserve of $7,247	2,415	2,415
Inventories	13,653	21,508
Prepaid Expenses	18,870	4,719
Total Current Assets	80,103	33,752

PROPERTY AND EQUIPMENT, NET	119,619	108,010

OTHER ASSETS:
Definite-life intangible Assets, net	10,827	11,068
Deposits	122,015	122,015
Total Other Assets	132,842	133,083

TOTAL ASSETS	$332,564	$274,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$447,482	$533,325
Note Payable, Other	-	20,000
Current portion, long term debt	6,272	6,130
Accrued Payroll and Payroll Taxes	24,162	53,526
Accrued Liabilities	33,996	65,820
Total Current Liabilities	511,912	678,801

LONG TERM LIABILITIES:
Notes payable, less current portion	15,261	16,884
Convertible Debenture Payable, less Discount	82,331	252,310
Deferred rent expense	92,186	82,216
Total Long term Liabilities	189,778	351,410

COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	701,690	1,030,211

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
50,210,187 and 44,226,311 issued and outstanding	50,210	44,226
Additional Paid-In Capital	16,425,104	15,377,434
Accumulated deficit	(16,844,440)	(16,177,026)
Total Stockholders' Deficit	(369,126)	(755,366)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$332,564	$274,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months ended	Months ended
	March 31, 2008	March 31, 2007

NET SALES	$35,551	$58,560

COST OF SALES	30,500	42,404

GROSS PROFIT (LOSS)	5,051	16,156

OPERATING EXPENSES:
Selling and Marketing	65,960	38,935
General and Administrative	201,077	537,520
Research and Development	16,488	80,683

Total Operating Expenses	283,525	657,138

LOSS FROM OPERATIONS	(278,474)	(640,982)

OTHER INCOME (EXPENSE):
Other income - rent	19,047	23,805
Cancellation of contract	-	18,000
Amortization of Bond Discount	(405,028)	-
Interest income	-	-
Interest Expense	(2,959)	(1,723)
Interest Expense - Related Party	-	(12,612)

Total Other Income (Expense)	(388,940)	27,470

NET LOSS	$(667,414)	$(613,512)

BASIC AND DILUTED LOSS
PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	46,440,168	40,177,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net Loss	$(667,414)	$(613,512)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered		13,550
Stock issued to employees for services	12,676	229,680
Non-cash - reversal of contract	-	(18,000)
Amortization of bond discount	405,028	-
Amortization of intangibles	241	242
Depreciation expense	7,508	6,924
Increase in deferred rent	9,970	9,199
Changes in assets and liabilities:
Decrease in accounts receivable		6,892
Decrease in inventories	7,855	4,336
(Increase) decrease in prepaid expenses	(14,151)	1,451
(Decrease) in deposits payable	-	(6,089)
(Decrease) in accounts payable	(85,843)	(110,575)
Increase (decrease) in accrued payroll and payroll taxes	(29,364)	3,814
(Decrease) in accrued liabilities	(29,353)	(8,084)
Net Cash (Used) by Operating Activities	(382,847)	(480,172)

Cash Flows from Investing Activities:
Capital expenditures	(19,117)	(3,702)
Net Cash (Used) by Investing Activities	(19,117)	(3,702)

Cash Flow from Financing Activities:
Proceeds from shareholder advances	-	164,000
Payment of shareholder advances	-	(5,714)
Payment on related party note		(7,947)
Payments of other borrowings	(21,480)	(1,351)
Payment of fees in connection with sale of common stock
and warrants		(84,900)
Proceeds from issuance of convertible debentures, net of discount	110,000	-
Proceeds from sale of common stock and warrants	353,499	896,000
Net Cash Provided by Financing Activities	442,019	960,088

Increase in Cash	40,055	476,214

Cash at Beginning of Period	5,110	9,724

Cash at End of Period	$45,165	$485,938
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$959	$8,975
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

First Quarter 2008:

During the three month period of time ending on March 31, 2008 the Company issued 2,281,720 shares of common stock upon conversion of $575,000 in principal and $2,481 in interest as a result of conversions of debt.

The Company recorded a combined debt discount of $110,000 to reflect the beneficial conversion feature of the convertible debt and value of the related warrants.

The Company issued 70,000 shares of stock as finders fees, valued at $21,000.

First Quarter 2007:

The Company accrued cash finders fees of $4,500, and recorded 311,375 warrants as finders fees.  These warrants were valued at $187,959 using the Black-Scholes pricing model.

The Company recorded the issuance of a promissory note receivable for $96,000 upon the exercise of 240,000 shares of stock at $.40 per share.  This note was paid in full on April 2, 2007.

The accompanying notes are an integral paof these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiaries (collectively, the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-KSB as of that date.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008, or any other period.

In  February, 2007, we established HEPI Pharmaceuticals, Inc. as a wholly owned subsidiary of HEPI (“HEPI Pharma”).  The purpose of the pharmaceutical subsidiary will be to develop potential pharmaceutical applications for HEPI’s primary product, ProAlgaZyme®(PAZ). In connection with the formation of HEPI Pharma,  we entered into a Pharmaceutical Development Agreement with our new subsidiary. Under the Development Agreement, we granted the subsidiary the right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, we became the sole stockholder of the subsidiary and are entitled to certain payments based on the attainment of specified development milestones and sales revenues.

The Company incurred net losses of $667,414 and $613,512 for the three months ended March 31, 2008 and 2007, respectively.  In addition, the Company had a working capital deficiency of $431,809 and a stockholders’ deficit of $369,126 at March 31, 2008.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital.  During the first quarter of 2008, the Company raised approximately $460,000 in net proceeds from the private sale of its common stock and warrants, and the issuance of convertible debentures.  There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

NOTE 2 – INVENTORIES

Inventories at March 31, 2008 and  December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007

Work in process	$3,920	$4,864
Finished goods	9,733	16,644

	$13,653	$21,508

 NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007

Furniture and fixtures	$49,465	$49,465
Equipment	73,839	54,722
Leasehold improvements	40,175	40,175

	163,479	144,362
Less accumulated depreciation and amortization	43,860	36,352

	$119,619	$108,010

 Depreciation and amortization was $7,508 for the three months ended March 31, 2008.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007

Patent applications pending	$14,500	$14,500
Less: Accumulated amortization	3,673	3,432

	$10,827	$11,068

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the three months ended March 31, 2008 and 2007 was $241 and $242, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 5 – LONG TERM DEBT:

Long term debt consists of the following:	March 31, 2008	December 31, 2007
Installment notes, bearing interest at 8.8% and 9.5%
per annum and due November 2010 and March 2011.
The loans are secured by certain of the Company’s
equipment	$21,533	$23,014

Less current portion	6,272	6,130

	$15,261	$16,884

Maturities of the long-term debt are as follows:

March 31,

2009	$6,272
2010	6,873
2011	6,059
2012	2,329

$21,533

NOTE 6 – CONVERTIBLE DEBT

In July and August 2007, the Company sold for aggregate consideration of $775,000 1% convertible notes in the aggregate principal amount of $775,000 (“Notes”) and warrants to purchase 1,550,000 shares of common stock, at an exercise price of $.50 per share for a term of three years (“Warrants). The Company issued warrants to purchase 60,000 shares of common stock at an exercise price of $.50 per share for a term of three years as finder’s fees. These warrants were valued at $19,304 using the Black-

Scholes pricing model with the following assumptions: expected volatility 106.55%; expected dividend 0; expected term 3 years; and risk free rate 3.1%.

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

The Company recorded a deferred debt discount in the amount of $607,003, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates”, to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $306,771 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($300,232) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.  The Company is amortizing the debt discount over the term of the debt.  Amortization of debt discount was $50,584 for the three months ended March 31, 2008.  During the quarter ended March 31, 2008 the Company issued 2,281,720 shares of common stock upon conversion of $575,000 principal and $2,481 accrued interest.  Accordingly, the Company recorded additional amortization of debt discount in the amount of $350,277 related to the converted debt.

In the first quarter of 2008, the Company sold for aggregate consideration of $110,000 1% convertible notes in the aggregate principal amount of $110,000 (“Notes”) and warrants to purchase 2,200,000 shares of common stock, at an exercise price of $.10 per share for a term of three years (“Warrants).

The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate of $.10 per share.  Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at $.10 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate equal to $.10 per share.

The Company recorded a deferred debt discount in the amount of $110,000, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates”, to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $19,671 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($90,329) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.  The Company is amortizing the debt discount over the term of the debt.  Amortization of debt discount for the three months ended March 31, 2008 was $4,167.

NOTE 7 – RELATED PARTY TRANSACTIONS

Marketing Consultant Agreement – The Company has entered into an agreement with a significant shareholder and former CEO to provide marketing services whereby the Company shall pay commissions at the rate of $.50- per bottle for every bottle sold under this agreement.

NOTE 8 - STOCKHOLDERS’ DEFICIT

On February 15, 2007, the Company’s board of directors declared a distribution in the form of shares of the common stock of its new wholly-owned subsidiary, HEPI Pharma, to all shareholders of record as of March 15, 2007. Each shareholder of record on the record date received 1 share of the new pharmaceutical company for every 10 shares of common stock of HEPI they owned on the record date. The shares of the pharmaceutical subsidiary will be distributed promptly following compliance with applicable laws, including the Company delivering an information statement to its stockholders pursuant to the requirements of the Securities Exchange Act of 1934 ("Exchange Act") and the effectiveness of the pharmaceutical subsidiary's registration under the Exchange Act. The number of shares to be distributed will at the time of distribution represent 10% of the total outstanding shares of the new company. It is anticipated that the remaining 90% of the equity of the subsidiary will be owned by the Company.

During the quarter ended March 31, 2008, the Company issued 97,500 shares of common stock valued at $12,676 to employees for services.  The Company sold 3,534,990 shares of common stock and warrants to purchase 7,069,980 shares at $.10 per share for a term of three years,  in a private placement, received $353,499 in proceeds, and issued 70,000 shares of common stock for finder’s fees, valued at $21,000. The Company issued 2,281,720 shares of common stock upon conversion of $575,000 in principal and $2,481 in interest as a result of conversions of debt.

A summary of the status of the Company’s warrants is presented below.

	March 31, 2008		March 31, 2007
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of period	13,595,109	$0.55	21,761,325	$0.49

Issued	9,269,998	0.10	150,000	0.25

Exercised	-	-	(6,502,575)	0.15

Expired	-	-	-	-

Outstanding, end of period	22,865,107	$0.37	15,408,750	$0.63

Warrants outstanding and exercisable by price range as of March 31, 2008 were as follows:

	Outstanding Warrants			Exercisable Warrants

		Average
		Weighted
		Remaining			Weighted
		Contractual			Average
		Life	Exercise		Exercise
Range of	Number	in Years	Price	Number	Price

0.10	15,628,748	2.10	0.10	15,628,748	$0.10
0.25	150,000	1.25	0.25	150,000	0.25
0.50	3,701,359	1.33	0.50	3,701,359	0.50
0.60	250,000	0.92	0.60	250,000	0.60

1.00	1,690,000	0.93	1.00	1,690,000	1.00
2.00	1,170,000	0.94	2.00	1,170,000	2.00
3.00	275,000	0.50	3.00	275,000	3.00

	22,865,107	1.80		22,865,107	$0.65

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitment -- We are leasing approximately 15,000 square feet of office and production space located in Scottsdale, Arizona from a majority shareholder.  Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet.  We are subleasing the remaining 5,200 square feet to a third party under a month to month tenancy at a rate of approximately $6,300 per month.  This sublease can be terminated upon thirty (30) days written notice to our subtenant, and was terminated effective April 1, 2008 to accommodate the expansion of our production and office facilities.  We incurred approximately $59,000 in rent expense and recognized $19,000 in sublet rent income during the first quarter of 2008.

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease on March 31, 2013.  The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000.  The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index.  We paid an additional security deposit of approximately $110,000.  The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing.  We are currently in the process of reviewing and amending the lease since we now occupy the entire facility.

The Company has entered into a two year lease commencing September 1, 2006, for a warehousing and bottling facility.  The lease calls for minimum annual rents of approximately $25,000 and $26,000 for each of the twelve month periods ending August 31, 2007 and August 31, 2008, respectively.  Rent expense under this lease for the quarter ended March 31, 2008 was approximately $6,600.

The future minimum lease payments related to the Amended and Restated Sublease and the warehouse lease, are as follows:

Year Ending December 31,
2008	$199,613
2009	258,453
2010	264,915
2011	271,537
2012	278,327
Thereafter	2,098,025

NOTE 10 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt – 1,900,000 and warrants – 22,865,107 at March 31, 2008 and warrants - 15,408,750 at March 31, 2007) are anti-dilutive.

NOTE 10 - SUBSEQUENT EVENTS

During April of 2008 the Company sold 783,330 shares of common stock and warrants to purchase 15,666,660 shares of stock at $.10 per share for a term of three years, and issued $20,000 in convertible debentures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Income taxes

We account for income taxes using the asset and liability method described in SFAS No. 109, "Accounting For Income Taxes," the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than that some portion or all of the deferred tax assets will not be realized.

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

Results of Operations for the three months ended March 31, 2008 and March 31, 2007.

Net Sales. Net sales for the three months ended March 31, 2008 were $35,551 as compared to $58,560 for the three months ended March 31, 2007.  These sales reflect principally revenues from the ProAlgaZyme product.  We currently market our product over the Internet, and by telephone. We have recently had limited success with retail grocery store outlets and expect to expand our presence in the retail market in 2008.

Throughout 2007 and 2008, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme® product, contributing to a low level of net sales.  Although the ProAlgaZyme® product is available for sale and we are exploring various potential marketing opportunities, we are currently advertising on a limited basis and expect only limited sales revenue until at least the second quarter of 2008.  We believe that our ability to generate sales of the ProAlgaZyme® product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising.  The testing necessary to further characterizing the product, identifying its method of action and establishing its effectiveness is ongoing.

Cost of Sales. Cost of Sales was $30,500 for the three months ended March 31, 2008, as compared to $42,404 for the comparable period in 2007.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  The decrease in cost of sales for 2008 is a direct result of our decreased sales volume.

Gross Profit. Gross Profit was $5,051 for the three months ended March 31, 2008, as compared to $16,156 for the comparable period in 2007.  The decreased gross profit for 2008 is due to the decrease in sales.

Research and Development Expenses. For the three months ended March 31, 2008, we incurred $16,488 on research and development expenses, as compared to $80,683 for the comparable period in 2007. These expenses are comprised of costs associated with internal and external research.  The decrease in our research and development is due to a decrease in available cash for research.

We have in the past had difficulty raising substantial funds from external sources; however, we recently raised a limited amount of capital.  We may not be able to raise the funding that we need to undertake further research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme® with objective clinical support for its efficacy will be impeded, thereby hindering our ability to generate sales revenue and impacting negatively our operating results.

Selling and Marketing Expenses. Selling and marketing expenses were $65,960 for the three months ended March 31, 2008, as compared to $38,935 for the comparable period in 2007.  The increase in 2008 was due to costs associated with rebranding and remarketing of our product during the first quarter of 2008.  We are working with a national marketing consultant to increase our national exposure.  We intend to continue to direct our in house selling efforts to existing ProAlgaZyme® users during 2008.  The consultants will provide us with exposure in the media through the use of radio and television segments.

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

General and Administrative Expenses. General and administrative expense was $201,077 for the three months ended March 31, 2008, as compared to $537,520 for the comparable period in 2007.  The decrease in general and administrative expenses is due primarily to a $250,000 decrease in stock based compensation issued to consultants, and a $50,000 decrease in legal fees.

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

We have had limited revenue ($35,551 for the three months ended March 31, 2008) and have incurred significant net losses since inception, including a net loss of $667,414 during the three months ended March 31, 2008.  We expect only limited sales revenue until at least the second quarter of 2008.  Further, we have incurred recurring negative cash flow from operations.  During the three months ended March 31, 2008, we incurred negative cash flows from operations of $382,847.  As of May 15, 2008, we had a cash balance of approximately $45,000.  We had a working capital deficiency of $431,809 and a stockholders’ deficit of $369,126 as of March 31, 2008.  Although we recently raised a limited amount of capital, we have in the past had difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2008 and 2007, our operating activities used $382,847 and $480,172 in cash, respectively.  Our financing activities generated $442,019 and $960,088 during the three months ended March 31, 2008 and 2007, respectively.  The approximate $500,000 decrease in cash generated by our financing activities is primarily attributable to a decrease in proceeds from the sale of common stock and warrants.  In addition, we received gross proceeds from equity sales of $354,000 during the three months ended March 31, 2008.

We estimate that we will require approximately $4,250,000 in cash over the next 12 months in order to fund our operations, and initiate the clinical research for our subsidiary.  Based on this cash requirement, we have an immediate need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  Historically, we have had difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources. If we are not able to raise additional funds in the immediate future we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

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

Item 3. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the principal executive officer and the principal accounting officer, carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the principal executive officer and the principal accounting officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)   Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting, known to the principal executive officer or the principal accounting officer, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company issued 97,500 shares of stock to employees for future services, valued at $12,676.

In March of 2008, the Company issued 70,000 shares of common stock, valued at $21,000 for finders fees related to the sales of stock during the first quarter.

During the quarter ended March 31, 2008 the Company sold 3,534,990 shares of common stock and warrants to purchase 7,069,980 shares of stock for $.10 per share for a term of three years and received proceeds of $353,499, used for operations. The Company sold for aggregate consideration of $110,000 1% convertible notes in the aggregate principal amount of $110,000 (“Notes”) and warrants to purchase 2,200,000 shares of common stock, at an exercise price of $.10 per share for a term of three years (“Warrants).   The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate of $.10 per share. Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at $.10 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended,  at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate of $.10 per share.

The Company issued 2,281,720 shares of common stock upon conversion of $575,000 in principal and $2,481 in interest as a result of conversions of debt.

During April of 2008 the Company sold 833,330 shares of common stock and warrants to purchase 1,666,660 shares of common stock with an exercise price of $.10 and a term of three years.  The Company sold for aggregate consideration of $20,000 1% convertible notes in the aggregate principal amount of $20,000 (“Notes”) and warrants to purchase 400,0000 shares of common stock, at an exercise price of $.10 per share for a term of three years (“Warrants).   The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate of $.10 per share.  Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at $.10 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate of $.10 per share.

The Company believes that the foregoing transactions were exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (“the Act”), based on the following facts: there was no general solicitation, there was a limited number of purchasers, all of whom were “accredited investors” (within the meaning of Regulation D under the Act and all of whom were sophisticated about business and financial matters, and all shares issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) of the Act.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: May 15, 2008	By: /s/ Janet L. Crance
Principal Accounting Officer
Principal Administrative Officer

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization	(1)
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)
3.2	By-laws of the Company	(3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(4)

Filed as Exhibit 2.1 to our current Report on Form 8-K, Filed with the Commission on December 9, 2003 and incorporated by this reference.

(5)

Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.

(6)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.