Form 10-Q/A
period 2008-03-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2008-05-16
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q/A

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q (the “Original Filing”) for the three months ended March 31, 2008, which was filed with the Securities and Exchange Commission on May 15, 2008.  This amendment is being filed to clarify the future cash needs of the Company.  As a result of this Amendment, the certifications made pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.

This Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing, and, accordingly, this Amendment should be read in conjunction with the Original Filing.

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

We estimate that we will require approximately $1,250,000 in cash over the next 12 months in order to fund our operations. Based on this cash requirement, we have an immediate need for additional funding.  At the present time the Company doesn’t plan to initiate the clinical research for our subsidiary.  However if we were to initiate the clinical research, we would require an additional  $3,000,000.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  Historically, we have had difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources. If we are not able to raise additional funds in the immediate future we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

We have only limited product liability insurance.  If a product claim were successfully made against us, there could be a material adverse effect on our financial condition.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

     May 16, 2008

Health Enhancement Products, Inc.

By: /s/ Janet L. Crance

Chief Administrative Officer

Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:

      May 16, 2008

By: /s/ Janet L. Crance

Chief Administrative Officer

Principal Financial Officer

Date:         May 16, 2008

By: /s/ Janet L. Crance

Chief Financial Officer

Principal Financial Officer

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4