Form 10-Q
period 2008-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2008-08-14
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐

Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes  ☐           No    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 54,186,703 shares of common stock, $0.001 par value, outstanding at August 14, 2008.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	our ability to raise the funds we need to continue our operations;

•	our goal to increase our revenues and become profitable;

•	regulation of our product;

•	our ability to expand the production of our product;

•	market acceptance of our product;

•	future testing of our product;

•	the anticipated performance and benefits of our product and

•	our financial condition or results of operations.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2008

	(Unaudited)
	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$26,488	$5,110
Accounts receivable, less reserve of $7,247	21,538	2,415
Rent receivable, related party	11,800	-
Inventories	69,128	21,508
Prepaid Expenses	41,986	4,719
Total Current Assets	170,940	33,752

PROPERTY AND EQUIPMENT, NET	156,466	108,010

OTHER ASSETS:
Definite-life intangible Assets, net	10,585	11,068
Deposits	122,015	122,015
Total Other Assets	132,600	133,083
	$460,006	$274,845
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$462,545	$533,325
Note Payable, Other	-	20,000
Current portion, long term debt	6,417	6,130
Accrued Payroll and Payroll Taxes	31,003	53,526
Accrued Liabilities	16,861	65,820
Total Current Liabilities	516,826	678,801

LONG TERM LIABILITIES:
Notes payable, less current portion	13,602	16,884
Convertible Debenture Payable, less Discount	82,306	252,310
Deferred rent expense	103,606	82,216
Total Long term Liabilities	199,514	351,410

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES	716,340	1,030,211

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized;
54,186,703 and 44,226,311 issued and outstanding	54,187	44,226
Additional Paid-In Capital	17,033,402	15,377,434
Accumulated deficit	(17,343,923)	(16,177,026)
Total Stockholders' Deficit	(256,334)	(755,366)
	$460,006	$274,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months ended	Months ended	Months ended	Months ended
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

NET SALES	$48,176	$59,602	$106,736	$95,153

COST OF SALES	42,398	47,091	84,802	77,591

GROSS PROFIT (LOSS)	5,778	12,511	21,934	17,562

OPERATING EXPENSES:
Selling	31,310	62,224	70,245	128,184
General and Administrative	322,867	371,896	860,387	572,973
Research and Development	116,582	36,009	197,265	52,497

Total Operating Expenses	470,759	470,129	1,127,897	753,654

LOSS FROM OPERATIONS	(464,981)	(457,618)	(1,105,963)	(736,092)

OTHER INCOME (EXPENSE):
Other income - rent	23,840	11,800	47,645	30,847
Cancellation of contract	-	-	18,000	-
Amortization of Bond Interest	-	(49,976)	-	(454,955)
Interest income	1,249	-	1,249	-
Interest Expense	(1,363)	(1,186)	(3,086)	(4,194)
Interest Expense - Related Party	(15,240)	(2,503)	(27,852)	(2,503)

Total Other Income (Expense)	8,486	(41,865)	35,956	(430,805)

NET LOSS	$(456,495)	$(499,483)	$(1,070,007)	$(1,166,897)

BASIC AND DILUTED LOSS
PER SHARE	($0.01)	($0.01)	($0.03)	($0.02)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	42,342,252	52,069,802	41,263,174	49,254,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2007	June 30, 2008
Cash Flows for Operating Activities:
Net Loss	$(1,070,007)	$(1,166,897)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	17,300	43,250
Stock issued to employees for services	229,680	12,676
Warrants granted for services rendered	20,000	101,476
Non-cash - reversal of contract	(18,000)	-
Amortization of bond discount	-	454,955
Amortization of intangibles	483	483
Depreciation expense	13,719	15,498
Increase in deferred rent	19,852	21,390
Changes in assets and liabilities:
(Increase) in accounts receivable	(5,668)	(19,123)
(Increase) decrease in inventories	11,180	(47,620)
(Increase) in rent receivable		(11,800)
(Increase) in prepaid expenses	(46,661)	(37,267)
(Decrease) in deposits	(6,089)	-
(Decrease) in accounts payable	(75,767)	(70,780)
Increase (decrease) in payroll and payroll taxes	38,774	(22,523)
Increase (Decrease) in accrued liabilities	45,008	(46,057)
Net Cash (Used) by Operating Activities	(826,196)	(772,339)

Cash Flows from Investing Activities:
Capital expenditures	(3,702)	(63,953)
Net Cash (Used) by Investing Activities	(3,702)	(63,953)

Cash Flow from Financing Activities:
Proceeds from shareholder advances	180,500	-
Payment of shareholder advances	(209,000)	-
Payment on related party note		(20,000)
Payments of other borrowings	(2,733)	(2,995)
Payment of fees in connection with sale of common stock
and warrants	(89,400)	-
Proceeds from issuance of convertible debentures		151,000
Proceeds from sale of common stock and exercise of warrants	992,000	729,665
Net Cash Provided by Financing Activities	871,367	857,670

Increase (Decrease) in Cash	41,469	21,378

Cash at Beginning of Period	9,724	5,110

Cash at End of Period	$51,193	$26,488
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$30,939	$1,333
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months ended June 30, 2008:

During the three-month period ending June 30, 2008, the Company issued 2,281,720 shares of common stock upon conversion of $575,000 in principal and $2,481 in interest as a result of conversion of debt.

The Company recorded a combined debt discount of $151,000 to reflect the beneficial conversion feature of the convertible debt and value of the related warrants.

The Company issued 70,000 shares of stock as finders fees, valued at $21,000.

During the three-month period ending June 30, 2008, the Company issued 129,511 shares of common stock upon conversion of $50,000 in principal and $382 in interest as a result of conversion of debt.

Six Months ended June 30, 2007:

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiaries (collectively, the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-KSB filed with the SEC on April 12, 2008.

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008, or any other period.

In February, 2007, we established HEPI Pharmaceuticals, Inc. (“HEPI Pharma”) as a wholly owned subsidiary of Health Enhancement Products, Inc.  The purpose of the pharmaceutical subsidiary will be to develop potential pharmaceutical applications for the Company’s primary product, ProAlgaZyme®(PAZ). In connection with the formation of HEPI Pharma,  we entered into a Pharmaceutical Development Agreement with our new subsidiary. Under the Development Agreement, we granted the subsidiary the right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, we became the sole stockholder of the subsidiary and are entitled to certain payments based on the attainment of specified development milestones and sales revenues.

The Company incurred net losses of $1,166,897 and $1,070,007 for the six months ended June 30, 2008 and 2007, respectively.  In addition, the Company had a working capital deficiency of $345,886 and a stockholders’ deficit of $256,334 at June 30, 2008.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital.  During the first six months of 2008, the Company raised approximately $881,000 in net proceeds from the private sale of its common stock and exercise of warrants, and the issuance of convertible debentures.  There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

NOTE 2 – INVENTORIES

Inventories at June 30, 2008 and December 31, 2007 consist of the following:
	June 30, 2008	December 31, 2007

Raw materials	$35,137	$-
Work in process	-	4,864
Finished goods	33,991	16,644

	$69,128	$21,508

 NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 consists of the following:
	June 30, 2008	December 31, 2007

Furniture and fixtures	$49,465	$49,465
Equipment	73,449	54,722
Leasehold improvements	85,402	40,175

	208,316	144,362
Less accumulated depreciation and amortization	51,850	36,352

	$156,466	$108,010

Depreciation and amortization was $15,498 and 13,719 for the six months ended June 30, 2008 and 2007 respectively.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at June 30, 2008 and December 31, 2007 consist of the following:
	June 30, 2008	December 31, 2007

Patent applications pending	$14,500	$14,500
Less: Accumulated amortization	3,915	3,432

	$10,585	$11,068

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the six months ended June 30, 2008 and 2007 was $483 and $483, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 5 – LONG TERM DEBT:

Long term debt consists of the following:

Installment notes, bearing interest at 8.8% and 9.5%
per annum and due November 2010 and March 2011,	June 30, 2008	December 31, 2007
respectively. The loans are secured by certain of the
Company's equipment	$20,019	$23,014

Less current portion	6,417	6,130

	$13,602	$16,884

Maturities of the long-term debt are as follows:

June 30,

2009	$6,417
2010	7,033
2011	5,097
2012	1,472

$20,019

NOTE 6 – CONVERTIBLE DEBT

In July and August 2007, the Company sold, for aggregate consideration of $775,000, 1% convertible notes in the aggregate principal amount of $775,000 (“Notes”) and warrants to purchase 1,550,000 shares of common stock, at an exercise price of $.50 per share for a term of three years (“Warrants).  The Company also issued warrants to purchase 60,000 shares of common stock at an exercise price of $.50 per               share for a term of three years as finder’s fees. These warrants were valued at $19,304 using the Black-Scholes pricing model with the following assumptions: expected volatility 106.55%; expected dividend 0; expected term 3 years; and risk free rate of 3.1%.

The Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years (subject to the Company’s right to extend the term for an additional three years); cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate equal to the lesser of (i) $.50 per share and (ii) the Market Price (as defined in the Notes) (but not less than $.25 per share).  Accrued interest will be paid on the maturity date, as the same may be extended, in shares of common stock, valued at the Market Price, but not less than $.25 per share, and, unless the Note is converted prior to its maturity date, as the same may be extended,  at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate equal to the lesser of (i) $.50 per share and (ii) the Market Price (but not less than $.25 per share).

The Company recorded a deferred debt discount in the amount of $607,003, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates”, to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $306,771 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($300,232) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.  The Company is amortizing the debt discount over the term of the debt.  Amortization of debt discount was $61,416 for the six months ended June 30, 2008.  During the six months ended June 30, 2008, the Company issued 2,411,240 shares of common stock upon conversion of $625,000 principal and $2,863 accrued interest.  Accordingly, the Company recorded additional amortization of debt discount in the amount of $379,649 for the six months ended June 30, 2008, related to the converted debt.

In the first quarter of 2008, the Company sold, for aggregate consideration of $110,000, 1% convertible notes in the aggregate principal amount of $110,000 and warrants to purchase 2,200,000 shares of common stock, at an exercise price of $.10 per share for a term of three years .   In the second quarter of 2008, the Company sold additional 1% convertible notes in the aggregate principal amount of $41,000 and warrants to purchase 820,000 shares of common stock, at an exercise price of $.10 per share for a term of three years. These convertible notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years (subject to the Company’s right to extend the term for an additional three years), cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate of $.10 per share.  Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at $.10 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate equal to $.10 per share.

The Company recorded a deferred debt discount in the amount of $151,000, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates”, to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $25,952 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($125,048) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.  The Company is amortizing the debt discount over the term of the debt.  Amortization of debt discount for the six months ended June 30, 2008 was $13,890.

NOTE 7 – RELATED PARTY TRANSACTIONS

Marketing Consultant Agreement – The Company has entered into an agreement with a significant shareholder and former CEO of the Company to provide marketing services whereby the Company shall pay commissions at the rate of $.50 per bottle for every bottle sold to unaffiliated companies under this agreement.  As of June 30, 2008 no commissions have been earned as a result of this contract.

Accounts Receivable – Included in accounts receivable is $20,039 due from Changing Times Vitamins, Inc., a privately owned corporation whose sole shareholder is a significant shareholder and former CEO of the Company.

Inventory – Ending inventory at June 30, 2008 includes approximately $27,000 in raw materials and $26,000 in finished product for Changing Times Vitamins, Inc., referred to above.  This inventory was custom manufactured to Changing Times Vitamins, Inc. specifications and differs from our ProAlgaZyme product.

Selling & Marketing Expense – Included in selling and marketing expense is an accrual for consulting fees in an amount of $15,000 due to a significant shareholder and former CEO of the Company, who is negotiating on our behalf for distribution agreements for our products.

Facility Cost – The Company has recorded sublet rent income of $11,800, which is an estimation of the rent reimbursement due the Company from a significant shareholder and former CEO of the Company, who now occupies a portion of the facility.  We are currently renegotiating the lease for our facility based on this change in the space occupied.  This amount is shown as “Rent receivable” on the balance sheet.

NOTE 8 - STOCKHOLDERS’ DEFICIT

On February 15, 2007, the Company’s board of directors declared a distribution in the form of shares of the common stock of its new wholly-owned subsidiary, HEPI Pharma, to all shareholders of record as of March 15, 2007. Each shareholder of record on the record date received one share of HEPI Pharma for every ten shares of common stock of the Company they owned on the record date. The shares of HEPI Pharma will be distributed promptly following compliance with applicable laws, including the Company delivering an information statement to its stockholders pursuant to the requirements of the Securities Exchange Act of 1934 ("Exchange Act") and the effectiveness of HEPI Pharma’s registration under the Exchange Act. The number of shares to be distributed will, at the time of distribution, represent approximately 10% of the total outstanding shares of HEPI Pharma. It is anticipated that the remaining approximately 90% of the equity of the subsidiary will be owned by the Company.

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

During the quarter ended June 30, 2008, the Company issued 85,000 shares to scientific consultants for services, valued at $43,250.  The Company sold 3,311,660 shares of common stock and warrants to purchase 6,623,320 shares at $.10 per share for a term of three years, in a private placement, and received $331,166 in proceeds.  The Company issued 450,000 shares of common stock upon exercise of outstanding warrants, and received $45,000 in proceeds.  The Company issued 129,511 shares of common stock upon conversion of $50,000 in principal and $382 in interest as a result of conversions of debt.  The Company issued warrants to purchase 200,000 shares of common stock to an employee.  These warrants were valued at $101,476 using the Black Scholes pricing model, with the following assumptions:  volatility 163.36%; discount rate 5%; dividends 0%, and term 3 years.

A summary of the status of the Company’s warrants is presented below.

	June 30, 2008		June 30, 2007
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of period	13,595,109	0.55	13,538,734	0.75
Issued	16,913,318	0.10	361,375	0.50
Exercised	(450,000)	0.10	(2,540,000)	0.30
Expired	(800,000)	1.10	(50,000)	3.75

Outstanding, end of period	29,258,427	0.27	11,310,109	0.83

Warrants outstanding and exercisable by price range as of June 30, 2008 were as follows:

	Outstanding Warrants			Exercisable Warrants

		Average
		Weighted
		Remaining			Weighted
		Contractual			Average
		Life	Exercise		Exercise
Range of	Number	in Years	Price	Number	Price

0.10	22,297,068	2.25	0.10	22,297,068	0.10
0.25	150,000	1.00	0.25	150,000	0.25
0.50	3,601,359	1.16	0.50	3,601,359	0.50
0.60	250,000	0.42	0.60	250,000	0.60
1.00	1,690,000	0.43	1.00	1,690,000	1.00
2.00	1,270,000	0.44	2.00	1,270,000	2.00

	29,258,427	1.88		29,258,427	0.65

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitment -- We are leasing approximately 15,000 square feet of office and production space located in Scottsdale, Arizona from a majority shareholder.  Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet.  We incurred approximately $118,000 in rent expense during the six months ended June 30, 2008.

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease on March 31, 2013.  The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000.  The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index.  We paid an additional security deposit of approximately $110,000.  The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing.  We are currently in the process of reviewing and amending the lease since there have been  changes in the occupancy of the building. We have recorded sublet rent income of $11,800 for the three months ended June 30, 2008, and a related rent receivable for the remaining space in the building which is now occupied by a significant shareholder  and former CEO of the Company.

The Company has entered into a two year lease commencing September 1, 2006, for a warehousing and bottling facility.  The lease calls for minimum annual rents of approximately $25,000 and $26,000 for each of the twelve month periods ending August 31, 2007 and August 31, 2008, respectively.  Rent expense under this lease for the six months ended June 30, was approximately $6,600.

The future minimum lease payments related to the Amended and Restated Sublease and the warehouse lease, are as follows:

Year Ending December 31,
2008	$129,227
2009	258,453
2010	264,915
2011	271,537
2012	278,327
Thereafter	2,098,025

NOTE 10 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt – 2,110,000 and warrants – 29,258,427 at June 30, 2008 and warrants – 11,310,109 at June 30, 2007) are anti-dilutive.

NOTE 11 – SUBSEQUENT EVENTS

On August 5, 2008, we signed a Memorandum of Understanding with Lava Corporation, a South Korean company, to distribute ProAlgaZyme and RecoveryX in their market.  Pursuant to this non-binding Memorandum of Understanding, the parties have set forth certain pricing and other terms and will negotiate a definitive distribution agreement within sixty days of the Memorandum of Understanding.

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

Results of Operations for the three months and six months ended June 30, 2008 and 2007.

Net Sales.  Net sales for the three and six months ended June 30, 2008 were $59,602 and $95,153 as compared to $48,176 and $106,736 for the three and six months ended June 30, 2007.  These sales reflect principally revenues from the ProAlgaZyme® product.  We currently market our product over the Internet and by telephone. We have recently had limited success with retail grocery store outlets and expect to expand our presence in the retail market in 2008.

Throughout 2007 and 2008, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme® product, contributing to a low level of net sales.  Although the ProAlgaZyme® product is available for sale and we are exploring various potential marketing opportunities, we are currently advertising on a limited basis and expect only limited sales revenue until at least the second half of 2008.  We believe that our ability to generate sales of the ProAlgaZyme® product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising.  The testing necessary to further characterize the product, identify its method of action and establish its effectiveness is ongoing.

Cost of Sales.  Cost of Sales was $47,091 and $77,591 for the three and six months ended June 30, 2008, as compared to $42,398 and $84,802 for the comparable period in 2007.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  The overall decrease in cost of sales for 2008 is a direct result of our slightly decreased sales volume.

Gross Profit.  Gross Profit was $12,511 and $17,562 for the three and six months ended June 30, 2008, as compared to $5,778 and $21,934 for the comparable period in 2007.  The decreased gross profit for 2008 is due to the decrease in production costs.

Research and Development Expenses.   For the three and six months ended June 30, 2008, we incurred $36,009 and $52,497 on research and development expenses, as compared to $116,582 and $197,265 for the comparable period in 2007.  These expenses are comprised of costs associated with internal and external research.  The decrease in our research and development is due to a decrease in available cash for research.

We have in the past had difficulty raising substantial funds from external sources; however, we recently raised a limited amount of capital.  We may not be able to raise the funding that we need to undertake further research and development activities.  In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue additional research activities.

Selling and Marketing Expenses. Selling and marketing expenses were $62,224 and $128,184 for the three and six months ended June 30, 2008, as compared to $31,310 and $70,245 for the comparable period in 2007.  The increase in 2008 was due to costs associated with outside marketing consultants to increase our national exposure and the rebranding of our product.  We intend to continue to direct our in house selling efforts to existing ProAlgaZyme® users during 2008.  The consultants will provide us with exposure to natural food brokers and in the media through the use of radio and television segments.

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

General and Administrative Expenses. General and administrative expense was $371,896 and $572,973 for the three and six months ended June 30, 2008, as compared to $322,867 and $860,387 for the comparable period in 2007.  The overall decrease in general and administrative expenses for the six months ended June 30, 2008 is approximately $269,000.  This decrease is due primarily to a decrease in administrative salaries of $74,000, a decrease in stock issued to consultants of $92,000, a decrease in our legal and accounting fees of $120,000, offset by an increase of $25,000 for patent filing fees.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have an immediate and urgent need for additional capital.  For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

We have had limited revenue ($95,153 for the six months ended June 30, 2008) and have incurred significant net losses since inception, including a net loss of $1,166,897 during the six months ended June 30, 2008.  We expect only limited sales revenue until at least the second half of 2008.  Further, we have incurred recurring negative cash flow from operations.  During the six months ended June 30, 2008, we incurred negative cash flows from operations of $772,339.  As of July 31, 2008, we had a cash balance of approximately $1,500.  We had a working capital deficiency of $345,886 and a stockholders’ deficit of $256,334 as of June 30, 2008.  Although we recently raised a limited amount of capital, we have in the past had difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.

During the three and six months ended June 30, 2008 and 2007, our operating activities used $772,339 and $826,196 in cash, respectively.  Our financing activities generated $857,670 and $871,367 during the three and six months ended June 30, 2008 and 2007, respectively.

We estimate that we will require approximately $1,250,000 in cash over the next 12 months in order to fund our operations.  If we were to initiate the additional clinical research for our subsidiary, we would require an additional $3,000,000.  Based on this cash requirement, we have an immediate need for additional funding.  For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements.  Historically, we have had difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources. If we are not able to raise additional funds in the immediate future we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

In addition, we have only limited product liability insurance.  If a product claim were successfully made against us, there could be a material adverse effect on our financial condition given our liquidity and cash limitations.

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

Item 4

. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the principal executive officer and the principal accounting officer, carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the principal executive officer and the principal accounting officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures were effective, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2008, the Company sold 3,411,660 shares of common stock and warrants to purchase 6,823,320 shares of common stock with an exercise price of $.10 and a term of three years, and received proceeds of $341,166, which was used for operations.  The Company sold for aggregate consideration of $41,000 1% convertible notes in the aggregate principal amount of $20,000 (“Notes”) and warrants to purchase 820,0000 shares of common stock, at an exercise price of $.10 per share for a term of three years (“Warrants).   The Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years (subject to the Company’s right to extend the term for an additional three years), cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate of $.10 per share.  Accrued interest will be paid on the maturity date, as the same may be extended, in shares of common stock, valued at $.10 per share, and, unless the Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate of $.10 per share.  In addition, the Company issued 450,000 shares of common stock upon the exercise of warrants and received proceeds of $45,000 which was used for operations.

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

Item 5.  Other Information

On August 5, 2008, we signed a Memorandum of Understanding with Lava Corporation, a South Korean company, to distribute ProAlgaZyme and Recovery X in their market.  Pursuant to this non-binding Memorandum of Understanding, the parties have set forth certain pricing and other terms and will negotiate a definitive distribution agreement within sixty days of the Memorandum of Understanding.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.2	By-laws of the Company	(2)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.

(2)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

*furnished herewith (all other exhibits are deemed filed).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: August 14, 2008

By:  /s/Janet L. Crance

Principal Accounting Officer

Principal Administrative Officer

	LIST OF EXHIBITS
Exhibit Number	Description

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.2	By-laws of the Company	(2)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 2.1 to our current Report on Form 8-K, Filed with the Commission on December 9, 2003 and incorporated by this reference.

(2)

Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.

(3)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

*furnished herewith (all other exhibits are deemed filed).