Form 10-Q
period 2008-09-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2008-11-14
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 54,802,051 shares of common stock, $0.001 par value, outstanding at November 13, 2008.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I – FINANCIAL INFORMATION

4

Item 1.  Consolidated Financial Statements

4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 4. Controls and Procedures

16

PART II – OTHER INFORMATION

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 5. Other Information

16

Item 6. Exhibits *furnished herewith (all other exhibits are deemed filed).

17

SIGNATURES

18

LIST OF EXHIBITS

19

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$5,308	$5,110
Accounts receivable	27,722	2,415
Rent receivable	23,600	-
Inventories	68,115	21,508
Prepaid Expenses	14,290	4,719
Total Current Assets	139,035	33,752

PROPERTY AND EQUIPMENT, NET	193,585	108,010

OTHER ASSETS:
Definite-life intangible Assets, net	10,343	11,068
Deposits	122,015	122,015
Total Other Assets	132,358	133,083
	$464,978	$274,845
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$575,741	$533,325
Loans payable, related party	16,000	20,000
Current portion, long term debt	6,566	6,130
Accrued Payroll and Payroll Taxes	27,409	53,526
Accrued Liabilities	21,728	65,820
Total Current Liabilities	647,443	678,801

LONG TERM LIABILITIES:
Notes payable, less current portion	11,903	16,884
Convertible Debenture Payable, less Discount	106,861	252,310
Deferred rent expense	115,026	82,216
Total Long term Liabilities	233,790	351,410

COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	881,233	1,030,211

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
54,802,051 issued and outstanding	54,802	44,226
Additional Paid-In Capital	17,139,322	15,377,434
Accumulated deficit	(17,610,379)	(16,177,026)
Total Stockholders' Deficit	(416,255)	(755,366)
	$464,978	$274,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	Months ended	Months ended	Months ended	Months ended
	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

NET SALES	$27,939	$35,128	$134,675	$130,281

COST OF SALES	11,204	11,660	96,006	89,251

GROSS PROFIT (LOSS)	16,735	23,468	38,669	41,030

OPERATING EXPENSES:
Selling	29,772	53,712	100,018	181,896
General and Administrative	604,544	167,760	1,464,931	740,733
Research and Development	74,533	54,329	271,798	106,826

Total Operating Expenses	708,849	275,801	1,836,747	1,029,455

LOSS FROM OPERATIONS	(692,114)	(252,333)	(1,798,078)	(988,425)

OTHER INCOME (EXPENSE):
Other income - rent	19,047	11,800	66,692	42,647
Cancellation of contract	-	-	18,000	-
Amortization of Bond Interest	(16,680)	(24,596)	(16,680)	(479,551)
Interest income	1,817	-	3,067	-
Interest Expense	(2,098)	(1,326)	(5,184)	(5,520)
Interest Expense - Related Party	(2,907)	-	(30,759)	(2,503)

Total Other Income (Expense)	(821)	(14,122)	35,136	(444,927)

NET LOSS	$(692,935)	$(266,455)	$(1,762,942)	$(1,433,352)

BASIC AND DILUTED LOSS
PER SHARE	($0.02)	($0.00)	($0.04)	($0.03)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	43,262,496	54,530,388	41,938,608	51,026,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2008
Cash Flows for Operating Activities:
Net Loss	$(1,762,942)	$(1,433,352)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	33,850	43,250
Stock issued to employees for services	229,680	12,676
Warrants granted for services rendered	280,464	101,476
Non-cash - reversal of contract	(18,000)	-
Services donated by significant shareholder	37,913	-
Amortization of bond discount	16,680	479,551
Amortization of intangibles	725	725
Depreciation expense	20,515	23,566
Increase in deferred rent	30,503	32,810
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	991	(25,307)
(Increase) in other receivables		(23,600)
(Increase) decrease in inventories	(5,398)	(46,607)
(Increase) in prepaid expenses	(33,058)	(9,571)
(Decrease) in deposits	(6,089)	-
Increase (Decrease) in accounts payable	(32,390)	42,417
Increase (decrease) in payroll and payroll taxes	14,826	(26,117)
(Decrease) in accrued liabilities	(3,803)	(41,232)
Net Cash (Used) by Operating Activities	(1,195,533)	(869,315)

Cash Flows from Investing Activities:
Capital expenditures	(3,702)	(109,142)
Net Cash (Used) by Investing Activities	(3,702)	(109,142)

Cash Flow from Financing Activities:
Proceeds from shareholder advances	180,500	16,000
Payment of shareholder advances	(626,678)	-
Payment on related party note		(20,000)
Payments of other borrowings	(4,536)	(4,545)
Payment of fees in connection with sale of common stock and warrants	(89,400)	-
Proceeds from issuance of convertible debentures	775,000	196,000
Proceeds from sale of common stock and exercise of warrants	1,117,000	791,200
Net Cash Provided by Financing Activities	1,351,886	978,655

Increase in Cash	152,651	198
Cash at Beginning of Period	9,724	5,110

Cash at End of Period	$162,375	$5,308
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$30,939	$714
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months ended September 30, 2008:

During the three-month period ending March 31, 2008, the Company issued 2,281,720 shares of common stock upon conversion of $575,000 in principal and $2,481 in interest as a result of conversion of debt.

The Company recorded a combined debt discount of $196,000 to reflect the beneficial conversion feature of the convertible debt and value of the related warrants.

The Company issued 70,000 shares of stock as finders fees, valued at $21,000.

During the three-month period ending June 30, 2008, the Company issued 129,511 shares of common stock upon conversion of $50,000 in principal and $382 in interest as a result of conversion of debt.

During the three-month period ending September 30, 2008 the Company recorded 312,000 warrants as finders’ fees.  These warrants were valued at $ 85,871 using the Black Sholes pricing model.

Nine Months ended September 30, 2007:

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008, or any other period.

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

The Company incurred net losses of $1,433,352 and $1,762,942 for the nine months ended September 30, 2008 and 2007, respectively.  In addition, the Company had a working capital deficiency of $508,408 and a stockholders’ deficit of $416,255 at September 30, 2008.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital.  During the first nine months of 2008, the Company raised approximately $987,000 in net proceeds from the private sale of its common stock and exercise of warrants, and the issuance of convertible debentures.  There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

NOTE 2 – INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$44,493	$-
Work in process	-	4,864
Finished goods	23,622	16,644

	$68,115	$21,508

 NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Furniture and fixtures	$49,465	$49,465
Equipment	85,402	54,722
Leasehold improvements	118,636	40,175

	253,503	144,362
Less accumulated depreciation and amortization	59,918	36,352

	$193,585	$108,010

Depreciation and amortization was $23,566 and $20,515 for the nine months ended September 30, 2008 and 2007 respectively.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Patent applications pending	$14,500	$14,500
Less: Accumulated amortization	4,157	3,432

	$10,343	$11,068

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the nine months ended September 30, 2008 and 2007 was $725 and $725, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 5 – LONG TERM DEBT:

Long term debt consists of the following:

Installment notes, bearing interest at 8.8% and 9.5%
per annum and due November 2010 and March 2011,	September 30, 2008	December 31, 2007
respectively. The loans are secured by certain of the	(Unaudited)
Company's equipment	$18,469	$23,014

Less current portion	6,566	6,130

	$11,903	$16,884

Maturities of the long-term debt are as follows:

September 30,
2009	$6,566
2010	7,195
2011	4,113
2012	595
$18,469

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

In the first quarter of 2008, the Company sold, for aggregate consideration of $110,000, 1% convertible notes in the aggregate principal amount of $110,000 and warrants to purchase 2,200,000 shares of common stock, at an exercise price of $.10 per share for a term of three years .   In the second quarter of 2008, the Company sold additional 1% convertible notes in the aggregate principal amount of $41,000 and warrants to purchase 820,000 shares of common stock, at an exercise price of $.10 per share for a term of three years. During the third quarter the Company sold additional 1% convertible notes in the aggregate principal amount of $45,000 and warrants to purchase 900,000 shares of common stock, at an exercise price of $.10 per share for a term of three years.  These convertible notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years (subject to the Company’s right to extend the term for an additional three years), cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate of $.10 per share.  Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at $.10 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate equal to $.10 per share.

The Company recorded a deferred debt discount in the amount of $196,000, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates”, to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $45,356 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($150,644) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.  The Company is amortizing the debt discount over the term of the debt. Amortization of debt discount for the nine months ended September 30, 2008 was $20,445.

NOTE 7 – RELATED PARTY TRANSACTIONS

Marketing Consultant Agreement – The Company has entered into an agreement with a significant shareholder and former CEO of the Company to provide marketing services whereby the Company shall pay commissions at the rate of $.50 per bottle for every bottle sold to unaffiliated companies under this agreement.  As of September 30, 2008 no commissions have been earned as a result of this contract.

Accounts Receivable – Included in accounts receivable at September 30, 2008 is $27,722 due from Changing Times Vitamins, Inc., a privately owned corporation whose sole shareholder is a significant shareholder and former CEO of the Company.

Inventory – Ending inventory at September 30, 2008 includes approximately $35,500 in raw materials and $22,000 in finished product for Changing Times Vitamins, Inc., referred to above.  This inventory was custom manufactured to Changing Times Vitamins, Inc. specifications and differs from our ProAlgaZyme product.

Selling & Marketing Expense – Included in selling and marketing expense for the nine months ended September 30, 2008 is an accrual for consulting fees in an amount of $40,000 due to a significant shareholder and former CEO of the Company, who is negotiating on our behalf for distribution agreements for our products.

Facility Cost – The Company has recorded sublet rent income of $23,600 for the nine months ended September 30, 2008, which is an estimation of the rent reimbursement due the Company from a significant shareholder and former CEO of the Company, who now occupies a portion of the facility.  We are currently renegotiating the lease for our facility based on this change in the space occupied. This amount is shown as “Rent receivable” on the balance sheet.

Loans payable – During the quarter ended September 30, 2008 a significant shareholder loaned the Company $16,000 for operations. This loan is a demand loan bearing interest at the rate of 8% per annum.

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

During the quarter ended September 30, 2008, the Company sold 615,348 shares of common stock and warrants to purchase 1,030,696 shares at $.10 per share for a term of three years, in a private placement, and received $61,535 in proceeds.  The Company issued warrants to purchase 312,000 shares of common stock at $.10 per share for a term of three years for finders’ fees.  These warrants were valued at $85,871 using the Black Scholes pricing model, with the following assumptions:  volatility 162.82%; discount rate 5%; dividends 0%, and term 3 years.

A summary of the status of the Company’s warrants is presented below.

	September 30, 2008		September 30, 2007
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	13,595,109	0.55	13,538,734	0.75

Issued	19,206,014	0.10	2,796,375	0.50

Exercised	(500,000)	0.10	(3,790,000)	0.30

Expired	(3,863,750)	1.10	(50,000)	3.75

Outstanding, end of period	28,437,373	0.27	12,495,109	0.83

Warrants outstanding and exercisable by price range as of September 30, 2008 were as follows:

	Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

0.10	21,476,014	2.37	0.10	21,476,014	0.10
0.25	150,000	0.75	0.25	150,000	0.25
0.50	3,701,359	0.91	0.50	3,701,359	0.50
0.60	250,000	0.17	0.60	250,000	0.60
1.00	1,690,000	0.18	1.00	1,690,000	1.00
2.00	1,170,000	0.19	2.00	1,170,000	2.00

	28,437,373	1.93		28,437,373	0.65

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitment -- We are leasing approximately 15,000 square feet of office and production space located in Scottsdale, Arizona from a majority shareholder.  Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet.  We incurred approximately $178,000 in base rent expense during the nine months ended September 30, 2008.

The Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease on March 31, 2013.  The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000.  The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index.  We paid an additional security deposit of approximately $110,000.  The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance and repairs related to the premises we are leasing.  We are currently in the process of reviewing and amending the lease since there have been changes in the occupancy of the building. We have recorded sublet rent income of $23,600 for the six months ended September 30, 2008, and a related rent receivable for the remaining space in the building which is now occupied by a significant shareholder and former CEO of the Company.

The Company has entered into a two year lease commencing September 1, 2006, for a warehousing and bottling facility.  The lease calls for minimum annual rents of approximately $25,000 and $26,000 for each of the twelve month periods ending August 31, 2007 and August 31, 2008, respectively.  Upon expiration of the lease, we entered into a month-to-month rental agreement for this location.  Rent expense under this lease for the nine months ended September 30, was approximately $20,500.

The future minimum lease payments related to the Amended and Restated Sublease and the warehouse lease, are as follows:

Year Ending December 31,
2008	$88,901
2009	258,453
2010	264,915
2011	271,537
2012	278,327
Thereafter	2,098,025

NOTE 10 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt – 1,960,000 and warrants – 28,437,373 at September 30, 2008 and warrants – 12,495,109 at September 30, 2007) are anti-dilutive.

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

Results of Operations for the three months and nine months ended September 30, 2008 and 2007.

Net Sales.  Net sales for the three and nine months ended September 30, 2008 were $35,128 and $130,281 as compared to $27,939 and $134,675 for the three and nine months ended September 30, 2007.  These sales reflect principally revenues from the ProAlgaZyme® product.  We currently market our product over the Internet and by telephone. We have recently had limited success with retail grocery store outlets and expect to expand our presence in the retail market in 2008.

Throughout 2007 and 2008, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme® product, contributing to a low level of net sales.  Although the ProAlgaZyme® product is available for sale and we are exploring various potential marketing opportunities, we are currently advertising on a limited basis and expect only limited sales revenue until at least the fourth quarter of 2008.  We believe that our ability to generate sales of the ProAlgaZyme® product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising.  The testing necessary to further characterize the product, identify its method of action and establish its effectiveness is ongoing.

Cost of Sales.  Cost of Sales was $11,660 and $89,251 for the three and nine months ended September 30, 2008, as compared to $11,204 and $96,006 for the comparable period in 2007.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  Overall, cost of sales for 2008 is comparable to 2007 due to comparable sales volume.

Gross Profit.  Gross Profit was $23,468 and $41,030 for the three and nine months ended September 30, 2008, as compared to $16,735 and $38,669 for the comparable period in 2007.  The gross profit for 2008 is comparable to gross profit for 2007 due to comparable sales volume and cost of sales.

Research and Development Expenses.   For the three and nine months ended September 30, 2008, we incurred $54,329 and $106,826 on research and development expenses, as compared to $74,533 and $271,798 for the comparable period in 2007.  These expenses are comprised of costs associated with internal and external research.  The decrease in our research and development is due to a decrease in available cash for research.

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

Selling and Marketing Expenses. Selling and marketing expenses were $53,712 and $181,896 for the three and nine months ended September 30, 2008, as compared to $29,772 and $100,018 for the comparable period in 2007.  The increase in 2008 was due to costs associated with outside marketing consultants to increase our national exposure and the rebranding of our product.  We intend to continue to direct our in house selling efforts to existing ProAlgaZyme® users during 2008.  The consultants will provide us with exposure to natural food brokers and in the media through the use of radio and television segments.

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

General and Administrative Expenses. General and administrative expense was $167,760 and $740,733 for the three and nine months ended September 30, 2008, as compared to $604,544 and $1,464,931 for the comparable period in 2007.  The overall decrease in general and administrative expenses for the nine months ended September 30, 2008 is approximately $724,000.  This decrease is due primarily to a decrease in administrative salaries of $89,000, a decrease in stock and cash issued to consultants of $414,000, a decrease in our legal and accounting fees of $150,000, and a decrease in administrative operating expenses of $100,000 offset by an increase of $25,000 for patent filing fees.

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

We have had limited revenue ($130,281 for the nine months ended September 30, 2008) and have incurred significant net losses since inception, including a net loss of $1,433,352 during the nine months ended September 30, 2008.  We expect only limited sales revenue until at least the fourth quarter of 2008.  Further, we have incurred recurring negative cash flow from operations.  During the nine months ended September 30, 2008, we incurred negative cash flows from operations of $869,315.  As of November 10, 2008, we had a cash balance of approximately $1,500.  We had a working capital deficiency of $508,408 and a stockholders’ deficit of $416,255 as of September 30, 2008.  Although we recently raised a limited amount of capital, we have in the past had difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 2008 and 2007, our operating activities used $869,315 and $1,195,533 in cash, respectively, and our financing activities generated $978,655 and $1,351,886.

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

Item 4. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, the Company sold 615,348 shares of common stock and warrants to purchase 1,030,696 shares at $.10 per share for a term of three years, in a private placement, and received $61,535 in proceeds, which was used for operations. The Company sold for aggregate consideration of $45,000 1% convertible notes in the aggregate principal amount of $45,000 (“Notes”) and warrants to purchase 900,0000 shares of common stock, at an exercise price of $.10 per share for a term of three years (“Warrants).   The Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years (subject to the Company’s right to extend the term for an additional three years), cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate of $.10 per share.  Accrued interest will be paid on the maturity date, as the same may be extended, in shares of common stock, valued at $.10 per share, and, unless the Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate of $.10 per share.

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

NONE.

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

* Furnished herewith (all other exhibits are deemed filed).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: November 13, 2008

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

* Furnished herewith (all other exhibits are deemed filed).