Form 10-K
period 2008-12-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2009-05-18
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

 X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

     .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____

Commission File Number:  000-30415

Health Enhancement Products, Inc.

 (Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation Organization)	87-0699977 (I.R.S. Employer Identification No.)
7740 East Evans Road, Scottsdale, Arizona 85260
(Address of Principal Executive Offices)

(480) 385-3800

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer      .    Non-Accelerated Filer      . (Do not check if a smaller reporting company)

Accelerated Filer      .   Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

The aggregate market value of the issuer’s voting and non-voting common equity stock held as of May 18, 2009 by non-affiliates of the issuer was $7,336,649 based on the closing price of the registrant’s common stock on such date.

As of May 18, 2009, there were 66,696,811 shares of $.001 par value common stock issued and outstanding.

The issuer’s revenue for its most recent fiscal year was: $176,904.

FORM 10-K

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I

5

Item 1.

Business

5

Item 1A.

Risk Factors

9

Item 1B.

Unresolved Staff Comments

9

Item 2.

Properties

9

Item 3.

Legal Proceedings

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

PART II

10

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

10

Item 6.

Selected Financial Data

11

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 8.

Financial Statements and Supplementary Data

14

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

14

Item 9A.

Controls and Procedures.

14

Item 9B.

Other Matters

14

PART III

15

Item 10.

Directors, Executive Officers and Corporate Governance.

15

Item 11.

Executive Compensation

16

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

17

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

17

Item 14.

Principal Accountant Fees and Services

18

Item 15.

Exhibits and Financial Statement Schedules

19

SIGNATURES

20

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

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

Business.

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

On October 30, 2003, we and Health Enhancement Corporation (“HEC”) entered into an Agreement and Plan of Reorganization under which we acquired HEC. Under this Agreement, we acquired 100% of the outstanding shares of HEC in exchange for 9,000,000 of our post-split shares, making HEC our wholly-owned Subsidiaries. In connection with this transaction, we changed our name to Health Enhancement Products, Inc. (“HEPI”). We currently operate through our wholly-owned Subsidiaries, HEC and HEPI Pharmaceuticals, Inc.

We acquired HEC because it had the material necessary for the production of ProAlgaZyme®. We have since established a manufacturing plant, which consists of a laboratory and production facility, and hired production and research staff. We currently market our product via the Internet and some limited exposure in local organic grocery stores. In December of 2007 we contracted with a national broker to rebrand and remarket our product nationally. These efforts are ongoing, and we anticipate additional revenue in 2009 due to this marketing effort. We believe that additional future revenue from sales of ProAlgaZyme® will depend upon the results of testing regarding, among other things, the product’s composition and method of action. Accordingly, we intend to focus our resources on testing directed toward determining the exact composition of the product and the method of action and effectiveness of the substances comprising the product.

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

Our sales currently are through the internet and by word of mouth. We have our product in a few local health food stores. However, our limited resources prevent us from pursuing a more aggressing sales program.

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

We are currently in the process of pursuing additional external clinical trials that should provide us with further evidence of the potential of our product, and thus facilitate our sales and marketing related activities. In addition, we have contracted with a marketing consultant to expand our exposure in the alternative health markets. This consultant presented marketing plans to management during the first quarter of 2008, and we have contracted with the consultant to assist with our marketing efforts.

In 2008 the Company made sales of its product to Changing Times Vitamins (CTV), a company whose significant shareholder, Howard Baer, is a significant shareholder of the Company. These sales totaled $49,333 and represent 28% of our revenue for 2008. This amount ($49,000) remains outstanding at December 31, 2008 and is reported in accounts receivable on the balance sheet. The Company, on the one hand, and CTV and Howard R. Baer, on the other hand, have agreed that each of them shall have a mutual right of offset against the other with respect to amounts payable by one to the other including accounts receivable owed by CTV to the Company. As of December 31 2008 and May 15, 2009 the Company owed Mr. Baer approximately $4,000 and $118,000 respectively, and CTV owed the Company $49,000 in accounts receivable.

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

We have also assessed our ability to respond to any substantial increase in demand for our ProAlgaZyme® product. In the case of ProAlgaZyme®, we believe that we would be able to expand our production capacity to accommodate potential sales growth, with only limited delays for algae replication and growth, and that this would not constitute a significant limiting factor on future overall revenue growth. During 2008 and continuing into 2009 we have begun an expansion of our grow room facilities in anticipation of increased production and revenues.

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

Backlog

As of December 31, 2008, we had no backlog of orders.

Patents and Proprietary Rights

We have rights in certain patent applications and trademarks. With respect to trademarks, we have secured federal trademark registrations in the U.S. Patent and Trademark Office (“USPTO”) for the following marks:

•

PROALGAZYME (Reg. No. 3,229,753) which registered on April 17, 2007. This trademark’s registration will remain in force for six years from the registration date and then can be renewed for additional 5 and then 10 year periods.

We have filed an application to register the following mark at the USPTO:

•

AQUELLA (Application Serial No. 77/08186) which was filed on an intent-to-use basis on February 28, 2008.

We may have other common law rights in other trademarks, trade names, service marks, and the like which will continue as long as we use those respective marks.

With respect to patents, we have one patent application pending in the U.S.. This patent application is assigned serial number 11/606,676 and is titled “Composition and Use of Phyto-Percolate for Treatment of Disease.” This application was filed on November 30, 2006 and claims priority to other earlier filed patent applications wherein the earliest priority date is April 23, 2004. This patent application generally discloses a method of preparation of phyto-percolate composition and use of this composition to treat various diseases. This application is pending.

Our former CEO, Mr. Howard R. Baer, has registered the following Internet domain names:

•

www.heponline.com;

•

www.proalgazyme.com;

•

www.replentish.com

•

www.mypaz.com

•

www.healthenhancementproducts.com

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

Research and Development

Research

Our primary research emphasis has been on refinement of the ProAlgaZyme® product and on bio-chemical analyses and internal and external clinical studies associated with the product. We spent approximately $149,000 for the year ended December 31, 2008 on research and development, as compared to $323,000 in 2007. Of this amount, $136,000 was spent on internal research, mainly involving in-house testing and development of the ProAlgaZyme® product and in conducting both ‘in vitro” and “in vivo” testing of ProAlgaZyme®, and $13,000 has been spent on external research, mainly to independent facilities involved in the clinical trials. To date, all of these amounts have been directly expensed as they have been incurred.

Subject to the availability of sufficient funding, we estimate that we will, in fiscal 2009, expend approximately $100,000 on research and development. We do not currently have these funds available. These expenditures will need to be met from external funding sources. We have had difficulty raising funds from external sources. Thus, we may not be able to raise the funding that we need to continue our research and development activities. In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case, our ability to market ProAlgaZyme® with objective clinical support for its characterization, method of action and efficacy, will continue to be impeded, thereby severely hindering our ability to generate sales revenue and adversely affecting our operating results.

During the first quarter of 2009 we began a study in cooperation with Wayne State University. This study will isolate the various bioactive components and later test for significant changes in LDL cholesterol and C-reactive protein. Once the study is accepted by HEPI, the Company will investigate further trials with an aim toward garnering a share of the nutraceutical and functional food market.

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

Employees

As of December 31, 2008 we had four full-time employees, positioned as follows: three employees in manufacturing and research and development, and one employee in business development, marketing, sales and support services. In addition, we have one part-time employee in finance. We believe that our employee relations are good. No employee is represented by a union.

Available Information

Our website is www.heponline.com. Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing we make with the SEC. We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission. Through a link on the Investor Relations section of the corporate page of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

Item 1A.

Risk Factors.

There is substantial doubt about our ability to continue as a going concern. Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. While we have contracted with several marketing consultants, if they are unable to successfully market our product and/or we are unable to obtain financing we would not be able to continue as a going concern.

We are materially dependent on our investors for continued funding. Until our sales reach a level to cover our expenses we are reliant upon our investors for our continued operations. There is no guarantee that this funding will continue.

Our future success is dependent on our ability to expand sales through distributors. There is no guarantee that we will be able to successfully market our product and recruit new distributors. Although we have recently contracted with marketing consultants, they have not achieved the sales success needed to sustain the Company operations.

The ability to market our product is dependent upon proven, clinical research. While we are currently undergoing studies to further identify the active ingredients in our product, there is no guarantee that the research will successfully achieve this goal. If our current research does not return the results we expect, our ability to advertise and market our product will be adversely affected.

Government regulation of our products may adversely affect sales. Nutraceutical products, although not approved by the FDA, must follow strict guidelines in terms of advertising claims. Our ability to successfully advertise our product is dependent upon adhering to these requirements.

If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights. Our future success depends upon our proprietary technology. We currently have one patent application pending in the U. S. for our product.

Item 1B.

Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2.

Properties.

We are subleasing approximately 15,000 square feet of office and production space located in Scottsdale, Arizona from a significant shareholder, Howard Baer. This Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease on March 31, 2013. The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance, insurance and repairs related to the premises we are leasing.

Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet. We are subleasing approximately 2,000 square feet on a month to month basis back to this significant shareholder, Howard Baer at a rate of approximately $2,100 per month. This sublease has not yet been formalized, and is currently on a month to month basis. We incurred $236,933 in rent expense and recognized $18,900 in sublet rent income during fiscal 2008. The property is well maintained and in good condition.

The Company is leasing, on a month to month basis, a warehousing and bottling facility. The lease calls for monthly rentals of $2,167. Rent expense under this lease for the year ended December 31, 2008 was approximately $28,275.

Item 3.

Legal Proceedings.

We are currently not involved in any legal action.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the National Association of Securities Dealers, Inc.’s Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “HEPIE.” The following table sets forth the range of high and low bid information as reported on the OTCBB by quarter for the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended December 31, 2007	HIGH	LOW

First Quarter	0.75	0.75
Second Quarter	0.74	0.32
Third Quarter	0.29	0.12
Fourth Quarter	0.29	0.16

Year ended December 31, 2008

First Quarter	0.30	0.29
Second Quarter	0.38	0.33
Third Quarter	0.12	0.10
Fourth Quarter	0.10	0.05

As of May 18, 2009 we have approximately 172 shareholders of record.

We currently do not pay dividends on our common stock, due to our need to retain all cash flow for operations.

Recent Sales of Unregistered Securities.

In September, 2008, the Company entered into a financing transaction in connection with which it incurred a liability of $45,000 to a significant shareholder, Howard Baer in the form of an advance of $25,000 and discharge of a Company liability for unpaid rent in the amount of approximately $20,000. In connection with this transaction, the Company issued 1,500,000 restricted shares of common stock to a third person to induce him to loan funds to the significant shareholder, Howard Baer to enable such shareholder to make the $25,000 loan to the Company and discharge the approximate $20,000 company liability for unpaid rent. The loan is unsecured, payable on demand, and bears interest at the rate of 7% per annum. The shares were valued at $90,000, based on the quoted price of the Company’s common stock on September 15, 2008. The Company recognized finance costs of $90,000 in connection with this transaction.

Periodically during 2008 the Company received loans from Mr. Baer. In addition, the Company owed Mr. Baer for unpaid rent and other expenses paid on behalf of the Company by Mr. Baer. In December of 2008 the Company formalized these loans and accounts payable in a promissory note for $150,000. This note is unsecured, payable on demand, and bears interest at the rate of 7% per annum. Simultaneously, the Company issued 3,000,000 shares of common stock valued at $180,000, in full satisfaction of this promissory note, and recorded finance costs of $30,000 in connection with this transaction.

The Company issued 25,000 shares of common stock to a consultant for services, valued at $2,750. 151,000 shares of common stock, valued at $16,761, were issued in payment of finders’ fees related to stock sold in the second and third quarters.

We believe that the foregoing transactions were exempt from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), based on the following facts: there was no general solicitation, there was a limited number of investors, each of whom was an “accredited investor” (within the meaning of Regulation D under the “1933 Act”, as amended) and/or was (either alone or with his/her purchaser representative) sophisticated about business and financial matters, each such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission, and all shares issued were subject to restrictions on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the 1933 Act.

Item 6.

Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

While sales of our sole product, ProAlgaZyme®, have increased, we continue to be engaged in ongoing research and development. To date, we have had only limited revenue (approximately $177,000 and $161,000 in 2008 and 2007, respectively). We have been incurring significant operating losses and negative cash flow. We are also experiencing an ongoing and substantial working capital deficiency. We have from time to time had difficulty raising capital from third parties. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2008 and 2007

Net Sales

Net sales for the year ended December 31, 2008 were $176,903, as compared to $161,340 for the year ended December 31, 2007. These revenues reflect increased sales of the ProAlgaZyme® product, which currently is our sole product.

We currently market our product over the Internet, and by telephone. We have recently had limited success with retail grocery store outlets, and wholesale sales resulting in $50,393 in sales for 2008. We expect to continue to expand our presence in the retail market in 2009. In addition, in an attempt to increase our exposure in national markets, we made sales of its product to Changing Times Vitamins (CTV), a company whose significant shareholder, Howard Baer, is a significant shareholder of the Company. These sales totaled $49,333 and represent 28% of our revenue for 2008. This amount ($49,000) remains outstanding at December 31, 2008 and is reported in accounts receivable on the balance sheet. The Company, on the one hand, and CTV and Howard R. Baer, on the other hand, have agreed that each of them shall have a mutual right of offset against the other with respect to amounts payable by one to the other including accounts receivable owed by CTV to the Company. As of December 31 2008 and May 15, 2009 the Company owed Mr. Baer approximately $4,000 and $118,000 respectively, and CTV owed the Company $49,000 in accounts receivable.

Throughout 2007 and 2008, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme® product, contributing to a low level of net sales. Although the ProAlgaZyme® product is available for sale and we are exploring various potential marketing opportunities, we are currently advertising on a limited basis and expect only limited sales revenue until at least the last half of 2009. We believe that our ability to generate sales of the ProAlgaZyme® product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising. The testing necessary to further characterizing the product, identifying its method of action and establishing its effectiveness is ongoing. This is discussed further in Part I.

Cost of Sales

Costs of sales were $130,036 for the year ended December 31, 2008, as compared to $167,922 for the comparable period in 2007. The decrease in costs of sales is due primarily to cost saving procedures implemented in 2008. Costs of sales are primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.

Gross Profit

Gross Profit (Loss) was $46,867 for the year ended December 31, 2008, as compared to $(6,582) for the comparable period in 2007. The increase in gross profit for the year ended December 31, 2008 is a direct result of our improved production efficiency. By eliminating a full time production employee and utilizing contracted production assistance when needed we were able to decrease production salaries.

Research and Development Expenses

For the year ended December 31, 2008, we incurred approximately $149,000 in research and development expenses, as compared to $323,000 for the comparable period in 2007. These expenses are comprised of costs associated with internal and external research. Internal research and development was $136,000 in 2008, compared to $43,000 in 2007. The increase was due to the use of outside laboratory facilities, and an allocation of rent expense to research. We expect internal research and development to increase in 2009, subject to the availability of sufficient funding, which we do not currently have for such purpose. External research and development decreased approximately $267,000 in 2008 to $13,000, compared to $280,000 in 2007. This decrease was due primarily to the decrease in costs associated with external clinical trials. We expect external research and development to increase in 2009, as we pursue additional external trials, subject to the availability of sufficient funding.

Historically, we have been funded through external sources. We have in the past had difficulty raising funds from external sources; however, during 2008 we raised $987,200 in debt and equity. We may not be able to raise the funding that we need to continue our research and development activities. In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme® with objective clinical support for its characterization and method of action will be impeded, thereby hindering our ability to generate sales revenue and impacting negatively our operating results.

Selling and Marketing Expenses

Selling and marketing expenses were $209,189 for the year ended December 31, 2008, as compared to $159,149 for the year ended December 31, 2007. The increase in selling and marketing expenses was due primarily to an increase in the use of outside marketing consultants, offset by a decrease in shipping and payroll expense.

We are currently pursuing outside distributors for our product, to begin a nationwide campaign to raise awareness of our product. However, we intend to continue to direct selling efforts to existing ProAlgaZyme® users, by soliciting reorders from existing customers by telephone or mail in our inbound/outbound call center. In addition, we are continuing our efforts in the retail market arena, and exploring the establishment of additional distribution channels for ProAlgaZyme®. The limit on our ability thus far to advertise our product (due to the need for additional testing) has had and, until we are able to advertise our product based upon the results of clinical trials further demonstrating its efficacy, will continue to have, a material adverse effect on sales revenue and operating results. We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase advertising in 2009, subject to availability of sufficient funding, which we do not currently have.

General and Administrative Expenses

General and administrative expenses decreased approximately $846, 000 to $898,900 in 2008, compared to $1,745,765 in 2007. The decrease in general and administrative expenses was due primarily to a decrease in non-cash compensation to consultants, combined with a decrease in our legal and accounting fees, and a decrease in our administrative payroll.

Interest/Other Expense

During the year ended December 31, 2008, we incurred $641,734 in interest expense, as compared to $123,289 for the year ended December 31, 2007. The increase in interest expense and finance costs is due primarily to the increase in the amortization of bond discount of $421,326, combined with finance costs paid with stock of $126,720; offset by a reduction of interest we incurred ($2,503 in 2008 as compared to $30,758 in 2007) on the note payable to our former CEO.

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

We have had limited revenue (approximately $177,000 for year ended December 31, 2008) and have incurred significant net losses since inception, including a net loss of $1,813,841 during the year ended December 31, 2008. We expect only limited sales revenue until at least the second half of 2009. Further, since inception, we have incurred negative cash flow from operations. During the year ended December 31, 2008, we incurred negative cash flows from operations of $935,823. As of December 31, 2008, we had a working capital deficiency of $577,315 and a stockholders’ deficiency of $519,595. We have an immediate and urgent need for additional capital.

During the year ended December 31, 2008, our operating activities used approximately $936,000 in cash, while our financing activities generated $1,050,470 in cash, comprised of $987,200 in net proceeds from equity sales and $51,000 in loans from a significant shareholder, partially offset by net repayments of indebtedness of $23,230. In addition, we received funds from stock subscriptions totaling $40,500. During the year ended December 31, 2007, our financing activities generated $1,405,828 in cash, comprised of $1,947,000 in net proceeds from equity sales, reduced by net repayments to a significant shareholder of $446,178, and other borrowings of $5,594.

From January through May, 2009, our financing activities generated $146,210 in cash from the proceeds of equity sales and issuance of convertible debt.

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

We estimate that we will require approximately $1,500,000 in cash over the next 12 months in order to fund our operations. We currently have no cash in the bank for our 2009 cash needs. We are seeking additional funding in the range of $1,500,000 to $3,000,000 to support operations and fund new initiatives. Based on this cash requirement, we have a near term need for additional funding. For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements. Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources. If we are not able to raise additional funds in the near term, we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

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

We began an expansion of our production facilities during 2008. This expansion is approximately 90% complete. However, due to our limited resources this expansion will not be completed until funding is received. We anticipate an additional $15,000 to $20,000 to complete this expansion.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

Reference is made to the Consolidated Financial Statements, the Reports thereon, and the Notes thereto, commencing on page F-1 of this report, which Consolidated Financial Statements, Reports, Notes and data are incorporated herein by reference.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

This Management’s report is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, unless we specifically state in future filing that such report is to be considered filed.

(c)

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Matters.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that defines the standard of conduct expected of our officers, directors and employees. The Code is incorporated by reference as an exhibit to this Annual Report on Form 10-K. We will upon request and without charge provide a copy of our Code of Ethics. Requests should be directed to Principal Accounting Officer, Health Enhancement Products, Inc., 7740 E. Evans Road, Scottsdale, Arizona 85260.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and beneficial owners of more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based upon a review of Forms 3, 4 and 5 received by us with respect to the year ended December 31, 2008 and other information known to us, we believe that the following Reporting Persons failed to file required reports and/or made late filings, as indicated, during the most recent year. Mr. Howard R. Baer, an 8.5% beneficial owner, did not file a Form 5, Annual Statement of Beneficial Ownership of Securities, with respect to the year ended December 31, 2008.

Item 11.

Executive Compensation

Summary Compensation Table

We have no written compensation agreements with our executives.

SUMMARY COMPENSATION TABLE
							Nonqualified
						Non-Equity	Deferred
Name and				Stock		Incentive Plan	Compensation	All Other
Principal		Salary		Awards*		Compensation	Earnings	Compensation	Total
Position	Year	($)		($)		($)	($)	($)	($)

Thomas Ingolia, Former	12/31/2007	137,500	(1)	66,000	(2)				203,500
CEO and Chariman	12/31/2006	8,333	(1)						8,333

Janet Crance	12/31/2008	53,245		1,300	(3)				54,545
CFO and interim CEO	12/31/2007	45,364		4,400	(4)				49,764
	12/31/2006	28,500							28,500

John Gorman	12/31/2008	54,343		3,250	(5)				57,593
Marketing/Sales	12/31/2007	61,165		11,000	(6)				72,165
	12/31/2006	53,800							53,800

*The amounts in this column represent the compensation costs recognized for financial statement reporting purposes under FAS 123R for fiscal years 2008, 2007 and 2006 with respect to awards of restricted common stock (i.e. grant date fair value amortized over the requisite service period, but disregarding any estimate of forfeitures relating to service-based vesting conditions). Grant date fair value is the closing price on date of grant for stock awards.

(1)

Mr. Ingolia’s base salary was $200,000 annually. He was paid for the period from December 15 through December 31, 2006, and for January 1, 2007 through September 9, 2007. Mr. Ingolia resigned in September of 2007.

(2)

Mr. Ingolia received 75,000 shares of stock as a bonus in January of 2007. This stock was valued at $.88 per share, the closing price on the day of the award.

(3)

Ms. Crance received 10,000 shares of stock as a bonus in January of 2008. This stock was valued at $.13 per share, the closing price on the day of the award.

(4)

Ms. Crance received 5,000 shares of stock as a bonus in January of 2007. This stock was valued at $.88 per share, the closing price on the day of the award.

(5)

Mr. Gorman received 25,000 shares of stock as a bonus in January of 2008. This stock was valued at $.13 per share, the closing price on the day of the award.

(6)

Mr. Gorman received 12,500 shares of stock as a bonus in January of 2007. This stock was valued at $.88 per share, the closing price on the day of the award.

Compensation of Directors

Our directors did not receive any remuneration for their service on our Board of Directors for 2008.

Employment Agreements

We currently have no written employment agreements with any of our employees.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 18, 2009, certain information regarding each person who is known to us to beneficially own more than 5% of our issued and outstanding shares of common stock, and the number of shares of our common stock beneficially owned by each of our directors and named executive officers, and all officers and directors as a group. All percentages are based on 66,696,811 shares issued at outstanding as of May 18, 2009.

Security Ownership of Certain Beneficial Owners:

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	% of Shares
Mr. Howard R. Baer 7740 E. Evans Rd. Scottsdale, AZ 85260	Common	5,647,757 (2)	8.5%

Chris Maggiore 6860 Chillingsworth Circle Canton, OH 44718	Common	8,368,094 (3)	12.6%

Robert McLain 5619 Island Drive NW Canton, OH 44718	Common	4,260,875 (4)	6.4%

Security Ownership of Management:

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	% of Shares
Ms. Janet L. Crance 4350 East Kachina Trail Phoenix, AZ 85044	Common	910,000(5)	1.4%
Mr. John Gorman 5133 E. Tunder Dr Phoenix, AZ 85044	Common	540,000 (6)	*
Directors and Officers as a Group	Common	420,000	1.4%

* Less than 1%

(1)

“Beneficially” owned shares, as defined by the Securities and Exchange Commission, are those shares as to which a person has voting or investment power, or both. “Beneficial” ownership does not necessarily mean that the named person is entitled to receive the dividends on, or the proceeds from the sale of, the shares.

(2)

Includes warrants to purchase 114,984 shares of common stock.

(3)

Includes warrants to purchase 3,196,652 shares of common stock.

(4)

Includes warrants to purchase 2,770,000 shares of common stock.

(5)

Includes warrants to purchase 235,000 shares of common stock.

(6)

Includes warrants to purchase 65,000 shares of common stock.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

We have entered into several transactions with Mr. Howard R. Baer, a significant shareholder, holding 5,647,757 shares or 8.5% of our outstanding common stock.

Office Space - We are subleasing approximately 15,000 square feet of office and production space located in Scottsdale, Arizona from a significant shareholder, Howard Baer. This Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease on March 31, 2013. The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance, insurance and repairs related to the premises we are leasing.

Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet. We are subleasing approximately 2,000 square feet on a month to month basis back to this significant shareholder, Howard Baer at a rate of approximately $2,100 per month. This sublease has not yet been formalized, and is currently on a month to month basis. We incurred $236,933 in rent expense and recognized $18,900 in sublet rent income during fiscal 2008. The property is well maintained and in good condition.

Equipment - The Company uses and, in consideration of such use, makes lease and rent payments for, telephone equipment that is leased by Mr. Baer. During 2008 and 2007, equipment rental and lease expense paid to Mr. Baer amounted to $7,970 and $7,888, respectively. The lease and rental payments equal the debt service on the equipment. Mr. Baer intends to transfer the equipment to the Company, for no consideration, once the note is paid in full. At December 31, 2008, there were no amounts payable to Mr. Baer for this rent.

Marketing Consultant Agreement – The Company has entered into an agreement with Mr. Baer to provide marketing services whereby the Company shall pay commissions at the rate of $.50 per bottle for every bottle sold under this agreement. In April of 2009, we amended this agreement to grant worldwide distribution and marketing rights to our product. This agreement calls for minimum monthly sales levels and is in effect for two years.

Sales - In 2008 the Company sold its product to Changing Times Vitamins (CTV), a company whose significant shareholder, Howard Baer, is also a significant shareholder of the Company. These sales totaled $49,333 and represent 28% of our revenue for 2008. This amount ($49,000) remains outstanding at December 31, 2008 and is reported in accounts receivable on the balance sheet. The Company, on the one hand, and CTV and Howard R. Baer, on the other hand, have agreed that each of them shall have a mutual right of offset against the other with respect to amounts payable by one to the other including accounts receivable owed by CTV to the Company. As of December 31 2008 and May 15, 2009 the Company owed Mr. Baer approximately $4,000 and $118,000 respectively, and CTV owed the Company $49,000 in accounts receivable.

Financing - In September, 2008, the Company entered into a financing transaction in connection with which it incurred a liability of $45,000 to a significant shareholder, Howard Baer in the form of an advance of $25,000 and discharge of a Company liability for unpaid rent in the amount of approximately $20,000. In connection with this transaction, the Company issued 1,500,000 restricted shares of common stock to a third person to induce him to loan funds to the significant shareholder, Howard Baer to enable such shareholder to make the $25,000 loan to the Company and discharge the approximate $20,000 company liability for unpaid rent. The loan is unsecured, payable on demand, and bears interest at the rate of 7% per annum. The shares were valued at $90,000, based on the quoted price of the Company’s common stock on September 15, 2008. The Company recognized finance costs of $90,000 in connection with this transaction.

Periodically during 2008 the Company received loans from Mr. Baer. In addition, the Company owed Mr. Baer for unpaid rent and other expenses paid on behalf of the Company by Mr. Baer. In December of 2008 the Company formalized these loans and accounts payable in a promissory note for $150,000. This note is unsecured, payable on demand, and bears interest at the rate of 7% per annum. Simultaneously, the Company issued 3,000,000 shares of common stock valued at $180,000, in full satisfaction of this promissory note, and recorded finance costs of $30,000 in connection with this transaction.

The Board of Directors consists of the Principal Administrative Officer and the Director of Sales and Operations. These two board members are not independent.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and 10-KSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $50,000 and $75,000 for 2008 and 2007, respectively.

Audit-Related Fees

There were no fees for assurance and related services for 2008 or 2007.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning services during 2008 or 2007.

All Other Fees

There were no fees billed in either of the last two years for products and services provided by the principal accountant, other than the services reported above.

We do not currently have an audit committee. Our Board of Directors will evaluate and approve in advance the scope and cost of the engagement of our auditor before the auditor renders audit and non-audit services.

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

(a) (1) (2) Financial Statements.

Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

All schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits.

The Exhibit Index and required Exhibits immediately following the Signatures to this Form 10-K are filed as part of, or hereby incorporated by reference into, this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.
By: /s/ Janet L Crance
Date: May 18, 2009	Janet L. Crance Principal Administrative Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

By: /s/ John Gorman

(John Gorman)

Director

May 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Health Enhancement Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Enhancement Products, Inc. and Subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2008 and 2007 and, as of December 31, 2008, has a significant working capital and stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

May 18, 2009

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2007	December 31, 2008
CURRENT ASSETS:
Cash	$5,110	$-
Accounts receivable, less reserve of $7,247 and $0 at December 31, 2007 and 2008	2,415	49,334
Inventories	21,508	43,769
Prepaid Expenses	4,719	14,725
Total Current Assets	33,752	107,828

PROPERTY AND EQUIPMENT, NET	108,010	195,196

OTHER ASSETS:
Definite-life intangible Assets, net	11,068	10,101
Deposits	122,015	122,015
Total Other Assets	133,083	132,116

	$274,845	$435,140
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$533,325	$509,262
Loan Payable, Other	20,000	15,000
Sales Tax Payable	-	1,981
Current portion, long term debt	6,130	6,718
Common Stock Subscribed	-	40,500
Accrued Payroll and Payroll Taxes	53,526	76,834
Accrued Liabilities	65,820	34,848
Total Current Liabilities	678,801	685,143

LONG TERM LIABILITIES:
Notes payable, less current portion	16,884	10,166
Convertible Debenture Payable, net of Discount of $84,306 and $213,020 at December 31, 2007 and 2008	252,310	132,980
Deferred rent expense	82,216	126,446
Total Long term Liabilities	351,410	269,592

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES	1,030,211	954,735

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
44,226,307 and 59.478.045 issued and outstanding at December 31, 2007 and 2008	44,226	59,478
Additional Paid-In Capital	15,377,434	17,411,793
Accumulated deficit	(16,177,026)	(17,990,866)
Total Stockholders' Deficit	(755,366)	(519,595)

	$274,845	$435,140

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2007	December 31, 2008

NET SALES	$161,340	$176,903

COST OF SALES	167,922	130,036

GROSS PROFIT (LOSS)	(6,582)	46,867

OPERATING EXPENSES:
Selling	159,149	209,189
General and Administrative	1,745,765	898,900
Research and Development	323,186	148,831

Total Operating Expenses	2,228,100	1,256,920

LOSS FROM OPERATIONS	(2,234,682)	(1,210,053)

OTHER INCOME (EXPENSE):
Other income - rent	85,739	37,947
Cancellation of contract	18,000	-
Amortization of Bond Interest	(84,345)	(505,671)
Interest income	3,244	-
Finance costs paid in stocks and warrants	-	(126,720)
Interest Expense	(8,185)	(6,840)
Interest Expense - Related Party	(30,759)	(2,503)

Total Other Income (Expense)	(16,306)	(603,787)

NET LOSS	$(2,250,988)	$(1,813,840)

BASIC AND DILUTED LOSS
PER SHARE	$(0.05)	$(0.03)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	42,394,344	52,430,957

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2008

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	39,086,307	$39,086	$13,054,415	$(13,926,039)	$(832,538)

Issuance of stock to employees	261,000	261	229,419	-	229,680
Issuance of stock to consultants	104,000	104	41,096	-	41,200
Common stock issued pursuant to private placements	1,000,000	1,000	279,000	-	280,000
Exercise of warrants	3,790,000	3,790	888,210	-	892,000
Warrants issued to Board of Directors	-	-	20,000	-	20,000
Warrants issued to consultants for services	-	-	285,706	-	285,706
Warrants issued to former CEO	-	-	42,056	-	42,056
Consulting services provided, debt forgiven	-	-	37,913	-	37,913
Discount on convertible debentures	-	-	607,003	-	607,003
Additional cancellation of contract	(15,000)	(15)	(17,985)	-	(18,000)
Finders fees	-	-	(89,400)	-	(89,400)
Net loss, year ended December 31, 2007	-	-	-	(2,250,988)	(2,250,988)

Balance, December 31, 2007	44,226,307	44,226	15,377,433	(16,177,027)	(755,368)

Common stock issued pursuant to private placements	7,461,998	7,462	738,738	-	746,200
Exercise of warrants	450,000	450	44,550	-	45,000
Conversion of convertible debentures	2,411,240	2,411	626,202	-	628,612
Discount on convertible debentures	-	-	196,000	-	196,000
Finders fees	221,000	221	37,389	-	37,610
	-	-	(37,610)	-	(37,610)
Issuance of stock to employees	97,500	98	12,578	-	12,676
Warrants issued to employees	-	-	98,403	-	98,403
Redating of warrants	-	-	6,720	-	6,720
Issuance of stock to consultants	110,000	110	45,890	-	46,000
Issuance of stock as finance costs	1,500,000	1,500	88,500	-	90,000
Issuance of stock as payment of accounts payable	3,000,000	3,000	177,000	-	180,000
Net loss, year ended December 31, 2008	-	-	-	(1,813,840)	(1,813,840)

Balance, December 31, 2008	59,478,045	$59,478	$17,411,793	$(17,990,867)	$(519,596)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2007	December 31, 2008
Cash Flows for Operating Activities:
Net Loss	$(2,250,988)	$(1,813,840)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	41,200	46,000
Warrants issued as payment of finance costs	-	6,720
Stock issued to employees for services	229,680	12,676
Warrants granted to employees for services	347,762	98,403
Non-cash - reversal of contract	(18,000)	-
Services donated by a significant shareholder	37,913	-
Common stock issued for finance costs		120,000
Amortization of bond interest	84,313	505,671
Amortization of intangibles	967	967
Depreciation expense	27,529	32,572
Increase in deferred rent	48,807	44,230
Allowance for Doubtful Accounts	7,247	(7,247)
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	3,068	(39,672)
(Increase) Decrease in inventories	9,251	(22,261)
(Increase) in prepaid expenses	(1,897)	(10,006)
(Decrease) in long term deposits	(6,089)	-
Increase in accounts payable	32,777	92,037
Increase in payroll and payroll taxes	38,527	23,308
(Decrease) in accrued liabilities	(38,807)	(25,381)
Net Cash (Used) by Operating Activities	(1,406,740)	(935,823)
Cash Flows from Investing Activities:
Capital expenditures	(3,702)	(119,757)
Net Cash (Used) by Investing Activities	(3,702)	(119,757)
Cash Flow from Financing Activities:
Proceeds from shareholder advances	180,500	51,000
Proceeds from Common Stock Subscribed	-	40,500
Proceeds from loans payable, others		31,000
Payments of shareholder advances	(626,678)	(17,100)
Payments of other borrowings	(5,594)	(6,130)
Payment on Note and loans payable		(36,000)
Payment of fees in connection with sale of common stock
and warrants	(89,400)	-
Proceeds from issuance of convertible debentures	775,000	196,000
Proceeds from sale of common stock and warrants	1,172,000	791,200
Net Cash Provided by Financing Activities	1,405,828	1,050,470
Increase (Decrease) in Cash	(4,614)	(5,110)
Cash at Beginning of Period	9,724	5,110

Cash at End of Period	$5,110	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$37,596	$2,886
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

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

For the year ended December 31, 2008:

The Company issued 221,000 shares of common stock as finders’ fees. The stock was valued at $37,610. The Company converted $625,000 of convertible debentures and $3,613 in accrued interest with the issuance of 2,411,240 shares of common stock. The Company issued convertible debentures for $196,000 principal and recorded a discount on the debentures of $196,000.

The Company converted $150,000 of accounts payable and loans payable to a significant shareholder into a note payable.

The Company issued 3,000,000 shares of common stock, valued at $180,000, to a significant shareholder in payment of a $150,000 note payable. The Company recognized $30,000 in finance costs as a result of this transaction.

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

NOTE 2 – BASIS OF PRESENTATION

The Company incurred net losses of $1,833,174 and $2,250,988 during the years ended December 31, 2008 and 2007, respectively. In addition, the Company had a working capital deficiency of $626,649 and a stockholders deficiency of $568,929 at December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the year ended December 31, 2008, our reliance on a significant shareholder for our operating funds has diminished and we have obtained external financing through private placements of debt and equity.

During the year ended December 31, 2008, the Company:

▪

generated approximately $177,000 in net sales of its products;

▪

raised an aggregate amount of $987,200 through both equity and debt private placements, in which the Company incurred finders’ fees of $37,610

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

Revenue Recognition – For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company recognized no such provision for the 12 months ended December 31, 2008, and a provision for bad debts of $49,334 and $7,247 for the years ended December 31, 2008 and 2007, respectively.

Advertising Costs - Advertising costs are expensed as incurred. Advertising costs were approximately $5,900 and $17,000 for the years ended December 31, 2008 and 2007, respectively.

Research and Development - Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories:

•

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. Research expenses were approximately $136,000 and $43,000 for the years ended December 31, 2008 and 2007, respectively;

•

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $13,000 and $280,000 for the years ended December 31, 2008 and 2007, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

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

During 2007 and 2008, warrants were granted to employees and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $347,762 and $98,403 during the years ended December 31, 2007 and December 31, 2008, respectively.

The fair value of warrants were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2008	2007
Expected volatility	127.72% to 197.22%	86.17% to 249.35%
Expected dividends	0%	0%
Expected term	3 years	3.32 years
Risk free rate	3.1%	4.32%

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

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants – 20,107,373 and 13,595,109 at December 31, 2008 and 2007 respectively) are anti-dilutive.

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

In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 1, 2009. We do not expect the impact of this adoption to be material.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP standards. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt prospectively these provisions in the first quarter of fiscal 2009. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before December 30, 2008. The implementation of FAS 157-3 did not have a material impact on the Company’s consolidated financial statements

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired; 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and Other Comprehensive Income; and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The implementation of FAS 157-4 will not have a material impact on the Company’s consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories at December 31, 2008 and 2007 consist of the following:

	December 31, 2008	December 31, 2007

Work in Process	$35,850	$4,864
Finished Goods	7,919	16644

	$43,769	$21,508

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consist of the following:

	December 31, 2008	December 31, 2007

Furniture & fixtures	$49,466	$49,465
Equipment	85,402	54,722
Leasehold improvements	129,252	40,175

	264,120	144,362
Less accumulated depreciation and amortization	(68,924)	(36,352)

	$195,196	$108,010

Depreciation and amortization was $32,572 and $27,529 for the years ended December 31, 2008 and 2007, respectively.

NOTE 6 – DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at December 31, 2008 and 2007 consist of the following:

	December 31, 2008	December 31, 2007

Patent applications pending	$14,500	$$14,500
Less: accumulated amortization	4,399	3,432
	$10,101	$$11,068

The Company’s definite-life intangible assets are being amortized, upon being placed in service, over the estimated useful lives of the assets of 15 years, with no residual value. Amortization expense was $967 and $967 for the years ended December 31, 2008 and 2007, respectively. The Company estimates that their amortization expense for each of the next five years will be approximately $1,000 per year.

NOTE 7 – LOAN PAYABLE – OTHER

Loan payable, other, is payable on demand and bears has no stated interest rate. As of December 31, 2008, the outstanding principal balance was $15,000.

NOTE 8 – LONG TERM DEBT

Long term debt at December 31, 2008 and 2007 consists of the following:

Installment notes, bearing interest at 8.8% and 9.5%	December 31, 2008	December 31, 2007
per annum and due November 2010 and March 2011.
The loans are secured by certain of the Company	$16,884	$23,014
Equipment	6,718	6,130
Less current portion	$10,166	$16,884

Maturities of the long-term debt are as follows:
December 31,
2009	$6,718
2010	6,999
2011	3,167
$16,884

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

In 2008 $625,000 of these convertible debentures, along with $3,512 in accrued interest, were converted into 2,411,240 shares of common stock.

In 2008, the Company sold for aggregate consideration of $196,000 1% convertible notes in the aggregate principal amount of $196,000 (“Notes”) and warrants to purchase 3,920,000 shares of common stock, at an exercise price of $.10 per share for a term of three years (“Warrants). These warrants were valued at $150,644 using the Black-Scholes pricing model with the following assumptions: expected volatility 127.72% - 197.22%; expected dividend 0; expected term 3 years; and risk free rate 3.1%.

The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate equal to $.10 per share. Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at $.10 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate equal to $.10 per share.

The Company recorded a deferred debt discount in the amount of $196,000, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates”, to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $44,986 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants $151,014 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital. The Company is amortizing the debt discount over the term of the debt.

Amortization of debt discount for the year ended December 31, 2008 was $505,671.

NOTE 10 - STOCKHOLDERS’ DEFICIENCY

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

In September of 2007, the Company recorded the value of consulting services contributed by a significant shareholder, Howard Baer, valued at $37,913 to contributed capital.

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

During the quarter ended March 31, 2008, the Company issued 97,500 shares of stock to employees for future services, valued at $12,676. The Company issued 70,000 shares of common stock, valued at $21,000 for finders fees related to the sales of stock during the first quarter. The Company sold 3,534,990 shares of common stock and warrants to purchase 7,069,980 shares of stock for $.10 per share for a term of three years and received proceeds of $353,499. The Company sold for aggregate consideration of $110,000 1% convertible notes in the aggregate principal amount of $110,000 (“Notes”) and warrants to purchase 2,200,000 shares of common stock, at an exercise price of $.10 per share for a term of three years (“Warrants). The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate of $.10 per share. Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at $.10 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate of $.10 per share. The Company issued 2,281,730 shares of common stock upon conversion of $575,000 in principal and $2,481 in interest as a result of conversions of 2007 convertible debt.

During the second quarter of 2008, the Company sold 3,311,660 shares of common stock and warrants to purchase 6,623,320 shares of common stock with an exercise price of $.10 and a term of three years, and received proceeds of $331,166, which was used for operations. The Company sold for aggregate consideration of $41,000 1% convertible notes in the aggregate principal amount of $20,000 (“Notes”) and warrants to purchase 820,0000 shares of common stock, at an exercise price of $.10 per share for a term of three years (“Warrants). The Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years (subject to the Company’s right to extend the term for an additional three years), cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate of $.10 per share. Accrued interest will be paid on the maturity date, as the same may be extended, in shares of common stock, valued at $.10 per share, and, unless the Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate of $.10 per share. In addition, the Company issued 450,000 shares of common stock upon the exercise of warrants and received proceeds of $45,000. In addition, the Company issued 85,000 shares of common stock, valued at $43,250, to a consultant. The Company issued 129,511 shares of common stock upon conversion of $50,000 in principal and $1,133 in interest as a result of conversions of 2007 convertible debt.

During the quarter ended September 30, 2008, the Company sold 615,348 shares of common stock and warrants to purchase 1,030,696 shares at $.10 per share for a term of three years, in a private placement, and received $61,535 in proceeds, which was used for operations. The Company sold for aggregate consideration of $45,000 1% convertible notes in the aggregate principal amount of $45,000 (“Notes”) and warrants to purchase 900,000 shares of common stock, at an exercise price of $.10 per share for a term of three years (“Warrants). The Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years (subject to the Company’s right to extend the term for an additional three years), cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate of $.10 per share. Accrued interest will be paid on the maturity date, as the same may be extended, in shares of common stock, valued at $.10 per share, and, unless the Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate of $.10 per share.

During the quarter ended December 31, 2008, the Company issued 25,000 shares to a consultant for services, valued at $2,750. 151,000 shares of common stock, valued at $16,610 were issued in payment of finders’ fees related to stock sold in the second and third quarters.

In September, 2008, the Company entered into a financing transaction in connection with which it incurred a liability of $45,000 to a significant shareholder, Howard Baer in the form of an advance of $25,000 and discharge of a Company liability for unpaid rent in the amount of approximately $20,000. In connection with this transaction, the Company issued 1,500,000 restricted shares of common stock to a third person to induce him to loan funds to the significant shareholder, Howard Baer to enable such shareholder to make the $25,000 loan to the Company and discharge the approximate $20,000 company liability for unpaid rent. The loan is unsecured, payable on demand, and bears interest at the rate of 7% per annum. The shares were valued at $90,000, based on the quoted price of the Company’s common stock on September 15, 2008. The Company recognized finance costs of $90,000 in connection with this transaction.

Periodically during 2008 the Company received loans from Mr. Baer. In addition, the Company owed Mr. Baer for unpaid rent and other expenses paid on behalf of the Company by Mr. Baer. In December of 2008 the Company formalized these loans and accounts payable in a promissory note for $150,000. This note is unsecured, payable on demand, and bears interest at the rate of 7% per annum. Simultaneously, the Company issued 3,000,000 shares of common stock valued at $180,000, in full satisfaction of this promissory note, and recorded finance costs of $30,000 in connection with this transaction.

A summary of the status of the Company’s warrants is presented below.

	December 31, 2008		December 31, 2007
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	13,595,109	0.55	13,538,734	$0.75

Issued	18,843,996	0.10	4,416,375	0.35

Exercised	(350,000)	0.10	(3,790,000)	(0.02)

Terminated warrants			(520,000)	(0.33)

Expired	(11,981,732)	1.10	(50,000)	(3.75)

Outstanding, end of period	20,107,373	$0.27	13,595,109	$0.55

Warrants outstanding and exercisable by price range as of December 31, 2008 were as follows:

		Oustanding Warrants		Exercisable Warrants
		Average
		Weighted			Weighted
		Remaining			Average
		Contractual	Exercise		Exercise
Range	Number	Life in Years	Price	Number	Price
0.10	16,556,014	2.28	0.10	16,556,014	0.10
0.25	150,000	0.27	0.25	150,000	0.25
0.50	3,401,359	1.67	0.50	3,401,359	0.50

	20,107,373	2.16		20,107,373	0.17

NOTE 11 - RELATED PARTY TRANSACTIONS

Office Space - We are subleasing approximately 15,000 square feet of office and production space located in Scottsdale, Arizona from a significant shareholder, Howard Baer. This Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease on March 31, 2013. The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance, insurance and repairs related to the premises we are leasing.

Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet. We are subleasing approximately 2,000 square feet on a month to month basis back to this significant shareholder, Howard Baer at a rate of approximately $2,100 per month. This sublease has not yet been formalized, and is currently on a month to month basis. We incurred $236,933 in rent expense and recognized $18,900 in sublet rent income during fiscal 2008. The property is well maintained

Equipment - The Company uses and, in consideration of such use, makes lease and rent payments for, telephone equipment that is leased by an entity owned by the Company’s former CEO. During 2008 and 2007, equipment rental and lease expense paid to the entity amounted to $7,970 and $7,888, respectively. The lease and rental payments equal the debt service on the equipment. The former CEO intends to transfer the equipment to the Company, for no consideration, once the note is paid in full. At December 31, 2008, there were no amounts payable to the former CEO for this rent.

Marketing Consultant Agreement – The Company has entered into an agreement with a significant shareholder, Howard Baer and former CEO to provide marketing services whereby the Company shall pay commissions at the rate of $.50 per bottle for every bottle sold under this agreement. In April of 2009, we amended this agreement to grant worldwide distribution and marketing rights to our product. This agreement calls for minimum monthly sales levels and is in effect for two years.

Financing - In September, 2008, the Company entered into a financing transaction in connection with which it incurred a liability of $45,000 to a significant shareholder, Howard Baer in the form of an advance of $25,000 and discharge of a Company liability for unpaid rent in the amount of approximately $20,000. In connection with this transaction, the Company issued 1,500,000 restricted shares of common stock to a third person to induce him to loan funds to the significant shareholder, Howard Baer to enable such shareholder to make the $25,000 loan to the Company and discharge the approximate $20,000 company liability for unpaid rent. The loan is unsecured, payable on demand, and bears interest at the rate of 7% per annum. The shares were valued at $90,000, based on the quoted price of the Company’s common stock on September 15, 2008. The Company recognized finance costs of $90,000 in connection with this transaction.

Periodically during 2008 the Company received loans from Mr. Baer. In addition, the Company owed Mr. Baer for unpaid rent and other expenses paid on behalf of the Company by Mr. Baer. In December of 2008 the Company formalized these loans and accounts payable in a promissory note for $150,000. This note is unsecured, payable on demand, and bears interest at the rate of 7% per annum. Simultaneously, the Company issued 3,000,000 shares of common stock valued at $180,000, in full satisfaction of this promissory note, and recorded finance costs of $30,000 in connection with this transaction.

Sales - In 2008 the Company sold its product to Changing Times Vitamins (CTV), a company whose majority shareholder is a significant shareholder, Howard Baer of the Company. These sales totaled $49,333 and represent 28% of our revenue for 2008. This amount ($49,000) remains outstanding at December 31, 2008 and is reported in accounts receivable on the balance sheet. The Company, on the one hand, and CTV and Howard R. Baer, on the other hand, have agreed that each of them shall have a mutual right of offset against the other with respect to amounts payable by one to the other including accounts receivable owed by CTV to the Company. As of December 31 2008 and May 15, 2009 the Company owed Mr. Baer approximately $4,000 and $118,000 respectively, and CTV owed the Company $49,000 in accounts receivable.

NOTE 12 - INCOME TAXES

At December 31, 2008, the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $3,800,000, which may be applied against future taxable income, if any, at various dates from 2024 through 2028. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2008, the Company had a deferred tax asset of approximately $1,500,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal and State Statutory Rate of 40% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $350,000 in 2008.

NOTE 13 – CONCENTRATIONS

Customers - The Company has no significant dependence on a limited range of suppliers or purchasers. Revenues are generated primarily by Internet sales, none of whom constitute a concentration the loss of which could have a material impact on the operations of the Company. In 2008 the Company sold its product to Changing Times Vitamins (CTV), a company whose majority shareholder is a significant shareholder, Howard Baer of the Company. These sales totaled $49,333 and represent 28% of our revenue for 2008. This amount ($49,000) remains outstanding at December 31, 2008 and is reported in accounts receivable on the balance sheet. The Company, on the one hand, and CTV and Howard R. Baer, on the other hand, have agreed that each of them shall have a mutual right of offset against the other with respect to amounts payable by one to the other including accounts receivable owed by CTV to the Company. As of December 31 2008 and May 15, 2009 the Company owed Mr. Baer approximately $4,000 and $118,000 respectively, and CTV owed the Company $49,000 in accounts receivable.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Commitment -- We are subleasing approximately 15,000 square feet of office and production space located in Scottsdale, Arizona from a significant shareholder, Howard Baer. This Amended and Restated Sublease expires on February 9, 2020, provided that we have the unilateral right to terminate the Lease on March 31, 2013. The annual base rent for the 15,000 square foot facility is approximately $237,000 and is payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance, insurance and repairs related to the premises we are leasing.

Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet. We are subleasing approximately 2,000 square feet on a month to month basis back to this significant shareholder, Howard Baer at a rate of approximately $2,100 per month. This sublease has not yet been formalized, and is currently on a month to month basis. We incurred $236,933 in rent expense and recognized $18,900 in sublet rent income during fiscal 2008. The property is well maintained

The Company is leasing, on a month to month basis, a warehousing and bottling facility. The lease calls for monthly rentals of $2,167. Rent expense under this lease for the year ended December 31, 2008 was approximately $28,275.

The future minimum lease payments related to the Amended and Restated Sublease are as follows:

Year Ending December 31,
2009	$256,878
2010	263,300
2011	269,882
2012	276,629
2013	283,545
Thereafter	,884,063
$3,234,297

NOTE 15 - SUBSEQUENT EVENTS

In February of 2009, the Company contracted with American Capital Ventures, Inc to provide us with assistance in promoting the Company to brokerage firms, hedge funds and institutional investors that invest in and follow the nutraceutical industry. This contract calls for the issuance of 1,500,000 shares of common stock upon acceptance of the agreement.

In February of 2009 the Company contracted with Great Northern & Reserve Partners, LLC, (GNRP) to develop a comprehensive plan to fully substantiate and identify the efficacy of our products ingredients. In addition, GNRP will assist in developing a coherent strategy to contact supplement and functional foods manufacturers. This contract calls for the issuance of 1,500,000 shares of common stock upon acceptance of this agreement. As a part of this agreement, GNRP identified a research opportunity for our company, and in March of 2009 the Company contracted with Wayne State University for research to analyze the ProAlgaZyme filtrate to determine the biochemical makeup of the entire filtrate. We are hoping to identify the active agent or agents in our products in order to further our marketing and distribution potential. Once we have identified the active ingredients in our products, our advertising can target specific groups of consumers who would benefit from the use of our product.

In February of 2009 the Company signed a distribution agreement with Changing Times Vitamins, Inc. (CTV) to provide exclusive distribution rights for ProAlgaZyme, marketed under the names RecoveryX, Immune Plus Rx, and Liquid MD. This contract calls for certain minimum sales levels, and is in effect for two years. A significant shareholder, Howard Baer, is a majority shareholder in Changing Times Vitamins, Inc.

In February of 2009 the Company issued 1,618,333 shares of common stock to its employees for accrued and unpaid salaries due.

Through May 15, 2009 the Company issued 2,274,200 shares of its common stock against common stock subscribed of $40,500 and received $73,210 in cash.

Exhibit Number	Title
2.1	Agreement and Plan of Reorganization	(1)
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)
3.2	By-laws of the Company	(3)
4.1	Form of Convertible Note Subscription Agreement dated July/August 2007	(5)
4.2	Form of Convertible Note dated July/August 2007	(9)
4.3	Form of Warrant (Convertible Note Offering)	(10)
10.02	Amended and Restated Sublease between Howard R. Baer and the Company, dated April 12, 2006	(6)
10.05	Branding and Marketing Agreement with Specialty Nutrition Group, Inc.	(8)
14.1	Code of Ethics	(7)
21	Subsidiaries of the Registrant	(4)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Filed herewith.

(9)

Filed as Exhibit 4.2 to our Form 10-QSB, filed with the Commission on November 14, 2007 and incorporated by this reference.

(10)

Filed as Exhibit 4.3 to our Form 10-QSB, filed with the Commission on November 14, 2007 and incorporated by this reference.