Form 10-Q
period 2009-03-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2009-06-15
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

     .

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

Large accelerated filer       .

Accelerated filer      .

Non-accelerated filer      .

Smaller reporting company  X .

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes      . No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 67,615,058 shares of common stock, $0.001 par value, outstanding at June 12, 2009.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I – FINANCIAL INFORMATION

4

Item 1. Consolidated Financial Statements

4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3. Controls and Procedures

15

PART II – OTHER INFORMATION

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 6. Exhibits

16

SIGNATURES

18

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,015	$-
Accounts Receivable		49,334
Inventories	42,149	43,769
Prepaid Expenses	2,510	14,725
Total Current Assets	46,674	107,828

PROPERTY AND EQUIPMENT, NET	188,032	195,196
OTHER ASSETS:
Definite-life intangible Assets, net	9,860	10,101
Deposits	122,015	122,015
Total Other Assets	131,874	132,116
	$366,580	$435,140
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$513,128	$509,262
Loan Payable, other	15,000	15,000
Common Stock Subscribed	38,010	40,500
Current portion, long term debt	6,873	6,718
Sales Tax Payable	1,981	1,981
Accrued Payroll and Payroll Taxes	45,411	76,834
Accrued Liabilities	31,641	34,848
Total Current Liabilities	652,045	685,143

LONG TERM LIABILITIES:
Notes payable, less current portion	8,388	10,166
Convertible Debenture Payable, less Discount of $213,020
and $125,177 at December 31, 2008 and March 31, 2009	218,323	132,980
Deferred rent expense	137,866	126,446
Total Long term Liabilities	364,577	269,592
COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	1,016,621	954,735
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
59,478,045 and 65,038,611 issued and outstanding at
December 31, 2008 and March 31, 2009	65,038	59,478
Additional Paid-In Capital	17,956,955	17,411,793
Accumulated deficit	(18,672,034)	(17,990,866)
Total Stockholders' Deficit	(650,042)	(519,595)
	$366,580	$435,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	Months ended	Months ended
	March 31, 2009	March 31, 2008

NET SALES	$23,130	$35,551

COST OF SALES	16,322	30,500

GROSS PROFIT	6,808	5,051

OPERATING EXPENSES:
Selling	108,930	65,960
General and Administrative	318,756	201,077
Research and Development	108,090	16,488

Total Operating Expenses	535,776	283,525

LOSS FROM OPERATIONS	(528,968)	(278,474)

OTHER INCOME (EXPENSE):
Other income - rent	6,300	19,047
Amortization of Bond Discount	(157,054)	(405,028)
Interest Expense	(1,446)	(2,959)

Total Other Income (Expense)	(152,200)	(388,940)

NET LOSS	$(681,168)	$(667,414)

BASIC AND DILUTED LOSS
PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	62,346,277	46,440,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Cash Flows for Operating Activities:
Net Loss	$(681,168)	$(667,414)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	197,070	-
Stock issued to employees for services	106,083	12,676
Amortization of bond discount	157,054	405,028
Amortization of intangibles	242	241
Depreciation expense	7,164	7,508
Deferred rent	11,420	9,970
Changes in assets and liabilities:
Decrease in accounts receivable	49,333	-
Decrease in inventories	1,620	7,855
(Increase) Decrease in prepaid expenses	12,215	(14,151)
Increase(Decrease) in accounts payable	9,865	(85,843)
Increase (Decrease) in payroll and payroll taxes	24,327	(29,364)
(Decrease) in accrued liabilities	(2,400)	(29,353)
Net Cash (Used) by Operating Activities	(107,173)	(382,847)

Cash Flows from Investing Activities:
Capital expenditures	-	(19,117)
Net Cash (Used) by Investing Activities	-	(19,117)

Cash Flow from Financing Activities:
Proceeds from common stock subscribed	38,010
Payments of other borrowings	(1,622)	(21,480)
Proceeds from issuance of convertible debentures	47,500	110,000
Proceeds from sale of common stock and exercise of warrants	25,300	353,499
Net Cash Provided by Financing Activities	109,188	442,019

Increase (Decrease) in Cash	2,015	40,055

Cash at Beginning of Period	-	5,110

Cash at End of Period	$2,015	$45,165
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,477	$959
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

First Quarter 2009:

During the three month period of time ending on March 31, 2009, the Company converted $50,000 of convertible debentures and $807 in accrued interest with the issuance of 203,227 shares of common stock. The Company issued convertible debentures for $47,500 principal and recorded a discount on the debentures of $39,500.

The Company issued 557,500 shares of common stock to employees for payment of accrued salaries valued at $55,750. The Company issued 66,667 shares of common stock for payment of accounts payable in the amount of $6,000. The Company issued 810,000 shares of common stock against common stock subscribed totaling $40,500. The Company recorded a debt discount of $110,539 in connection with restructured convertible debt.

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-K as of that date.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009, or any other period.

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

The Company incurred net losses of $681,168 and $667,414 for the three months ended March 31, 2009 and 2008, respectively. In addition, the Company had a working capital deficiency of $605,371 and a stockholders’ deficit of $650,042 at March 31, 2009. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital. During the first quarter of 2009, the Company raised approximately $111,000 in net proceeds from the private sale of its common stock, the issuance of convertible debentures, and the receipt of stock subscriptions. There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

NOTE 2 – INVENTORIES

Inventories at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Raw materials	$34,418	$35,850
Work in process	-	-
Finished goods	7,731	7,919
	$42,149	$43,769

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Furniture and fixtures	$49,466	$49,466
Equipment	85,402	85,402
Leasehold improvements	129,252	129,252

	264,120	264,120
Less accumulated depreciation and amortization	(76,088)	(68,924)

	$188,032	$195,196

Depreciation and amortization was $7,164 and $7,508 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Patent applications pending	$14,500	$14,500
Less: Accumulated amortization	(4,640)	(4,399)

	$9,860	$10,101

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the three months ended March 31, 2009 and 2008 was $242 and $241, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 5 – LONG TERM DEBT:

Long term debt consists of the following:

Installment notes, bearing interest at 8.8% and 9.5%
per annum and due November 2010 and March 2011,	March 31, 2009	December 31, 2008
respectively. The loans are secured by certain of the	(Unaudited)
Company's equipment	$15,261	$16,884

Less current portion	6,873	6,718
	$8,388	$10,166

Maturities of the long-term debt are as follows:

March 31,
2010	$6,873
2011	8,388
$15,261

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

In the first quarter of 2009, convertible debentures in the principal amount of $196,000 were restructured. The conversion rate was reduced to $.05 per share from $.10 per share, and the warrants were cancelled. As a result, the Company wrote off the unamortized portion of debt discount related to the relative fair value of the warrants amounting to $110,539 and recalculated the debt discount with respect to the new beneficial conversion feature in the amount of $122,284. The newly calculated debt discount is being amortized over the remaining period of the notes. In addition, amortization of debt discount for the convertible notes for the three months ended March 31, 2009 was $11,211.

Also during the first quarter of 2009, the Company sold for aggregate consideration of $47,500, 1% convertible notes in the aggregate principal amount of $47,500. The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate equal to $.05 per share. Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at $.05 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate equal to $.05 per share. The Company recorded a deferred debt discount in the amount of $39,500, to reflect the beneficial conversion feature of the convertible debt. The Company is amortizing the debt discount over the term of the debt. Amortization of debt discount was $2,085 for the three months ended March 31, 2009.

During the three month period of time ending on March 31, 2009, the Company converted $50,000 of convertible debentures and $807 in accrued interest with the issuance of 203,227 shares of common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet. We are subleasing approximately 2,000 square feet on a month to month basis back to this significant shareholder, Howard Baer at a rate of approximately $2,100 per month. This sublease has not yet been formalized, and is currently on a month to month basis. We incurred $59,232 in rent expense and recognized $6,300 in sublet rent income during the first quarter of 2009.

Equipment - The Company uses and, in consideration of such use, makes lease and rent payments for, telephone equipment that is leased by an entity owned by the Company’s former CEO. During the quarter ended March 31, 2009 and 2008 respectively, equipment rental and lease expense paid to the entity amounted to $1,836 and $2,657, respectively. The lease and rental payments equal the debt service on the equipment. The former CEO intends to transfer the equipment to the Company, for no consideration, once the note is paid in full.

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

Financing - Periodically during 2009 the Company received loans from Mr. Baer. In addition, the Company owed Mr. Baer for unpaid rent and other expenses paid on behalf of the Company by Mr. Baer. The balance owing Mr. Baer at March 31, 2009 is $25,847 and is reflected in accounts payable.

NOTE 8 - STOCKHOLDERS’ DEFICIT

During the quarter ended March 31, 2009 the Company issued 1,618,333 shares of its common stock, valued at $161,833 to employees for both current and previously accrued salaries. The company issued 923,000 shares of common stock, valued at $83,070, to consultants for research. The Company issued 1,316,000 shares of stock for proceeds of $25,300 and $40,500 for previously paid subscriptions. The Company issued 1,500,000 shares, valued at $120,000, to a marketing consultant for services. Convertible debentures were converted during the quarter ended March 31, 2009, and the Company issued 203,227 shares of common stock and retired $50,000 of debt and $807 in accrued interest.

A summary of the status of the Company’s warrants is presented below.

	March 31, 2009		March 31, 2008
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	20,107,373	0.27	13,595,109	0.75

Issued	-	0.10	9,269,998	0.10

Exercised	-	0.10	-	-

Expired	(150,000)	0.10	-	-

Outstanding, end of period	19,957,373	0.27	22,865,107	0.83

Warrants outstanding and exercisable by price range as of March 31, 2009 were as follows:

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual			Average
		Life	Exercise		Exercise
Range of	Number	in Years	Price	Number	Price
0.10	16,556,014	2.02	0.10	16,556,014	0.10
0.50	3,401,359	1.25	0.50	3,401,359	0.50

	19,957,373	1.89		19,957,373	0.17

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

Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet. We are subleasing approximately 2,000 square feet on a month to month basis back to this significant shareholder, Howard Baer at a rate of approximately $2,100 per month. This sublease has not yet been formalized, and is currently on a month to month basis. We incurred $59,232 in rent expense and recognized $6,300 in sublet rent income during the first quarter of 2009.

The Company is leasing, on a month to month basis, a warehousing and bottling facility. The lease calls for monthly rentals of $2,167. Rent expense under this lease for the quarter ended March 31, 2009 was approximately $7,581.

The future minimum lease payments related to the Amended and Restated Sublease and the warehouse lease, are as follows:

Year Ending March 31,
2010	$258,454
2011	264,915
2012	271,538
2013	278,326
2014	285,285
Thereafter	1,812,740
$3,171,258

NOTE 10 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt – 5,270,000 and warrants – 19,957,373 at March 31, 2009 and convertible debt – 1,900,000 and warrants – 22,865,107 at March 31, 2008) are anti-dilutive.

NOTE 10 - SUBSEQUENT EVENTS

During May of 2009 the Company issued 918,247 shares of common stock, valued at $91,825, to employees for accrued and current payroll. The Company issued 958,200 shares of stock and received $47,910 in proceeds. The Company issued 200,000 shares of common stock, valued at $18,000, to a consultant as payment of accrued fees owed. The Company issued 500,000 shares of common stock, valued at $55,000, in payment of legal fees.

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

Results of Operations for the three months ended March 31, 2009and March 31, 2008.

Net Sales. Net sales for the three months ended March 31, 2009 were $23,130 as compared to $35,551 for the three months ended March 31, 2008. These sales reflect principally revenues from the ProAlgaZyme product. We currently market our product over the Internet, and by telephone. We have recently had limited success with retail grocery store outlets and expect to expand our presence in the retail market in 2009.

Throughout 2008 and 2009, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme® product, contributing to a low level of net sales. Although the ProAlgaZyme® product is available for sale and we are exploring various potential marketing opportunities, we are currently advertising on a limited basis and expect only limited sales revenue until at least the third quarter of 2009. We believe that our ability to generate sales of the ProAlgaZyme® product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising. The testing necessary to further characterizing the product, identifying its method of action and establishing its effectiveness is ongoing.

Cost of Sales. Cost of Sales was $16,322 for the three months ended March 31, 2009, as compared to $30,500 for the comparable period in 2008. Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale. The decrease in cost of sales for 2009 is a direct result of our decreased sales volume.

Gross Profit. Gross profit was $6,808 for the three months ended March 31, 2009, as compared to $5,051 for the comparable period in 2008. The increased gross profit for 2009 is due to improvements in our production efficiency.

Research and Development Expenses. For the three months ended March 31, 2009, we incurred $108,090 on research and development expenses (of which approximately $50,070 was noncash stock issuance), as compared to $16,488 for the comparable period in 2008. These expenses are comprised of costs associated with internal and external research. The increase in our research and development is due to a research project contracted in the first quarter of 2009.

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

Selling and Marketing Expenses. Selling and marketing expenses were $108,930 for the three months ended March 31, 2009 (of which approximately $65,000 was noncash stock issuance), as compared to $65,960 for the comparable period in 2008. The increase in 2009 was due to costs associated with a national marketing consultant to increase our national exposure. We intend to continue to direct our in house selling efforts to existing ProAlgaZyme® users during 2009. The consultants will provide us with exposure in the media through the use of radio and television segments.

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

General and Administrative Expenses. General and administrative expense was $318,756 for the three months ended March 31, 2009, as compared to $201,077 for the comparable period in 2008. The increase in general and administrative expenses is due primarily to a $120,000 increase in stock based compensation issued to consultants, an adjustment to pricing on invoices, offset by a decrease in our legal fees.

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

We have had limited revenue ($11,888 for the three months ended March 31, 2009) and have incurred significant net losses since inception, including a net loss of $681,168 during the three months ended March 31, 2009. We expect only limited sales revenue until at least the third quarter of 2009. Further, we have incurred recurring negative cash flow from operations. During the three months ended March 31, 2009, we incurred negative cash flows from operations of $107,173. As of June 12, 2009, we had no cash balance. We had a working capital deficiency of $605,371 and a stockholders’ deficit of $650,042 as of March 31, 2009. Although we recently raised a limited amount of capital, we have in the past had difficulty in raising capital from external sources. These factors raise substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2009 and 2008, our operating activities used $107,173 and $382,847 in cash, respectively. Our financing activities generated $109,188 and $442,019 during the three months ended March 31, 2009 and 2008, respectively. The approximate $338,000 decrease in cash generated by our financing activities is primarily attributable to a decrease in proceeds from the sale of common stock and warrants. In addition, we received gross proceeds from equity and debt financing of $110,810 during the three months ended March 31, 2009.

We estimate that we will require approximately $1,250,000 in cash over the next 12 months in order to fund our operations. In addition, if we are to initiate the clinical research for our subsidiary, we will require an additional $3,000,000. Based on this cash requirement, we have an immediate and urgent need for additional funding. For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements. Historically, we have had difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources. If we are not able to raise additional funds in the immediate future we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

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

(b)     Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the principal executive officer or the principal accounting officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009 the Company issued 1,618,333 shares of its common stock, valued at $161,832 to employees for salaries. The company issued 923,000 shares of common stock, valued at $92,300, to consultants for research. The Company issued 1,316,000 shares of stock and received $65,800 in proceeds. The Company issued 1,500,000 shares, valued at $120,000, to a marketing consultant for services. Convertible debentures were converted during the quarter ended March 31, 2009, and the Company issued 203,227 shares of common stock and retired $50,000 of debt and $807 in accrued interest.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: June 12, 2009	By: /s/ Janet L. Crance
Principal Accounting Officer
Principal Administrative Officer

LIST OF EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization	(1)
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(2)
3.2	By-laws of the Company	(3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 2.1 to our current Report on Form 8-K, Filed with the Commission on December 9, 2003 and incorporated by this reference.

(2)

Filed as Exhibit 3.1 to our Form 10-QSB, filed with the Commission on August 30, 2004 and incorporated by this reference.

(3)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.