Form 10-Q
period 2009-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2009-08-14
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No        .

.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes         No         .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer

Accelerated filer          .

Non-accelerated filer

Smaller reporting company  X .

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes                   No    X .

There were 70,734,059 shares of the registrant’s common stock, $0.001 par value, issued and outstanding as of August 14, 2009.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I – FINANCIAL INFORMATION

4

ITEM 1. FINANCIAL STATEMENTS

4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  15

ITEM 4. CONTROLS AND PROCEDURES

17

PART II – OTHER INFORMATION

18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

18

ITEM 5. OTHER INFORMATION

18

ITEM 6. EXHIBITS

18

SIGNATURES

19

LIST OF EXHIBITS

20

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$25,666	$-
Accounts Receivable	27,000	49,334
Inventories	38,001	43,769
Prepaid Expenses	-	14,725
Total Current Assets	90,667	107,828

PROPERTY AND EQUIPMENT, NET	180,868	195,196
OTHER ASSETS:
Definite-life intangible Assets, net	9,618	10,101
Deposits	122,015	122,015
Total Other Assets	131,633	132,116
	$403,168	$435,140
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$527,975	$509,262
Loan Payable, other	-	15,000
Common Stock Subscribed	-	40,500
Current portion, long term debt	8,692	6,718
Sales Tax Payable	1,981	1,981
Accrued Payroll and Payroll Taxes	44,237	76,834
Accrued Liabilities	14,566	34,848
Total Current Liabilities	597,451	685,143

LONG TERM LIABILITIES:
Notes payable, less current portion	4,909	10,166
Convertible Debenture Payable, less Discount of $213,020
and $124,407 at December 31, 2008 and June 30, 2009	271,693	132,980
Deferred rent expense	149,286	126,446
Total Long term Liabilities	425,888	269,592
COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	1,023,339	954,735
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
59,478,045 and 70,714,059 issued and outstanding at
December 31, 2008 and June 30, 2009	70,714	59,478
Additional Paid-In Capital	18,314,493	17,411,793
Accumulated deficit	(19,005,378)	(17,990,866)
Total Stockholders' Deficit	(620,171)	(519,595)
	$403,168	$435,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months ended	Months ended	Months ended	Months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

NET SALES	$27,115	$59,602	$50,245	$95,153

COST OF SALES	6,997	47,091	23,319	77,591

GROSS PROFIT	20,118	12,511	26,926	17,562

OPERATING EXPENSES:
Selling	58,864	62,224	167,794	128,184
General and Administrative	234,160	371,896	552,916	572,973
Research and Development	41,036	36,009	149,126	52,497

Total Operating Expenses	334,060	470,129	869,836	753,654

LOSS FROM OPERATIONS	(313,942)	(457,618)	(842,910)	(736,092)

OTHER INCOME (EXPENSE):
Other income - rent	6,300	11,800	12,600	30,847
Amortization of Bond Discount	(23,659)	(49,976)	(180,713)	(454,955)
Interest Expense	(2,043)	(1,186)	(3,489)	(4,194)
Interest Expense, related party		(2,503)	-	(2,503)

Total Other Income (Expense)	(19,402)	(41,865)	(171,602)	(430,805)

NET LOSS	$(333,344)	$(499,483)	$(1,014,512)	$(1,166,897)

BASIC AND DILUTED LOSS
PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	66,870,464	52,069,802	64,647,889	49,254,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Cash Flows for Operating Activities:
Net Loss	$(1,014,512)	$(1,166,897)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	288,583	43,250
Stock issued to employees for services	152,636	12,676
Warrants granted for services rendered	-	10,476
Amortization of bond discount	180,713	454,955
Amortization of intangibles	483	483
Depreciation expense	14,328	15,498
Increase in deferred rent	22,840	2,390
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	22,334	(19,123)
(Increase) in rent receivable		(11,800)
(Increase) decrease in inventories	5,768	(47,620)
(Increase) Decrease in prepaid expenses	14,725	(37,267)
Increase(Decrease) in accounts payable	33,200	(70,780)
Increase (decrease) in payroll and payroll taxes	69,706	(22,523)
Increase (Decrease) in accrued liabilities	(19,475)	(46,057)
Net Cash (Used) by Operating Activities	(228,671)	(772,339)

Cash Flows from Investing Activities:
Capital expenditures	-	(63,953)
Net Cash (Used) by Investing Activities	-	(63,953)

Cash Flow from Financing Activities:
Payment of shareholder advances	-	(20,000)
Payment on related party note		(2,995)
Payments of other borrowings	(3,283)	-
Proceeds from issuance of convertible debentures	85,100	151,000
Proceeds from sale of common stock and exercise of warrants	172,520	729,665
Net Cash Provided by Financing Activities	254,337	857,670

Increase in Cash	25,666	21,378

Cash at Beginning of Period	-	5,110

Cash at End of Period	$25,666	$26,488
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,626	$1,333
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months ended June 30, 2009:

During the three month period of time ending on March 31, 2009, the Company converted $50,000 of convertible debentures and $807 in accrued interest with the issuance of 203,227 shares of common stock.  The Company issued convertible debentures for $47,500 principal and recorded a discount on the debentures of $39,500.

During the quarter ended March 31, 2009, the Company issued 557,500 shares of common stock to employees for payment of accrued salaries valued at $55,750.. The Company issued 66,667 shares of common stock for payment of accounts payable in the amount of $6,000.  The Company issued 810,000 shares of common stock against common stock subscribed totaling $40,500.  The Company recorded a debt discount of $110,539 in connection with restructured convertible debt.

During the second quarter of 2009 the Company issued 931,048 shares of common stock to employees which included payment of accrued salaries valued at $46,553.    The Company issued 500,000 shares of common stock for payment of accounts payable in the amount of $8,487 and services amounting to $46,513.    The Company issued convertible debentures for $37,600 principal and recorded a discount on the debentures of $37,600.

During the quarter ended June 30, 2009, the Company issued a $15,000 Convertible note in exchange for a cash advance received in a prior period.

In June of 2009 the Company issued 800,000 shares of common stock, and warrants to purchase 800,000 shares of stock at an exercise price of $.10 per share, to a significant shareholder and former CEO as compensation for such shareholder having transferred property to third parties as inducement to make an equity investment in the Company.  The total invested by these third parties totaled $35,000.  The shares were valued at $96,000, and the warrants were valued at approximately $92,000 using the Black Scholes pricing model, with the following assumptions:  volatility 227.05%, annual rate of dividends 0%, discount rate 3.1%.

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiaries (collectively, the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-K filed with the SEC on May 18, 2009.

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009, or any other period.

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

The Company incurred net losses of $1,014,512 and $1,166,897 for the six months ended June 30, 2009 and 2008, respectively.  In addition, the Company had a working capital deficiency of $506,784 and a stockholders’ deficit of $620,171 at June 30, 2009.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital.  During the first six months of 2009, the Company raised approximately $258,000  in net proceeds from the private sale of its common stock and exercise of warrants, and the issuance of convertible debentures.  There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

NOTE 2 – INVENTORIES

Inventories at June 30, 2009 and  December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$31,322	$35,850
Work in process	-	-
Finished goods	6,679	7,919

	$38,001	$43,769

 NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 and December 31, 2008 consists of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Furniture and fixtures	$49,466	$49,466
Equipment	85,402	85,402
Leasehold improvements	129,252	129,252

	264,120	264,120
Less accumulated depreciation and amortization	(83,252)	(68,924)

	$180,868	$195,196

Depreciation and amortization was $14,328 and $15,498 for the six months ended June 30, 2009 and 2008 respectively.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Patent applications pending	$14,500	$14,500
Less: Accumulated amortization	(4,882)	(4,399)

	$9,618	$10,101

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the six months ended June 30, 2009 and 2008 was $483 and $483, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 5 – LONG TERM DEBT:

Long term debt consists of the following:

Installment notes, bearing interest at 8.8% and 9.5%
per annum and due November 2010 and March 2011,	June 30, 2009	December 31, 2008
respectively. The loans are secured by certain of the	(Unaudited)
Company's equipment	$13,601	$16,884

Less current portion	8,692	6,718
	$4,909	$10,166

Maturities of the long-term debt are as follows:

June 30,
2010	$7,032
2011	5,098
2011	1,471
$13,601

NOTE 6 – CONVERTIBLE DEBT

In the first quarter of 2009, convertible debentures in the principal amount of $196,000 were restructured.  The conversion rate was reduced to $.05 per share from $.10 per share, and the warrants were cancelled.  As a result, the Company wrote off the unamortized portion of debt discount related to the relative fair value of the warrants amounting to $110,539 and  recalculated the debt discount with respect to the new beneficial conversion feature in the amount of $122,284.  The newly calculated debt discount is being amortized over the remaining period of the notes.   In addition, amortization of debt discount for the convertible notes for the six months ended June 30, 2009 was $29,147.

Also during the first and second quarters of 2009, the Company sold for aggregate consideration of $100,100, 1% convertible notes in the aggregate principal amount of $100,100.  The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate equal to $.05 per share. Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at $.05 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate equal to $.05 per share.  The Company recorded a deferred debt discount in the amount of $92,100, to reflect the beneficial conversion feature of the convertible debt.   The Company is amortizing the debt discount over the term of the debt.  Amortization of debt discount was $7,304 for the six months ended June 30, 2009.

 During the three month period of time ending on March 31, 2009, the Company converted $50,000 of convertible debentures and $807 in accrued interest with the issuance of 203,227 shares of common stock.  In connection with the conversion, the Company wrote off unamortized discount of $19,581.

Amortization of the debt discount on the remaining 2007 notes was $14,142 for the six months ended June 30, 2009.

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

Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet. We are subleasing approximately 2,000 square feet on a month to month basis back to this significant shareholder, Howard Baer at a rate of approximately $2,100 per month. This sublease has not yet been formalized, and is currently on a month to month basis. We incurred $59,232 in rent expense and recognized $6,300 in sublet rent income during the second quarter of 2009.

Equipment - The Company uses and, in consideration of such use, makes lease and rent payments for, telephone equipment that is leased by an entity owned by the Company’s former CEO. During the quarter ended June 30, 2009, equipment rental and lease expense paid to the entity amounted to $1,836. The lease and rental payments equal the debt service on the equipment. The former CEO intends to transfer the equipment to the Company, for no consideration, once the note is paid in full.

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

Financing - Periodically during 2009 the Company received loans from Mr. Baer. In addition, the Company owed Mr. Baer for unpaid rent and other expenses paid on behalf of the Company by Mr. Baer. The balance owing Mr. Baer at June 30, 2009 is $8,545 and is reflected in accounts payable.

Accounts Receivable – Included in accounts receivable is $27,000 due from Changing Times Vitamins, Inc., a privately owned corporation whose sole shareholder is a significant shareholder and former CEO of the Company.

Inventory – Ending inventory at June 30, 2009 includes approximately $27,000 in raw materials and $6,700 in finished product for Changing Times Vitamins, Inc., referred to above.  This inventory was custom manufactured to Changing Times Vitamins, Inc. specifications and differs from our ProAlgaZyme product.

Equity Transaction -

In June of 2009 the Company issued 800,000 shares of common stock, and warrants to purchase 800,000 shares of stock at an exercise price of $.10 per share, to a significant shareholder and former CEO as compensation for such shareholder having transferred property to third parties as inducement to make an equity investment in the Company. The total invested by these third parties totaled $35,000.  The shares were valued at $96,000, and the warrants were valued at approximately $92,000 using the Black Scholes pricing model, with the following assumptions:  volatility 227.05%, annual rate of dividends 0%, discount rate 3.1%.

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

During the quarter ended June 30, 2009 the Company issued 931,048 shares of its common stock, valued at $93,105 to employees for both current and previously accrued salaries.  The Company issued 2,944,400 shares of stock, received $109,210 in proceeds and applied an additional $38,010 from first quarter common stock subscribed.  The Company issued 500,000 shares, valued at $45,000, to a marketing consultant for services.  The Company issued 500,000 shares of stock, valued at $55,000, in payment of accounts payable and current services.  These shares were valued at the closing price of the stock on the day of authorization.

In June of 2009 the Company issued 800,000 shares of common stock, and warrants to purchase 800,000 shares of stock at an exercise price of $.10 per share, to a significant shareholder and former CEO as compensation for such shareholder having transferred property to third parties as inducement to make an equity investment in the Company. The total invested by these third parties totaled $35,000.  The shares were valued at $96,000, and the warrants were valued at approximately $92,000 using the Black Scholes pricing model, with the following assumptions:  volatility 227.05%, annual rate of dividends 0%, discount rate 3.1%.

A summary of the status of the Company’s warrants is presented below.

	June 30, 2009		June 30, 2008
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	20,107,373	0.27	13,595,109	0.55

Issued	800,000	0.10	16,913,318	0.10

Exercised	-	0.10	(450,000)	0.10

Expired	(661,375)	0.10	(800,000)	1.10

Outstanding, end of period	20,245,998	0.27	29,258,427	0.83

Warrants outstanding and exercisable by price range as of June 30, 2009 were as follows:

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual			Average
		Life	Exercise		Exercise
Range of	Number	in Years	Price	Number	Price

0.10	17,446,014	1.82	0.10	17,446,014	0.10
0.50	2,799,984	1.49	0.50	2,799,984	0.50

	20,245,998	1.78		20,245,998	0.17

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

Of the 15,000 square feet currently leased, we are occupying approximately 9,800 square feet. We are subleasing approximately 2,000 square feet on a month to month basis back to this significant shareholder, Howard Baer at a rate of approximately $2,100 per month. This sublease has not yet been formalized, and is currently on a month to month basis. We incurred $118,464 in rent expense and recognized $12.,600 in sublet rent income during the first six months of 2009.

The Company is leasing, on a month to month basis, a warehousing and bottling facility. The lease calls for monthly rentals of $2,167. Rent expense under this lease for the six months ended June 30, 2009 was approximately $15,000.

The future minimum lease payments related to the Amended and Restated Sublease and the warehouse lease, are as follows:

Year Ending December 31,
2010	$260,089
2011	266,601
2012	273,256
2013	280,088
2014	287,090
Thereafter	1,738,746

$3,105,870

NOTE 10 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt – 1,900,000 and warrants – 20,245,998 at June 30, 2009 and warrants – 29,258,427 at June 30, 2008) are anti-dilutive.

NOTE 11 – SUBSEQUENT EVENTS

During the third quarter, certain convertible notes were amended and restated.  Under the terms of the modification the noteholder will be entitled (if and when the notes are converted) to get shares of any future spinoff of our wholly owned subsidiary HEPI Pharmaceuticals, as if he had converted these notes as of the spinoff date.  In addition, the due dates of the notes were extended.

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

Results of Operations for the three months and six months ended June 30, 2009 and 2008.

Net Sales.  Net sales for the three and six months ended June 30, 2009 were $27,115 and $50,245 as compared to $59,602 and $95,153 for the three and six months ended June 30, 2008.  These sales reflect principally revenues from the ProAlgaZyme® product.  We currently market our product over the Internet and by telephone.

Throughout 2008 and 2009 we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme® product, contributing to a low level of net sales.  Although the ProAlgaZyme® product is available for sale and we are exploring various potential marketing opportunities, we are currently advertising on a limited basis and expect only limited sales revenue until at least the second half of 2009.  We believe that our ability to generate sales of the ProAlgaZyme® product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising.  The testing necessary to further characterize the product, identify its method of action and establish its effectiveness is ongoing.

Cost of Sales.  Cost of Sales was $6,997 and $23,319 for the three and six months ended June 30, 2009, as compared to $47,091 and $77,591 for the comparable period in 2008.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  The overall decrease in cost of sales for 2009 is a direct result of our decreased sales volume.

Gross Profit.  Gross Profit was $20,118 and $26,926 for the three and six months ended June 30, 2009, as compared to $12,511 and $17,562 for the comparable period in 2008.  The increased gross profit for 2009 is due to the improvements we have made in our production efficiency.

Research and Development Expenses.   For the three and six months ended June 30, 2009, we incurred $41,036 and $149,126 on research and development expenses, as compared to $36,009 and $52,497  for the comparable period in 2008.  These expenses are comprised of costs associated with internal and external research.  The increase in our research and development is due to the costs associates with our research currently ongoing with Wayne State University.   This research was initiated to determine our products efficacy on the management of cholesterol levels and inflammation.  While we have received the results of our cholesterol testing, as discussed above, we are awaiting the results of the studies on inflammation.  We expect those results in the next few weeks.

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

Selling and Marketing Expenses. Selling and marketing expenses were $58,864 and $167,794 for the three and six months ended June 30, 2009, as compared to $62,224 and $128,184 for the comparable period in 2008.  The increase in 2009 was due to costs associated with outside marketing consultants to increase our national exposure and the rebranding of our product.  In addition, we have contracted with several international marketing firms in anticipation of the completion of our current research.  We intend to continue to direct our in house selling efforts to existing ProAlgaZyme® users during 2009.  The consultants will provide us with exposure to natural food brokers and in the media through the use of radio and television segments.

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

General and Administrative Expenses. General and administrative expense was $234,160 and $552,916 for the three and six months ended June 30, 2009, as compared to $371,896 and $572,973 for the comparable period in 2008.  The overall decrease in general and administrative expenses for the six months ended June 30, 2009 is approximately $20,000.  This decrease is due primarily to a decrease in our legal and accounting fees.

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

We have had limited revenue ($50,245 for the six months ended June 30, 2009) and have incurred significant net losses since inception, including a net loss of $1,014,512 during the six months ended June 30, 2009.  We expect only limited sales revenue until at least the second half of 2009.  Further, we have incurred recurring negative cash flow from operations.  During the six months ended June 30, 2009, we incurred negative cash flows from operations of $228,671.  As of August 8, 2009, we had a cash balance of approximately $25,000.  We had a working capital deficiency of $506,787 and a stockholders’ deficit of $620,171 as of June 30, 2009.  Although we recently raised a limited amount of capital, we have in the past had difficulty in raising capital from external sources.  These factors raise substantial doubt about our ability to continue as a going concern.

During the three and six months ended June 30, 2009 and 2008, our operating activities used $228,671 and $772,339 in cash, respectively.  Our financing activities generated $254,337 and $857,670 during the three and six months ended June 30, 2009 and 2008  respectively.

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

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the principal executive officer and the principal financial officer, carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009 the Company issued 931,048 shares of its common stock, valued at $93,105 to employees for salaries.  The Company issued 2,944,400 shares of stock and received $147,220 in proceeds.  The Company issued 500,000 shares, valued at $45,000, to a marketing consultant for services.  The Company issued 500,000 shares of stock, valued at $55,000, in payment of accounts payable and current services.  These shares were valued at the closing price of the stock on the day of authorization.

In June of 2009 the Company issued 800,000 shares of common stock, and warrants to purchase 800,000 shares of stock at an exercise price of $.10 per share, to a significant shareholder and former CEO as compensation for such shareholder having transferred property to third parties as inducement to make an equity investment in the Company.  The total invested by these third parties totaled $35,000.  The shares were valued at $96,000, and the warrants were valued at approximately $92,000 using the Black Scholes pricing model, with the following assumptions:  volatility 227.05%, anual rate of dividends 0%, discount rate 3.1%.

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

Item 5. Other Information:

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

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: August 14, 2009	By: /s/ Janet L. Crance
Principal Accounting Officer
Principal Administrative Officer

	LIST OF EXHIBITS
Exhibit Number	Description

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.2	By-laws of the Company	(2)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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