Form 10-K
period 2009-12-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2010-04-14
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

 X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

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

The aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2009 by non-affiliates of the issuer was $27,454,859 based on the closing price of the registrant’s common stock on such date.

As of April 6, 2010, there were 84,576,173 shares of $.001 par value common stock issued and outstanding.

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

15

Item 8.

Financial Statements and Supplementary Data

15

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

15

Item 9AT Controls and Procedures.

15

Item 9B.

Other Information

16

PART III

16

Item 10.

Directors, Executive Officers and Corporate Governance.

16

Item 11.

Executive Compensation

17

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

19

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

20

Item 14.

Principal Accountant Fees and Services

21

PART IV

21

Item 15.

Exhibits and Financial Statement Schedules

21

SIGNATURES

22

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

PART I

Item 1.

Business.

Business Development

We were incorporated under the laws of the State of Nevada on March 28, 1983, under the name of “L. Peck Enterprises, Inc.” On May 27, 1999, we changed our name to “Western Glory Hole, Inc.” (“WGH”).

From 1990 until October 2003, we had no business operations; we were in the development stage and were seeking profitable business opportunities.

On October 30, 2003, we acquired 100% of the outstanding shares of Health Enhancement Corporation (“HEC”) in exchange for 9,000,000 of our post-split shares, making HEC our wholly-owned Subsidiary. In connection with this transaction, we changed our name to Health Enhancement Products, Inc. (“HEPI”). We currently operate through our wholly-owned Subsidiaries, HEC and HEPI Pharmaceuticals, Inc.

We acquired HEC because it had the material necessary for the production of ProAlgaZyme®. We have since established a manufacturing plant, which consists of a laboratory and production facility, and hired production and research staff. We currently market our product via the Internet and some limited exposure in local organic grocery stores. We have only nominal revenue.  We believe that additional future revenue from sales of ProAlgaZyme® will depend upon the results of testing regarding, among other things, the product’s composition and method of action. Accordingly, we intend to continue to focus our resources on testing directed toward determining the exact composition of the product and the method of action and effectiveness of the substances comprising the product.

In January 2007, we established HEPI Pharmaceuticals, Inc. as one of our wholly owned Subsidiaries (“HEPI Pharma”). The purpose of HEPI Pharma is to develop potential pharmaceutical applications for our primary product, ProAlgaZyme® (PAZ). In connection with the formation of HEPI Pharma, we entered into a Pharmaceutical Development Agreement with HEPI Pharma. Under the Development Agreement, we granted HEPI Pharma the right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, we became the sole stockholder of HEPI Pharma and are entitled to certain payments based on the attainment of specified development milestones and sales revenues.

Principal Product

We were founded on, and remain committed to, the principle of producing only products derived from natural ingredients. At present, our sole product is the enzyme-based, all natural dietary supplement known as ProAlgaZyme®.

ProAlgaZyme® is a naturally-generated liquid product derived from a natural plant culture grown in purified water with proprietary feeding.

Our sales currently are through the internet and by word of mouth. We have our product in a few local health food stores. However, our limited resources prevent us from pursuing a more aggressive sales program.

Marketing and Sales

To date, we have not generated sufficient revenues to enable us to be profitable. We have attempted to implement a marketing plan for ProAlgaZyme®, but our progress has been impeded by the need for further information regarding the composition, method of action and effectiveness of the product. In order to aid us in determining what product-related claims are supportable and the specific markets to which ProAlgaZyme® should be marketed, our marketing focus has been on seeking to determine the effectiveness of the ProAlgaZyme® product (using both internal studies and external, independent studies).

ProAlgaZyme has been subjected to extensive product testing, and we are currently in the process of pursuing additional external clinical trials that should provide us with further evidence of the potential of our product, and thus facilitate our sales and marketing related activities.  In addition, due to the research being conducted, in February of 2010, we filed a provisional patent application to protect biologically active molecules isolated from our compound.

In 2008, we entered into an agreement with Howard R. Baer, a significant shareholder, to provide marketing services to us, in consideration for which we would pay commissions at the rate of $.50 per bottle for every bottle sold under this agreement. We paid no commissions under this Agreement.   In April of 2009, we amended this agreement to grant to Changing Times vitamins, Inc., a company controlled by Mr. Baer, worldwide distribution and marketing rights to our product. This agreement called for minimum monthly sales levels had a term of two years.  This contract was terminated by mutual agreement in October of 2009.  In exchange for the termination of this contract, CTV received cash payments of $300,000 and will, subject to the increase in our authorized shares, be issued 750,000 shares of common stock, valued for financial reporting purposes at $352,500.  We owe Mr. Baer approximately $50,000 at December 31, 2009, which is reflected in accounts payable.  This money represents amounts due Mr. Baer for rent and reimbursement for expenses he paid on our behalf during 2009.  For a description of the Termination and Mutual Release Agreement, please see Certain Relationships and Related Transactions, and Director Independence.

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

We have also assessed our ability to respond to any substantial increase in demand for our ProAlgaZyme® product. In the case of ProAlgaZyme®, we believe that we would be able to expand our production capacity to accommodate potential sales growth, with only limited delays for algae replication and growth, and that this would not constitute a significant limiting factor on future overall revenue growth. We are working on an expansion of our grow room facilities in order to accommodate potential increases in product demand.

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

We believe that, subject to the availability of cash resources, manufacture of our product should be scalable within a reasonable time to meet foreseeable increases in product demand; for example we believe that a doubling of capacity can be effected in an estimated period of three months.

Backlog

As of December 31, 2009, we had no backlog of orders.

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

With respect to patents, we have one patent application pending in the U.S. This patent application is assigned serial number 11/606,676 and is titled “Composition and Use of Phyto-Percolate for Treatment of Disease.” This application was filed on November 30, 2006 and claims priority to other earlier filed patent applications wherein the earliest priority date is April 23, 2004. This patent application generally discloses a method of preparation of phyto-percolate composition and use of this composition to treat various diseases. This application is pending.

We also have two provisional patent applications pending, one of which was filed on February 22, 2010 to protect potentially biologically active molecules isolated from our compound, and the second of which was filed on March 9, 2010 to cover cholesterol regulation at the genetic level.

Mr. Howard R. Baer, our founder and a significant shareholder, has registered and permits us to use without charge the following Internet domain names:

•

www.heponline.com;

•

www.proalgazyme.com;

•

www.replentish.com

•

www.mypaz.com

•

www.healthenhancementproducts.com

Mr. Baer has agreed that he will not terminate our right to use these domain names as long as we are selling the ProAlgaZyme® product.

Regulation

We do not believe that the products that we manufacture and market are subject to regulation by the Food and Drug Administration (“FDA”).Instead, we believe that these products are properly designated as “dietary supplements” within the category of vitamins, minerals, dietary supplements, and herbal products covered within the U.S. by the Dietary Supplement Health and Education Act of 1994 - commonly referred to as “DSHEA”. As such, the products fall under the jurisdiction of the Federal Trade Commission (“FTC”), and do not require FDA approval for release. We also believe, based on recent actions by the FDA and other governmental agencies, that public and legislative pressures upon the FDA will cause the FDA to extend its jurisdiction to cover the “nutraceutical” industry gradually over time, and that, as a result, we – along with others in the nutraceutical industry - will be subject to regulation as to product quality and manufacture, and product related claims. We will monitor carefully all such trends with the goal of ensuring that all necessary and appropriate governmental regulations relating to the safety and efficacy of our products will be observed as they are introduced and applied.  If we move into international sales, our product may also be subject to approval by certain foreign regulatory and safety agencies. As a result, the export of our product to some countries may be limited or prohibited. Our manufacturing processes and facilities may also be subject to review by federal, state, or local health agencies or their representatives before export approval is granted. Adverse findings from such reviews could result in various actions against us, including restriction of trading privileges, withdrawal of approvals, and product recall. We cannot assure you that domestic or foreign regulatory agencies will give us the requisite approvals or clearances for any products under development on a timely basis, if at all. Moreover, after clearance is given, these agencies can later withdraw the clearance or require us to change the product or its manufacturing process or labeling, to supply proof of its safety and effectiveness, or to recall, replace or refund the cost of the product, if it is shown to be hazardous or defective. The process of obtaining clearance to market a product is costly and time-consuming and could delay the marketing and sale of such product.

Research and Development

Research

Our primary research emphasis has been on refinement of the ProAlgaZyme® product and on bio-chemical analyses and internal and external clinical studies with respect to the product. Our research efforts are being coordinated by Great Northern and Reserve Partners, a third party consulting firm.  We spent approximately $339,000 for the year ended December 31, 2009 on research and development, as compared to $149,000 in 2008. Of the $339,000, $129,000 was spent on internal research, mainly involving in-house testing and development of the ProAlgaZyme® product and in conducting both ‘in vitro” and “in vivo” testing of ProAlgaZyme®, and $210,000 has been spent on external research, mainly to independent facilities involved in the clinical trials. To date, all of these amounts have been directly expensed as they have been incurred.

Subject to the availability of sufficient funding, we estimate that we will, in fiscal 2010, expend approximately $500,000 on research and development. We do not currently have these funds available. These expenditures will need to be met from external funding sources. We have had difficulty raising funds from external sources. Thus, we may not be able to raise the funding that we need to continue our research and development activities. In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case, our ability to market ProAlgaZyme® with objective clinical support for its characterization, method of action and efficacy, will continue to be impeded, thereby severely hindering our ability to generate sales revenue (or otherwise commercialize our ProAlgaZyme product) and adversely affecting our operating results.

During the first quarter of 2009 we began a study in cooperation with Wayne State University. The purpose of this study was to isolate the various bioactive components and test for significant changes in LDL cholesterol and C-reactive protein. Once the study is accepted by HEPI, the Company will investigate further trials with an aim toward garnering a share of the nutraceutical and functional food market.  We anticipate completion of this study by June 30, 2010, and have filed a provisional patent application to protect our compound.

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

Employees

As of December 31, 2009 we had two full-time employees, positioned as follows: one employee in manufacturing and research and development, and one employee in business development, marketing, sales and support services. In addition, we have one part-time employee in finance and administration. We believe that our employee relations are good. No employee is represented by a union.

Available Information

Our website is www.heponline.com. Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing we make with the SEC. We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission.   Our filings with the SEC can be viewed at www.sec.gov.

Item 1A.

Risk Factors.

There is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to successfully market our product and/or unable to obtain financing we will not be able to continue as a going concern.

We are materially dependent on external sources for continued funding. Until our sales reach a level to cover our expenses we are reliant upon external sources to fund our continued operations. There is no guarantee that this funding will continue.

Our lack of authorized shares of common stock will make it more difficult for us to raise capital.  We currently do not have available for issuance any authorized shares of common stock which have not been issued or reserved for (i.e., reserved for issuance in connection with rights to acquire common stock (e.g. warrants, convertible notes, etc.)). That is, our authorized common stock has been exhausted.  Although we can still raise capital through the sale of debt securities, the absence of authorized shares of common stock prevents us from raising additional capital through the sale of common stock (other than upon exercise of outstanding common stock purchase warrants), at a time when we are in need of additional funds to meet our capital requirements over the next twelve months.  Thus, the absence of authorized shares of common stock makes it more difficult for us to raise capital.  The capital we recently raised was from exercise of outstanding warrants to purchase common stock.  Thus, the absence of authorized shares was not an impediment, as these shares were previously reserved for issuance upon exercise of the warrants.  We are in the process of taking the steps necessary to increase the number of our authorized shares of common stock.

Our future success is dependent on either our ability to expand our or establish strategic partnerships. There is no guarantee that we will be able to successfully market our product and recruit new distributors or that we will be able to establish strategic partnerships. Although we have recently contracted with a marketing consultant, we have not achieved the sales success needed to sustain our operations.

The ability to market our product is dependent upon proven, clinical research. While we are currently undergoing studies to further identify the active ingredients in our product, there is no guarantee that the research will successfully achieve this goal. If our current research does not return the results we expect, our business prospects will be materially and adversely affected.

Government regulation of our products may adversely affect sales. Nutraceutical products, although not subject to FDA approval, must follow strict guidelines in terms of advertising claims. Our ability to successfully advertise our product is dependent upon adhering to these requirements.  If we fail t comply with applicable government regulations concerning the advertising of our product, we could be subject to substantial fines and penalties, which would have a material adverse affect on our business.

If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights. Our future success depends upon our proprietary technology. We currently have one patent application and two provisional patent applications pending in the U. S. for our product.

Item 1B.

Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2.

Properties.

We are leasing office and production space located in Scottsdale, Arizona from a significant shareholder, Howard Baer, pursuant to an Amended and Restated Sublease expires on February 9, 2020, subject to our unilateral right to terminate the Lease on March 31, 2013. Under the original terms of the Amended and Restated Sublease, the annual base rent for the 15,000 square foot facility was approximately $237,000, payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance, insurance and repairs related to the premises we are leasing.

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000to $16,720 monthly (not including real estate taxes (currently $1,480 per month)).   In addition, the lessor has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses.  We incurred approximately $281,000 in rent expense during fiscal 2009.

The Company is leasing, on a month to month basis, a warehousing and bottling facility. The lease calls for monthly rentals of $2,700, plus annual common area maintenance fees.   Rent expense under this lease for the year ended December 31, 2009 was $38,105.

Item 3.

Legal Proceedings.

We are currently not involved in any legal action.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) administered by the Financial Industry Regulatory Authority under the symbol “HEPI.” The following table sets forth the range of high and low bid information as reported on the OTCBB by quarter for the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended December 31, 2008	HIGH	LOW

First Quarter	0.30	0.29
Second Quarter	0.38	0.33
Third Quarter	0.12	0.10
Fourth Quarter	0.10	0.05

Year ended December 31, 2009

First Quarter	0.10	0.06
Second Quarter	0..42	0.06
Third Quarter	0.54	0.20
Fourth Quarter	0.35	0.18

As of February 24, 2010 we have 167 shareholders of record.

We have not paid any dividends on our common stock during the last two fiscal years, due to our need to retain all of our cash for operations.  We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities.

During the quarter ended March 31, 2009, we made the following sales of securities:  we issued 1,618,333 shares of common stock to employees in payment of current and accrued salaries in the amount of $80,916; we issued 923,000 shares of common stock to consultants for research related services valued at $51,000; we issued 1,316,000 shares of stock at a price of $.05 per share, for $65,800 in proceeds; we issued 1,500,000 shares valued at $120,000, to a marketing consultant for services;  we issued 203,227 shares of common stock upon conversion of convertible debentures and related accrued interest  in the amount of $50,807.

During the quarter ended June 30, 2009, we made the following sales of securities:  we issued 931,048 shares of common stock to employees in payment of accrued salaries in the amount of $46,552; we issued 2,944,400 shares of stock at a price of $.05 per share, for $147,220 in proceeds; we issued 500,000 shares  valued at $45,000 to a marketing consultant for services; we issued 500,000 shares of stock, in payment of accounts payable and current services in the amount of approximately $11,487; we issued 800,000 shares of common stock, and warrants to purchase 800,000 shares of stock, at an exercise price of $.10 per share, to a significant shareholder as compensation for such shareholder having transferred property to third parties as an inducement to provide us an equity investment; and we issued to these third parties 700,000 shares of common stock at a price of $.05 per share for proceeds of $35,000.

During the quarter ended September 30, 2009 the Company issued 6,550,000 shares of common stock and received $652,500 in proceeds for sales of common stock and upon exercise of warrants.  In addition the Company issued 200,000 warrants in connection with the sale of certain of these shares.  The Company issued 167,273 shares of common stock to a former employee upon exercise of a cashless warrant.  The Company issued 75,000 shares of common stock to a consultant for services, valued at $36,000.   The Company issued warrants to purchase 4,400,000 shares of common stock as an inducement for existing $.10 warrant holders to exercise outstanding warrants.  The Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $.10 and a term of three years to a consultant for services.  The Company issued warrants to purchase 350,000 shares of common stock at an exercise price of $.10 and a term of three years to Peter Vitulli, its former CEO as a signing bonus.  These warrants were valued at $131,766.

During the quarter ended December 31, 2009, we made the following sales of securities; we issued 1,030,000 shares of common stock upon exercise of warrants, with an average exercise price of approximately $.13 per share, for proceeds of $131,500; we issued 100,000 shares of stock at a price of $.10 per share, for proceeds of $10,000, and we issued warrants to purchase 233,333 shares of common stock at an exercise price of $.10 per share, for a term of three years, in connection with a short term borrowing from Peter Vitulli, ,our then interim CEO.  These warrants have a cashless exercise provision.  In addition, we are obligated to issue 65,000 shares of common stock and warrants to purchase 130,000 shares of stock for finders’ fees, 550,000 shares of common stock valued for financial reporting purposes at $180,500 to consultants, and 750,000 shares of common stock valued for financial reporting purposes at $352,500 to a significant shareholder under the terms of a contract termination.

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

We have had only nominal sales of our sole product, ProAlgaZyme®.  We continue to be engaged in and our focused primarily ongoing product related research and development. To date, we have had only limited revenue (approximately $25,000 and $177,000 in 2009 and 2008, respectively). We have been incurring significant operating losses and negative cash flow. We are also experiencing an ongoing and substantial working capital deficiency. We have from time to time had difficulty raising capital from third parties. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2009 and 2008

Net Sales

Net sales for the year ended December 31, 2009 were $25,140, as compared to $176,903 for the year ended December 31, 2008. These sales reflect principally revenues from the ProAlgaZyme® product.  We currently market our product primarily over the Internet and by telephone.   The decrease in our revenue for 2009 is due to our expanded focus on outside research, which has directed operating funds to research rather than to marketing.  In addition, we recognized $54,000 through September of 2009 in guaranteed minimum payments under an exclusive distribution contract which was terminated on October 1, 2009.  These minimum payments are not included in sales revenue.  These amounts were accrued and offset against amounts that were owed to the distributor, which is controlled by a significant shareholder of the Company.

Throughout 2008 and 2009, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme® product, further contributing to a low level of net sales.  Although the ProAlgaZyme® product is available for sale and we are exploring potential marketing opportunities, we expect only limited sales revenue for the foreseeable future.  We believe that our ability to generate sales of the ProAlgaZyme® product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising.  The testing necessary to further characterize the product, identify its method of action and further substantiate its effectiveness is ongoing.

Cost of Sales

Cost of sales was $63,693 for the year ended December 31, 2009, as compared to $130,036 for the comparable period in 2008. The decrease in costs of sales is due primarily to reduced sales activity. Costs of sales are primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.

Gross Profit

Gross Profit was $15,447 for the year ended December 31, 2009, as compared to $46,867 for the comparable period in 2008. While there was an overall decrease in gross profit, as a percentage of sales our gross profit increased.  This is due primarily to the sales revenue recognized under our contract with Changing Times Vitamins.  These sales were of raw product only thus we did not incur the normal cost of sales expenses.

Research and Development Expenses

For the year ended December 31, 2009, we incurred approximately $339,000 in research and development expenses, as compared to $149,000 for the comparable period in 2008. These expenses are comprised of costs associated with internal and external research. Internal research and development was $129,000 in 2009, compared to $136,000 in 2008. The decrease was due to the use of outside consultants. We expect internal research and development to increase in 2010, subject to the availability of sufficient funding, which we do not currently have for such purpose. External research and development increased approximately $197,000 in 2009 to $210,000, compared to $13,000 in 2008. This increase was due primarily to the increase in costs associated with external clinical trials. We expect external research and development to increase in 2010, as we pursue additional external trials, subject to the availability of sufficient funding.

Historically, we have been funded through external sources. We have in the past had difficulty raising funds from external sources; however, during 2009 we raised $1,121,620 in debt and equity. We may not be able to raise the funding that we need to continue our research and development activities. In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case our ability to market ProAlgaZyme® with objective clinical support for its characterization and method of action will be impeded, thereby hindering our ability to generate sales revenue and impacting negatively our operating results.

Selling and Marketing Expenses

Selling and marketing expenses were $225,132 for the year ended December 31, 2009, as compared to $209,189 for the year ended December 31, 2008. The increase in selling and marketing expenses was due primarily to an increase in salaries.

We are currently exploring potential third party distribution channels for our product. However, we intend to continue to direct selling efforts to existing ProAlgaZyme® users, by soliciting reorders from existing customers by telephone or mail in our inbound/outbound call center. The limit on our ability thus far to advertise our product (due to the need for additional testing) has had and, until we are able to advertise our product based upon the results of clinical trials further demonstrating its efficacy, will continue to have, a material adverse effect on sales revenue and operating results. We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase advertising in 2010, subject to availability of sufficient funding, which we do not currently have.

General and Administrative Expenses

General and administrative expenses increased approximately $66,000 to $827,000 in 2009, compared to $761,000 in 2008. The increase in general and administrative expenses was due primarily to an increase in rent expense (related to a contractual escalation) and travel costs.

Professional Fees and Consulting Expense

Professional fees and consulting expense increased approximately $487,000 to $624,000 in 2009 compared to $137,000 in 2008.  The increase is due primarily an increase in consulting fees of $353,000.   We anticipate continued compensation to outside consultants as we explore marketing opportunities for our product.

Contract Termination Fee

As disclosed elsewhere herein, we had previously entered into an exclusive distributorship agreement with CTV, a company controlled by Howard Baer, a significant shareholder who is one of our former CEOs. This Agreement granted exclusive rights to distribute our products across several consumer based channels.  This contract was terminated by mutual agreement in October of 2009.  In exchange for the termination of this contract, CTV received cash payments of $300,000 and will, subject to the increase in our authorized shares, be issued 750,000 shares of common stock, valued for financial reporting purposes at $352,500.

Fair Value Adjustment of Derivative Liability.

The Company has reclassified certain outstanding warrants, options and debentures as derivative liabilities, which are marked to fair value periodically pursuant to ASC guidance (formerly Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”)).  We valued these options, warrants and debentures utilizing the Black-Scholes method of valuation using the following assumptions:  volatility from 133.87% to 218.85%, annual rate of dividends 0% and a discount rate of 3.1%.  This valuation resulted in a reclassification from stockholders’ equity of $3,761,320.  For the twelve months ended December 31, 2009, for financial statement purposes we recognized $1,532,276 in income based on the change in fair value of these liabilities during the periods.

Pursuant to ASC guidance, if a company has more than one contract subject to this issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified.  The Company’s method for reclassification of such contracts is reclassification of contracts with the latest inception or maturity date first.

Other Income/Expense

Finance Costs /Amortization of Bond Discount

During the year ended December 31, 2009, we incurred about $74,000 in finance costs paid in stock and warrants, as compared to $127,000 for the year ended December 31, 2008, a $53,000 decrease The decrease in finance charges paid with stocks and warrants was due to the issuance of fewer warrants related to financing transactions, Amortization of bond discount decreased about $260,000 from $506,000 in 2008 to $245,000 in 2009.  The decrease in bond amortization in 2009 was due primarily to a reduction in the principal amount of notes converted in 2009, compared to 2008.

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

We have had only nominal revenue (approximately $79,000 for year ended December 31, 2009) and have incurred significant net losses since inception, including a net loss of $1,416,860 during the year ended December 31, 2009. We expect only limited sales revenue for the foreseeable future. Further we have, since inception, consistently incurred negative cash flow from operations. During the year ended December 31, 2009, we incurred negative cash flows from operations of $1,150,119. As of December 31, 2009, we had a working capital deficiency of $3,680,065 and a stockholders’ deficiency of $3,785,602. Although we recently raised a limited amount of capital, we have a near term and urgent need for additional capital.

During the year ended December 31, 2009, our operating activities used approximately $1,150,000 in cash, compared with using $936,000 in cash during the comparable prior period.  The approximate $214,000 increase in cash used by our operating activities was due primarily to a $1,532,000 increase in fair value adjustment of derivative liability (a non-cash income item) and a $261,000 decrease in bond amortization expense (a non-cash expense item), partially offset by a $397,000 decrease in net loss, a $429,000 increase in stock issued for services (a non cash expense item) and a $533,000 increase in “obligation to issue common stock,” (a non cash expense item).

During the year ended December 31, 2009, our financing activities generated $1,164,506 in cash, as compared to generating $1,050,470 in cash during the comparable prior period.  The $114,036 increase in cash provided by financing activities was primarily attributable to a$175,000 increase in proceeds received from the sale of stock and exercise of warrants.

Although we have recently raised a limited amount of capital, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.

In addition, we currently do not have available for issuance any authorized shares of common stock which have not been issued or reserved for (i.e., reserved for issuance in connection with rights to acquire common stock (e.g. warrants, convertible notes, etc.)). That is, our authorized common stock has been exhausted.  Although we can still raise capital through the sale of debt securities, the absence of authorized shares of common stock prevents us from raising additional capital through the sale of common stock (other than upon exercise of outstanding common stock purchase warrants), at a time when we are in need of additional funds to meet our capital requirements over the next twelve months.  Thus, the absence of authorized shares of common stock makes it more difficult for us to raise capital.  The capital we recently raised was from exercise of outstanding warrants to purchase common stock.  Thus, the absence of authorized shares was not an impediment, as these shares were previously reserved for issuance upon exercise of the warrants.  We are in the process of taking the steps necessary to increase the number of our authorized shares of common stock.

These factors raise substantial doubt about our ability to continue as a going concern. If we are not able to obtain additional funding in the near term, we will probably be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

We estimate that we will require approximately $1,500,000 in cash over the next 12 months in order to fund our operations. We currently have limited cash in the bank for our 2010 cash needs. We are seeking additional funding in the range of $1,500,000 to $3,000,000 to support operations and fund new initiatives. Based on this cash requirement, we have a near term need for additional funding. For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements. Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources. If we are not able to raise additional funds in the near term, we may be unable to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

We have no current plans to make other material capital expenditures for equipment over the next 12 months, unless we experience a significant increase in demand, which necessitates an expansion of our production capacity. Our current production capacity is limited. If demand for our ProAlgaZyme® product were to rise significantly and rapidly, in order to expand our production capacity to meet such demand, we would need to make additional capital expenditures, the funding for which we would need to obtain from external sources. Accordingly, if we experience a significant and rapid increase in demand for our ProAlgaZyme® product, we may be required to make additional capital expenditures to be able to meet such demand. In addition, even absent a substantial increase in demand, we expect that there will be some expenses involved in the provision of additional and replacement equipment to make efficient use of the expanded facilities in our new location. As discussed above, we may not be able to obtain additional funding on favorable terms or at all. If we are unable to obtain the funds we need to expand our production capacity, our ability to significantly increase our revenues may be materially and adversely affected.

We began an expansion of our production facilities during 2008. This expansion is approximately 90% complete. This expansion has been put on hold temporarily until we have a greater understanding of the best production method to be utilized in replicating the desired molecules recently identified in our clinical research.   This method may require changes in the way our product is currently manufactured.

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

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T).

  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

This Management’s report is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, unless we specifically state in a future filing that such report is to be considered filed.

(c)

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers or directors:

Name	Age	Positions	Since
Janet L. Crance	53	Principal Administrative Officer, Principal Accounting Officer (part-time), Treasurer, Director	2005
John Gorman	39	Secretary, Director	2006

Ms. Janet L. Crance was appointed Principal Accounting Officer on June 22, 2005, was appointed as a director on November 30, 2006, and was appointed Principal Administrative Officer in September 2007. Ms. Crance has over 33 years experience in the field of accounting, including both the public and private sectors. She has been a Certified Public Accountant for 19 years. Professional affiliations include the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants. She has served for two years as the President of the Central Chapter of the Arizona Society, which includes the greater Phoenix area.

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

Each of the officers will serve as such until his/her respective successor is appointed and qualified, or until their earlier resignation or removal.  All directors hold their positions for one year or until their successors are elected and qualified, subject to their earlier resignation or removal.

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

Procedures for Security Holders to Nominate Directors

Our bylaws do not provide a procedure for Stockholders to nominate directors.  The Board of Directors does not currently have a standing nominating committee.  The Board of Directors currently has the responsibility of selecting individuals to be nominated for election to the Board of Directors.  Qualifications considered by the Directors in nominating an individual may include, without limitation, independence, integrity, business experience, education, accounting and financial expertise, reputation, civic and community relationships and industry knowledge.  In nominating an existing director for re-election to the Board of Directors, the Directors will consider and review an existing director’s Board attendance, performance and length of service.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and beneficial owners of more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based upon a review of Forms 3, 4 and 5 received by us with respect to the year ended December 31, 2009 and other information known to us, we believe that none of our Reporting Persons has failed to file required reports and/or made late filings during the most recent year.

Item 11.

Executive Compensation

Summary Compensation Table

We have no written compensation agreements with our executives.  The following table summarizes the compensation paid to our Chief Executive Officer and each of our other two most highly compensated executive officers (the "Named Executives") during or with respect to fiscal 2008 and 2009 for services rendered to us in all capacities.

SUMMARY COMPENSATION TABLE

Name and				Stock	All Other
Principal		Salary	Bonus*	Awards	Compensation	Total
Position	Fiscal Year	($)	($)	($)	($)	($)

Peter Vitulli, Interim	12/31/2009	31,000				31,000
CEO (10)

Janet Crance	12/31/2009	84,166 (5)				84,166
CFO and interim CEO	12/31/2008	77,995(5)	1,300 (1)			79,295

John Gorman	12/31/2009	82,813(6)				82,813
Director	12/31/2008	82,493(6)	3,250 (3)			85,743
	12/31/2007
	12/31/2006

*The amounts in this column represent the compensation costs recognized for financial statement reporting purposes under FAS 123R for fiscal years 2009 and 2008with respect to bonuses paid in the form of restricted common stock (i.e. grant date fair value amortized over the requisite service period, but disregarding any estimate of forfeitures relating to service-based vesting conditions). Grant date fair value is the closing price on date of grant for stock awards.

(1)

Ms. Crance received 10,000 shares of stock as a bonus in January of 2008. This stock was valued at $.13 per share, the closing price on the day of the award.

(2)

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

(5)

Ms. Crance received 945,000 shares of stock in lieu of cash payments for payroll of $24,750 and $22,500, in 2008 and 2009, respectively.  This stock was valued at $.05 per share, the closing price on the day of the award.

(6)

Mr. Gorman received 586,512 shares of stock in lieu of cash payments for payroll of $28,150 and $1,175, in 2008 and 2009, respectively.  This stock was valued at $.05 per share, the closing price on the day of the award.

Compensation of Directors

Our directors did not receive any remuneration for their service on our Board of Directors during 2009.

Narrative Compensation Disclosure

We currently have no written employment agreements with any of our employees.  Janet Crance, our Chief Administrative and Chief financial Officer is paid a base salary of $78,000 for all services rendered to us in her capacity as an officer.  John Gorman, our Director of Sales, is paid a base salary of $80,000 for all services rendered to us in his capacity as an officer.  Neither Ms. Crance nor Mr. Gorman has any bonus compensation plan.  Any bonus awarded to any of our officers would be at the discretion of our board of directors.

Option Grants in the Last Fiscal Year

No options to purchase our stock have been granted to the Named Executive Officers during fiscal year 2009.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding equity awards at fiscal year end.

Name	Number of Securities underlying unexcercised warrants # Exercisable	Number of Securities underlying unexcercised warrants # Unexercisable	Warrant Exercise price	Warrant Expiration
Janet Crance	0	210,000.10		9/30/2010
John Gorman	0	40,000.50		9/30/2010

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2009, certain information regarding each person who is known to us to beneficially own more than 5% of our issued and outstanding shares of common stock, and the number of shares of our common stock beneficially owned by each of our directors and named executive officers, and all officers and directors as a group. All percentages are based on 78,636,332 shares issued and outstanding as of December 31, 2009, and where applicable, beneficial ownership includes shares which the beneficial owner has the right o acquire within sixty days.

Security Ownership of Certain Beneficial Owners:

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	% of Class
Mr. Howard R. Baer 7740 E. Evans Rd. Scottsdale, AZ 85260	Common	4,207,869 (2)	5.29%

Chris Maggiore 6860 Chillingsworth Circle Canton, OH 44718	Common	4,836,719 (3)	5.93%

Robert McLain 5619 Island Drive NW Canton, OH 44718	Common	5,181,375 (4)	6.36%

Don Gage 2011 Shadow Walk Palm Harbor, FL 34685	Common	4,160,065 (5)	5.18%

Howard Shapiro 109 Logtown Road Port Jervis, NY 12771	Common	5, 645,000 (8)	7.20%

Security Ownership of Management:

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	% of Class
Ms. Janet L. Crance	Common	1,375,000(6)	1.70%
Mr. John Gorman	Common	701,512 (7)	.*
Directors and Officers as a Group	Common	2,076,512	2.6%

* Less than 1%

(1)

“Beneficially” owned shares, as defined by the Securities and Exchange Commission, are those shares as to which a person has voting or investment power, or both, and which the beneficial owner has the right o acquire within sixty days. “Beneficial” ownership does not necessarily mean that the named person is entitled to receive the dividends on, or the proceeds from the sale of, the shares.

(2)

Includes warrants to purchase 800,000 shares of common stock.

(3)

Includes warrants to purchase 2,886,652 shares of common stock.

(4)

Includes warrants to purchase 2,770,000 shares of common stock.

(5)

  Includes warrants to purchase 1,600,000 shares of common stock.

(6)

  Includes warrants to purchase 210,000 shares of common stock.

(7)

  Includes warrants to purchase 40,000 shares of common stock.

(8)

  Includes warrants to purchase 240,000 shares of common stock.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Investment in Convertible Debentures:

During the year ended December 31, 2009, we received in the aggregate $155,000 from the sale of convertible debentures to Howard Shapiro, a more than 5% shareholder.  These debentures are convertible at a range between $.10 and $.05 per share into shares of the Company’s common stock, and include warrants to purchase 500,000 shares of stock.  In addition, we received $50,000 from Mr. Shapiro’s pension plans upon the exercise of outstanding warrants.  In 2009, we restructured certain convertible notes held by Mr. Shapiro (and related persons), in connection with which the conversion price was reduced from $.10 to $.05per share and certain outstanding warrants were cancelled.

Investment in Private Placements:

During the year ended December 31, 2009, we received in the aggregate $218,000 from Chris Maggiore, a more than 5% shareholder, in connection with the private sale of 3,660,400 shares of our common stock.

We have entered into several transactions with Mr. Howard R. Baer, a significant shareholder:

Office Space - We are leasing office and production space located in Scottsdale, Arizona from a significant shareholder, Howard Baer, pursuant to an Amended and Restated Sublease expires on February 9, 2020, subject to our unilateral right to terminate the Lease on March 31, 2013. Under the original terms of the Amended and Restated Sublease, the annual base rent for the 15,000 square foot facility was approximately $237,000, payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance, insurance and repairs related to the premises we are leasing.

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)).   In addition, the lessor has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses.  We incurred approximately $281,000 in rent expense during fiscal 2009.

Marketing Consultant/Distributorship Agreement – In 2008, we entered into an agreement with Mr. Baer, a significant shareholder, to provide marketing services to us, in consideration for which we would pay commissions at the rate of $.50 per bottle for every bottle sold under this agreement. We paid no commissions under this Agreement.   In April of 2009, we amended this agreement to grant to Changing Times vitamins, Inc., a company controlled by Mr. Baer, worldwide distribution and marketing rights to our product. This agreement called for minimum monthly sales levels and a term of two years.  We recognized $54,000 in minimum distribution fees in 2009.  This contract was terminated by mutual agreement in October of 2009.  In exchange for the termination of this contract, CTV received cash payments of $300,000 and will, subject to the increase in our authorized shares, be issued 750,000 shares of common stock, valued for financial reporting purposes at $352,500.

Sales - In 2008, we sold product to Changing Times Vitamins, Inc. (CTV).  Howard Baer, one of our significant shareholders, is also a significant shareholder of CTV. Sales to CTV were approximately $27,000 and $54,000 (representing 28% and 68% of our revenue) in 2008 and 2009, respectively. At December 31, 2009 and 2008, $0 and $49,000 were outstanding, respectively, and reported in accounts receivable on the respective balance sheet.  The Company, on the one hand, and CTV and Howard R. Baer, on the other hand, have agreed that each of them shall have a mutual right of offset against the other with respect to amounts payable by one to the other including accounts receivable owed by CTV to the Company. During 2009, sales to Changing Times Vitamins, Inc. ceased.  The Company owes Mr. Baer approximately $50,000 at December 31, 2009, which is reflected in accounts payable.  This money represents reimbursements due Mr. Baer for expenses he paid on the Company’s behalf during 2009.

Financing - In September, 2008, we entered into a financing transaction in connection with which we incurred a liability of $45,000 to a significant shareholder, Howard Baer, in the form of an advance of $25,000 and discharge of our liability for unpaid rent in the amount of approximately $20,000. In connection with this transaction, we issued 1,500,000 restricted shares of common stock to a third person to induce him to loan funds to the significant shareholder, Howard Baer, to enable such shareholder to make the $25,000 loan to the Company and discharge the approximate $20,000 company liability for unpaid rent. The loan payable to Mr. Baer is unsecured, payable on demand, and bears interest at the rate of 7% per annum. The shares issued to the third person were valued at $90,000, based on the quoted price of the Company’s common stock on September 15, 2008. The Company recognized finance costs of $90,000 in connection with this transaction.

In June of 2009 the Company issued 800,000 shares of common stock, and warrants to purchase 800,000 shares of stock at an exercise price of $.10 per share, to Howard Baer, a significant shareholder and former CEO, as compensation for such shareholder having transferred property to third parties as inducement to make an equity investment in the Company. The total invested by these third parties was $35,000. The shares were valued at $96,000, and the warrants were valued at approximately $92,000 using the Black Scholes pricing model, with the following assumption: volatility 227.05%, annual rate of dividends 0%, discount rate 3.1%.

The Board of Directors consists of the Principal Administrative Officer and the Director of Sales and Operations. These two board members are not independent.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and 10-K reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $61,000 and $60,000 for 2009 and 2008, respectively.

Audit-Related Fees

There were no fees for assurance and related services for 2009 or 2008.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning services during 2009 or 2008.

All Other Fees

There were no fees billed in either of the last two years for products and services provided by the principal accountant, other than the services reported above.

We do not currently have an audit committee. Our Board of Directors will evaluate and approve in advance the scope and cost of the engagement of our auditor before the auditor is engaged to render audit and non-audit services.

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

HEALTH ENHANCEMENT PRODUCTS, INC.
By: /s/ Janet L Crance
Date: April 14, 2010	Janet L. Crance Principal Administrative Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

By: /s/ John Gorman

(John Gorman)

Director

April 14, 2010

By: /s/ Janet L. Crance

(Janet L. Crance)

Director

April 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Health Enhancement Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Enhancement Products, Inc. and Subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2009 and 2008 and, as of December 31, 2009, has a significant working capital and stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

April 14, 2010

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2008	December 31, 2009
CURRENT ASSETS:
Accounts receivable, less reserve of $7,247 and $0 at December 31, 2008 and 2009	$49,334	$-
Inventories	43,769	4,197
Prepaid Expenses	14,725	90,607
Total Current Assets	107,828	94,804
PROPERTY AND EQUIPMENT, NET	195,196	177,190
OTHER ASSETS:
Definite-life intangible Assets, net	10,101	9,134
Deposits	122,015	120,667
Total Other Assets	132,116	129,801
	$435,140	$401,795
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Cash Overdraft	$-	$9,517
Accounts Payable	509,262	541,857
Loans Payable, Other	15,000	58,117
Current portion, long term debt	6,718	5,585
Common Stock Subscribed	40,500	-
Obligation to issue common stock and warrants	-	636,262
Convertible Debentures Payable, less discount of $15,229		84,771
Accrued Payroll	51,568	39,262
Accrued Payroll Taxes	25,266	144,130
Derivative liability	-	2,229,044
Accrued Liabilities	36,829	26,324
Total Current Liabilities	685,143	3,774,869
LONG TERM LIABILITIES:
Notes payable, less current portion	10,166	3,168
Convertible Debenture Payable, net of Discount of $213,020 and $114,831 at December 31, 2008 and 2009	132,980	251,269
Deferred rent expense	126,446	158,091
Total Long term Liabilities	269,592	412,528
TOTAL LIABILITIES	954,735	4,187,397
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
59,478,045 and 78,636,332 issued and outstanding at December 31, 2008 and 2009	59,478	78,636
Additional Paid-In Capital	17,411,793	15,543,488
Accumulated deficit	(17,990,866)	(19,407,726)
Total Stockholders' Deficit	(519,595)	(3,785,602)

	$435,140	$401,795

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2008	December 31, 2009

NET SALES	$176,903	$25,140
MINIMUM EXCLUSIVE DISTRIBUTION FEES	-	54,000

TOTAL REVENUES	176,903	79,140

COSTS AND EXPENSES:
Cost of sales	130,036	63,693
Selling	209,189	225,132
General and Administrative	761,452	827,451
Professional fees and Consulting Expense	137,448	624,214
Contract Termination Fee		652,500
Research and Development	148,831	339,315

Total Costs and Expenses	1,386,956	2,732,305

(LOSS) FROM OPERATIONS	(1,210,053)	(2,653,165)

OTHER INCOME (EXPENSE):
Other income - rent	37,947	18,900
Fair Value Adjustment of Derivative Liability		1,532,276
Amortization of Bond Discount	(505,671)	(245,060)
Vendor settlements		10,107
Finance Costs paid in Stocks and Warrants	(126,720)	(74,165)
Interest Expense	(6,840)	(5,753)
Interest Expense - Related Party	(2,503)	-

Total Other Income (Expense)	(603,787)	1,236,305

NET LOSS	$(1,813,840)	$(1,416,860)

BASIC AND DILUTED LOSS
PER SHARE	$(0.03)	$(0.02)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	52,430,957	73,652,154

The accompanying notes are an integral part of these consolidated financial statements

.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 1, 2008 THROUGH December 31, 2009

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2008	44,226,307	$ 44,226	$ 15,377,433	$ (16,177,026)	$ (755,367)

Common stock issued pursuant to private placements	7,461,998	7,462	738,738	-	746,200
Exercise of warrants	450,000	450	44,550	-	45,000
Conversion of convertible debentures	2,411,240	2,411	626,202	-	628,613
Discount on convertible debentures	-	-	196,000	-	196,000
Finders fees	221,000	221	37,389	-	37,610
	-	-	(37,610)	-	(37,610)
Issuance of stock to employees	97,500	98	12,578	-	12,676
Warrants issued to employees	-	-	98,403	-	98,403
Redating of warrants	-	-	6,720	-	6,720
Issuance of stock to consultants	110,000	110	45,890	-	46,000
Issuance of stock as finance costs	1,500,000	1,500	88,500	-	90,000
Issuance of stock as payment of accounts payable	3,000,000	3,000	177,000	-	180,000
Net loss, year ended December 31, 2008	-	-	-	(1,813,840)	(1,813,840)

Balance, December 31, 2008	59,478,045	59,478	17,411,793	(17,990,866)	(519,595)

Issuance of stock to employees	2,549,381	2,549	252,389	-	254,938
Issuance of warrants to employees	-	-	32,210	-	32,210
Issuance of stock to consultants	3,498,000	3,498	335,572	-	339,070
Issuance of warrants to consultants	-	-	95,125	-	95,125
Common stock issued pursuant to private placements	6,360,400	6,360	406,660	-	413,020
Conversion of convertible debentures	203,227	203	50,605	-	50,808
Finders fees	800,000	800	(800)	-	-
Exercise of warrants	5,747,273	5,748	588,252	-	594,000
Discount on convertible debt	-	-	162,100	-	162,100
Finance costs paid in warrants	-	-	74,165	-	74,165
Finders fees-common stock and warrants to be issued	-	-	(103,263)	-	(103,263)
Derivative adjustments	-	-	(3,761,320)	-	(3,761,320)
Net loss	-	-	-	(1,416,860)	(1,416,860)

Balance, December 31, 2009	78,636,326	$ 78,636	$ 15,543,488	$ (19,407,726)	$ (3,785,602)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the year ended	For the year ended
	December 31, 2008	December 31, 2009
Cash Flows from Operating Activities:
Net Loss	$(1,813,840)	$(1,416,860)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	46,000	288,583
Warrants issued as payment of finance costs	6,720	74,165
Stock issued to employees for services	12,676	199,187
Warrants granted for services	98,403	32,210
Common stock issued for finance costs	120,000	-
Amortization of prepaid consulting fees	-	66,225
Amortization of bond discount	505,671	245,060
Amortization of intangibles	967	967
Depreciation expense	32,572	32,392
Fair value adjustment of derivative liability	-	(1,532,276)
Increase in deferred rent	44,230	31,645
Allowance for Doubtful Accounts	(7,247)	-
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(39,672)	49,334
(Increase) Decrease in inventories	(22,261)	39,572
(Increase) in prepaid expenses	(10,006)	(10,982)
Increase in accounts payable	92,037	47,082
Increase in payroll and payroll taxes	23,308	178,925
Decrease in deposits	-	1,348
Increase in obligation to issue common stock	-	533,000
(Decrease) in accrued liabilities	(25,381)	(9,696)
Net Cash (Used) by Operating Activities	(935,823)	(1,150,119)
Cash Flows from Investing Activities:
Capital expenditures	(119,757)	(14,387)
Net Cash (Used) by Investing Activities	(119,757)	(14,387)
Cash Flow from Financing Activities:
Cash overdraft		9,517
Proceeds from shareholder advances	51,000	-
Proceeds from Obligation to issue common stock	40,500	-
Proceeds from loans payable, others	31,000	41,500
Payments on shareholder advances	(17,100)	-
Payments of other borrowings	(6,130)	(8,131)
Payment on Note and loans payable	(36,000)	-
Proceeds from issuance of convertible debentures	196,000	155,100
Proceeds from sale of common stock and warrant exercise	791,200	966,520
Net Cash Provided by Financing Activities	1,050,470	1,164,506
Increase (Decrease) in Cash	(5,110)	-
Cash at Beginning of Period	5,110	-

Cash at End of Period	$-	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,886	$2,734
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2008:

The Company issued 221,000 shares of common stock as finders’ fees. The stock was valued at $37,610. The Company converted $625,000 of convertible debentures and $3,613 in accrued interest with the issuance of 2,411,240 shares of common stock. The Company issued convertible debentures for $196,000 in principal and recorded a discount on the debentures of $196,000.

The Company converted $150,000 of accounts payable and loans payable to a significant shareholder into a note payable.

The Company issued 3,000,000 shares of common stock, valued at $180,000, to a significant shareholder in payment of a $150,000 note payable. The Company recognized $30,000 in finance costs as a result of this transaction.

For the year ended December 31, 2009:

The Company converted $50,000 in debentures and $808 in accrued interest into 203,227 shares of common stock.

The Company issued convertible debentures for $170,100 in principal and recorded a discount on the debentures of $162,100.  Included in the $170,100 is a debenture for which we previously received an advance of $15,000.  In addition, the Company issued 2,549,381 shares of common stock to employees for payment of accrued salaries valued at $166,333, of which $55,750 was for accrued payroll.  The Company also issued 923,000 shares of common stock for payment of accounts payable in the amount of $14,487 and services amounting to $75,583.  The Company issued 810,000 shares of common stock in payment of common stock subscribed totaling $40,500.

The Company issued 800,000 shares of common stock, and warrants to purchase 800,000 shares of stock at an exercise price of $.10 per share, to a significant shareholder and former CEO as compensation for such shareholder having transferred property to third parties as inducement to make an equity investment in the Company.  The total invested by these third parties was $35,000.  The shares issued to the significant shareholder were valued at $96,000, and the warrants were valued at approximately $92,000 using the Black Scholes pricing model, with the following assumptions:  volatility 227.05%, annual rate of dividends 0%, discount rate 3.1%.

The Company issued warrants to purchase 250,000 shares of common stock valued at $95,125 as prepaid consulting fees.

The Company agreed to issue 65,000 shares of stock valued at $36,400 and warrants to purchase 130,000 shares of stock valued at $66,862 for finders fees.  The Company recognized a derivative liability for warrants issued in excess of its authorized shares, valued at $3,761,320.  The original issuance liability was calculated using the Black Scholes pricing model, with the following assumptions:  volatility from 123.94% to 295.46%, annual rate of dividends 0%, discount rate 3.1%.

The Company issued 167,273 shares of common stock to an employee upon exercise of cashless warrants.  The Company issued warrants to purchase 233,333 shares of common stock to Peter Vitulli, its former CEO.  These warrants were valued at $74,165 using the Black Scholes pricing model, with the following assumptions:  volatility 134.45, annual rate of dividends 0%, discount rate 3.1%

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Health Enhancement Products, Inc. and Subsidiaries (the Company) produces and markets health products. Currently, the Company's sole product is ProAlgaZyme ("PAZ"). Its wholly owned subsidiary, HEPI Pharmaceuticals, Inc. intends to develop potential pharmaceuticals applications of PAZ.

NOTE 2 – BASIS OF PRESENTATION

The Company incurred net losses of $1,416,860 and $1,813,840 during the years ended December 31, 2009 and 2008, respectively. In addition, the Company had a working capital deficiency of $3,680,065 and a stockholders’ deficiency of $3,785,602 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the year ended December 31, 2009, the Company:

▪

generated approximately $79,000 in revenues;

▪

raised an aggregate amount of approximately $1,122,000 through both equity and debt private placements, in which the Company incurred finders’ fees of  $291,000

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. In addition, the Company is no longer in the development stage and has been generating revenues from product sales.

The Company does not currently have available for issuance any authorized shares of common stock which have not been issued or reserved for (i.e., reserved for issuance in connection with rights to acquire common stock (e.g. warrants, convertible notes, etc.)). That is, the Company’s authorized common stock has been exhausted.  Although the company can still raise capital through the sale of debt securities, the absence of authorized shares of common stock prevents it from raising additional capital through the sale of common stock (other than upon exercise of outstanding common stock purchase warrants).  Thus, the absence of authorized shares of common stock makes it more difficult for us to raise capital.  The capital the Company recently raised was from exercise of outstanding warrants to purchase common stock.  Thus, the absence of authorized shares was not an impediment, as these shares were previously reserved for issuance upon exercise of the warrants.  The Company is in the process of taking the steps necessary to increase the number of our authorized shares of common stock.

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

Revenue Recognition – For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company recognized no such provision for the 12 months ended December 31, 2008, and a provision for bad debts of $0 and $49,334 for the years ended December 31, 2009 and 2008, respectively.

Research and Development - Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories:

•

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. Research expenses were approximately $129.000 and $136,000 for the years ended December 31, 2009 and 2008, respectively;

•

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $210,000 and $13,000 for the years ended December 31, 2009 and 2008, respectively.

Income Taxes - The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Stock Based Compensation –We account for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation.  Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period.  The company generally issues grants to its employees, consultants and board members.  At the date of grant, the company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period.  The fair value of the stock option or warrant award is calculated using the Black Scholes option pricing model.

During 2008 and 2009, warrants were granted to employees and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $98,403 and $32,210 during the years ended December 31, 2008 and 2009 respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2008	2009
Expected volatility	86.17% to 249.35%	123.94% to 297.46%
Expected dividends	0%	0%
Expected term	3.32 years	3.32 years
Risk free rate	4.32%	3.1%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of its employee options.

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants and convertible debt – 24,627,373 and 29,945,401 shares at December 31, 2008 and 2009 respectively) are anti-dilutive.

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

Recently-Enacted Accounting Standards –

Accounting Codification Standards - In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105, “Generally Accepted Accounting Principles” (“ASC 105”).  On July 1, 2009, the FASB completed ASC 105 as the single source of authoritative U. S. generally accepted accounting principles (“GAAP”), superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants.  ASC 105 reorganizes the authoritative literature comprising U. S. GAAP into a topical format that eliminates the current GAAP hierarchy.  ASC 105 is effective for the company in its year ended December 31, 2009.  ASC 105 is not intended to change U. S. GAAP and will have no impact on the company’s consolidated financial position, results of operations or cash flows.  However, since it completely supersedes existing standards, it will affect the way the Company references authoritative accounting pronouncements in its financial statements and other disclosure documents.

Subsequent Events – In May, 2009, the FASB issued Statement No. 165, Subsequent Events, now included in ASC 855 Subsequent Events.   ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The Company adopted ASC 855 in 2009.  The adoption of this Statement did not impact the Company’s consolidated financial Statements.  Management has reviewed events occurring through April 6, 2010, the date the financial statements were issued, and any subsequent events requiring accrual or disclosure have been made.

Share-Based Payment Transactions - The Company adopted a provision in accordance with ASC guidance for earnings per share (originally issued as FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”).   This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method.  The adoption of the ASC did not have a material effect on the Company’s Consolidated Financial Statements.

Accounting for the Useful Life of Intangibles - In April 2008, the ASC guidance for goodwill and other intangibles was updated to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under guidance for business combinations.  The adoption had no impact on the Company’s consolidated financial position, result of operations or cash flows.

NOTE 4 - INVENTORIES

Inventories at December 31, 2008 and 2009 consist of the following:

	December 31, 2008	December 31, 2009

Work in Process	$35,850	$4,197
Finished Goods	7,919	6,679

	$43,769	$10,876

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2009 consist of the following:

	December 31, 2008	December 31, 2009

Furniture & fixtures	$49,466	$49,466
Equipment	85,402	85,402
Leasehold improvements	129,252	143,639

	264,120	278,507
Less accumulated depreciation and amortization	(68,924)	(101,316)

	$195,196	$177,191

Depreciation and amortization was $32,572 for the years ended December 31, 2008 and 2009, respectively.

NOTE 6 – DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at December 31, 2008 and 2009 consist of the following:

	December 31, 2008	December 31, 2009

Patent applications pending	$14,500	$14,500
Less: accumulated amortization	4,399	5,368
	$10,101	$9,132

The Company’s definite-life intangible assets are being amortized, upon being placed in service, over 15 years, the estimated useful lives of the assets, with no residual value. Amortization expense was $967 and $967 for the years ended December 31, 2008 and 2009, respectively. The Company estimates that its amortization expense for each of the next five years will be approximately $1,000 per year.

NOTE 7 – LOAN PAYABLE - OTHER

Included in loans payable, other at December 31, 2009 is $51,617, payable to our former CEO Peter Vitulli.  This represents compensation and expense reimbursements due him, of which $16,617 was for payroll.  The loan is due on demand, and the Company is making monthly payments of $5,000, and carries interest at the rate of 7% per annum.   The Company issued 233,333 warrants in connection with the loan.  These warrants were valued at $74,165 and charged to finance costs in the current period.

NOTE 8 – LONG TERM DEBT

Long term debt at December 31, 2008 and 2009 consists of the following:

Installment notes, bearing interest at 8.8% and 9.5%
per annum and due November 2010 and March 2011.	December 31, 2008	December 31, 2009
The loans are secured by certain of the Company
equipment	$16,884	$6,345
Less current portion	6,718	3,177
	$10,166	$3,168

Maturities of the long-term debt are as follows:

December 31,
2010	$3,177
2011	3,168

	$6,345

NOTE 9 – CONVERTIBLE DEBT

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

In the first quarter of 2009, convertible debentures in the principal amount of $196,000 were restructured.  The conversion rate was reduced to $.05 per share from $.10 per share, and the related warrants were cancelled.  As a result, the Company wrote off the unamortized portion of debt discount related to the relative fair value of the warrants amounting to $110,539 and recalculated the debt discount with respect to the new beneficial conversion feature in the amount of $122,284.  The newly calculated debt discount is being amortized over the remaining period of the notes.

Also during 2009, the Company sold for aggregate consideration of $170,100, 1% convertible notes in the aggregate principal amount of $170,100 and warrants to purchase 500,000 shares of common stock, at an exercise price of $.25 per share for a term of three years. These warrants were valued at $160,416 using the Black-Scholes pricing model with the following assumptions: expected volatility 131.48%; expected dividend 0; expected term 3 years; and risk free rate 3.1.

The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock.  Of the total convertible notes issued, $120,100 are convertible at a rate of $.05 per share and do not include a warrant provision, and $50,000 of the convertible notes are convertible at a rate of $.10 per share and include warrants to purchase 500,000 shares of stock as referenced above.  Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at $.05 to $.10 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate equal to $.05 to $.10 per share.  The Company recorded a deferred debt discount in the amount of $162,100, to reflect the beneficial conversion feature of the convertible debt and fair value of related warrants.   The Company is amortizing the debt discount over the term of the debt.

During the quarter ended March 31, 2009, $50,000 of convertible debentures and $807 in accrued interest was converted into 203,227 shares of common stock.  In connection with the conversion, the Company wrote off unamortized discount of $19,581.

Amortization of the debt discount on all convertible debt was $505,671 and $245,060 for the twelve months ended December 31, 2008 and 2009.

NOTE 10 - DERIVATIVE LIABILITY

The Company has reclassified certain outstanding warrants, options and debentures as derivative liabilities, which are marked to fair value periodically pursuant to ASC guidance (formerly Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”)).  We valued these options, warrants and debentures utilizing the Black-Scholes method of valuation using the following assumptions:  volatility from 133.87% to 218.85%, annual rate of dividends 0% and a discount rate of 3.1%.  This valuation resulted in a reclassification from stockholders’ equity of $3,761,320.  For the twelve months ended December 31, 2009, for financial statement purposes we recognized $1,532,276 in income based on the change in fair value of these liabilities during the periods.

Pursuant to ASC guidance, if a company has more than one contract subject to this issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified.  The Company’s method for reclassification of such contracts is reclassification of contracts with the latest inception or maturity date first.

NOTE 11 – OBLIGATION TO ISSUE COMMON STOCK

The Company is committed to issue, in the aggregate, 1,365,000 shares of common stock and warrants to purchase 380,000 shares of common stock to advisors and investors.  The issuance of warrants to purchase 250,000 shares is subject to the condition that the Company increases the number of its authorized common shares to at least 110,000,000.  The remaining 1,365,000 shares of stock and warrants to purchase 130,000 shares of stock are subject to the condition that the Company increases the number of its authorized common shares to at least 125,000,000.  We have recorded a liability for the issuance of such shares at fair value as of December 31, 2009.

NOTE 12 - STOCKHOLDERS’ DEFICIENCY

During the quarter ended March 31, 2008, the Company issued 97,500 shares of stock to employees for future services, valued at $12,676. The Company issued 70,000 shares of common stock, valued at $21,000 for finder’s fees related to the sales of stock during the first quarter. The Company sold 3,534,990 shares of common stock and warrants to purchase 7,069,980 shares of stock for $.10 per share for a term of three years and received proceeds of $353,499. The Company sold for aggregate consideration of $110,000 1% convertible notes in the aggregate principal amount of $110,000 (“Notes”) and warrants to purchase 2,200,000 shares of common stock, at an exercise price of $.10 per share for a term of three years (“Warrants). The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate of $.10 per share. Accrued interest will be paid on the maturity date, as the same may be extended, in shares of Common Stock, valued at $.10 per share, and, unless the Convertible Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate of $.10 per share. The Company issued 2,281,730 shares of common stock upon conversion of $575,000 in principal and $2,481 in interest as a result of conversions of 2007 convertible debt.

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

During the quarter ended September 30, 2008, the Company sold 615,348 shares of common stock and warrants to purchase 1,030,696 shares at $.10 per share for a term of three years, in a private placement, and received $61,535 in proceeds, which was used for operations. The Company sold for aggregate consideration of $45,000 1% convertible notes in the aggregate principal amount of $45,000 and warrants to purchase 900,000 shares of common stock, at an exercise price of $.10 per share for a term of three years. The Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years (subject to the Company’s right to extend the term for an additional three years), cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, at the discretion of the holder, into shares of common stock, at a rate of $.10 per share. Accrued interest will be paid on the maturity date, as the same may be extended, in shares of common stock, valued at $.10 per share, and, unless the Note is converted prior to its maturity date, as the same may be extended, at the Company’s option, the principal amount of the Note may, on the maturity date, as extended, be repaid in cash or converted into common stock at a rate of $.10 per share.

During the quarter ended December 31, 2008, the Company issued 25,000 shares to a consultant for services, valued at $2,750. 151,000 shares of common stock, valued at $16,610 were issued in payment of finders’ fees related to stock sold in the second and third quarters.

In September, 2008, the Company entered into a financing transaction in connection with which it incurred a liability of $45,000 to a significant shareholder, Howard Baer in the form of an advance of $25,000 and discharge of a Company liability for unpaid rent in the amount of approximately $20,000. In connection with this transaction, the Company issued 1,500,000 restricted shares of common stock to a third person to induce him to loan funds to Mr. Baer to enable such shareholder to make the $25,000 loan to the Company and discharge the approximate $20,000 company liability for unpaid rent. The loan payable to Mr. Baer is unsecured, payable on demand, and bears interest at the rate of 7% per annum. The shares issued to the third person were valued at $90,000, based on the quoted price of the Company’s common stock on September 15, 2008. The Company recognized finance costs of $90,000 in connection with this transaction.

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

In June of 2009 the Company issued 800,000 shares of common stock, and warrants to purchase 800,000 shares of stock at an exercise price of $.10 per share, to a significant shareholder and former CEO as compensation for such shareholder having transferred property to third parties as inducement to make an equity investment in the Company. The total invested by these third parties was $35,000.  The shares were valued at $96,000, and the warrants were valued at approximately $92,000 using the Black Scholes pricing model, with the following assumptions:  volatility 227.05%, annual rate of dividends 0%, discount rate 3.1%.

During the quarter ended September 30, 2009 the Company issued 6,550,000 shares of common stock and received $652,500 in proceeds for sales of common stock and upon exercise of warrants.  In addition the Company issued 200,000 warrants in connection with the sale of certain of these shares.  The Company issued 167,273 shares of common stock to a former employee upon exercise of a cashless warrant.  The Company issued 75,000 shares of common stock to a consultant for services, valued at $36,000.   The Company issued warrants to purchase 4,400,000 shares of common stock as an inducement for existing $.10 warrant holders to exercise outstanding warrants.  The new warrants have an exercise price of $.25, and a term of three years.  These warrants are not exercisable until the number of authorized shares of the Company’s common stock is increased to at least 125,000,000.  The Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $.10 and a term of three years to a consultant for services.  These warrants were valued at $95,125 using the Black Scholes pricing model, with the following assumptions:  volatility 159.4%, annual rate of dividends 0%, discount rate 3.1%.  The Company issued warrants to purchase 350,000 shares of common stock at an exercise price of $.10 and a term of three years to its CEO as a signing bonus.  These warrants were valued at $131,766, using the Black Scholes pricing model, with the following assumptions:  volatility 146.45%, annual rate of dividends 0%, discount rate 3.1%, and they were charged to expense in 2009.   In addition, warrants to purchase 233,333 shares were issued to Peter Vitulli, our former CEO.  These warrants were valued at $74,165, using the Black Scholes pricing model, with the following assumptions:  volatility 134.4%, annual rate of dividends 0%, discount rate 3.1%.

During the fourth quarter, the Company issued 1,030,000 shares of common stock upon exercise of warrants, and received $131,500.  In addition, the Company issued 100,000 shares of stock and received proceeds of $10,000.

A summary of the status of the Company’s warrants is presented below.

	December 31, 2008		December 31, 2009
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	13,595,109	0.55	20,107,373	0.55

Issued	18,843,996	0.10	8,963,333	0.10

Exercised	(350,000)	0.10	(5,820,000)	0.10

Expired	(11,981,732)	1.10	(527,305)	1.10

Outstanding, end of period	20,107,373	$ 0.46	22,723,401	$ 0.47

Warrants outstanding and exercisable by price range as of December 31, 2009 were as follows:

	Outstanding Warrants			Exercisable Warrants

		Average
		Weighted			Weighted
		Remaining			Average
		Contractual	Exercise		Exercise
Range	Number	Life in Years	Price	Number	Price

0.10	14,558,651	1.47	0.10	14,558,651	0.10
0.25	6,030,000	2.93	0.25	6,030,000	0.25
0.50	2,134,750	1.38	0.50	2,134,750	0.50

	22,723,401	1.07		22,723,401	0.13

NOTE 13 - RELATED PARTY TRANSACTIONS

Investment in Convertible Debentures:

During the year ended December 31, 2009, we received in the aggregate $155,000 from the sale of convertible debentures to Howard Shapiro, a more than 5% shareholder.  These debentures are convertible at a range between $.10 and $.05 per share into shares of the Company’s common stock, and include warrants to purchase 500,000 shares of stock.  In addition, we received $50,000 from Mr. Shapiro’s pension plans upon the exercise of outstanding warrants.  In 2009, we restructured certain convertible notes held by Mr. Shapiro (and related persons), in connection with which the conversion price was reduced from $.10 to $.05per share and certain outstanding warrants were cancelled.

Investment in Private Placements:

During the year ended December 31, 2009, we received in the aggregate $218,000 from Chris Maggiore, a more than 5% shareholder, in connection with the private sale of 3,660,400 shares of our common stock.

Office Space - We are leasing office and production space located in Scottsdale, Arizona from a significant shareholder, Howard Baer, pursuant to an Amended and Restated Sublease expires on February 9, 2020, subject to our unilateral right to terminate the Lease on March 31, 2013. Under the original terms of the Amended and Restated Sublease, the annual base rent for the 15,000 square foot facility was approximately $237,000, payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance, insurance and repairs related to the premises we are leasing.

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)).   In addition, the lessor has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses.  We incurred approximately $281,000 in rent expense during fiscal 2009.

Marketing Consultant/Distributorship Agreement – In 2008, we entered into an agreement with Mr. Baer, a significant shareholder, to provide marketing services to us, in consideration for which we would pay commissions at the rate of $.50 per bottle for every bottle sold under this agreement. We paid no commissions under this Agreement.   In April of 2009, we amended this agreement to grant to Changing Times Vitamins, Inc. (“CTV”), a company controlled by Mr. Baer, worldwide distribution and marketing rights to our product. This agreement called for minimum monthly sales levels and a term of two years.  We recognized $54,000 in minimum distribution fees in 2009.  This contract with CTV was terminated by mutual agreement in October of 2009.  In exchange for the termination of this contract, CTV received cash payments of $300,000 and will, subject to the increase in our authorized shares, be issued 750,000 shares of common stock, valued for financial reporting purposes at $352,500.

Sales - In 2008, we sold product to Changing Times Vitamins, Inc. (CTV).  Howard Baer, one of our significant shareholders, is also a significant shareholder of CTV. Sales to CTV were approximately $27,000 and $54,000 (representing 28% and 68% of our revenue) in 2008 and 2009, respectively. At December 31, 2009 and 2008, $0 and $49,000 were outstanding, respectively, and reported in accounts receivable on the respective balance sheet.

Accounts Payable - The Company owes Mr. Baer approximately $50,000 at December 31, 2009, which is reflected in accounts payable.  This money represents rent and reimbursements due Mr. Baer for expenses he paid on the Company’s behalf during 2009.

Financing - In September, 2008, we entered into a financing transaction in connection with which we incurred a liability of $45,000 to a significant shareholder, Howard Baer, in the form of an advance of $25,000 and discharge of our liability for unpaid rent in the amount of approximately $20,000. In connection with this transaction, we issued 1,500,000 restricted shares of common stock to a third person to induce him to loan funds to the significant shareholder, Howard Baer, to enable such shareholder to make the $25,000 loan to the Company and discharge the approximate $20,000 company liability for unpaid rent. The loan payable to Mr. Baer is unsecured, payable on demand, and bears interest at the rate of 7% per annum. The shares issued to the third person were valued at $90,000, based on the quoted price of the Company’s common stock on September 15, 2008. The Company recognized finance costs of $90,000 in connection with this transaction.

In June of 2009 the Company issued 800,000 shares of common stock, and warrants to purchase 800,000 shares of stock at an exercise price of $.10 per share, to Howard Baer, a significant shareholder and former CEO, as compensation for such shareholder having transferred property to third parties as inducement to make an equity investment in the Company. The total invested by these third parties was $35,000. The shares were valued at $96,000, and the warrants were valued at approximately $92,000 using the Black Scholes pricing model, with the following assumption: volatility 227.05%, annual rate of dividends 0%, discount rate 3.1%.

NOTE 14 - INCOME TAXES

At December 31, 2009 the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $12,300,000, which may be applied against future taxable income, if any, at various dates from 2025 through 2029. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2009 the Company had a deferred tax asset of approximately $6,000,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal and State Statutory Rate of 40% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $1,100,000 in 2009.

NOTE 15 – CONCENTRATIONS

Customers - The Company has no significant dependence on a limited range of suppliers or purchasers. Revenues are generated primarily by Internet sales, none of which constitute a concentration the loss of which could have a material impact on the operations of the Company. In 2008 the Company made sales of its product to Changing Times Vitamins (CTV), a company whose significant shareholder, Howard Baer, is a significant shareholder of the Company. These sales totaled $49,333 and represent 28% of Company revenue for 2008. This amount ($49,000) was outstanding at December 31, 2008 and was reported in accounts receivable on the balance sheet.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease Commitment -- We are leasing office and production space located in Scottsdale, Arizona from a significant shareholder, Howard Baer, pursuant to an Amended and Restated Sublease which expires on February 9, 2020, subject to our unilateral right to terminate the Lease on March 31, 2013. Under the original terms of the Amended and Restated Sublease, the annual base rent for the 15,000 square foot facility was approximately $237,000, payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance, insurance and repairs related to the premises we are leasing.

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)).   In addition, the lessor has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses.  We incurred approximately $281,000 in rent expense during fiscal 2009.

The Company is leasing, on a month to month basis, a warehousing and bottling facility. The lease calls for monthly rentals of $2,700, plus annual common area maintenance fees.   Rent expense under this lease for the year ended December 31, 2009 was approximately $38,000.

The future minimum lease payments related to the Amended and Restated Sublease, as revised in October 2009, are as follows:

Year Ending December 31,

2010	$189,000
2011	194,000
2012	199,000
2013	203,000
2014	208,000
Thereafter	1,125,000
$2,118,000

Business Services Agreement

On October 19, 2009, the Registrant and Great Northern Reserve Partners, LLC (“GNRP”) entered into a Business Services Agreement (“Agreement”), which supersedes the prior agreement between them entered into in February, 2009 (“February Agreement”).

The Registrant entered into the Agreement to continue the pursuit of its strategic product and business development objectives.  GNRP will be issued 500,000 shares of the Registrant’s Common Stock in connection with the execution of the Agreement, in full payment of any and all amounts owing under the February Agreement (approximately $142,000 per GNRP) and in recognition of GNRP’s contribution to the achievement of recent product testing results.  In addition, GNRP will be compensated based on hours expended, sales and other payments (licensing payments, etc.) received by the Registrant, and the achievement of specified milestones  All equity based compensation under the Agreement is subject to the Registrant increasing to 125,000,000 the number of its authorized common shares.

Workers’ Compensation – The Company does not carry workers’ compensation insurance, which covers on the job injury.

NOTE 17 - FAIR VALUE MEASUREMENT

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820 are used to measure fair value.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

•

Level 2 inputs are inputs (other than quoted prices included within level 1) that are observable for the asset or liability, either directly or indirectly.

•

Level 3 are unobservable inputs for the assets or liability and rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.  (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company’s own data.)

Fair Value Option – FASB ASC 825, Financial Instruments, provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attributable for certain financial assets and liabilities.  Changes in fair value are recognized in earnings as they occur for those assets and liabilities for which the election is made.   The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company did not elect the fair value option for any of its financial assets or liabilities, and therefore, there was no impact on the Company’s financial position, results of operations or cash flows.

NOTE 18 – SUBSEQUENT EVENTS

During the first quarter of 2010, the Company issued 5,637,416 shares of stock and received $635,723 in proceeds for warrant exercises. The Company issued 302,425 shares of common stock upon exercise of a convertible debenture.

EXHIBIT INDEX

Exhibit Number	Title

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended
3.2	By-laws of the Company	(1)
4.1	Form of Convertible Note Subscription Agreement dated July/August 2007	(2)
4.2	Form of Convertible Note dated July/August 2007	(3)
4.3	Form of Warrant (Convertible Note Offering)	(4)
4.4	Form of Amended and Restated Convertible Note
4.5	Form of Common Stock Purchase Warrant (issued as inducement to warrant exercise)
10.02	Amended and Restated Sublease between Howard R. Baer and the Company, dated April 12, 2006	(5)
10.03	Letter Agreement amending Amended and Restated Sublease between Howard R. Baer and the Company, dated April6, 2006
10.06	Termination and Mutual Release Agreement between Changing Times Vitamins, Inc. and the Company, dated October 1, 2009, terminating Distribution and Services Agreement between them
10.07	Contract for Services between Great Northern and Reserve Partners, LLC and the Company, dated October 19, 2009
14.1	Code of Ethics
21	Subsidiaries of the Registrant	(6)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 3.2 to our Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference.

(2)

Filed as Exhibit 4.1 to our Form 10-QSB, filed with the Commission on November 14, 2007 and incorporated by the reference.

 (3)

Filed as Exhibit 4.2 to our Form 10-QSB, filed with the Commission on November 14, 2007 and incorporated by this reference.

(4)

Filed as Exhibit 4.3 to our Form 10-QSB, filed with the Commission on November 14, 2007 and incorporated by this reference.

(5)

Filed as Exhibit 10.02 to our Form 10-KSB, filed with the Commission on April 17, 2006, and incorporated by this reference.

(6)

Filed as the same Exhibit number to our Form 10-KSB, filed with the Commission on May 17, 2005, and incorporated by this reference.