Form 10-Q
period 2010-03-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2010-05-17
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of regulation ST (Sec. 232.405)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 88,311,327 shares of common stock, $0.001 par value, outstanding at May 12, 2010.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

(Inapplicable items have been omitted)

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$211,353	$-
Inventories	19,997	4,197
Prepaid Expenses	48,942	90,607
Total Current Assets	280,292	94,804
PROPERTY AND EQUIPMENT, NET	173,511	177,190
OTHER ASSETS:
Definite-life intangible Assets, net	8,893	9,134
Deposits	120,667	120,667
Total Other Assets	129,560	129,801

	$583,363	$401,795
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Cash Overdraft	$-	$9,517
Accounts Payable	507,305	541,857
Loan Payable, other	43,927	58,117
Obligation to issue common stock and warrants	627,104	636,262
Convertible Debenture Payable, less Discount of $46,417 and $15,229 at March 31, 2010 and December 31, 2009	163,583	84,771
Derivative Liability	8,503,833	2,229,044
Current portion, long term debt	3,178	5,585
Accrued Payroll	20,930	39,262
Accrued Payroll Taxes	88,888	144,130
Accrued Liabilities	42,406	26,324
Total Current Liabilities	10,001,154	3,774,869
LONG TERM LIABILITIES:
Notes payable, less current portion	2,240	3,168
Convertible Debenture Payable, less Discount of $143,182
and $114,831 at March 31, 2010 and December 31, 2009	97,918	251,269
Deferred rent	165,525	158,091
Total Long term Liabilities	265,683	412,528

TOTAL LIABILITIES	10,266,837	4,187,397
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
86,086,327 and 78,636,332 issued and outstanding at
March 31, 2010 and December 31, 2009	86,086	78,636
Additional Paid-In Capital	15,135,203	15,543,488
Accumulated deficit	(24,904,763)	(19,407,726)
Total Stockholders' Deficit	(9,683,474)	(3,785,602)
	$583,363	$401,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	Months ended	Months ended
	March 31, 2010	March 31, 2009

NET SALES	$14,043	$23,130

COST OF SALES	3,620	16,322

GROSS PROFIT	10,423	6,808

OPERATING EXPENSES
Selling	26,237	108,930
General and Administrative	844,133	318,756
Research and Development	102,989	108,090

Total Expenses	973,359	535,776

LOSS FROM OPERATIONS	(962,936)	(528,968)

OTHER INCOME (EXPENSE):
Other income - rent	-	6,300
Fair Value Adjustment of Derivative Liability	(4,464,607)	-
Amortization of Bond Discount	(62,745)	(157,054)
Interest expense	(6,749)	(1,446)

Total Other Income (Expense)	(4,534,101)	(152,200)

NET LOSS	$(5,497,037)	$(681,168)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.01)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	79,224,793	62,346,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
Cash Flows for Operating Activities:
Net Loss	$(5,497,037)	$(681,168)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash - stock issued for services rendered	102,000	197,070
Stock issued to employees for services	-	106,083

Amortization of prepaid consulting fees	39,662
Amortization of bond discount	62,745	157,054
Amortization of intangibles	241	242
Depreciation expense	5,831	7,164
Fair value adjustment of Derivative Liability	4,464,607
Increase in deferred rent	7,435	11,420
Changes in assets and liabilities:	-	-
(Increase) decrease in accounts receivable	-	49,333
(Increase) decrease in inventories	(15,800)	1,620
(Increase) Decrease in prepaid expenses	2,003	12,215
Increase(Decrease) in accounts payable	(29,552)	9,865
Increase (decrease) in payroll and payroll taxes	(73,453)	24,329
Increase in obligation to issue common stock and warrants	477,554	-
Increase (Decrease) in accrued liabilities	16,082	(2,400)
Net Cash (Used) by Operating Activities	(437,682)	(107,173)
Cash Flows from Investing Activities:
Capital expenditures	(2,152)	-
Net Cash (Used) by Investing Activities	(2,152)	-
Cash Flow from Financing Activities:
Repayment of bank overdraft	(9,517)	-
Proceeds from obligations to issue common stock		38,010
Repayment of Loans Payable, Other	(7,690)
Payments of other borrowings	(3,335)	(1,622)
Proceeds from issuance of convertible debentures	-	47,500
Proceeds from exercise of common stock warrants	671,729
Proceeds from sale of common stock and exercise of warrants		25,300
Net Cash Provided by Financing Activities	651,187	109,188
Increase in Cash	211,353	2,015
Cash at Beginning of Period	-	-

Cash at End of Period	$211,353	$2,015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,759	$1,477
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2010:

During the quarter ended March 31, 2010, $15,000 of convertible debentures and $121 in accrued interest were converted into 302,425 shares of common stock. The Company issued 750,000 shares of stock in satisfaction of an obligation to issue common stock in the amount of $352,500. The Company paid off a loan due a related party of $6,500 upon exercise of warrants to purchase common stock. In addition, the Company issued 50,000 shares upon exercise of warrants at $.10 per share. The consideration was a reduction of indebtedness in the form of accounts payable. The Company recorded an obligation to issue 65,000 shares of common stock in payment of finder’s fees and valued these shares at $36,400. The Company also issued 30,000 shares of common stock valued at $14,035 in payment of finder’s fees. In addition, an obligation to issue 160,000 shares of common stock was recorded in payment of finder’s fees. This stock was valued at $129,050. The Company also issued 500,000 shares of common stock valued at $160,000 in satisfaction of an obligation to issue common stock.

Three Months Ended March 31, 2009:

During the quarter ended March 31, 2009, $50,000 of convertible debentures and $807 in accrued interest were converted into 203,227 shares of common stock. The Company issued convertible debentures for $47,500 principal and recorded a discount on the debentures of $39,500. In addition, the Company issued 557,500 shares of common stock to employees for payment of accrued salaries valued at $55,750. The Company also issued 66,667 shares of common stock for payment of accounts payable in the amount of $6,000 and 810,000 shares of common stock in payment of common stock subscribed totaling $40,500. The Company recorded a debt discount of $110,539 in connection with restructured convertible debt.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2009 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-K filed with the SEC on April 15, 2010.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010, or any other period.

The Company incurred net losses of $5,497,037 and $681,168 for the three months ended March 31, 2010 and 2009, respectively. In addition, the Company had a working capital deficiency of $9,720,862 and a stockholders’ deficit of $9,683,474 at March 31, 2010. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital. During the first three months of 2010, the Company raised approximately $672,000 in net proceeds from the exercise of warrants. There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

Certain reclassifications have been made to prior-year and prior period comparative financial statements to conform to the current year and period presentation. These reclassifications had no effect on previously reported results of operations or financial position.

 The Company does not currently have available for issuance any authorized shares of common stock which have not been issued or reserved for (i.e., reserved for issuance in connection with rights to acquire common stock (e.g. warrants, convertible notes, etc.)). That is, the Company’s authorized common stock has been exhausted. Although the company can still raise capital through the sale of debt securities, the absence of authorized shares of common stock prevents it from raising additional capital through the sale of common stock (other than upon exercise of outstanding common stock purchase warrants). Thus, the absence of authorized shares of common stock makes it more difficult for the Company to raise capital. The capital the Company recently raised was from exercise of outstanding warrants to purchase common stock. Thus, the absence of authorized shares was not an impediment, as these shares were previously reserved for issuance upon exercise of the warrants. The Company is in the process of taking the steps necessary to increase the number of our authorized shares of common stock.

NOTE 2 – INVENTORIES

Inventories at March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Raw materials	$17,807	$4,197
Finished goods	2,190	-

	$19,997	$4,197

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and December 31, 2009 consists of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Furniture and fixtures	$51,617	$49,466
Equipment	85,402	85,402
Leasehold improvements	143,639	143,639

	280,658	278,507
Less accumulated depreciation and amortization	(107,147)	(101,317)

	$173,511	$177,190

Depreciation and amortization was $5,830 and $7,164 for the three months ended March 31, 2010 and 2009 respectively.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Patent applications pending	$14,500	$14,500
Less: Accumulated amortization	(5,607)	(5,366)

	$8,893	$9,134

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the three months ended March 31, 2010 and 2009 was $241 and $242, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 5 – LOAN PAYABLE – OTHER

Included in loans payable, other at March 31, 2010 is $43,927, payable to our former CEO Peter Vitulli. This represents compensation and expense reimbursements due him, of which $16,617 was for payroll. The loan is due on demand, and the Company is making monthly payments of $5,000, and carries interest at the rate of 7% per annum.

NOTE 6 – LONG TERM DEBT:

Long term debt consists of the following:

Installment note, bearing interest at 8.8% per annum and	March 31, 2010	December 31, 2009
due November 2011. The loan is secured by certain of the	(Unaudited)
Company's equipment	$5,418	$8,753

Less current portion	3,178	5,585
	$2,240	$3,168

Maturities of the long-term debt are as follows:

March 31,
2011	$3,178
2012	2,240
	$5,418

NOTE 7 – CONVERTIBLE DEBT

During the quarter ended March 31, 2010, $15,000 of convertible debentures and $121 in accrued interest was converted into 302,425 shares of common stock. In connection with the conversion, the Company wrote off unamortized discount of $10,625.

Amortization of the debt discount on the remaining notes was $52,120 for the three months ended March 31, 2010.

NOTE 8 - DERIVATIVE LIABILITY

The Company has reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). We valued these options and warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. The valuation resulted in a reclassification from stockholders’ equity in the quarter ended March 31, 2010 of $1,810,182. For the three months ended March 31, 2010, we recognized $4,464,607 in expense for financial statement purposes based on the change in fair value of these liabilities during the periods.

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

NOTE 9 – OBLIGATION TO ISSUE COMMON STOCK

At March 31, 2010, the Company is committed to issue, in the aggregate, 210,000 shares of common stock and warrants to purchase 750,000 shares to stock to advisors and investors. However the issuance of such shares is subject to the condition that the Company increases the number of its authorized common shares to at least 125,000,000. We have recorded a liability for the issuance of such shares at fair value as of March 31, 2010.

NOTE 10 - RELATED PARTY TRANSACTIONS

Investment in Private Placements:

During the quarter ended March 31, 2010, we received in the aggregate $128,267 in proceeds from and satisfied $6,500 of a liability owing to Chris Maggiore, a more than 5% shareholder, in connection with the exercise of warrants, and we issued Mr. Maggiore 1,347,666 shares of our common stock.

Office Space

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

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)). In addition, the lessor has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses. We incurred approximately $50,000 in rent expense during the first quarter of 2010.

Accounts Payable

The Company owes Mr. Baer approximately $55,000 at March 31, 2010, which is reflected in accounts payable. This money represents rent and reimbursements due Mr. Baer for expenses he paid on the Company’s behalf during 2009 and 2010.

Marketing Consultant/Distributorship Agreement

In 2008, we entered into an agreement with Mr. Baer, a significant shareholder, to provide marketing services to us, in consideration for which we would pay commissions at the rate of $.50 per bottle for every bottle sold under this agreement. We paid no commissions under this Agreement. In April of 2009, we amended this agreement to grant to Changing Times Vitamins, Inc. (“CTV”), a company controlled by Mr. Baer, worldwide distribution and marketing rights to our product. This agreement called for minimum monthly sales levels and a term of two years. We recognized $54,000 in minimum distribution fees in 2009. This contract was terminated by mutual agreement in October of 2009. In exchange for the termination of this contract, CTV received cash payments of $300,000. Under the Agreement, CTV was, subject to the increase in our authorized shares, be issued 750,000 shares of common stock, which were valued for financial reporting purposes at $352,500. During the quarter ended March 31, 2010, prior to consummation of the increase in our authorized shares, the Company issued CTV the 750,000 shares owing to CTV in connection with the termination agreement. In connection with this transaction, Mr. Baer waived his right to exercise warrants to purchase 750,000 shares of the Company’s common stock until the number of its authorized shares is increased to at least 125,000,000.

NOTE 11 - STOCKHOLDERS’ DEFICIT

During the quarter ended March 31, 2010, the Company issued 5,587,416 shares of common stock and received proceeds of $671,729 upon the exercise of warrants. Convertible debentures were converted during the quarter ended March 31, 2010, and the Company issued 302,425 shares of common stock and retired $15,000 of debt and $121 in accrued interest. The Company issued 215,154 shares of common stock for services, valued at $102,000. The Company also issued 95,000 shares of common stock, valued at $50,500, for finders’ fees. The Company also issued 500,000 shares of common stock, valued at $160,000 in satisfaction of an obligation to issue common stock. As noted above in Note 10, the Company issued CTV 750,000 shares owing to CTV in connection with a termination agreement. In connection with this transaction, Mr. Baer waived his right to exercise warrants to purchase 750,000 shares of the Company’s common stock until the number of its authorized shares is increased to at least 125,000,000.

A summary of the status of the Company’s warrants is presented below.

Warrants outstanding and exercisable by price range as of March 31, 2010 and 2009 were as follows:

	March 31, 2010		March 31, 2009
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	22,723,401	0.47	20,107,373	0.27

Issued	130,000	0.22	-	-

Exercised	(5,587,416)	0.10	-	-

Expired	-	-	(150,000)	0.10

Outstanding, end of period	17,265,985	0.59	19,957,373	0.27

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual			Average
		Life	Exercise		Exercise
Range of	Number	in Years	Price	Number	Price
0.10	9,957,652	1.22	0.10	9,957,652	0.10
0.15	233,333	2.71	0.15	233,333	0.15
0.25	5,190,000	2.55	0.25	5,190,000	0.25
0.50	1,885,000	0.74	0.50	1,885,000	0.50

	17,265,985	0.78		17,265,985	0.11

NOTE 12- COMMITMENTS AND CONTINGENCIES

Product Liability Insurance - We have only limited product liability insurance. If a product claim were successfully made against us, there could be a material adverse effect on our financial condition given our liquidity and cash limitations.

Lease Commitment -- We are leasing office and production space located in Scottsdale, Arizona from a significant shareholder, Howard Baer, pursuant to an Amended and Restated Sublease which expires on February 9, 2020, subject to our unilateral right to terminate the Lease on March 31, 2013. Under the original terms of the Amended and Restated Sublease, the annual base rent for the 15,000 square foot facility was approximately $237,000, payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. The Company previously paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance, insurance and repairs related to the premises we are leasing.

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)). In addition, the lessor has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses. We incurred approximately $50,000 in rent expense during the first quarter of 2010.

The Company is leasing, on a month to month basis, a warehousing and bottling facility. The lease calls for monthly rentals of $2,700, plus annual common area maintenance fees. Rent expense under this lease for the quarter ended March 31, 2010 was approximately $8,100.

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

The Company entered into the Agreement to continue the pursuit of its strategic product and business development objectives. GNRP was issued 500,000 shares of the Company’s Common Stock in connection with the Agreement, in full payment of any and all amounts owing under the February Agreement (approximately $142,000 per GNRP) and in recognition of GNRP’s contribution to the achievement of recent product testing results. In addition, GNRP will be compensated based on hours expended, sales and other payments (licensing payments, etc.) received by the Company, and the achievement of specified milestones All equity based compensation under the Agreement is subject to the Company increasing to 125,000,000 the number of its authorized common shares. As a result of reaching a specified milestone, the Company is obligated to issue warrants to purchase an additional 500,000 shares of common stock upon the effective date of the increase in our authorized shares. Accordingly, the Company has recorded an obligation of $477,554 and an expense in the current period for this milestone. An additional warrant for 500,000 shares shall be issued to GNRP with an exercise price of $.25 per share upon the Company entering into a significant agreement and receiving at least $500,000 in payments from the contracting party pursuant to such agreement, subject to the Company increasing the number of its authorized shares of common stock to at least 125,000,000.

Workers’ Compensation – The Company does not carry workers’ compensation insurance, which covers on the job injury.

NOTE 13 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt – 6,922,000 shares and warrants – 17,265,985 at March 31, 2010 and convertible debt – 5,270,000 and warrants – 19,957,373 at March 31, 2009) are anti-dilutive.

NOTE 14 - SUBSEQUENT EVENTS

On April 24, 2010, the Company and Chris Maggiore, a more than 5% beneficial owner, entered into a Line of Credit agreement, under which Mr. Maggiore agreed unconditionally to advance to the Company up to $675,000, upon written request of the Company. The Company may draw down funds under the Line of Credit for a period of one year. Amounts advanced under the Line of Credit are unsecured, bear interest at the rate of 7.0% per annum, and must be repaid by April 24, 2012.

In April and May of 2010, we received cash proceeds of $222,500 upon exercise of outstanding warrants to purchase 2,225,000 shares of our common stock, at an average exercise price of $.10.

In April and May 2010, we paid an aggregate of $76,258.26 to the United States Treasury in payment of past due accrued but unpaid payroll taxes.

On May 11, 2010, the Company entered into an agreement with Howard Baer, a significant shareholder, under which it agreed to compensate Mr. Baer for (a) previously guaranteeing the Company’s obligations under certain equipment leases (in the original aggregate amount of approximately $54,000) and (b) damage to his financial credit resulting from the Company’s failure to fulfill obligations Mr. Baer guaranteed. The Company further agreed to indemnify Mr. Baer for any liability incurred by him as a result of the Company’s failure to fulfill any obligations guaranteed by Mr. Baer, including the Company’s obligations under a certain real property lease (Mr. Baer guaranteed an aggregate of $70,000 in rent payments under this lease (twenty eight months at $2,500 per month)). As compensation to Mr. Baer for having guaranteed these obligations and for damages sustained as a result of the Company’s default with respect to certain obligations guaranteed by Mr. Baer, the Company has granted Mr. Baer a warrant to purchase 500,000 shares of common stock at an exercise price of $.15 per share (with a cashless exercise), for a term of three years. The exercise of this warrant is subject to the Company increasing to at least 125,000,000 the number of its authorized common shares.

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

Results of Operations for the three months ended March 31, 2010 and 2009.

Net Sales. Net sales for the three months ended March 31, 2010 were $14,043 as compared to $23,130 for the comparable prior period. These sales reflect principally revenues from the ProAlgaZyme® product. We currently market our product primarily over the Internet and by telephone. The decrease in our revenue for 2010 is due to our expanded focus on outside research, which has directed operating funds to research rather than to marketing.

Throughout 2009 and 2010, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme® product, contributing to a low level of net sales. Although the ProAlgaZyme® product is available for sale and we are exploring various potential marketing opportunities, we expect only limited sales revenue for the foreseeable future. We believe that our ability to generate sales of the ProAlgaZyme® product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising. The testing necessary to further characterize the product, identify its method of action and further substantiate its effectiveness is ongoing, and we expect completion of this testing and complete identification by the second quarter of 2010.

Cost of Sales. Cost of Sales was $3,620 for the three months ended March 31, 2010, as compared to $16,322 for the comparable prior period. Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale. The decrease in cost of sales for 2010 is due to a decrease in overall production, combined with more efficient use of labor.

Research and Development Expenses. For the three months ended March 31, 2010, we incurred $102,989 on research and development expenses, as compared to $108,090 for the comparable period in 2009. These expenses are mainly comprised of costs associated with external research. Our research and development costs remain relatively stable as we work to complete the research begun in the first quarter of 2009. This research was initiated to further explore ProAlgaZyme®’s potential efficacy on the management of cholesterol levels. We have identified several potential bioactive compounds, but further research is expected to be completed during the second quarter that will isolate the compound further.

Although we recently secured a $675,000 line of credit from a significant shareholder. we have had difficulty in the past raising substantial funds from external sources. Therefore we may not be able to raise the additional funding that we need to complete necessary research and development activities. In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case there would be a material adverse affect on our business.

Selling and Marketing Expenses. Selling and marketing expenses were $26,237 for the three months ended March 31, 2010, as compared to $108,930 for the comparable prior period. The decrease in 2010 was due to our increased focus on research, leaving less resources in the short term for marketing. We intend to continue to direct our in house selling efforts to existing ProAlgaZyme® users during 2010. We anticipate an increase in our marketing efforts once our research has been completed.

General and Administrative Expenses. General and administrative expense was $844,133 for the three months ended March 31, 2010, as compared to $318,756 for the comparable prior period. The increase in general and administrative expense during 2010 is due primarily to an approximate $525,000 increase in fees paid to consultants for product and business development , of which approximately $500,000 was in the form of stock based compensation, a non-cash expense. We expect to continue to incur this level of compensation to consultants through the remainder of the year.

Fair Value Adjustment of Derivative Liability. We reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). We valued these options and warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. We used the date of the Stock Warrant agreements as the calculation date, resulting in a reclassification from stockholders’ equity of $6,274,789. For the three months ended March 31, 2010, we recognized $4,464,607 in expense for financial statement purposes based on the change in fair value of these liabilities during the periods.

Pursuant to EITF Issue 00-19, if a company has more than one contract subject to this issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified. The Company’s method for reclassification of such contracts is reclassification of contracts with the latest inception or maturity date first.

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

We have had limited revenue ($14,043 for the three months ended March 31, 2010) and have incurred significant net losses since inception, including a net loss of $5,497,037 during the three months ended March 31, 2010. We expect only limited sales revenue for the foreseeable future. Further, we have incurred recurring negative cash flow from operations.

As of May 11, 2010, we had a cash balance of approximately $75,000. We had a working capital deficiency of $9,720,862 and a stockholders’ deficit of $9,683,474 as of March 31, 2010. Our working capital deficiency increased $6,040,797, from $3,680,065 at December 31, 2009 to $9,720,862 at March 31, 2010. This increase was due primarily to an approximate $6,200,000 increase in derivative liability (non-cash) related to issuance of warrants in the absence of authorized shares. Although we recently raised a limited amount of capital and have secured a $675,000 line of credit, on which we have not yet drawn, we have in the past had difficulty in raising capital from external sources. These factors raise substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2010, our operating activities used $437,682 in cash, an increase of $330,509 from the comparable prior period. The approximate $330,000 increase in cash used by operating activities was primarily attributable to an approximate $4.8 million increase in net loss, an approximate $200,000 decrease in stock based compensation, an approximate $54,000 decrease in amortization ( bond discount and prepaid consulting fees), and an approximate $137,000 change (decrease) in accounts payable and accrued payroll and payroll taxes, partially offset by an approximate $4.5 million increase in “fair value adjustment of derivative liability” (a non cash item of expense) and an approximate $478,000increase in obligation to issue common stock(also a non cash item of expense) .

Our financing activities generated $651,187, a $542,000 increase from the comparable prior period. The increase in cash provided by financing activities was due primarily to a $560,000 increase in proceeds from sales of securities.

We estimate that we will require approximately $1,250,000 in cash over the next 12 months in order to fund basic operations. An additional $2,000,000 is needed to complete our animal and human clinical research in the areas of both cholesterol and inflammation. Based on these cash requirements, we have an immediate and urgent need for additional funding. For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements. Historically, we have had difficulty raising funds from external sources. Currently, we do not have any authorized shares of common stock available for issuance in connection with capital raising transactions. We have recently raised capital from exercise of outstanding warrants and sale of convertible notes, under which the note cannot be converted until the number of authorized common shares is increased. Investors may be unwilling to continue to invest in the Company in the absence of an increase in our authorized shares. We are in the process of taking the steps necessary to increase our authorized shares. If we are not able to raise additional funds in the immediate future it is unlikely that we will be able to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

In addition, we have only limited product liability insurance. If a product claim were successfully made against us, there could be a material adverse effect on our financial condition given our liquidity and cash limitations.

Significant elements of income or loss not arising from our continuing operations

Except as set forth below, we do not expect to experience any significant elements of income or loss other than those arising from our continuing operation. For the three months ended March 31, 2010, we recognized $4,464,607 in expense for financial statement purposes based on the change in fair value of derivative liabilities as of March 31, 2010. We may incur income or expense in future periods arising out of changes in the fair value of derivative liabilities. See the section above captioned Fair Value Adjustment of Derivative Liability for further information.

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

Item 4T. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, we issued 5,587,416 shares of common stock and received proceeds of $671,729 upon the exercise of outstanding warrants, with exercise prices ranging from $.10 to $.25 and a average exercise price of $.12 per share. Convertible debentures and interest in the amount of $15,121 were converted into 302,425 shares of common stock during the quarter ended March 31, 2010. We also issued 215,154 shares of common stock for services (these shares were valued at $102,000). The Company also issued 95,000 shares of common stock, valued at $50,500, for finders’ fees. The Company also issued 500,000 shares of common stock valued at $160,000 in satisfaction of an obligation to issue common stock.

We believe that the foregoing transactions were exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (“the Act”) or Section 4(2) under the Act, based on the following facts: there was no general solicitation, there was a limited number of investors, each of whom was an “accredited investor” (within the meaning of Regulation D under the “1933 Act”, as amended) and was (either alone or with his/her purchaser representative) sophisticated about business and financial matters, each such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission, and all shares issued were subject to restrictions on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the 1933 Act.

Item 5. Other Information

NONE.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.2	Amended and Restated By-laws of the Company
10.1	Indemnity Agreement between the Registrant and Howard R. Baer, dated May 11, 2010
10.2	Warrant Agreement issued to Howard R. Baer, pursuant to Indemnity Agreement
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 3.1 to the Registrants Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

*furnished herewith (all other exhibits are deemed filed).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: May 17, 2010

By: /s/Janet L Crance

Chief Administrative Officer

Date: May 17, 2010

By: /s/Janet L Crance

Principal Accounting Officer

LIST OF EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.2	Amended and Restated By-laws of the Company
10.1	Indemnity Agreement between the Registrant and Howard R. Baer, dated May 11, 2010
10.2	Warrant Agreement issued to Howard R. Baer, pursuant to Indemnity Agreement
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 3.1 to the Registrants Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

*furnished herewith (all other exhibits are deemed filed).