Form 10-Q
period 2010-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2010-08-12
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes      . No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 89,478,122 shares of common stock, $0.001 par value, outstanding at August 3, 2010.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I – FINANCIAL INFORMATION	4
Item 1. Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial	14
Condition and Results of Operations	12
Item 4T. Controls and Procedures	16
PART II – OTHER INFORMATION	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6. Exhibits	17

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$46,362	$-
Inventories	15,997	4,197
Prepaid Expenses	29,877	90,607
Total Current Assets	92,237	94,804
PROPERTY AND EQUIPMENT, NET	167,680	177,190
OTHER ASSETS:
Definite-life intangible Assets, net	8,651	9,134
Deposits	124,482	120,667
Total Other Assets	133,133	129,801
	$393,050	$401,795
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Cash Overdraft	$-	$9,517
Accounts Payable	491,905	541,857
Loan Payable, other	29,612	58,117
Obligation to issue common stock and warrants	-	636,262
Convertible Debenture Payable, less Discount of $41,245 and $15,229 at June 30, 2010 and December 31, 2009	209,755	84,771
Derivative liability	-	2,229,044
Current portion, long term debt	3,320	5,585
Accrued Payroll	30,420	39,262
Accrued Payroll Taxes	7,265	144,130
Accrued Liabilities	25,185	26,324
Total Current Liabilities	797,461	3,774,869
LONG TERM LIABILITIES:
Notes payable, less current portion	1,471	3,168
Convertible Debenture Payable, less Discount of $111,520and $114,831 at June 30, 2010 and December 31, 2009	88,580	251,269
Deferred rent expense	167,682	158,091
Total Long term Liabilities	257,734	412,528
COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	1,055,195	4,187,397
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 150,000,000 and 100,000,000 shares authorized at June 30, 2010 and December 31, 200989,208,122 and 78,636,332 issued and outstanding at June 30, 2010 and December 31, 2009	89,208	78,636
Additional Paid-In Capital	16,673,735	15,543,488
Accumulated deficit	(17,425,088)	(19,407,726)
Total Stockholders' Deficit	(662,145)	(3,785,602)

	$393,050	$401,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the Six	For the Six
	Months ended	Months ended	Months Ended	Months Ended
	June 30, 2010	June 30. 2009	June 30, 2010	June 30. 2009

NET SALES	$19,117	$27,115	$33,160	$50,245

COST OF SALES	16,290	6,997	19,910	23,319

GROSS PROFIT	2,827	20,118	13,250	26,926

OPERATING EXPENSES
Selling	39,658	58,864	65,895	167,794
General and Administrative	1,684,132	234,160	2,528,265	552,916
Research and Development	96,535	41,036	199,524	149,126

Total Expenses	1,820,325	334,060	2,793,684	869,836

LOSS FROM OPERATIONS	(1,817,498)	(313,942)	(2,780,434)	(842,910)

OTHER INCOME (EXPENSE):
Other income - rent	-	6,300	-	12,600
Fair Value Adjustment of Derivative Liability	9,741,957	-	5,277,350	-
Amortization of Bond Discount	(36,835)	(23,659)	(99,580)	(180,713)
Finance costs paid in warrants, related party	(405,925)		(405,925)	-
Interest expense	(2,024)	(2,043)	(8,773)	(3,489)

Total Other Income (Expense)	9,297,173	(19,402)	4,763,072	(171,602)

NET INCOME (LOSS)	$7,479,675	$(333,344)	$1,982,638	$(1,014,512)

BASIC AND DILUTED LOSS PER SHARE	$0.09	$(0.01)	$0.02	$(0.02)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	86,876,596	66,870,464	83,666,796	64,647,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
Cash Flows for Operating Activities:
Net Income (Loss)	$1,982,638	$(1,014,512)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Common stock and warrants issued for services rendered	1,450,249	441,219
Finance costs paid in warrants, related party	405,925	-
Amortization of prepaid consulting fees	73,325	-
Amortization of bond discount	99,579	180,713
Vendor settlement	(4,117)	-
Amortization of intangibles	483	483
Depreciation expense	11,661	14,328
Fair value adjustment of Derivative Liability	(5,277,350)	-
Increase in deferred rent	9,591	22,840
Changes in assets and liabilities:
Decrease in accounts receivable	-	22,334
(Increase) decrease in inventories	(11,800)	5,768
(Increase) decrease in prepaid expenses	(12,595)	14,725
(Increase) in deposits	(3,815)	-
Increase(decrease) in accounts payable	(40,836)	33,200
Increase (decrease) in accrued payroll and payroll taxes	(145,586)	69,706
Increase in obligation to issue common stock and warrants	477,555	-
(Decrease) in accrued liabilities	(1,139)	(19,475)
Net Cash (Used) by Operating Activities	(986,232)	(228,671)

Cash Flows from Investing Activities:
Capital expenditures	(2,152)	-
Net Cash (Used) by Investing Activities	(2,152)	-

Cash Flow from Financing Activities:
Repayment of bank overdraft	(9,517)	-
Repayment of Loans Payable, Other	(22,005)	-
Payments of other borrowings	(3,962)	(3,283)
Proceeds from issuance of convertible debentures	-	85,100
Proceeds from sale of common stock and exercise of warrants	1,070,229	172,520
Net Cash Provided by Financing Activities	1,034,745	254,337

Increase in Cash	46,362	25,666

Cash at Beginning of Period	-	-

Cash at End of Period	$46,362	$25,666
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,220	$1,626
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2010:

During the quarter ended March 31, 2010, $15,000 of convertible debentures and $121 in accrued interest were converted into 302,425 shares of common stock. The Company issued 750,000 shares of stock in satisfaction of an obligation to issue common stock. The Company satisfied a $6,500 loan due to a related party by offsetting it against proceeds due from the related party upon exercise of warrants to purchase common stock. In addition, the Company issued 50,000 shares upon exercise of warrants at $.10 per share. The consideration given for the exercise price was a reduction of indebtedness in the form of accounts payable. The Company recorded an obligation to issue 65,000 shares of common stock in payment of finder’s fees and valued these shares at $36,400 . The Company also issued 30,000 shares of common stock valued at $14,035 in payment of finder’s fees. In addition, an obligation to issue 160,000 shares of common stock was recorded in payment of finder’s fees. This stock was valued at $129,050. The Company also issued 500,000 shares of common stock valued at $160,000 in satisfaction of an obligation to issue common stock.

During the quarter ended June 30, 2010, the Company issued 180,000 shares of common stock valued at $149,550 in satisfaction of obligations to issue common stock.

During the six months ended June 30, 2010, the Company recognized an additional derivative liability valued at $7,512,913for warrants issued in excess of its authorized shares.

Six Months ended June 30, 2009:

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

During the quarter ended June 30, 2009 the Company issued 931,048 shares of common stock to employees which included payment of accrued salaries valued at $46,553. The Company issued 500,000 shares of common stock for payment of accounts payable in the amount of $8,487 and services amounting to $46,513. The Company issued convertible debentures for $37,600 principal and recorded a discount on the debentures of $37,600.

During the quarter ended June 30, 2009, the Company issued a $15,000 Convertible note in exchange for a cash advance received in a prior period.

In June of 2009, the Company issued 800,000 shares of common stock, and warrants to purchase 800,000 shares of stock at an exercise price of $.10 per share, to a significant shareholder and former CEO as compensation for such shareholder having transferred property to third parties as inducement to make an equity investment in the Company. The total invested by these third parties was$35,000. The shares were valued at $96,000, and the warrants were valued at approximately $92,000 using the Black Scholes pricing model, with the following assumptions: volatility 227.05%, annual rate of dividends 0%, discount rate 3.1%.

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

Effective June 23, 2010, the Company’s Certificate of Incorporation, as amended, was amended to increase the number of its authorized common shares from 100,000,000 to 150,000,000.

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010, or any other period.

The Company had net income of $1,982,638 (net loss of $3,294,712 excluding the effect of the Fair Value Adjustment of Derivative Liability) and incurred a net loss of $1,014,512 for the six months ended June 30, 2010 . In addition, the Company had a working capital deficiency of $705,224 and a stockholders’ deficit of $662,145 at June 30, 2010. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital. During the first six months of 2010, the Company raised approximately $1,071,000 in net proceeds from the exercise of warrants. The Company also secured a $675,000 Line of Credit form a related party, under which no advances have been made as of August 1, 2010. There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

NOTE 2 – INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$13,807	$4,197
Finished goods	2,190	-

	$15,997	$4,197

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Furniture and fixtures	$51,617	$49,466
Equipment	85,402	85,402
Leasehold improvements	143,639	143,639

	280,658	278,507
Less accumulated depreciation and amortization	(112,978)	(101,317)

	$167,680	$177,190

Depreciation and amortization was $11,662 and $7,164 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Patent applications pending	$14,500	$14,500
Less: Accumulated amortization	(5,849)	(5,366)

	$8,651	$9,134

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the six months ended June 30, 2010 and 2009 was $483 and $483, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 5 – LOAN PAYABLE – OTHER

Included in loans payable, other at June 30, 2010 is $29,612, payable to our former CEO, Peter Vitulli. This represents compensation and expense reimbursements due him, of which $16,617 was for payroll. The loan is due on demand, and the Company is making monthly payments of $5,000, and carries interest at the rate of 7% per annum.

NOTE 6 – LONG TERM DEBT:

Long term debt consists of the following:

Installment note, bearing interest at 8.8% per annum and	June 30, 2010	December 31, 2009
due November 2011. The loan is secured by certain of the	(Unaudited)
Company's equipment	$4,791	$6,345
Less current portion	(3,320)	(3,177)

	$1,471	$3,168

Maturities of the long-term debt are as follows:

June 30,
2011	$3,320
2012	1,471

	$4,791

NOTE 7 – CONVERTIBLE DEBT

During the quarter ended March 31, 2010, $15,000 of convertible debentures and $121 in accrued interest was converted into 302,425 shares of common stock. In connection with the conversion, the Company wrote off unamortized discount of $10,625.

Amortization of the debt discount on the remaining notes was $88,954 for the six months ended June 30, 2010.

NOTE 8 - DERIVATIVE LIABILITY

The Company has reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). We valued these options and warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. The valuation resulted in a reclassification from stockholders’ equity in the six months ended June 30, 2010 of $3,048,306. For the six months ended June 30, 2010, we recognized $5,277,350 in income (non-cash) for financial statement purposes based on the change in fair value of these liabilities during the periods. As of June 30, 2010, the derivative liability has been written off and valued at zero, since the Company obtained stockholder approval to increase the total authorized common stock to 150,000,000 shares, which was effective June 23, 2010.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Investment in Private Placements:

During the six months ended June 30, 2010, we received in the aggregate $204,267 in proceeds from and satisfied $6,500 of a liability owing to Chris Maggiore, a more than 5% shareholder, in connection with the exercise of warrants, and we issued Mr. Maggiore 2,107,666 shares of our common stock. In addition, in April, 2010, we secured a $675,000 line of credit from Mr. Maggiore. As of June 30, 2010 we have not drawn against this line of credit.

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

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)). In addition, the lessor has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses. We incurred approximately $101,000 in rent expense during the first six months of 2010.

Marketing Consultant/Distributorship Agreement

In 2008, we entered into an agreement with Mr. Baer, a significant shareholder, to provide marketing services to us, in consideration for which we would pay commissions at the rate of $.50 per bottle for every bottle sold under this agreement. We paid no commissions under this Agreement. In April of 2009, we amended this agreement to grant to Changing Times Vitamins, Inc. (“CTV”), a company controlled by Mr. Baer, worldwide distribution and marketing rights to our product. This agreement called for minimum monthly sales levels and a term of two years. We recognized $54,000 in minimum distribution fees in 2009. This contract was terminated by mutual agreement in October of 2009. In exchange for the termination of this contract, CTV received cash payments of $300,000. Under the Agreement, subject to the increase in our authorized shares, we were required to issue to CTV 750,000 shares of common stock, which were valued for financial reporting purposes at $352,500. During the quarter ended March 31, 2010, prior to consummation of the increase in our authorized shares, the Company issued CTV the 750,000 shares owing to CTV in connection with the termination agreement. In connection with this transaction, Mr. Baer waived his right to exercise warrants to purchase 750,000 shares of the Company’s common stock until the number of its authorized shares is increased to at least 125,000,000. Effective June 23, 2010, the authorized shares were increased to 150,000,000, by stockholder approval.

NOTE 10 - STOCKHOLDERS’ DEFICIT

During the quarter ended March 31, 2010, the Company issued 5,587,416 shares of common stock and received proceeds of $671,729 upon the exercise of warrants. Convertible debentures in the face amount of $15,000 (plus $121 in accrued interest) were converted during the quarter ended March 31, 2010into 302,425 shares of common stock. The Company issued 215,154 shares of common stock for services , valued at $102,000. The Company also issued 95,000 shares of common stock, valued at $50,500, for finders’ fees. The Company also issued 500,000 shares of common stock, valued at $160,000, in satisfaction of an obligation to issue common stock. As noted above in Note9, the Company issued CTV 750,000 shares (valued at $352,500) owing to CTV in connection with a termination agreement. In connection with this transaction, Mr. Baer waived his right to exercise warrants to purchase 750,000 shares of the Company’s common stock until the number of its authorized shares was increased to at least 125,000,000. Effective June 23, 2010, the authorized shares were increased to 150,000,000.

During the quarter ended June 30, 2010, the Company issued 2,815,000 shares of common stock and received proceeds of$ 398,500 upon the exercise of warrants. The Company issued 126,795 shares of common stock for services, valued at $142,000. In addition, the Company issued 180,000 shares of common stock, valued at $149,550, in satisfaction of an obligation to issue common stock. The Company issued warrants to purchase 900,000 shares of common stock to consultants. These warrants have an exercise price between $.25 and $.50, and a term of 3 years. The warrants were valued at $596,852 using the Black Scholes pricing model, with the following assumptions: volatility 134.91%, annual rate of dividends 0%, discount rate 3.1%. The Company issued warrants to purchase 500,000 shares to each of its directors (who are also executive officers) as compensation for past service. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $516,050 using the Black Scholes pricing model, with the following assumptions: volatility 138.84%, annual rate of dividends 0%; discount rate 3.1%. The Company issued warrants to purchase 100,000 shares of common stock to our Chief Science Officer. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $93,347 using the Black Scholes pricing model with the following assumptions: volatility 138.84%, annual rate of dividends 0%; discount rate 3.1%. Finally, the Company issued warrants to purchase 500,000 shares of common stock to a significant shareholder, as compensation for prior loan guarantees. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $405,925 using the Black Scholes pricing model with the following assumptions: volatility 137.66%; annual rate of dividends 0%; discount rate 3.1%.

A summary of the status of the Company’s warrants is presented below.

Warrants outstanding and exercisable by price range as of June 30, 2010 and 2009 were as follows:

	June 30, 2010		June 30, 2009
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	22,723,401	0.47	20,107,373	0.27

Issued	3,030,000	0.22	800,000	0.10

Exercised	(8,402,416)	0.11	-	-

Expired	-	-	(661,375)	0.10

Outstanding, end of period	17,350,985	0.60	20,245,998	0.27

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual			Average
		Life	Exercise		Exercise
Range of	Number	in Years	Price	Number	Price

0.10	7,747,652	1.04	0.10	7,747,652	0.10
0.15	1,833,333	2.96	0.15	1,833,333	0.15
0.25	5,690,000	2.30	0.25	5,690,000	0.25
0.50	2,080,000	1.15	0.50	2,080,000	0.50

	17,350,985	1.67		17,350,985	0.20

NOTE 11- COMMITMENTS AND CONTINGENCIES

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

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)). In addition, the lessor has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses. We incurred approximately $101,000 in rent expense during the six months ended June 30, 2010.

The Company is leasing, on a month to month basis, a warehousing and bottling facility. The lease calls for monthly rent of $2,700, plus annual common area maintenance fees. Rent expense under this lease for the six months ended June 30, 2010 was approximately $18,200.

The future minimum lease payments related to the Amended and Restated Sublease, as revised in October 2009, are as follows:

Year Ending June 30,
2011	$206,941
2012	212,115
2013	217,418
2014	222,853
2015	228,425
Thereafter	1,122,071

$2,209,823

Business Services Agreement

On October 19, 2009, the Registrant and Great Northern Reserve Partners, LLC (“GNRP”) entered into a Business Services Agreement (“Agreement”), which supersedes the prior agreement between them entered into in February, 2009 (“February Agreement”).

The Company entered into the Agreement to continue the pursuit of its strategic product and business development objectives. GNRP was issued 500,000 shares of the Company’s Common Stock in connection with the Agreement, in full payment of any and all amounts owing under the February Agreement (approximately $142,000 per GNRP) and in recognition of GNRP’s contribution to the achievement of certain product testing results. In addition, GNRP will be compensated based on hours expended, sales and other payments (licensing payments, etc.) received by the Company, and the achievement of specified milestones All equity based compensation under the Agreement is subject to the Company increasing to 125,000,000 the number of its authorized common shares. As a result of reaching a specified milestone, the Company has issued warrants to purchase an additional 500,000 shares of common stock. These warrants were valued at $477,554, and the Company recorded an expense in first quarter for this milestone. An additional warrant for 500,000 shares is issuable to GNRP with an exercise price of $.25 per share upon the Company entering into a significant agreement and receiving at least $500,000 in payments from the contracting party pursuant to such agreement.

Workers’ Compensation – The Company does not carry workers’ compensation insurance, which covers on the job injury.

NOTE 12 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt – 6,922,000 shares and warrants – 17,350,985 at June 30, 2010 and convertible debt 1,900,000 and warrants – 20,245,998 at June 30, 2009) are anti-dilutive.

NOTE 13 - SUBSEQUENT EVENTS

In July and August we received cash proceeds of $67,500 upon exercise of outstanding warrants to purchase 270,000 shares of our common stock, at an exercise price of $.25..

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

Income taxes

We account for income taxes using the asset and liability method described in SFAS No. 109, "Accounting For Income Taxes," the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Results of Operations for the three months ended June 30, 2010 and 2009.

Net Sales. Net sales for the three and six months ended June 30, 2010 were $19,117 and $33,160 as compared to $27,115 and $50,245 for the comparable prior periods. These sales reflect principally revenues from the sale of our ProAlgaZyme® product. We currently market our product primarily over the Internet and by telephone. The decrease in our revenue for 2010 is due in part to our expanded focus on outside research, which has directed operating funds to research rather than to marketing.

Throughout 2009 and 2010, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme® product, contributing to a low level of net sales. Although the ProAlgaZyme® product is available for sale and we are exploring various potential marketing opportunities, we expect only limited sales revenue for the foreseeable future. We believe that our ability to generate sales of the ProAlgaZyme® product will depend upon, among other things, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising. The testing necessary to further characterize the product, identify its method of action and further substantiate its effectiveness is ongoing, and we expect completion of this testing and further identification by the end of 2010.

Cost of Sales. Cost of Sales was $16,290 and $19,910 for the three months and six months ended June 30, 2010, as compared to $6,997 and $23,319 for the comparable prior periods. Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale. Our cost of sales remains relatively stable, based on production.

Research and Development Expenses. For the three months and six months ended June 30, 2010, we incurred $96,535 and $199,524 in research and development expenses, as compared to $41,036 and $149,126 for the comparable periods in 2009. These expenses are mainly comprised of costs associated with external research. Our research and development costs increased in the second quarter due to the expansion of our research begun in the first quarter of 2009. This research was initiated to further explore ProAlgaZyme®’s potential efficacy on the management of cholesterol levels.

We recently secured a $675,000 line of credit from a significant shareholder. However, we have had difficulty in the past raising substantial funds from external sources. Therefore we may not be able to raise the additional funding that we need to complete necessary research and development activities. In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case there would be a material adverse affect on our business.

Selling and Marketing Expenses. Selling and marketing expenses were $39,658 and $65,895 for the three months and six months ended June 30, 2010, as compared to $58,864 and $167,794 for the comparable prior periods. The decrease in selling and marketing expense in 2010 was due to our increased focus on research, leaving less resources in the short term for marketing. We intend to continue to direct our in house selling efforts to existing ProAlgaZyme® users during 2010. We anticipate an increase in our marketing efforts once our research has been completed.

General and Administrative Expenses. General and administrative expense was $1,684,132 and $2,528,625 for the three months and six months ended June 30, 2010, as compared to $234,160 and $552,916 for the comparable prior period. The increase in general and administrative expense during 2010 is due primarily to an approximate $516,000 increase in compensation paid to the officers/directors (non-cash stock based compensation), and a $1,300,000 increase in fees to consultants for product and business development , of which approximately $1,200,000 was in the form of stock based compensation, a non-cash expense. We do not expect to continue to incur this level of compensation to consultants through the remainder of the year.

Fair Value Adjustment of Derivative Liability. Due to our issuing warrants at a time when we lacked sufficient authorized shares, we have reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). We valued these warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. The valuation resulted in a reclassification from stockholders’ equity of $3,048,306 during the six months ended June 30, 2010. For the six months ended June 30, 2010, we recognized $5,277,350 in income for financial statement purposes based on the change in fair value of these liabilities during the periods. As of June 30, 2010, the derivative liability has been valued at zero, since we obtained stockholder approval to increase the total authorized common stock to 150,000,000 shares, which was effective June 23, 2010.

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

We have had limited revenue ($33,160 for the six months ended June 30, 2010) and have incurred significant net losses since inception. We expect only limited sales revenue for the foreseeable future. Further, we have incurred recurring negative cash flow from operations.

As of August 3, 2010, we had a cash balance of approximately $11,000. We had a working capital deficiency of $705,224 and a stockholders’ deficit of $662,145 as of June 30, 2010. Our working capital deficiency decreased $2,974,841, from $3,680,065 at December 31, 2009 to $705,224 at June 30, 2010. This decrease was due primarily to an approximate $2.2 million decrease in derivative liability (non-cash) (arising from the increase in our authorized common shares) and an approximate $636,000 decrease in our obligation to issue common stock. Although we recently raised a limited amount of capital and have secured a $675,000 line of credit, on which we have not yet drawn, we have in the past had difficulty in raising capital from external sources. These factors raise substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2010, our operating activities used $986,232 in cash, an increase of $757,561 from the comparable prior period. The approximate $758,000 increase in cash used by operating activities was primarily attributable to an approximate $5.3 million decrease in the Fair Value Adjustment of Derivative Liability (a non cash item of income) and an approximate $216,000 change (decrease) in accrued payroll and payroll taxes, partially offset by an approximate $3 million increase in net income, an approximate $1.4 million increase in stock based expense (non-cash) and an approximate $478,000 increase in obligation to issue common stock (a non-cash item of expense )..

Our financing activities generated $1,034,745, a $780,000 increase from the comparable prior period. The increase in cash provided by financing activities was due primarily to a $815,000 increase in proceeds from sales of securities.

We estimate that we will require approximately $1,250,000 in cash over the next 12 months in order to fund basic operations. An additional $1,500,000 is needed to complete our animal and human clinical research in the areas of both cholesterol and inflammation. Based on these cash requirements, we have an immediate and urgent need for additional funding. For the foreseeable future, we do not expect that sales revenues will be sufficient to fund our cash requirements. Historically, we have had difficulty raising funds from external sources. We have recently raised capital from exercise of outstanding warrants and drawing on the line of credit we have with a related party.. If we are not able to raise additional funds in the immediate future it is unlikely that we will be able to continue as a going concern, in which case you will suffer a total loss of your investment in our company.

In addition, we have only limited product liability insurance. If a product claim were successfully made against us, there could be a material adverse effect on our financial condition given our liquidity and cash limitations.

Significant elements of income or loss not arising from our continuing operations

Except as set forth below, we do not expect to experience any significant elements of income or loss other than those arising from our continuing operation. For the six months ended June 30, 2010, we recognized $5,277,350 in income for financial statement purposes (non-cash) based on the change in fair value of derivative liabilities as of June 30, 2010. See the section above captioned Fair Value Adjustment of Derivative Liability for further information.

Seasonality

Our product is directed to the improvement of the health of our consumers, and we do not expect that operating results will be affected materially by seasonal factors. In addition, ProAlgaZyme® is cultivated in a climate-controlled laboratory environment, not subject to seasonal growing effects or influences

Staffing

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, the Company issued 2,815,000 shares of common stock and received proceeds of $398,500 upon the exercise of warrants. The Company issued 126,795 shares of common stock for services, valued at $142,000. In addition, the Company issued 180,000 shares of common stock, valued at $149,550, in satisfaction of an obligation to issue common stock. The Company issued warrants to purchase 900,000 shares of common stock to consultants. These warrants have an exercise price between $.25 and $.50, and a term of 3 years. The warrants were valued at $596,852 using the Black Scholes pricing model, with the following assumptions: volatility 134.91%, annual rate of dividends 0%, discount rate 3.1%. The Company issued warrants to purchase 500,000 shares each to the Board of Directors as compensation for past service. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $516,050 using the Black Scholes pricing model, with the following assumptions: volatility 138.84%, annual rate of dividends 0%; discount rate 3.1%. The Company issued warrants to purchase 100,000 shares of common stock to our Chief Science Officer. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $93,347 using the Black Scholes pricing model with the following assumptions: volatility 138.84%, annual rate of dividends 0%; discount rate 3.1%. Finally, the Company issued warrants to purchase 500,000 shares of common stock to a significant shareholder, as compensation for prior loan guarantees. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $405,925 using the Black Scholes pricing model.

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

Item 6. Exhibits

LIST OF EXHIBITS
Exhibit Number	Description

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.2	Amended and Restated By-laws of the Company	(2)
10.1	Indemnity Agreement between the Registrant and Howard R. Baer, dated May 11, 2010	(2)
10.2	Warrant Agreement issued to Howard R. Baer, pursuant to Indemnity Agreement	(2)
10.3*	Line of Credit Agreement between the Registrant and Chris Maggiore, dated April 24, 2010
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 3.1 to the Registrants Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

(2)

Filed as the same Exhibit number to the Registrant’s Form 10Q filed with the Commission on May 17, 2010 and incorporated herein by this reference.

*furnished herewith (all other exhibits are deemed filed).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: August 12, 2010

By: /s/ Janet Crance

Chief Administrative Officer

Date: August 12, 2010

By: /s/ Janet Crance

Principal Accounting Officer

LIST OF EXHIBITS
Exhibit Number	Description

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.2	Amended and Restated By-laws of the Company	(2)
10.1	Indemnity Agreement between the Registrant and Howard R. Baer, dated May 11, 2010	(2)
10.2	Warrant Agreement issued to Howard R. Baer, pursuant to Indemnity Agreement	(2)
10.3*	Line of Credit Agreement between the Registrant and Chris Maggiore, dated April 24, 2010
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 3.1 to the Registrants Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

(2)

Filed as the same Exhibit number to the Registrant’s Form 10Q filed with the Commission on May 17, 2010 and incorporated herein by this reference.

*furnished herewith (all other exhibits are deemed filed).