Form 10-Q
period 2010-09-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2010-11-15
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 90,765,026 shares of common stock, $0.001 par value, outstanding at November 12, 2010.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Inventories	$14,193	$4,197
Prepaid Expenses	17,645	90,607
Total Current Assets	31,838	94,804

PROPERTY AND EQUIPMENT, NET	154,154	177,190

OTHER ASSETS:
Definite-life intangible Assets, net	8,409	9,134
Deposits	124,482	120,667
Total Other Assets	132,891	129,801
	$318,883	$401,795
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Cash Overdraft	$2,411	$9,517
Accounts Payable	482,914	541,857
Loan Payable, other	15,046	58,117
Obligation to issue common stock and warrants	75,000	636,262
Convertible Debenture Payable, less Discount of $36,895 and
$15,229 at September 30, 2010 and December 31, 2009	159,015	84,771
Derivative liability	-	2,229,044
Current portion, long term debt	3,393	5,585
Accrued Payroll	23,914	39,262
Accrued Payroll Taxes	8,084	144,130
Accrued Liabilities	22,508	26,324
Total Current Liabilities	792,285	3,774,869

LONG TERM LIABILITIES:
Notes payable, less current portion	595	3,168
Loan payable, related party	166,824	-
Convertible Debenture Payable, less Discount of $83,296
and $114,831 at September 30, 2010 and December 31, 2009	71,804	251,269
Deferred rent expense	169,838	158,091
Total Long term Liabilities	409,061	412,528

COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	1,201,346	4,187,397

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 150,000,000 shares
and 100,000,000 shares authorized at September 30, 2010 and
December 31, 2009; 90,301,870 and 78,636,332 shares
issued and outstanding at September 30, 2010 and
December 31, 2009	90,302	78,636
Additional Paid-In Capital	17,041,401	15,543,488
Accumulated deficit	(18,014,166)	(19,407,726)
Total Stockholders' Deficit	(882,463)	(3,785,602)
	$318,883	$401,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the Nine	For the Nine
	Months ended	Months ended	Months ended	Months ended
	September 30, 2010	September 30. 2009	September 30, 2010	September 30. 2009

NET SALES AND DISTRIBUTION FEES	$19,291	$27,000	$52,451	$77,245

COST OF SALES	15,433	978	35,343	24,297

GROSS PROFIT	3,858	26,022	17,108	52,948

OPERATING EXPENSES
Selling	29,295	44,373	95,190	212,167
General and Administrative	432,849	224,840	2,961,114	777,756
Contract Termination Fee		652,500		652,500
Research and Development	94,529	86,908	294,053	236,034

Total Expenses	556,673	1,008,621	3,350,357	1,878,457

LOSS FROM OPERATIONS	(552,815)	(982,599)	(3,333,249)	(1,825,509)

OTHER INCOME (EXPENSE):
Other income - rent		6,300		18,900
Fair Value Adjustment of
Derivative Liability		(73,957)	5,277,350	(73,957)
Amortization of Bond Discount	(32,483)	(30,090)	(132,063)	(210,803)
Finance costs paid in stocks and warrants			(405,925)	-
Interest expense	(3,780)	(1,759)	(12,553)	(5,248)

Total Other Income (Expense)	(36,263)	(99,506)	4,726,809	(271,108)

NET INCOME (LOSS)	$(589,078)	$(1,082,105)	$1,393,560	$(2,096,617)

INCOME (LOSS) PER COMMON SHARE
BASIC	$(0.01)	$(0.01)	$0.02	$(0.03)

DILUTED	$(0.01)	$(0.01)	$0.01	$(0.03)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	89,607,271	72,813,951	89,243,185	67,418,759

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	89,607,271	72,813,951	116,925,215	67,418,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Cash Flows for Operating Activities:
Net Income (Loss)	$1,393,560	$(2,096,617)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock and warrants issued for services rendered	1,608,792	473,429
Warrants issued in payment of finance costs , related party	405,925
Vendor settlements	(4,117)
Amortization of prepaid consulting fees	73,325	12,000
Amortization of bond discount	132,063	210,803
Amortization of intangibles	725	725
Depreciation expense	25,187	22,396
Fair value adjustment of Derivative Liability	(5,277,350)	73,957
Increase in deferred rent	11,747	34,260
Changes in assets and liabilities:
(Increase) decrease in accounts receivable		41,588
(Increase) decrease in inventories	(9,996)	5,768
(Increase) decrease in prepaid expenses	(363)	(13,971)
(Increase) decrease in deposits	(3,815)
Increase (decrease) in accounts payable	(49,826)	(15,092)
Increase (decrease) in payroll and payroll taxes	(151,273)	62,436
Increase (decrease) in obligation to issue common stock	552,555	373,000
Increase (decrease) in accrued liabilities	(800)	716
Net Cash (Used) by Operating Activities	(1,293,961)	(814,602)

Cash Flows from Investing Activities:
Capital expenditures	(2,151)	(14,387)
Net Cash (Used) by Investing Activities	(2,151)	(14,387)

Cash Flow from Financing Activities:
Cash overdraft	(7,106)	12,747
Proceeds from obligations to issue common stock		10,000
Proceeds from Loan payable, related party	166,824	-
Repayment of Loans Payable, Other	(36,571)	-
Payments of other borrowings	(4,765)	(4,981)
Proceeds from issuance of convertible debentures	-	105,100
Proceeds from sale of common stock and exercise of warrants	1,177,730	825,020
Net Cash Provided by Financing Activities	1,296,112	947,886

Increase (Decrease) in Cash	-	118,897

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$118,897
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,780	$1,759
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2010:

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

During the quarter ended June 30, 2010, the Company issued 180,000 shares of common stock valued at $149,550 in satisfaction of obligations to issue common stock.  Additionally, the Company recognized an additional derivative liability valued at $3,048,306 for warrants issued in excess of its authorized shares for the six months ended June 30, 2010.

During the quarter ended September 30, 2010, $100,000 of convertible debentures and $3,016 in accrued interest were converted into 206,033 shares of common stock.

Nine Months Ended September 30, 2009:

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

During the third quarter of 2009, the Company recognized a derivative liability for warrants issued in excess of our authorized shares, valued at $2,361,233.  None of these warrants were exercisable until the number of our authorized shares was increased to at least 125,000,000.  The original issuance liability was calculated using the Black Scholes pricing model, with the following assumptions:  volatility from 133.87% to 218.85%, annual rate of dividends 0%, discount rate 3.1%.  The Company issued 167,273 shares of common stock to an employee upon exercise of cashless warrants.  The Company issued convertible debentures for $20,000 principal and recorded a discount on the debentures of $20,000.

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010, or any other period.

The Company incurred a net loss of $589,078 and had net income of $1,393,560 (net loss of $589,078 and $3,883,790 excluding the effect of the Fair Value Adjustment of Derivative Liability) during the three and nine months ended September 30, 2010, respectively. In addition, the Company had a working capital deficiency of $760,447 and a stockholders’ deficit of $882,463 at September 30, 2010. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital. During the first nine months of 2010, the Company raised approximately $1,178,000 in net proceeds from the exercise of warrants. The Company also secured a $675,000 Line of Credit from a related party, under which advances of $166,824 (inclusive of interest) have been made as of September 30, 2010. There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

NOTE 2 – INVENTORIES

Inventories at September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Raw materials	$12,003	$4,197
Finished goods	2,190	-

	$14,193	$4,197

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Furniture and fixtures	$51,617	$49,466
Equipment	85,402	85,402
Leasehold improvements	143,639	143,639

	280,658	278,507
Less accumulated depreciation and amortization	(126,504)	(101,317)

	$154,154	$177,190

Depreciation and amortization was $25,187 and $22,396 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Patent applications pending	$14,502	$14,502
Less: Accumulated amortization	(6,093)	(5,368)

	$8,409	$9,134

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the nine months ended September 30, 2010 and 2009 was $725 and $725, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 5 – LOAN PAYABLE – OTHER

Included in loans payable - other at September 30, 2010 is $15,046, payable to our former CEO, Peter Vitulli which represents compensation and expense reimbursements due him. The loan is due on demand, and the Company is making monthly payments of $5,000 with interest at the rate of 7% per annum.

NOTE 6 – LOAN PAYABLE – RELATED PARTY

In April of 2010 the Company entered into a line of credit agreement with a significant shareholder.  Under the terms of this line of credit agreement, the shareholder agrees to advance, upon request, a maximum of $675,000 as needed.   The advances are to be repaid on or before April 24, 2012 with interest accrued at the rate of 7% annually.  As of September 30, 2010 we had received $165,171 in advances against this line of credit, and accrued interest of $1,653.

NOTE 7 – LONG TERM DEBT:

Long term debt consists of the following:

Installment note, bearing interest at 8.8% per annum and	September 30, 2010	December 31, 2009
due November 2011. The loan is secured by certain of the	(Unaudited)
Company's equipment	$3,988	$8,753
Less current portion	(3,393)	(5,585)

	$595	$3,168
Maturities of the long-term debt are as follows:

September 30, 2011	$3,393
November 30, 2011	595
	$3,988

NOTE 8 – CONVERTIBLE DEBT

During the quarter ended March 31, 2010, $15,000 of convertible debentures and $121 in accrued interest was converted into 302,425 shares of common stock. In connection with the conversion, the Company wrote off unamortized discount of $10,625.  During the quarter ended September 30, 2010, $100,000 of convertible debentures and $3,016 in accrued interest was converted into 206,032 shares of common stock.

Amortization of the debt discount on the remaining notes was $121,438 for the nine months ended September 30, 2010.

Convertible debt consists of the following:
	September 30, 2010	December 31, 2009
	(Unaudited)

Convertible notes payable, net of unamortized discount
of $120,191 and $130,060 respectively	$230,819	$336,040

Less: Current portion	159,015	84771

Long term portion	$71,804	$251,269

These notes bear interest at 1% per annum and are due at various dates from January 2, 2011 through November 9, 2012.

NOTE 9- DERIVATIVE LIABILITY

The Company reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). We valued these options and warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. The valuation resulted in a reclassification from stockholders’ equity in the six months ended June 30, 2010 of $3,048,306. For the nine months ended September 30, 2010, we recognized $5,277,350 in income (non-cash) for financial statement purposes based on the change in fair value of these liabilities during the periods. As of September 30, 2010, the derivative liability has been written off and valued at zero, since the Company obtained stockholder approval to increase the total authorized common stock to 150,000,000 shares, which was effective June 23, 2010.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Investment in Private Placements:

During the nine months ended September 30, 2010, we received in the aggregate $204,267 in proceeds from and satisfied $6,500 of a liability owing to Chris Maggiore, a more than 5% shareholder, in connection with the exercise of warrants, and we issued Mr. Maggiore 2,107,666 shares of our common stock. In addition, in April, 2010, we obtained a $675,000 line of credit from Mr. Maggiore (See Note 6). As of September 30, 2010, $165,171 has been drawn against this line of credit and $1,653 in interest has been accrued.

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

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)). In addition, the lessor has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses. We incurred approximately $147,000 in rent expense for the nine months ended September 30, 2010.

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

Board of Directors fees

In August of 2010 the Company issued warrants to purchase 200,00 shares of stock to a board member.  These warrants have an exercise price of $.225 and a term of 3 years.  The warrants were valued at $82,343 using the Black Scholes pricing model with the following assumptions:  volatility 130.77%; annual rate of dividends 0%; discount rate 3.1%.

NOTE 11 – LICENSE AGREEMENT

On September 2, 2010, the Company entered into a multi-year exclusive worldwide License Agreement (“Agreement”) for its ProAlgaZyme ® product (“Product”) with the international distributor of health and nutritional products, Zus Health, LLC (“Zus”). Under the terms of the Agreement, Zus has the exclusive right to distribute the Product to customers and distributors worldwide, excluding pharmaceutical applications and food, supplement and medicinal ingredient applications outside of multi-level, network or affiliate marketing (“MLM”).  The Company reserved the right to market and sell isolates and natural and synthetic derivatives of the Product in pharmaceutical applications, as well as ingredient applications outside of MLM.  The Agreement prohibits the Company from selling ProAlgaZyme for the benefit of customers and distributors worldwide, other than for pharmaceutical and ingredient applications. The Company is also prohibited from selling any product in the MLM market.  There was originally a thirty day due diligence period during which Zus was to determine whether it intended to move forward and the Company was to determine whether it could meet Zus’ anticipated production requirements. This due diligence period was extended thru November 2010. Effective November 9, 2010, Zus and the Company completed their due diligence review and are proceeding according to the terms of the Agreement.     .   Accordingly, the Company has received a payment of $255,000, as provided in the Agreement, for the exclusive distribution rights through December 31, 2010.  Our receipt of minimum payments under the Zus Agreement is subject to among other conditions our product meeting the FDA’s GRAS standard, which it does not currently meet. The Agreement remains in effect until the expiration of the last patent with respect to the Product, subject to earlier termination as provided in the Agreement.  The Agreement is filed as an Exhibit to this quarterly report on Form 10Q.

NOTE 12 - STOCKHOLDERS’ DEFICIT

During the quarter ended March 31, 2010, the Company issued 5,587,416 shares of common stock and received proceeds of $671,729 upon the exercise of warrants. Convertible debentures in the face amount of $15,000 (plus $121 in accrued interest) were converted during the quarter ended March 31, 2010,  into 302,425 shares of common stock. The Company issued 215,154 shares of common stock for services  valued  at $102,000. The Company also issued 95,000 shares of common stock, valued at $50,500, for finders’ fees. The Company also issued 500,000 shares of common stock, valued at $160,000, in satisfaction of an obligation to issue common stock. As noted above in Note 9, the Company issued CTV 750,000 shares (valued at $352,500) owing to CTV in connection with a termination agreement. In connection with this transaction, Mr. Baer waived his right to exercise warrants to purchase 750,000 shares of the Company’s common stock until the number of its authorized shares was increased to at least 125,000,000. Effective June 23, 2010, the authorized shares were increased to 150,000,000.

During the quarter ended June 30, 2010, the Company issued 2,815,000 shares of common stock and received proceeds of $398,500 upon the exercise of warrants. The Company issued 126,795 shares of common stock for services, valued at $142,000. In addition, the Company issued 180,000 shares of common stock, valued at $149,550, in satisfaction of an obligation to issue common stock. The Company issued warrants to purchase 800,000 shares of common stock to consultants. These warrants have an exercise price between $.25 and $.50, and a term of 3 years. The warrants were valued at $596,852 using the Black Scholes pricing model, with the following assumptions: volatility 134.91%, annual rate of dividends 0%, discount rate 3.1%. The Company issued warrants to purchase 500,000 shares to each of its two directors (who are also executive officers) as compensation for past service. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $516,050 using the Black Scholes pricing model, with the following assumptions: volatility 138.84%, annual rate of dividends 0%; discount rate 3.1%. The Company issued warrants to purchase 100,000 shares of common stock to its Chief Science Officer. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $93,347 using the Black Scholes pricing model with the following assumptions: volatility 138.84%, annual rate of dividends 0%; discount rate 3.1%. Finally, the Company issued warrants to purchase 500,000 shares of common stock to a significant shareholder as compensation for prior loan guarantees. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $405,925 using the Black Scholes pricing model with the following assumptions: volatility 137.66%; annual rate of dividends 0%; discount rate 3.1%.

During the quarter ended September 30, 2010, the Company issued 707,716 shares of common stock and received proceeds of $107,500 upon the exercise of warrants.  The Company issued 180,000 shares of common stock for services, valued at $75,900.  In addition, the Company issued 206,032 shares of common stock in satisfaction of the conversion of $100,000 of convertible notes and accrued interest of $3,016, and issued warrants for 200,00 shares of stock to a board member.  These warrants have an exercise price of $.225 and a term of 3 years.  The warrants were valued at $82,343 using the Black Scholes pricing model with the following assumptions:  volatility 130.77%; annual rate of dividends 0%; discount rate 3.1%.

A summary of the status of the Company’s warrants is presented below.

Warrants outstanding and exercisable by price range as of September 30, 2010 and 2009 were as follows:

	September 30, 2010		September 30, 2009
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	22,723,401	$0.47	20,107,373	$0.27

Issued	3,230,000	0.22	6,500,000	0.52

Exercised	(9,112,416)	0.11	(4,617,273)	0.10

Expired	-	-	(764,798)	0.10

Outstanding, end of period	16,840,985	$0.20	21,225,302	$0.39

Warrants outstanding and exercisable by price range as of September 30, 2010 were as follows:

	Outstanding Warrants			Exercisable Warrants

		Average
		Weighted
		Remaining			Weighted
		Contractual			Average
		Life	Exercise		Exercise
Range of	Number	in Years	Price	Number	Price

0.10	7,237,652	0.82	0.10	7,237,652	0.10
0.15	1,833,333	2.96	0.15	1,833,333	0.15
0.23	200,000	3.00	0.23	200,000	0.15
0.25	5,490,000	2.06	0.25	5,490,000	0.25
0.50	2,080,000	1.15	0.50	2,080,000	0.50

	16,840,985	1.49		16,840,985	$0.20

NOTE 13- COMMITMENTS AND CONTINGENCIES

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

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes currently $1,480 per month).  In addition, the lessor has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses. We incurred approximately $147,000 in rent expense during the nine months ended September 30, 2010.

The Company is leasing, on a month to month basis, a warehousing and bottling facility. The lease calls for monthly rent of $2,700, plus annual common area maintenance fees. Rent expense under this lease for the nine months ended September 30, 2010 was approximately $18,200.

The future minimum lease payments related to the Amended and Restated Sublease, as revised in October 2009, are as follows:

Year Ending September 30,
2011	$208,224
2012	213,432
2013	218,772
2014	224,238
2015	229,842
Thereafter	1,063,906

$2,158,414

Business Services Agreement

On October 19, 2009, the Company and Great Northern Reserve Partners, LLC (“GNRP”) entered into a Business Services Agreement (“Agreement”), which supersedes the prior agreement between them entered into in February, 2009 (“February Agreement”).

The Company entered into the Agreement to continue the pursuit of its strategic product and business development objectives. GNRP was issued 500,000 shares of the Company’s Common Stock in connection with the Agreement, in full payment of any and all amounts owing under the February Agreement (approximately $142,000 per GNRP) and in recognition of GNRP’s contribution to the achievement of certain product testing results. In addition, GNRP will be compensated based on hours expended, sales and other payments (licensing payments, etc.) received by the Company, and the achievement of specified milestones All equity based compensation under the Agreement was subject to the Company increasing to 125,000,000 the number of its authorized common shares, which occurred in June, 2010.  As a result of reaching a specified milestone, the Company has issued warrants to purchase an additional 500,000 shares of common stock. These warrants were valued at $477,554, and the Company recorded an expense in first quarter of 2010 for this milestone. An additional warrant for 500,000 shares is issuable to GNRP with an exercise price of $.25 per share upon the Company entering into a significant agreement and receiving at least $500,000 in payments from the contracting party pursuant to such agreement.

Workers’ Compensation – The Company does not carry workers’ compensation insurance, which covers on the job injury.

NOTE 14 – INCOME (LOSS) PER SHARE

Income (Loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share, for the periods in which the Company sustained a net loss, is the same as basic loss per share, as the effect of potentially dilutive securities (at September 30, 2010 - convertible debt – 6,622,000 shares and warrants – 16,840,985 shares and at September 30, 2009, convertible debt  - 6,482,000 and warrants – 21,225,302 shares ) are anti-dilutive. For the nine months ended September 30, 2010, the period in which the Company reported net income, the Company has disclosed both diluted and basic income per share.

NOTE 15 - SUBSEQUENT EVENTS

In October 2010, the Company issued  a newly appointed director a warrant to purchase 200,000 shares of common stock as compensation for serving on the Board of Directors. The warrant has an exercise price of $.225 per share and a term of three years.

Additionally, in October, 2010, the Company received notification of patent issuance regarding its proprietary algal extract ProAlgaZyme®.

The due diligence review period under the Company’s agreement with Zus Health LLC (see Note 11) had been extended thru November 2010. Effective November 9, 2010, Zus and the Company completed their due diligence review and are proceeding according to the terms of the Agreement.  Accordingly, the Company has received a payment of $255,000, as provided in the Agreement, for the exclusive distribution rights through December 31, 2010.

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

Results of Operations for the three months ended September 30, 2010 and 2009.

Net Sales. Net sales for the three and nine months ended September 30, 2010 were $19,291 and $52,451 as compared to $0 and $23,245 for the comparable prior periods. These sales reflect principally revenues from the sale of our ProAlgaZyme® product. The increase in our revenue for 2010 is due to the cancellation of the exclusive distribution agreement in place for a portion of 2009, resulting in sales being handled in-house. In addition, the Company recognized $27,000 and $54,000 for the three and nine months ended September 30, 2009, in guaranteed minimum payments under this exclusive distribution contract which was terminated on October 1, 2009.  Effective January, 2011, subject to our ProAlgaZyme product meeting the FDA’s GRAS standard, we will receive guaranteed minimum monthly payments under the terms of an exclusive, worldwide distribution agreement,  a copy of which is filed as an Exhibit to this report.

Throughout 2009 and 2010, we have been adversely impacted by a shortage of funds which has severely impeded our ability to market and test our ProAlgaZyme® product, contributing to a low level of net sales. In addition to the license agreement with Zus Health, LLC (discussed in Note Eleven to the financial statements included in this Report), we are exploring additional potential marketing opportunities. Until we are eligible to receive further payments under the Zus Agreement, we expect only limited sales revenue. Our receipt of minimum payments under the Zus Agreement is subject to among other conditions our product meeting the FDA’s GRAS standard. See Footnote 11 to the September 30, 2010 financial statements included with this report.  We believe that our ability to generate further sales of the ProAlgaZyme® product will depend upon, among other things, further characterization of the product, our product meeting the FDA’s GRAS standard, which it does not currently meet, identification of product’s method of action and further evidence of its efficacy, as well as advertising. The testing necessary to further characterize the product, identify its method of action and further substantiate its effectiveness is ongoing, our researchers have advised us that we should expect completion of this testing and further identification by the end of 2010.

Cost of Sales. Cost of Sales was $15,433 and $35,343 for the three months and nine months ended September 30, 2010, as compared to $978 and $24,297 for the comparable prior periods. Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale. Our cost of sales remains relatively stable, based on production.

Research and Development Expenses. For the three months and nine months ended September 30, 2010, we incurred $94,529 and $294,053 in research and development expenses, as compared to $86,908 and $236,034 for the comparable periods in 2009. These expenses are mainly comprised of costs associated with external research. Our research and development costs increased in the third quarter due to the expansion of our research begun in the first quarter of 2009. This research was initiated to further explore ProAlgaZyme®’s potential efficacy on the management of cholesterol levels.

Although we recently secured a $675,000 line of credit from a significant shareholder, of which approximately $166,000 has been advanced, we have had difficulty in the past raising substantial funds from external sources. We have also from time to time encountered resistance from the line of credit lender to making further advances to us.  Therefore we may not be able to raise the additional funding that we need to complete necessary research and development activities. In the event that we are not able to secure sufficient funding to meet our research needs, we will be unable to pursue necessary research activities, in which case there would be a material adverse affect on our business.

Selling and Marketing Expenses. Selling and marketing expenses were $29,295 and $95,190 for the three months and nine months ended September 30, 2010, as compared to $44,373 and $212,167 for the comparable prior periods. The decrease in selling and marketing expense in 2010 was due to our increased focus on research, leaving less resources in the short term for marketing. We anticipate an increase in our marketing efforts once our research has been completed.

General and Administrative Expenses. General and administrative expense was $432,849 and $2,961,114 for the three months and nine months ended September 30, 2010, as compared to $224,840 and $777,756 for the comparable prior period. The increase in general and administrative expense during 2010 is due primarily to an approximate $51,000 increase in investor relations (due to the press conference in June, 2010), an approximate $598,000 increase in compensation paid to the officers and directors (non-cash stock based compensation), an approximate $34,000 increase in fees and costs due to our proxy vote in June, and a $1,500,000 increase in fees to consultants for product and business development, of which approximately $1,200,000 was in the form of stock based compensation, a non-cash expense. We do not expect to continue to incur this level of compensation to consultants through the remainder of the year.

Fair Value Adjustment of Derivative Liability. Due to our issuing warrants at a time when we lacked sufficient authorized shares, we had reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). We valued these warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. The valuation resulted in a reclassification from stockholders’ equity of $3,048,306 during the nine months ended September 30, 2010. For the nine months ended September 30, 2010, we recognized $5,277,350 in income for financial statement purposes based on the change in fair value of these liabilities during the periods.  As of September 30, 2010, the derivative liability has been valued at zero, since we obtained stockholder approval to increase the total authorized common stock to 150,000,000 shares, which was effective June 23, 2010.

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

We have had limited revenue ($52,451 for the nine months ended September 30, 2010) and have incurred significant net losses since inception. We expect only limited sales revenue for the foreseeable future. Further, we have incurred recurring negative cash flow from operations.

As of November 9, 2010, we had a cash balance of approximately $200,000. We had a working capital deficiency of $760,447 and a stockholders’ deficit of $882,463 as of September 30, 2010. Our working capital deficiency decreased $2,919,618, from $3,680,065 at December 31, 2009 to $760,447 at September 30, 2010. This decrease was due primarily to an approximate $2.2 million decrease in derivative liability (non-cash) (arising from the increase in our authorized common shares) and an approximate $575,000 decrease in our obligation to issue common stock. Although we recently raised a limited amount of capital and have secured a $675,000 line of credit, we have in the past had difficulty in raising capital from external sources. These factors raise substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 2010, our operating activities used $1,293,961 in cash, an increase of $479,359 from the comparable prior period. The approximate $480,000 increase in cash used by operating activities was primarily attributable to an approximate $5.4 million decrease in the Fair Value Adjustment of Derivative Liability (a non cash item of income) and an approximate $213,000 change (decrease) in accrued payroll and payroll taxes, partially offset by an approximate $3.5 million increase in net income, an approximate $1.5 million increase in stock based expense (non-cash) and an approximate $180,000 increase in obligation to issue common stock (a non-cash item of expense ).

Our financing activities generated $1,296,112, a $348,226 increase from the comparable prior period. The increase in cash provided by financing activities was due primarily to an approximate $415,000 increase in proceeds from sales of securities, partially offset by $37,000 in loan repayments.

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

Significant elements of income or loss not arising from our continuing operations

Except as set forth below, we do not expect to experience any significant elements of income or loss other than those arising from our continuing operation. For the nine months ended September 30, 2010, we recognized $1,393,560 in income for financial statement purposes (non-cash) based on the change in fair value of derivative liabilities as of September 30, 2010. See the section above captioned Fair Value Adjustment of Derivative Liability for further information.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2010, the Company issued 707,716 shares of common stock at an average exercise price of $.15, and received proceeds of $107,500 upon the exercise of warrants.  The Company issued 180,000 shares of common stock for services, valued at $75,900, and warrants to purchase 200,000 shares of common stock to a board member, valued at $82,343.  In addition, the Company issued 206,032 shares of common stock in satisfaction of the conversion of $100,000 of convertible notes and accrued interest of $3,016.

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

Item 6. Exhibits

LIST OF EXHIBITS
Exhibit Number	Description

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.2	Amended and Restated By-laws of the Company	(2)
10.1	Indemnity Agreement between the Registrant and Howard R. Baer, dated May 11, 2010	(2)
10.2	Warrant Agreement issued to Howard R. Baer, pursuant to Indemnity Agreement	(2)
10.3	Line of Credit Agreement between the Registrant and Chris Maggiore, dated April 24, 2010	(3)
10.4	License Agreement between the Registrant and Zus Health, LLC
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 3.1 to the Registrants Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

(2)

Filed as the same Exhibit number to the Registrant’s Form 10Q filed with the Commission on May 17, 2010 and incorporated herein by this reference.

(3)

Filed as the same Exhibit number to the Registrant’s Form 10Q filed with the Commission on August 12, 2010 and incorporated herein by this reference.

*furnished herewith (all other exhibits are deemed filed).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: November 12, 2010

By: /s/ Janet Crance

Chief Administrative Officer

Date: November 12, 2010

By: /s/ Janet Crance

Chief Accounting Officer

LIST OF EXHIBITS
Exhibit Number	Description

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.2	Amended and Restated By-laws of the Company	(2)
10.1	Indemnity Agreement between the Registrant and Howard R. Baer, dated May 11, 2010	(2)
10.2	Warrant Agreement issued to Howard R. Baer, pursuant to Indemnity Agreement	(2)
10.3	Line of Credit Agreement between the Registrant and Chris Maggiore, dated April 24, 2010	(3)
10.4	License Agreement between the Registrant and Zus Health, LLC
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 3.1 to the Registrants Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

(2)

Filed as the same Exhibit number to the Registrant’s Form 10Q filed with the Commission on May 17, 2010 and incorporated herein by this reference.

(3)

Filed as the same Exhibit number to the Registrant’s Form 10Q filed with the Commission on August 12, 2010 and incorporated herein by this reference.

*furnished herewith (all other exhibits are deemed filed).