Form 10-Q/A
period 2010-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2011-03-18
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

AMENDMENT  No. 1

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

Health Enhancement Products, Inc.

Form 10-Q/A

June 30, 2010

Explanatory Note

Overview

The Company is filing this Amendment No. 1 to Form 10Q for the quarterly period ended June 30, 2010 to amend and restate financial statements and other financial information for the three month period ended June 30, 2010, as follows:

1.

For the quarter ended June 30, 2010, the Company is reclassifying approximately $7.5 million from “Other Income - Fair Value Adjustment of Derivative Liability” (a non cash item of income) to Additional Paid-In Capital (a component of Stockholders’ Deficit).

Specific amendment:

The Company has amended its financial statements for the quarter ended June 30, 2010 to reclassify approximately $7.5 million from “Other Income - Fair Value Adjustment of Derivative Liability” (a non cash item of income) to Additional Paid-In Capital (a component of Stockholders’ Deficit).  This reclassification represents as of June 23, 2010 the value of the derivative liability which was misclassified as “Other Income - Fair Value Adjustment of Derivative Liability” (a non cash item of income).  As a result of this reclassification, “Other Income - Fair Value Adjustment of Derivative Liability” (a non cash item of income) decreased approximately 7.5M (from approximately $9.7 million to $2.2 million)

In light of this restatement, our previously filed financial statements and other financial information for the quarterly period ended June 30, 2010 should no longer be relied upon.

Amendments to this Quarterly Report on Form 10A

For convenience, this amended quarterly Report on Form 10-Q/A sets forth the original filing, as amended where necessary to reflect the restatement.

The following table shows the differences between the original 10Q and this Amended 10Q:

Health Enhancement Products, Inc.	June 30, 2010
	Per 10Q	As Amended	Change
ASSETS

CURRENT ASSETS

Total Current Assets	$92,237	$92,237	$-
Property and Equipment, Net	167,680	167,680	-
Total Other Assets	133,133	133,133	-

Total Assets	$393,050	$393,050	$-

LIABILITIES

Total Current Liabilities	$797,461	$797,461	$-
Total Long Term Liabilities	257,734	257,734	-

Total Liabilities	1,055,195	1,055,195	-

STOCKHOLDERS' DEFICIT

Common stock	89,208	89,208	-
Additional paid in capital	16,673,735	24,175,076	7,501,341
Accumulated deficit	(17,425,088)	(24,926,429)	(7,501,341)

Total Stockholders' Equity	(662,145)	(662,145)	-

Total Liabilities and Stockholders' Deficit	$393,050	$393,050	$-

STATEMENT OF OPERATIONS	Three Months Ended June 30, 2010
	Per 10-Q	As Amended	Change
Net Sales	$19,117	19,117	-

Cost of sales	16,290	16,290	-

Gross profit	2,827	2,827	-

Operating Expenses
Selling and marketing	39,658	39,658	-
General and administrative	1,684,132	1,684,132	-
Research and development	96,535	96,535	-

Loss from operations	(1,817,498)	(1,817,498)	-

Other Income (Expense)
Fair value adjustment of derivative liability	9,741,957	2,240,616	(7,501,341)
Other income (expense)	(444,784)	(444,784)	-

Total other income (expense)	9,297,173	1,795,832	(7,501,341)

Net Income (Loss)	$7,479,675	(21,666)	(7,501,341)

Basic and Diluted Income (Loss) per share	$0.09	(0.00)	(0.09)

	For The Six Months Ended June 30, 2010
	Per 10-Q	As Amended	Change

NET SALES	$33,160	$33,160	$-
			-
COST OF SALES	19,910	19,910	-

GROSS PROFIT	13,250	13,250	-

OPERATING EXPENSES
Selling	65,895	65,895	-
General and Administrative	2,528,265	2,528,265	-
Research and Development	199,524	199,524	-
Total Expenses	2,793,684	2,793,684

LOSS FROM OPERATIONS	(2,780,434)	(2,780,434)	-

OTHER INCOME (EXPENSE):
Fair Value Adjustment of Derivative Liability	5,277,350	(2,223,991)	(7,501,341)
Amortization of Bond Discount	(99,580)	(99,580)	-
Finance costs paid in stocks and warrants	(405,925)	(405,925)	-
Interest expense	(8,773)	(8,773)	-

Total Other Income (Expense)	4,763,072	(2,738,269)	(7,501,341)

NET INCOME (LOSS)	$1,982,638	$(5,518,703)	$(7,501,341)

BASIC AND DILUTED LOSS PER SHARE	0.02	(0.07)	(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	83,666,796	83,666,796	-

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$46,363	$-
Inventories	15,997	4,197
Prepaid Expenses	29,877	90,607
Total Current Assets	92,237	94,804
PROPERTY AND EQUIPMENT, NET	167,680	177,190
OTHER ASSETS:
Definite-life intangible Assets, net	8,651	9,134
Deposits	124,482	120,667
Total Other Assets	133,133	129,801
	$393,050	$401,795
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Cash Overdraft	$-	$9,517
Accounts Payable	491,904	541,857
Loan Payable, other	29,612	58,117
Obligation to issue common stock and warrants	-	636,262
Convertible Debenture Payable, less Discount of $41,245 and $15,229 at June 30, 2010 and December 31, 2009, respectively.	209,755	84,771
Derivative liability	-	2,229,044
Current portion, long term debt	3,320	5,585
Accrued Payroll	30,420	39,262
Accrued Payroll Taxes	7,265	144,130
Accrued Liabilities	25,185	26,324
Total Current Liabilities	797,461	3,774,869
LONG TERM LIABILITIES:
Notes payable, less current portion	1,471	3,168
Convertible Debenture Payable, less Discount of $111,520and $114,831 at June 30, 2010 and December 31, 2009	88,580	251,269
Deferred rent expense	167,683	158,091
Total Long term Liabilities	257,734	412,528
COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	1,055,195	4,187,397
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 150,000,000 and 100,000,000 shares authorized at June 30, 2010 and December 31, 2009; 89,208,122 and 78,636,332 issued and outstanding at June 30, 2010 and December 31, 2009, respectively.	89,208	78,636
Additional Paid-In Capital	24,175,076	15,543,488
Accumulated deficit	(24,926,429)	(19,407,726)
Total Stockholders' Deficit	(662,145)	(3,785,602)

	$393,050	$401,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the Six	For the Six
	Months ended	Months ended	Months Ended	Months Ended
	June 30, 2010	June 30. 2009	June 30, 2010	June 30. 2009

NET SALES	$19,117	$27,115	$33,160	$50,245

COST OF SALES	16,290	6,997	19,910	23,319

GROSS PROFIT	2,827	20,118	13,250	26,926

OPERATING EXPENSES
Selling	39,658	58,864	65,895	167,794
General and Administrative	1,684,132	234,160	2,528,265	552,916
Research and Development	96,535	41,036	199,524	149,126

Total Expenses	1,820,325	334,060	2,793,684	869,836

LOSS FROM OPERATIONS	(1,817,498)	(313,942)	(2,780,434)	(842,910)

OTHER INCOME (EXPENSE):
Other income - rent	-	6,300	-	12,600
Fair Value Adjustment of Derivative Liability	2,240,616	-	(2,223,991)	-
Amortization of Bond Discount	(36,835)	(23,659)	(99,580)	(180,713)
Finance costs paid in warrants, related party	(405,925)		(405,925)	-
Interest expense	(2,024)	(2,043)	(8,773)	(3,489)

Total Other Income (Expense)	1,795,832	(19,402)	(2,738,269)	(171,602)

NET INCOME (LOSS)	$(21,666)	$(333,344)	$(5,518,703)	$(1,014,512)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.01)	$(0.07)	$(0.02)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	86,876,596	66,870,464	83,666,796	64,647,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
Cash Flows for Operating Activities:
Net Income (Loss)	$(5,518,703)	$(1,014,512)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Common stock and warrants issued for services rendered	1,450,249	441,219
Finance costs paid in warrants, related party	405,925	-
Amortization of prepaid consulting fees	73,325	-
Amortization of bond discount	99,579	180,713
Vendor settlement	(4,117)	-
Amortization of intangibles	483	483
Depreciation expense	11,661	14,328
Fair value adjustment of Derivative Liability	2,223,991	-
Increase in deferred rent	9,591	22,840
Changes in assets and liabilities:
Decrease in accounts receivable	-	22,334
(Increase) decrease in inventories	(11,800)	5,768
(Increase) decrease in prepaid expenses	(12,595)	14,725
(Increase) in deposits	(3,815)	-
Increase(decrease) in accounts payable	(40,836)	33,200
Increase (decrease) in accrued payroll and payroll taxes	(145,586)	69,706
Increase in obligation to issue common stock and warrants	477,555	-
(Decrease) in accrued liabilities	(1,139)	(19,475)
Net Cash (Used) by Operating Activities	(986,232)	(228,671)

Cash Flows from Investing Activities:
Capital expenditures	(2,152)	-
Net Cash (Used) by Investing Activities	(2,152)	-

Cash Flow from Financing Activities:
Repayment of bank overdraft	(9,517)	-
Repayment of Loans Payable, Other	(22,005)	-
Payments of other borrowings	(3,962)	(3,283)
Proceeds from issuance of convertible debentures	-	85,100
Proceeds from sale of common stock and exercise of warrants	1,070,229	172,520
Net Cash Provided by Financing Activities	1,034,745	254,337

Increase in Cash	46,362	25,666

Cash at Beginning of Period	-	-

Cash at End of Period	$46,362	$25,666
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,220	$1,626
Income Taxes	$-	$-

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

During the six months ended June 30, 2010, the Company recognized an additional derivative liability valued at $3,048,306 for warrants issued in excess of its authorized shares.

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

The Company had a net loss of $5,518,703 (net loss of $3,294,712 excluding the effect of the Fair Value Adjustment of Derivative Liability) for the six months ended June 30, 2010 . In addition, the Company had a working capital deficiency of $705,224 and a stockholders’ deficit of $662,145 at June 30, 2010. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital. During the first six months of 2010, the Company raised approximately $1,071,000 in net proceeds from the exercise of warrants. The Company also secured a $675,000 Line of Credit form a related party, under which no advances have been made as of August 1, 2010. There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

NOTE 8 - DERIVATIVE LIABILITY

The Company has reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). We valued these options and warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. The valuation resulted in a reclassification from stockholders’ equity in the six months ended June 30, 2010 of $3,048,306. For the six months ended June 30, 2010, we recognized $2,223,991 in expense (non-cash) for financial statement purposes based on the change in fair value of these liabilities during the periods. As of June 30, 2010, the derivative liability of $7,501,341 has been reclassified to Additional Paid In Capital, since the Company obtained stockholder approval to increase the total authorized common stock to 150,000,000 shares, which was effective June 23, 2010.

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

Fair Value Adjustment of Derivative Liability. Due to our issuing warrants at a time when we lacked sufficient authorized shares, we have reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). We valued these warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. The valuation resulted in a reclassification from stockholders’ equity of $3,048,306 during the six months ended June 30, 2010. For the six months ended June 30, 2010, we recognized $2,223,991 in expense for financial statement purposes based on the change in fair value of these liabilities during the periods. As of June 30, 2010, the derivative liability has been valued at zero, since we obtained stockholder approval to increase the total authorized common stock to 150,000,000 shares, which was effective June 23, 2010.

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

During the six months ended June 30, 2010, our operating activities used $986,232 in cash, an increase of $757,561 from the comparable prior period. The approximate $758,000 increase in cash used by operating activities was primarily attributable to an approximate $4.5 million increase in net loss and an approximate $216,000 change (decrease) in accrued payroll and payroll taxes, partially offset by an approximate $2.2 million increase in the Fair Value Adjustment of Derivative Liability (a non cash item of expense) , an approximate $1.4 million increase in stock based expense (non-cash) and an approximate $478,000 increase in obligation to issue common stock (a non-cash item of expense ).

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

Significant elements of income or loss not arising from our continuing operations

Except as set forth below, we do not expect to experience any significant elements of income or loss other than those arising from our continuing operation. For the six months ended June 30, 2010, we recognized $2,223,991 in expense for financial statement purposes (non-cash) based on the change in fair value of derivative liabilities as of June 30, 2010. See the section above captioned Fair Value Adjustment of Derivative Liability for further information.

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

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: March 16, 2011

By: /s/ John Gorman

EVP – Operations (Principal Executive and Accounting Officer)

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