Form 10-Q/A
period 2010-09-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2011-03-18
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

AMENDMENT No. 1

(Mark One)

   X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

      ..

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

Health Enhancement Products, Inc. and Subsidiaries

Form 10-Q/A

September 30, 2010

Explanatory Note

Overview

The Company is filing this Amendment No. 1 to Form 10-Q for the quarterly period ended September 30, 2010 to amend and restate financial statements and other financial information for the three and nine month periods ended September 30, 2010, as follows:

1.

The reclassification of $7,501,341 from “Other Income - Fair Value Adjustment of Derivative Liability” (a non cash item of income).to Additional Paid In Capital (a component of Stockholders’ Deficit) in the second quarter of 2010 requires us to correct and restate the Stockholders’ Deficit section of our Condensed Consolidated Balance Sheet as of September 30, 2010 and Other Income on our Condensed Consolidated Statements of Operations

Specific amendments

1.

The reclassification of $7,501,341 from Other Income - Fair Value Adjustment of Derivative Liability ((a non cash item of income to Additional Paid In Capital (a component of Stockholders’ Deficit)  in the second quarter of 2010 requires us to correct and restate the Stockholders’ Deficit section of our Condensed Consolidated Balance Sheet as of September 30, 2010 and Other Income on our Condensed Consolidated Statements of Operations

In light of this restatement, our previously filed financial statements and other financial information for the quarterly period ended September 30, 2010 should no longer be relied upon.

Amendments to this Quarterly Report on Form 10-Q

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth  the original filing, as amended where necessary to reflect the restatement.

The following table shows the differences between the original 10Q and this Amended 10Q:

Health Enhancement Products, Inc.	Nine Months Ended September 30, 2010

	Per 10Q	As Amended	Change

ASSETS

CURRENT ASSETS

Total Current Assets	$31,838	$31,838	$-
Property and Equipment, Net	154,154	154,154	-
Total Other Assets	132,891	132,891	-

Total Assets	$318,883	$318,883	$-

LIABILITIES

Total Current Liabilities	$792,285	$792,285	$-
Total Long Term Liabilities	409,061	409,061	-

Total Liabilities	1,201,346	1,201,346	-

STOCKHOLDERS' DEFICIT

Common stock	90,302	90,302	-
Additional paid in capital	17,041,401	24,542,742	7,501,341
Accumulated deficit	(18,014,166)	(25,515,507)	(7,501,341)

Total Stockholders' Equity	(882,463)	(882,463)	-

Total Liabilities and Stockholders' Deficit	$318,883	$318,883	$-

STATEMENT OF OPERATIONS		Nine Months Ended
		September 30, 2010

		Per 10Q	As Amended	Change
Net Sales		$2,451	$52,451	$-

Cost of sales		35,343	35,343	-

Gross profit		17,108	17,108	-

Operating Expenses
Selling		95,190	95,190	-
General and administrative		2,961,114	2,961,114	-
Research and development		294,053	294,053	-

Loss from operations		(3,333,249)	(3,333,249)	-

Other Income (Expense)
Fair value adjustment of derivative liability		5,277,350	(2,223,991)	(7,501,341)
Other income (expense)		-550,541	(550,541)	-

Total other income (expense)		4,726,809	(2,774,532)	(7,501,341)

Net Income (Loss)	$	,393,560	$(6,107,781)	$(7,501,341)

Income (Loss) per common share Basic		$0.02	$(0.07)	$(0.09)
Diluted		$0.01	$(0.07)	$(0.00)
Basic Weighted Average Shares
Outstanding		89,243,185	89,243,185
Diluted Weighted Average
Shares Outstanding		116,925,215	89,243,185

FORM 10-Q/A

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

Consolidated Financial Statements continued on next page

Consolidated Financial Statements continued

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 150,000,000 shares
and 100,000,000 shares authorized at September 30, 2010 and
December 31, 2009; 90,301,870 and 78,636,332 shares
issued and outstanding at September 30, 2010 and
December 31, 2009	90,302	78,636
Additional Paid-In Capital	24,542,742	15,543,488
Accumulated deficit	(25,515,507)	(19,407,726)
Total Stockholders' Deficit	(882,463)	(3,785,602)
	$318,883	$401,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the Nine	For the Nine
	Months ended	Months ended	Months ended	Months ended
	September 30, 2010	September 30. 2009	September 30, 2010	September 30. 2009

NET SALES AND DISTRIBUTION FEES	$19,291	$27,000	$52,451	$77,245

COST OF SALES	15,433	978	35,343	24,297

GROSS PROFIT	3,858	26,022	17,108	52,948

OPERATING EXPENSES
Selling	29,295	44,373	95,190	212,167
General and Administrative	432,849	224,840	2,961,114	777,756
Contract Termination Fee		652,500		652,500
Research and Development	94,529	86,908	294,053	236,034

Total Expenses	556,673	1,008,621	3,350,357	1,878,457

LOSS FROM OPERATIONS	(552,815)	(982,599)	(3,333,249)	(1,825,509)

OTHER INCOME (EXPENSE):
Other income - rent		6,300		18,900
Fair Value Adjustment of
Derivative Liability		(73,957)	(2,223,991)	(73,957)
Amortization of Bond Discount	(32,483)	(30,090)	(132,063)	(210,803)
Finance costs paid in stocks and warrants			(405,925)	-
Interest expense	(3,780)	(1,759)	(12,553)	(5,248)

Total Other Income (Expense)	(36,263)	(99,506)	(2,774,532)	(271,108)

NET INCOME (LOSS)	$(589,078)	$(1,082,105)	$(6,107,781)	$(2,096,617)

INCOME (LOSS) PER COMMON SHARE
BASIC	$(0.01)	$(0.01)	$(0.07)	$(0.03)

DILUTED	$(0.01)	$(0.01)	$(0.07)	$(0.03)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	89,607,271	72,813,951	89,243,185	67,418,759

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	89,607,271	72,813,951	89,243,185	67,418,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine		For the Nine
	Months Ended		Months Ended
	September 30, 2010		September 30, 2009
	(Unaudited)		(Unaudited)
Cash Flows for Operating Activities:
Net Income (Loss)	$6,107,781)		$(2,096,617)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock and warrants issued for services rendered	1,608,792		473,429
Warrants issued in payment of finance costs , related party	405,925
Vendor settlements	(4,117)
Amortization of prepaid consulting fees	73,325		12,000
Amortization of bond discount	132,063		210,803
Amortization of intangibles	725		725
Depreciation expense	25,187		22,396
Fair value adjustment of Derivative Liability	(2,223,991)		73,957
Increase in deferred rent	11,747		34,260
Changes in assets and liabilities:
(Increase) decrease in accounts receivable			41,588
(Increase) decrease in inventories	(9,996)		5,768
(Increase) decrease in prepaid expenses	(363)		(13,971)
(Increase) decrease in deposits	(3,815)
Increase (decrease) in accounts payable	(49,826)		(15,092)
Increase (decrease) in payroll and payroll taxes	(151,273)		62,436
Increase (decrease) in obligation to issue common stock	552,555		373,000
Increase (decrease) in accrued liabilities	(800)		716
Net Cash (Used) by Operating Activities	(1,293,961)		(814,602)

Cash Flows from Investing Activities:
Capital expenditures	(2,151)		(14,387)
Net Cash (Used) by Investing Activities	(2,151)		(14,387)

Cash Flow from Financing Activities:
Cash overdraft	(7,106)		12,747
Proceeds from obligations to issue common stock			10,000
Proceeds from Loan payable, related party	166,824		-
Repayment of Loans Payable, Other	(36,571)		-
Payments of other borrowings	(4,765)		(4,981)
Proceeds from issuance of convertible debentures	-		105,100
Proceeds from sale of common stock and exercise of warrants	1,177,730		825,020
Net Cash Provided by Financing Activities	1,296,112		947,886

Increase (Decrease) in Cash	-		118,897

Cash at Beginning of Period	-		-

Cash at End of Period	$-		$118,897
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,780	$	$ 1,759
Income Taxes	$-		$-

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

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Nine Months Ended September 30, 2009:

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

The Company incurred a net loss of $589,078 and $6,107,781 (net loss of $589,078 and $3,883,790 excluding the effect of the Fair Value Adjustment of Derivative Liability) during the three and nine months ended September 30, 2010, respectively. In addition, the Company had a working capital deficiency of $760,447 and a stockholders’ deficit of $882,463 at September 30, 2010. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. The Company is endeavoring to increase the likelihood that it will be able to continue as a going concern by seeking to increase its sales revenue, and by raising additional capital. During the first nine months of 2010, the Company raised approximately $1,178,000 in net proceeds from the exercise of warrants. The Company also secured a $675,000 Line of Credit from a related party, under which advances of $166,824 (inclusive of interest) have been made as of September 30, 2010. There can be no assurance that the Company will be able to increase its sales or raise additional capital.

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

NOTE 7 – LONG TERM DEBT:

Long term debt consists of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Installment note, bearing interest at 8.8% per annum and
due November 2011. The loan is secured by certain of the
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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9- DERIVATIVE LIABILITY

The Company reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). We valued these options and warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. The valuation resulted in a reclassification from stockholders’ equity in the six months ended June 30, 2010 of $3,048,306. For the nine months ended September 30, 2010, we recognized $2,223,991 in expense (non-cash) for financial statement purposes based on the change in fair value of these liabilities during the periods. As of September 30, 2010, the derivative liability of $7,501,341 has been reclassified to additional paid in capital, since the Company obtained stockholder approval to increase the total authorized common stock to 150,000,000 shares, which was effective June 23, 2010.

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ DEFICIT

During the quarter ended March 31, 2010, the Company issued 5,587,416 shares of common stock and received proceeds of $671,729 upon the exercise of warrants. Convertible debentures in the face amount of $15,000 (plus $121 in accrued interest) were converted during the quarter ended March 31, 2010,  into 302,425 shares of common stock. The Company issued 215,154 shares of common stock for services  valued  at $102,000. The Company also issued 95,000 shares of common stock, valued at $50,500, for finders’ fees. The Company also issued 500,000 shares of common stock, valued at $160,000, in satisfaction of an obligation to issue common stock. As noted above in Note 9, the Company issued CTV 750,000 shares (valued at $352,500) owing to CTV in connection with a termination agreement. In connection with this transaction, CTV waived its right to exercise warrants to purchase 750,000 shares of the Company’s common stock until the number of its authorized shares was increased to at least 125,000,000. Effective June 23, 2010, the authorized shares were increased to 150,000,000.

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

A summary of the status of the Company’s warrants is presented below.

Warrants outstanding and exercisable by price range as of September 30, 2010 and 2009 were as follows:

	September 30, 2010		September 30, 2009

	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	22,723,401	$0.47	20,107,373	$0.27

Issued	3,230,000	0.22	6,500,000	0.52

Exercised	(9,112,416)	0.11	(4,617,273)	0.10

Expired	-	-	(764,798)	0.10

Outstanding, end of period	16,840,985	$0.20	21,225,302	$0.39

Warrants outstanding and exercisable by price range as of September 30, 2010 were as follows:

	Outstanding Warrants			Exercisable Warrants

		Average Weighted
		Remaining Contractual	Exercise		Weighted Average
Range of	Number	Life in Years	Price	Number	Exercise Price

0.10	7,237,652	0.82	0.10	7,237,652	0.10
0.15	1,833,333	2.96	0.15	1,833,333	0.15
0.23	200,000	3.00	0.23	200,000	0.15
0.25	5,490,000	2.06	0.25	5,490,000	0.25
0.50	2,080,000	1.15	0.50	2,080,000	0.50

	16,840,985	1.49		16,840,985	$0.20

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

NOTE 14 – INCOME(LOSS) PER SHARE

Income(Loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share, for the periods in which the Company sustained a net loss, is the same as basic loss per share, as the effect of potentially dilutive securities (at September 30, 2010 - convertible debt – 6,622,000 shares and warrants – 16,840,985 shares and at September 30, 2009, convertible debt  - 6,482,000 and warrants – 21,225,302 shares ) are anti-dilutive. For the nine months ended September 30, 2010, the period in which the Company reported net income, the Company has disclosed both diluted and basic income per share.

NOTE 15 - SUBSEQUENT EVENTS

In October 2010, the Company issued  a newly appointed director a warrant to purchase 200,000 shares of common stock as compensation for serving on the Board of Directors. The warrant has an exercise price of $.225 per share and a term of three years.

Additionally, in October, 2010, the Company received notification of patent issuance regarding the proprietary algal extract ProAlgaZyme. The due diligence review period under the Company’s agreement with Zus Health LLC (see Note 11) had been extended thru November 2010. Effective November 9, 2010, Zus and the Company completed their due diligence review and are proceeding according to the terms of the Agreement. Accordingly, the Company has received a payment of $255,000, as provided in the Agreement, the exclusive distribution rights through December 31, 2010.

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

Fair Value Adjustment of Derivative Liability. Due to our issuing warrants at a time when we lacked sufficient authorized shares, we had reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). We valued these warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. The valuation resulted in a reclassification from stockholders’ equity of $3,048,306 during the nine months ended September 30, 2010. For the nine months ended September 30, 2010, we recognized $2,223,991 in expense for financial statement purposes based on the change in fair value of these liabilities during the periods.  As of September 30, 2010, the derivative liability has been valued at zero, since we obtained stockholder approval to increase the total authorized common stock to 150,000,000 shares, which was effective June 23, 2010.

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

During the nine months ended September 30, 2010, our operating activities used $1,293,961 in cash, an increase of $479,359 from the comparable prior period. The approximate $480,000 increase in cash used by operating activities was primarily attributable to an approximate $2.4 million decrease in the Fair Value Adjustment of Derivative Liability (a non cash item of income) and an approximate $213,000 change (decrease) in accrued payroll and payroll taxes, partially offset by an approximate $5 million increase in net income, an approximate $1.5 million increase in stock based expense (non-cash) and an approximate $180,000 increase in obligation to issue common stock (a non-cash item of expense ).

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

Significant elements of income or loss not arising from our continuing operations

Except as set forth below, we do not expect to experience any significant elements of income or loss other than those arising from our continuing operation. For the nine months ended September 30, 2010, we recognized $6,107,781 in losses for financial statement purposes (non-cash) based on the change in fair value of derivative liabilities as of September 30, 2010. See the section above captioned Fair Value Adjustment of Derivative Liability for further information.

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

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: March 16, 2011

By: /s/ John Gorman

John Gorman

EVP – Operations (Principal Executive and Accounting Officer)