Form 10-K
period 2010-12-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2011-04-15
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

 X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

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

The aggregate market value of the issuer’s voting and non-voting common equity held as of December 31, 2010 by non-affiliates of the issuer was $27,454,859 based on the closing price of the registrant’s common stock on such date.

As of April 14, 2011, there were 95,571,693 shares of $.001 par value common stock issued and outstanding.

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

We acquired HEC because it had the material necessary for the production of ProAlgaZyme®. We have since established a manufacturing plant, which consists of a laboratory and production facility, and hired production and research staff. Our product is currently sold through an exclusive distributorship agreement that calls for certain minimum payments subject to the satisfaction of certain conditions.  We have agreed with our distributor, Ceptazyme, to waive the minimum payment provisions with respect to the first quarter of 2011, while packaging issues were being resolved. We have only limited revenue.  We believe that additional future revenue from sales of ProAlgaZyme® will depend upon our ability to expand our production to meet product demand generated by our exclusive distributor, as well as the results of testing regarding, among other things, the product’s composition and method of action. Accordingly, we intend to continue to focus our resources on (i) expanding our production capacity and (ii) testing directed toward determining the exact composition of the product and the method of action and effectiveness of the substances comprising the product.

In January 2007, we established HEPI Pharmaceuticals, Inc. as one of our wholly owned Subsidiaries (“HEPI Pharma”). The purpose of HEPI Pharma was to develop potential pharmaceutical applications for our primary product, ProAlgaZyme® (PAZ). In connection with the formation of HEPI Pharma, we entered into a Pharmaceutical Development Agreement with HEPI Pharma. Under the Development Agreement, we granted HEPI Pharma the right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, we became the sole stockholder of HEPI Pharma and are entitled to certain payments based on the attainment of specified development milestones and sales revenues. Although we are continuing our product research and development activities, HEPI Pharma is not independently pursuing pharmaceutical applications for our product.

Principal Product

We were founded on, and remain committed to, the principle of producing only products derived from natural ingredients. At present, our sole product is the enzyme-based, all natural dietary supplement known as ProAlgaZyme®.

ProAlgaZyme® is a naturally-generated liquid product derived from a natural plant culture grown in purified water with proprietary feeding.

Marketing and Sales

In the past we were only accustomed to nominal sales of our sole product, ProAlgaZyme.  In September of 2010 we signed an exclusive distribution agreement to sell our product.  This exclusive distribution agreement called for an initial licensing fee of $255,000 (received  in October of 2010) and monthly orders which increase as our ability to produce product increases, subject to satisfaction of certain conditions, including our product meeting the FDA’s GRAS (generally recognized as safe) standard, which we are currently working on. We recognized $5,000 in revenue for this licensing fee, and recorded deferred revenue of $250,000.  An initial order of $51,100 was received in December of 2010.  Due to several delays in the design of new packaging, we anticipate that this December order will be shipped in full during the month of April 2011.  We anticipate delivering additional orders beginning towards the end of the second quarter of 2011, with monthly increases in the minimums each month as production will allow and subject to satisfaction of the FDA’s GRAS standard.  See Note 12 to the financial statements.

ProAlgaZyme has been subjected to extensive product testing, and we are currently in the process of pursuing additional external clinical trials that should provide us with further evidence of the potential of our product, and thus facilitate additional sales and marketing related activities.  In addition, due to the research being conducted, in February of 2010, we filed a provisional patent application to protect biologically active molecules isolated from our compound.   This research is still ongoing.

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

We have also completed the necessary testing to increase our production capabilities in order to meet the minimum distribution requirements under our exclusive distribution agreement.  Research has determined that our grow cycle, previously thought to be 30 days, can be shortened to 15 days with the same quality and bioactive results, resulting in the ability to double our production.

Dependence on Customers

We are currently 100% dependent upon our exclusive distributor, Ceptazyme, LLC, for sales of our product, under terms of the agreement disclosed in Note 12.  We are pursuing other avenues for sales and distribution of other forms of our product, and are awaiting the identification of our bioactive agents in order to proceed.

Manufacturing

We manufacture our ProAlgaZyme® product directly, using dedicated laboratory facilities on our own premises and qualified technical staff. We have leased a new facility that will include upgraded manufacturing capability, subject to completion of the build out of the facility which is ongoing.  After production, ProAlgaZyme® is currently bottled by a third party under our supervision to ensure product safety and integrity.  We believe that, subject to the availability of cash resources, manufacture of our product is scalable within a reasonable time to meet minimum distribution requirements of our exclusive sales agreement.

Backlog

As of December 31, 2010, we had a backlog of 9,940 bottles of product, and have recorded customer deposits of $25,194 to reflect the payment received for these backorders.  Our exclusive distributor has rebranded our product and designed a new bottle and label.  The backlog is due to the distributor’s decision to wait until the new packaging was available, as well as production capacity limitations.  This order will be shipped in full during the month of April, 2011.

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

We also have an allowed pending trademark application for “HEPI BIOSCIENCE” and a Community trademark in Europe for “PROALGAZYME.”

We may have other common law rights in other trademarks, trade names, service marks, and the like which will continue as long as we use those respective marks.

With respect to patents, we have one issued patent in the U.S. This patent issued as U.S Patent No. 7807,622 and is titled “Composition and Use of Phyto-Percolate for Treatment of Disease.” . This patent generally discloses a method of preparation of phyto-percolate composition and use of this composition to treat various diseases.

We also have three non-provisional patent applications pending and two PCT applications pending that have not yet reached the national stage entry deadline.  We also have the following applications pending in foreign countries: 2 Canadian applications, 1 European application, 1 Japanese application, and one Australian application. These applications are directed at various compositions of our Proalgazyme product, derivatives thereof, and various methods of use and treatment using such compositions and derivatives.

Mr. Howard R. Baer, our founder and a significant shareholder, has registered and permits us to use without charge the following Internet domain names:

•

www.heponline.com;

•

www.proalgazyme.com;

•

www.mypaz.com

•

www.healthenhancementproducts.com

Mr. Baer has agreed that he will not terminate our right to use these domain names as long as we are selling the ProAlgaZyme® product.

Regulation

We do not believe that the product that we manufacture and market is subject to regulation by the Food and Drug Administration (“FDA”).Instead, we believe that our product is properly designated as a “dietary supplement” within the category of vitamins, minerals, dietary supplements, and herbal products covered within the U.S. by the Dietary Supplement Health and Education Act of 1994 - commonly referred to as “DSHEA”. As such, the products fall under the jurisdiction of the Federal Trade Commission (“FTC”), and do not require FDA approval for release. We also believe, based on recent actions by the FDA and other governmental agencies, that public and legislative pressures upon the FDA will cause the FDA to extend its jurisdiction to cover the “nutraceutical” industry gradually over time, and that, as a result, we – along with others in the nutraceutical industry - will be subject to regulation as to product quality and manufacture, and product related claims. We will monitor carefully all such trends with the goal of ensuring that all necessary and appropriate governmental regulations relating to the safety and efficacy of our products will be observed as they are introduced and applied.  If our product is sold internationally, our product may also be subject to approval by certain foreign regulatory and safety agencies. As a result, the export of our product to some countries may be limited or prohibited. Our manufacturing processes and facilities may also be subject to review by federal, state, or local health agencies or their representatives before export approval is granted. Adverse findings from such reviews could result in various actions against us, including restriction of trading privileges, withdrawal of approvals, and product recall. We cannot assure you that domestic or foreign regulatory agencies will give us the requisite approvals or clearances for any products under development on a timely basis, if at all. Moreover, after clearance is given, these agencies can later withdraw the clearance or require us to change the product or its manufacturing process or labeling, to supply proof of its safety and effectiveness, or to recall, replace or refund the cost of the product, if it is shown to be hazardous or defective. The process of obtaining clearance to market a product is costly and time-consuming and could delay the marketing and sale of such product.

Research and Development

Research

Our primary research emphasis has been on refinement of the ProAlgaZyme® product and on bio-chemical analyses and internal and external clinical studies with respect to the product. Our research efforts are being coordinated by Great Northern and Reserve Partners, a third party consulting firm.  We spent approximately $396,000 for the year ended December 31, 2010 on research and development, as compared to $339,000 in 2009. Of the $396,000, $110,000 was spent on internal research, mainly involving in-house testing and development of the ProAlgaZyme® product (both ‘in vitro” and “in vivo” testing) , and $286,000 has been spent on external research, mainly to independent facilities involved in the analysis of our bioactive ingredient. To date, all of these amounts have been directly expensed as they have been incurred.

Our research and development efforts have been directed toward analysis aimed at identifying the "class of compounds," and the "active ingredient;" that I, to identify the single molecule or molecules, if possible, responsible for the potential cholesterol benefits the company's testing has identified. Substantial time, money, and effort have been expended in this regard. The company believes that it is making substantial progress towards achieving these hoped for results, but more investigation is still needed.   Subject to the availability of sufficient funding, we estimate that we will, in fiscal 2011, expend approximately $500,000 on research and development. We do not currently have these funds available. These expenditures will need to be met from external funding sources. We have had difficulty raising funds from external sources. Thus, we may not be able to raise the funding that we need to continue our research and development activities. In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case, our ability to market ProAlgaZyme® with objective clinical support for its characterization, method of action and efficacy, will continue to be impeded, thereby severely hindering our ability to generate sales revenue (or otherwise commercialize our ProAlgaZyme product) and adversely affecting our operating results.

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

Employees

As of December 31, 2010 we had four full-time employees, positioned as follows: two employees in manufacturing, one employee in research and development, and one employee in business development, marketing, sales and support services. In addition, we have one part-time employee in finance and administration. We believe that our employee relations are good. No employee is represented by a union.

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

Item 1A.

Risk Factors.

There is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Although we recently signed an exclusive distribution agreement for the sales of our product, this agreement may not provide us enough cash flow to sustain our operations or fund continued research.

We are materially dependent on external sources for continued funding. Until our sales reach a level to cover our expenses we are reliant upon external sources to fund our continued operations. There is no guarantee that this funding will continue. If we are unable to raise additional funds, there will be a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent on either our ability to expand or establish strategic partnerships.  There is no guarantee that we will be able to successfully establish additional strategic partnerships. Although we recently contracted with an exclusive distributor, we have not achieved the sales success needed to sustain our operations.

The ability to market our product is dependent upon proven, clinical research. While we are currently undergoing studies to further identify the active ingredients in our product, there is no guarantee that the research will successfully achieve this goal. If our current research does not return the results we expect, our business prospects will be materially and adversely affected.

Government regulation of our products may adversely affect sales. Nutraceutical products, although not subject to FDA approval, must follow strict guidelines in terms of advertising claims. Our ability to successfully market our product is dependent upon adhering to these requirements.  If we fail to comply with applicable government regulations concerning the marketing of our product, we could be subject to substantial fines and penalties, which would have a material adverse affect on our business.

If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights. Our future success depends upon our proprietary technology. We currently have one issued patent application and several U.S and foreign patent applications pending for our product.

The Supplement industry is highly competitive.  We are unable to compete with the advertising dollars that some supplement companies have at their disposal.  We have had difficulty in the past with marketing our product.

Our sales are concentrated with one distributor.   If our exclusive distributor does not have the cash to continue with the minimum orders, we will have to seek out other avenues for distribution.

We have limited production capacity. We may not be able to scale production of our product to meet the demand generated by our exclusive distributor.  We have already encountered production capacity limitations in meeting such demand.  If we continue to have difficulty meeting the product demand generated by our distributor, there will be a material adverse effect on our business, financial condition and results of operations.

Item 1B.

Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2.

Properties.

We are leasing office and production space located in Scottsdale, Arizona from a significant shareholder, Howard Baer, pursuant to an Amended and Restated Sublease that expires on February 9, 2020, subject to our unilateral right to terminate the Lease on March 31, 2013. Under the original terms of the Amended and Restated Sublease, the annual base rent for the 15,000 square foot facility was approximately $237,000, payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance, insurance and repairs related to the premises we are leasing.

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)).   In addition, Mr. Baer has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse him for 70% of such expenses.  We incurred approximately $305,000 in rent expense during fiscal 2010.

We recently leased a new facility which we intend to use for our headquarters and production space.  Our objectives in seeking new space were threefold.  First, we needed a space that we could more easily convert into a GMP (good manufacturing practice) compliant facility.  Secondly, we were seeking a more efficient manufacturing space that could help us overcome production challenges.  Thirdly, there was a desire to reduce operating expenses, if possible.  The company believes that the new space meets all of the above objectives (including reduction of rent expense once we are able to sublease the space we are currently leasing from Mr. Baer).  This new lease allows us to move our headquarters to smaller, more efficient space and will allow our bottling facility and administrative offices to be under one roof.  The lease is for 9,868 square feet of space, commencing April 1, 2011.  The annual base rent for this facility is $65,128 annually, subject to annual increases of approximately 5%.

The Company terminated its month to month lease for a space it was using for secondary warehousing and bottling.  Monthly rent was $3,300 per month for 2,300 square feet.  This building has been vacated and our bottling equipment has been moved to our new location.

We are in the process of locating a sub-lessor for our existing facility.

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

Year ended December 31, 2009	HIGH	LOW

First Quarter	0.10	0.06
Second Quarter	0.42	0.06
Third Quarter	0.54	0.20
Fourth Quarter	0.35	0.18

Year ended December 31, 2010

First Quarter	1.24	0.17
Second Quarter	1.17	0.57
Third Quarter	0.58	0.37
Fourth Quarter	0.42	0.30

As of December 31, 2010 we have 160 shareholders of record.

We have not paid any dividends on our common stock during the last two fiscal years, due to our need to retain all of our cash for operations.  We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities.

During the quarter ended March 31, 2010, we issued 5,587,416 shares of common stock and received proceeds of $671,729 upon the exercise of outstanding warrants, with exercise prices ranging from $.10 to $.25 and an average exercise price of $.12 per share.  Convertible debentures and interest in the amount of $15,121 were converted into 302,425 shares of common stock during the quarter ended March 31, 2010.  We also issued 215,154 shares of common stock for services (these shares were valued at $102,000).  The Company also issued 95,000 shares of common stock, valued at $50,500, for finders’ fees.  The Company also issued 1,250,000 shares of common stock valued at $512,500 in satisfaction of an obligation to issue common stock.

During the quarter ended June 30, 2010, the Company issued 2,815,000 shares of common stock and received proceeds of $398,500 upon the exercise of warrants. The Company issued 126,795 shares of common stock for services, valued at $142,000. In addition, the Company issued 180,000 shares of common stock, valued at $149,550, in satisfaction of an obligation to issue common stock. The Company issued warrants to purchase 900,000 shares of common stock to consultants. These warrants have an exercise price between $.25 and $.50, and a term of 3 years. The warrants were valued at $596,852 using the Black Scholes pricing model. The Company issued warrants to purchase 500,000 shares each to each of its then executive officers who were also members of the Board of Directors as compensation for past services. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $516,050 using the Black Scholes pricing model. The Company issued warrants to purchase 100,000 shares of common stock to our Chief Science Officer. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $93,347 using the Black Scholes pricing model.  The Company issued warrants to purchase 500,000 shares of common stock to a consultant valued at $477,554 in satisfaction of an obligation to issue common stock.  Finally, the Company issued warrants to purchase 500,000 shares of common stock to a significant shareholder, as compensation for prior loan guarantees. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $405,925 using the Black Scholes pricing model.

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

During the quarter ended December 31, 2010, the Company issued an aggregate of 1,940,000 shares of common stock to a related party as follows:  838,986 shares were issued upon exercise of outstanding warrants at an average exercise price of $.23 per share and 1,101,014 shares were issued in full satisfaction of approximately $110,000 in principal amount plus accrued interest owing to this related party in connection with advances made to us.  The Company issued 333,000 shares of common stock valued at $129,410 to consultants for services.   124,392 shares of common stock were issued to a science board member for his services, valued at $50,000.  The Company issued 6,095 shares of common stock upon the exercise of a cashless warrant.  The Company issued warrants to a board member valued at $55,587 for director’s fees.  These warrants have a term of three years at an exercise price of $.225 per share.  In addition, the Company issued 250,000 warrants to an employee for services.  These warrants have a term of three years at an exercise price of $.15 per share.  Finally, the Company issued 200,000 warrants to a board member for science advisory services.  These warrants have a term of three years at an exercise price of $.225 per share and were valued at $59,738.

The Company believes that the foregoing transactions were exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (“the Act”) or Section 4(2) under the Act, based on the following facts: in each case, there was no general solicitation, there was a limited number of investors, each of whom was an “accredited investor” (within the meaning of Regulation D under the “1933 Act”, as amended) and/or was (either alone or with his/her purchaser representative) sophisticated about business and financial matters, each such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission, and all shares issued were subject to restrictions on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the 1933 Act.

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

In the past we were only accustomed to nominal sales of our sole product, ProAlgaZyme.  In September of 2010 we signed an exclusive distribution agreement to sell our product.  This exclusive distribution agreement called for an initial licensing fee of $255,000 (received  in October of 2010) and monthly orders which increase as our ability to produce product increases. An initial order of $51,100 was received in December of 2010.  Due to several delays in the design of new packaging, we anticipate that this December order will be shipped in full during the month of April, 2011.   We have agreed with our distributor, Ceptazyme, to waive the minimum payment provisions with respect to the first quarter of 2011, while packaging issues were being resolved. We anticipate delivering additional orders beginning towards the end of the second quarter of 2011, with monthly increases in the minimums each month as production will allow and subject to satisfaction of the FDA’s GRAs standard.  See Note 12 to the financial statements.

We continue to be engaged in and focused primarily on continuing our product related research and development. While we expect to realize limited revenue from our exclusive distribution agreement, we have been incurring significant operating losses and negative cash flow. We are also experiencing an ongoing and substantial working capital deficiency. We have from time to time had difficulty raising capital from third parties. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2010 and 2009

Net Sales

Net sales for the year ended December 31, 2010 were $77,725, as compared to $25,140 for the year ended December 31, 2009. These sales reflect principally revenues from the ProAlgaZyme® product.  The increase in our revenue for 2010 is due to our exclusive distributorship agreement with Ceptazyme, LLC to distribute our product.  In the fourth quarter of 2010 we received an initial licensing fee payment of $255,000 under the terms of this exclusive distributorship agreement.  We recognized $5,000 in revenue from this licensing fee, and recorded deferred revenue of $250,000.

Through September, 2009, we recognized $54,000 in guaranteed minimum payments under an exclusive distribution contract which was terminated on October 1, 2009.  These minimum payments are not included in sales revenue.  These amounts were accrued and offset against amounts that were owed to the distributor, which is controlled by a significant shareholder of the Company.

Although we anticipate the realization of increasing revenues from our exclusive distributorship agreement with Ceptazyme, LLC, our ability to realize any such increased revenue is dependent upon the satisfaction of certain conditions, including the expansion of our production capacity to meet increased product demand and our product’s meeting the FDA’s GRAS standard or receiving New Diet Ingredient (“NDI”) status form the FDA, neither of which conditions we have satisfied as of this date, though we are working on meeting the GRAS standard.  We are currently working on expanding our production capacity and meeting the FDA’s GRAS standard.  However, we have encountered some difficulty in expanding our production capacity and meeting the GRAs standard.  If we are unable to timely and sufficiently expand our production capacity and meet he GRAS standard (or NDI status), there will be a material adverse affect on our business, financial condition and results of operations.

Throughout 2009 and 2010, we were adversely impacted by a shortage of funds which has severely impeded our ability to market, test and expand the production of our ProAlgaZyme® product, further contributing to a low level of net sales.  Although we signed an exclusive distribution agreement in September of 2010, we intend to explore additional potential marketing opportunities, consistent with the limitations placed upon us by our exclusive distribution agreement with Ceptazyme, LLC.  We believe that our ability to generate sales of the ProAlgaZyme® product will depend upon, among other things, expansion of our production capacity, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising.  The testing necessary to further characterize the product, identify its method of action and further substantiate its effectiveness is ongoing.

Cost of Sales

Cost of sales was $51,807 for the year ended December 31, 2010, as compared to $63,693 for the comparable period in 2009. The decrease in costs of sales is due primarily to better efficiencies in our production. Costs of sales are primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.

Research and Development Expenses

For the year ended December 31, 2010, we incurred approximately $396,000 in research and development expenses, as compared to $339,000 for the comparable period in 2009. These expenses are comprised of costs associated with internal and external research. Internal research and development was $110,000 in 2010, compared to $129,000 in 2009. The decrease was due to the use of outside consultants. We expect internal research and development to increase in 2011, subject to the availability of sufficient funding, which we do not currently have for such purpose. External research and development increased approximately $76,000 in 2010 to $286,000, compared to $210,000 in 2009. This increase was due primarily to the increase in costs associated with external clinical trials. We expect external research and development to increase in 2011 as we pursue additional external trials, subject to the availability of sufficient funding, which we do not currently have.

Selling and Marketing Expenses

Selling and marketing expenses were $96,790 for the year ended December 31, 2010, as compared to $225,132 for the year ended December 31, 2009. The decrease in selling and marketing expenses was due primarily to our focus being directed towards product research and development.

In the past we were only accustomed to nominal sales of our sole product, ProAlgaZyme.  In September of 2010, we signed an exclusive distribution agreement to sell our product.  This exclusive distribution agreement called for an initial licensing fee of $255,000 (received  in October of 2010) and monthly orders which increase as our ability to produce product increases, subject to satisfaction of certain conditions, including satisfaction of the GRAS standard (or NDI status). An initial order of $51,100 was received in December of 2010.   Due to several delays in the design of new packaging, we anticipate that this December order will be shipped in full during the month of April, 2011.  We anticipate delivering additional orders beginning towards the end of the second quarter of 2011, with monthly increases in the minimums each month as production will allow and subject to satisfaction of the FDA’s GRAs standard.  See Note 12 to the financial statements

We intend to explore additional third party distribution channels for our product, consistent with the limitations placed upon us by our exclusive distribution agreement with Ceptazyme, LLC. The limit on our ability thus far to advertise our product (due to the need for additional testing) has had and, until we are able to advertise our product based upon the results of “class of compound” and the bioactive ingredient, will continue to have, a material adverse effect on sales revenue and operating results. We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase advertising in 2011, subject to availability of sufficient funding, which we do not currently have.

General and Administrative Expenses

General and administrative expenses increased approximately $408,000 to $1,235,975 in 2010, compared to $827,000 in 2009. The increase in general and administrative expenses was due primarily to the issuance of stock and warrants to officers and directors (a non-cash expense).

We have leased a new facility which we intend to use for our headquarters and production space. This new lease allows us to move our headquarters to a smaller, more efficient space and will allow our bottling facility and administrative offices to be under one roof.  The lease is for 9,868 square feet of space, commencing April 1, 2011 for a term of 42 months (with the first six months being rent free). The annual base rent for this facility is $65,128, subject to annual increases of approximately 5%.  We are seeking a sub-lessor for our existing facility, which is under lease until February, 2020, subject to earlier termination by the Company in March, 2013. Accordingly, unless and until we are able to sublease our existing space, we expect to incur an additional $65,000 in rent expense, plus taxes and other occupancy costs (utilities, maintenance, etc.).

Professional Fees and Consulting Expense

Professional fees and consulting expense increased approximately $1,700,000 to $2,363,627 in 2010 compared to $624,000 in 2009.  Of the $2.3 million paid in 2010, approximately $1.9 million was paid in stocks and warrants (non-cash expenses).  The increase is due primarily to an increase in consulting fees. We anticipate continued compensation to outside consultants as we explore marketing opportunities for our product.

Contract Termination Fee

As disclosed elsewhere herein, we had previously entered into an exclusive distributorship agreement with CTV, a company controlled by Howard Baer, a significant shareholder who is one of our former CEOs. This Agreement granted exclusive rights to distribute our products across several consumer based channels.  This contract was terminated by mutual agreement in October of 2009.  In exchange for the termination of this contract, we incurred during 2009 a $650,000 contract termination fees as follows:  CTV received cash payments of $300,000 and was issued 750,000 shares of common stock, valued for financial reporting purposes at $352,500.

Fair Value Adjustment of Derivative Liability.

Due to our issuing warrants at a time when we lacked sufficient authorized shares, we had reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). We valued these warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. For the year ended December 31, 2010, we recognized $2,223,991 in expense (non-cash) for financial statement purposes based on the change in fair value of these liabilities during the periods, as compared to $1,532,276 in a noncash item of revenue for the year ended December 31, 2009.  As of December 31, 2010, the derivative liability has been reclassified to additional paid-in capital, since we obtained stockholder approval to increase the total authorized common stock to 150,000,000 shares, which was effective June 23, 2010.

Other Income/Expense

Finance Costs /Amortization of Bond Discount

During the year ended December 31, 2010, we incurred $665,219 of finance costs paid in stock and warrants, as compared to $74,000 for the year ended December 31, 2009, a $591,219 increase.  The increase in finance charges paid with stocks and warrants was due to the issuance of warrants related to financing transactions.  Amortization of bond discount decreased about $83,000 from $245,000 in 2009 to $162,000 in 2010.  The decrease in bond amortization in 2010 was due primarily to a reduction in the principal amount of notes converted in 2010, compared to 2009.

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

As of April 1, 2011, we had cash in the bank of $1,954. We have had only limited revenue ($82,725 for year ended December 31, 2010) and have incurred significant net losses since inception, including a net loss of $7,122,473 during the year ended December 31, 2010. Subject to our expanding our production capacity to meet increased product demand and our product’s meeting the FDA’s GRAS standard or receiving New Diet Ingredient (“NDI”) status form the FDA, the  revenue guaranteed to us under the exclusive distribution agreement is expected to contribute significantly to funding our normal operations.  However, we have, since inception, consistently incurred negative cash flow from operations. During the year ended December 31, 2010, we incurred negative cash flows from operations of $1,439,726. As of December 31, 2010, we had a working capital deficiency of $743,531 and a stockholders’ deficiency of $951,680. Although we recently raised a limited amount of capital, we have a near term and urgent need for additional capital.

During the year ended December 31, 2010, our operating activities used approximately $ 1.4 million in cash, compared with using approximately $1.2 million in cash during the comparable prior period.  The approximate $300,000 increase in cash used by our operating activities was due primarily to an approximate $5.7  million increase in net loss, a $125,000 change (decrease) in accounts payable, and a $323,000 change (decrease in accrued payroll/payroll taxes), partially offset by an approximate $1.4 million increase in stocks/warrants issued for services (non-cash), a $534,000 increase in warrants issued in payment of finance costs (non-cash),  a $3.8 million  increase in fair value adjustment of derivative liability (a non-cash expense item) and a $250,000 increase in deferred revenue.

During the year ended December 31, 2010, our financing activities generated approximately $1.5 million in cash, as compared to generating approximately $1.2 million in cash during the comparable prior period.  The approximate $300,000 increase in cash provided by financing activities was primarily attributable to a $374,000 increase in loan proceeds received from a significant shareholder and a $211,000 increase in proceeds from the sale of common stocks and warrants, partially offset by a $155,000 decrease in proceeds from sale of convertible notes and a $51,000 increase in repayments of loans payable.

Although we raised a limited amount of capital during 2010, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  Subject to our ability to expand our production capacity and meet the FDA’s GRAS standard, our exclusive distribution agreement should generate revenue to help cover at least a portion of our normal operating expenses; however we will still be reliant upon external financing for the continuation of our research program. With the leasing of our new manufacturing and office facilities, we anticipate being able to increase our production as necessary to meet the minimum requirements called for in our distribution agreement.

We estimate that we will require approximately $1,500,000 in cash over the next 12 months in order to fund our normal operations. In addition, we are seeking additional funding in the range of $500,000 to $1,000,000 to fund our research initiatives. Based on this cash requirement, we have a near term need for additional funding.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources.

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

Staffing

We have conducted all of our activities since inception with a minimum level of qualified staff. We recently added two full time positions to our staff to coordinate and manage our exclusive distribution agreement.  We currently do not expect a significant increase in staff.

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

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T).

Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2010, our Executive Vice President has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Executive Vice President, to allow timely decisions regarding required disclosure.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission20 (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

(c)

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Positions	Since
John Gorman	42	Executive Vice President/Director	2006
Steven J. Warner	71	Director	2010
John D. Crissman	71	Director	2010

John Gorman was appointed director on November 30, 2006. In addition to serving as a director, he is our Executive Vice President – Operations and serves as our Head of Sales and Customer Relations.  Before joining HEPI in 2003, he served as a private marketing and sales consultant for small to mid-sized businesses and various government entities. Between 1996 and 2001, Mr. Gorman worked as Regional Marketing Manager for the western region of CompassLearning, an educational software company with programs in use by over 20,000 schools nationwide. From 1989-1996, Mr. Gorman was Resort Manager of The Pointe Hilton Resorts in Phoenix, Arizona.

Steven Warner was appointed to the Board of Directors on August 15, 2010.Mr. Warner is a member of the board of directors of the following companies:    Dyadic International, Inc. (biotechnology) (since 2004), Gulfstar Energy Corporation (gas pipeline) (since 2010), Rock Energy Resources  (Oil&Gas) (since 2008), Search Transport Industries (specialty lubricants) (since 2008) and UCT Coatings, Inc. (metal finishing  technology) (since 2001), and is an Advisor/Investment Committee member – Seraph Group (since 2005). Mr. Warner co-founded Crossbow Ventures Inc. (“Crossbow”) in 1998 and was a managing director from 1998 to 2008.  Crossbow managed $100 million of private equity money and $60 million of U.S. Government (SBA) funds through a licensed SBIC.  Crossbow invested in early and expansion stage technology companies in Florida and the Southeast.  Previously, Mr. Warner was founder and CEO Merrill Lynch Venture Capital Inc. which managed over $250 million. In this capacity, Mr. Warner has directly participated in over 100 venture capital transactions. Mr. Warner graduated from the Massachusetts Institute of Technology and the Wharton School of Business at the University of Pennsylvania.

Dr. John Crissman was appointed to the Board of Directors on October 15, 2010.Dr. Crissman has since 1999 served as a consultant to Wayne State University’s Allen Park Veterans Administration Hospital.  Dr. Crissman has held numerous faculty positions, including acting for ten years as Chair of the Department of Pathology at Wayne State University’s School of Medicine (1990-1999).  In addition, Dr. Crissman was Dean of Wayne State University’s School of Medicine for more than five years (1999-2004).  Dr. Crissman has also worked at numerous hospitals during his long medical career, including for ten years as Pathologist in Chief at the Detroit Medical Center (1990-1999). Dr. Crissman graduated from the Massachusetts Institute of Technology (Bachelor of Science in Mechanical Engineering) and the Western Reserve University Medical School.

Each of the officers/directors will serve as such until his respective successor is appointed and qualified, or until their earlier resignation or removal.  All directors hold their positions for one year or until their successors are elected and qualified, subject to their earlier resignation or removal.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and beneficial owners of more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based upon a review of Forms 3, 4 and 5 received by us with respect to the year ended December 31, 2010 and other information known to us, we believe that none of our Reporting Persons has failed to file required reports and/or made late filings during the most recent year, except that John Crissman, one of our directors did not file a Form 4 or Form 5 with respect to warrants granted to him in November, 2010.

Item 11.  Executive Compensation

Summary Compensation Table

We have no written compensation agreements with our executives.  The following table summarizes the compensation paid to our Chief Executive Officer, and our Executive Vice President (the "Named Executives") during or with respect to fiscal 2009 and 2010 for services rendered to us in all capacities.

SUMMARY COMPENSATION TABLE

Name and			Stock		Option	All Other
Principal		Salary	Awards*		Awards*	Compensation	Total
Position	Year	($)	($)		($)	($)	($)

Janet Crance	2010	71,853	-		$260,934(1)	-	332,787
CFO and CAO	2009	28,250	47,250	(2)	-	-	75,497
(resigned November 15, 2010)

John Gorman	2010	86,059	-		$260,934 (3)	-	346,993
Executive Vice President	2009	30,000	29,326	(4)	-	-	59,322

*The amounts in these columns represent the compensation costs recognized for financial statement reporting purposes under FAS 123R for fiscal years 2010 and 2009 with respect to compensation paid in the form of restricted common stock (i.e. grant date fair value amortized over the requisite service period, but disregarding any estimate of forfeitures relating to service-based vesting conditions) and warrants granted. Grant date fair value is the closing price of our common stock on the date of grant for stock awards and, in the case of warrant awards, Black Scholes value (See Note 13 to the Financial Statements included with this Report.

(1)

Ms. Crance resigned in November, 2010.  She received warrants to purchase 500,000 shares of our common stock at an exercise price of $.15 per share (cashless) for a term of three years on June 23, 2010. Of these 500,000 warrants, 250,000 were for services as a director and 250,000 were for services as an officer.  This warrant was valued at $260,934.

(2)

Ms. Crance received 450,000 shares of stock in lieu of cash payments for payroll of $22,500 in 2009.  This stock was valued at $.05 per share, the closing price on the day of the award.

(3)

Mr. Gorman received warrants to purchase 500,000 shares of our common stock at an exercise price of $.15 per share for a term of three years on June 23, 2010. Of these 500,000 warrants, 250,000 were for services as a director and 250,000 were for services as an officer.  This warrant was valued at $260,934.

(4)

Mr. Gorman received 23,500 shares of stock in lieu of cash payments for payroll of $1,175 in 2009.  This stock was valued at $.05 per share, the closing price on the day of the award.

Narrative Compensation Disclosure

We currently have no written employment agreements with any of our employees.  John Gorman, our Executive Vice President, is paid a base salary of $87,000 for all services rendered to us in his capacity as an officer.  Mr. Gorman has no bonus compensation plan.  Any bonus awarded to any of our officers would be at the discretion of our board of directors.  Historically the Company has awarded stock bonuses to its employees each year.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding equity awards at fiscal year end.

Name	Number of Securities underlying unexcercised warrants # Exercisable	Number of Securities Underlying Unexcercised warrants # Unexercisable	Warrant Exercise price	Warrant Expiration
Janet Crance	500,000 140,000	- -	.15 .10	06/28/2013 05/15/2011

John Gorman	500,000	-	.15	06/28/2013

Compensation of Directors

Our directors received warrants to purchase our common stock in exchange for board service during 2010.  Otherwise, our directors do not receive any additional compensation for serving on our board.

SUMMARY COMPENSATION TABLE

Name and		Option	All Other
Principal		Awards*	Compensation	Total
Position	Year	($)	($)	($)

Steven Warner	2010	82,343 (1)	-	82,343
Director	2009	-	-	-

John Crissman	2010	55,587 (2)	59,738 (3)	115,325
Director	2009	-	-	-

*The amounts in this column represents the compensation costs recognized for financial statement reporting purposes under FAS 123R for fiscal year 2010 with respect to compensation paid in the form of warrants granted. The warrants were valued using the Black Scholes method (See Note 13 to the Financial Statements included with this Report.

(1)

Mr. Warner received warrants to purchase 200,000 shares of our common stock at an exercise price of $.225 per share (cashless) for a term of three years on August 13, 2010. This warrant was valued at $82,343.  Mr. Warner held 200,000 exercisable warrants at December 31, 2010.

(2)

Mr. Crissman received warrants to purchase 200,000 shares of our common stock at an exercise price of $.225 per share (cashless) for a term of three years on October 15, 2010. This warrant was valued at $55,587.

(3)

Mr. Crissman received warrants to purchase 200,000 shares of our common stock at an exercise price of $.225 per share (cashless) for a term of three years on November 30, 2010. These warrants were issued as compensation for science advisory services.  This warrant was valued at $ 59,738_Mr. Crissman held 400,000 exercisable warrants at December 31, 2010.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2010, certain information regarding each person who is known to us to beneficially own more than 5% of our issued and outstanding shares of common stock, and the number of shares of our common stock beneficially owned by each of our directors and named executive officers, and all officers and directors as a group. All percentages are based on 92,705,026 shares issued and outstanding as of December 31, 2010, and where applicable, beneficial ownership includes shares which the beneficial owner has the right o acquire within sixty days.

Security Ownership of Certain Beneficial Owners:

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	% of Class
Chris Maggiore 6860 Chillingsworth Circle Canton, OH 44718	Common	5,104,514	5.5%

Howard Shapiro 109 Logtown Road Port Jervis, NY 12771	Common	6,823,000	7.4%

Security Ownership of Management:

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	% of Class

Mr. John Gorman	Common	1,136,912(2)	1.2%
Mr. Steven Warner	Common	200,000	*
Mr. John Crissman	Common	400,000	*
Directors and Officers as a Group	Common	1,736,512	1.7%

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

(2)

Includes warrants to purchase 500,000 shares of common stock.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Investment in Convertible Debentures/Common Stock:

During the year ended December 31, 2009, we issued 740,000 shares of common stock and received $74,000 in proceeds from the exercise of warrants by Howard Shapiro (and related persons), a more than 5% shareholder.  In addition, the Company issued warrants to purchase 740,000 shares of common stock at an exercise price of $.25 per share, with a term of three years. We received in the aggregate $155,000 from the sale of convertible debentures to Mr. Shapiro.  These debentures are convertible at a range between $.10 and $.05 per share into shares of the Company’s common stock, and include warrants to purchase 500,000 shares of stock.  We restructured certain convertible notes held by Mr. Shapiro (and related persons), in connection with which the conversion price was reduced from $.10 to $.05per share and certain outstanding warrants were cancelled.  During August, 2010, Mr. Shapiro purchased 333,333shares of our common stock, at a price per share of $.15.

Line of Credit Agreement/Investments:

During the year ended December 31, 2009, we issued 3,660,400 shares of common stock to Chris Maggiore, a significant shareholder, and received $218,020 in proceeds from the sale of stock and exercise of warrants.   In addition, the Company issued warrants to purchase 700,000 shares of common stock at an exercise price of $.25 per share, with a term of three years.

During the year ended December 31, 2010 we issued 2,107,666 shares of common stock and received proceeds of $210,766 from the sale of common stock. In April of 2010, we entered into a line of credit agreement with Christopher Maggiore, a significant shareholder.  Under the terms of this line of credit agreement, the shareholder agrees to advance, upon request, a maximum of $675,000 as needed.   This Line of credit Agreement terminates by its terms April 24, 2011.  The advances are to be repaid on or before April 24, 2012 with interest accrued at the rate of 7% annually.  During 2010 we received advances totaling $373,600 , and accrued interest totaling $4,209.  During the quarter ended December 31, 2010, we issued an aggregate of 1,940,000 shares of common stock to Mr. Maggiore as follows:  (i) 838,986 shares were issued upon exercise of outstanding warrants at an average exercise price of $.23 per share (the shareholder paid the exercise price by forgiving $188,898 in indebtedness owing to the shareholder) and (ii) 1,101,014 shares (valued at $374,344) were issued in full satisfaction of the approximately $110,000 in remaining principal amount plus accrued interest owing to this related party in connection with advances made to us.  In connection with this loan repayment we incurred finance charges of $259,293.  As of December 31, 2010 there is a balance due of $12,000.

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

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)).   In addition, Mr. Baer has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses.  We incurred approximately $281,000 and $$196,000 in rent expense during fiscal 2009 and 2010, respectively.

Guarantees – In May, 2010, we entered into an indemnity agreement under which we indemnified Mr. Baer for any liability incurred in connection with guarantying company obligations.  We also issued Mr. Baer warrants to purchase 500,000 shares of common stock as compensation for prior loan guarantees he made with respect to company indebtedness. These warrants have an exercise price of $.15 (cashless) and a term of 3 years. The warrants were valued at $405,925 using the Black Scholes pricing model with the following assumptions: volatility 137.66%; annual rate of dividends 0%; discount rate 3.1%.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and 10-K reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $66,000 and $61,000 for 2010 and 2009, respectively.

Audit-Related Fees

There were no fees for assurance and related services for 2010 or 2009.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning services during 2010 or 2009.

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

HEALTH ENHANCEMENT PRODUCTS, INC.
By: /s/ John Gorman
Date: April 15, 2011	John Gorman Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

By: /s/ John Gorman

(John Gorman)

Director

April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Health Enhancement Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Enhancement Products, Inc. and Subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2010 and 2009 and, as of December 31, 2010, has a significant working capital and stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

April 15, 2011

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2009	December 31, 2010
CURRENT ASSETS:
Cash	$-	$15,603
Inventories	4,197	10,554
Prepaid Expenses	90,607	10,855
Total Current Assets	94,804	37,012
PROPERTY AND EQUIPMENT, NET	177,190	170,259
OTHER ASSETS:
Definite-life intangible Assets, net	9,134	8,168
Deposits	120,667	124,482
Total Other Assets	129,801	132,650
TOTAL ASSETS	$401,795	$339,921

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Cash Overdraft	$9,517	$-
Accounts Payable	541,857	455,592
Loan payable, related party		12,000
Loan Payable, Other	58,117	-
Current portion, long term debt	5,585	3,516
Customer deposits		25,194
Deferred revenue, current	-	15,000
Obligation to Issue Common Stock	636,262	50,000
Convertible Debentures Payable, less discount of $15,229 and $18,936
at December 31, 2009 and 2010	84,771	157,064
Accrued Payroll	39,262	32,892
Accrued Payroll Taxes	144,130	5,305
Derivative liability	2,229,044	-
Accrued Liabilities	26,324	23,980
Total Current Liabilities	3,774,869	780,543
LONG TERM LIABILITIES:
Notes payable, less current portion	3,168	-
Deferred revenue, non-current	-	235,000
Convertible Debenture Payable, net of Discount of $114,831 and $71,037
at December 31, 2009 and 2010	251,269	104,063
Deferred rent expense	158,091	171,995
Total Long term Liabilities	412,528	511,058
TOTAL LIABILITIES	4,187,397	1,291,601
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized (December 31, 2009) 150,000,000 shares authorized (December 31, 2010)
78,636,332 and 92,705,351 issued and outstanding at
December 31, 2009 and 2010	78,636	92,705
Additional Paid-In Capital	15,543,488	25,485,816
Accumulated deficit	(19,407,726)	(26,530,198)
Total Stockholders' Deficit	(3,785,602)	(951,680)
	$401,795	$339,921

The accompanying notes are an integral part of these financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2009	December 31, 2010

REVENUES:
Net sales	$25,140	$77,725
Licensing fees	-	5,000
Minimum exclusive distribution fees	54,000	-

TOTAL REVENUES	79,140	82,725

COSTS AND EXPENSES:
Cost of sales	63,693	51,807
Selling	225,132	96,790
General and Administrative	827,451	1,235,975
Professional fees and Consulting Expense	624,214	2,363,625
Contract termination fee	652,500	-
Research and Development	339,315	395,573

Total Operating Expenses	2,732,305	4,143,770

LOSS FROM OPERATIONS	(2,653,165)	(4,061,045)

OTHER INCOME (EXPENSE):
Other income - rent	18,900	-
Fair Value of Derivative Liability	1,532,276	(2,223,991)
Amortization of Bond Interest	(245,060)	(162,371)
Vendor settlements	10,107	4,116
Finance costs paid in stocks and warrants	(74,165)	(665,218)
Interest Expense	(5,753)	(13,964)

Total Other Income (Expense)	1,236,305	(3,061,428)

NET LOSS	$(1,416,860)	$(7,122,473)

BASIC AND DILUTED LOSS
PER SHARE	$(0.02)	$(0.08)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	73,652,154	87,161,757

The accompanying notes are an integral part of these financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 1, 2009 THROUGH DECEMBER 31, 2010

	Common Stock		Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2009	59,478,045	$59,478	$17,411,793	$ 17,990,866)	$ (519,595)

Issuance of common stock to employees	2,549,381	2,549	252,389	-	254,938
Issuance of common stock warrants to employees	-	-	32,210	-	32,210
Issuance of common stock to consultants	3,498,000	3,498	335,572	-	339,070
Issuance of common stock warrants to consultants	-	-	95,125	-	95,125
Common stock issued pursuant to private placements	6,360,400	6,360	406,660	-	413,020
Conversion of convertible debentures	203,227	203	50,605	-	50,808
Common stock issued for finder’s fees	800,000	800	(800)	-	-
Exercise of warrants	5,747,273	5,747	588,252	-	593,999
Discount on convertible debt	-	-	162,100	-	162,100
Finance costs paid in common stocks and warrants	-	-	74,165	-	74,165
Finder’s fees - common stock and warrants to be issued	-	-	(103,263)	-	(103,263)
Derivative adjustments	-	-	(3,761,320)	-	(3,761,320)
Net loss	-	-	-	(1,416,860)	(1,416,860)

Balance, December 31, 2009	78,636,326	78,636	15,543,487	(19,407,726)	(3,785,603)

Issuance of common stock warrants for directors’ fees	-	-	137,930	-	137,930
Issuance of common stock warrants to employees	-	-	87,500	-	87,500
Issuance of common stock for services	979,341	979	498,331	-	499,310
Issuance of common stock warrants for services	-	-	1,743,541	-	1,743,541
Conversion of convertible debentures	508,457	509	117,629	-	118,138
Issuance of common stock for finder’s fees	225,000	225	36,175	-	36,400
Issuance of common stock warrants for finder’s fees	-	-	66,863	-	66,863
Exercise of warrants	11,190,213	11,190	1,893,437	-	1,904,627
Discount adjustment on convertible debt	-	-	122,284	-	122,284
Warrants issued for indemnity agreement	-	-	405,925	-	405,925
Issuance of common stock in repayment of loan	1,166,014	1,166	379,679	-	380,845
Derivative adjustments	-	-	4,453,035	-	4,453,035
Net loss	-	-	-	(7,122,473)	(7,122,473)

	92,705,351	$92,705	$25,485,816	$(26,530,199)	$ (951.680)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2009	December 31, 2010
Cash Flows for Operating Activities:
Net Loss	$(1,416,860)	$(7,122,473)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stocks and warrants issued for services rendered	519,980	1,852,797
Warrants issued as payment of directors’ fees		137,930
Warrants issued as payment of finance costs	74,165	607,568
Warrants issued for finders’ fees		66,863
Amortization of prepaid consulting fees	66,225	85,400
Vendor settlements		(4,417)
Amortization of bond discount	245,060	162,371
Amortization of intangibles	967	966
Depreciation expense	32,392	36,560
Fair value adjustment of derivative liability	(1,532,276)	2,223,991
Increase in deferred rent	31,645	13,904
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	49,334	-
(Increase) Decrease in inventories	39,572	(6,357)
(Increase) in prepaid expenses	(10,982)	(5,648)
Increase in customer deposits		25,194
Increase (decrease) in accounts payable	47,082	(76,848)
Increase in payroll and payroll taxes	178,925	(145,074)
Increase in deferred revenue		250,000
(Increase) Decrease in deposits	1,348	(3,815)
Increase in obligation to issue common stock	533,000	460,692
Increase (Decrease) in accrued liabilities	(9,696)	671
Net Cash (Used) by Operating Activities	(1,150,119)	(1,439,727)
Cash Flows from Investing Activities:
Capital expenditures	(14,387)	(29,629)
Net Cash (Used) by Investing Activities	(14,387)	(29,629)
Cash Flow from Financing Activities:
Cash Overdraft	9,517	(9,517)
Proceeds from loans payable, others	41,500	-
Proceeds from loans payable, related party	-	373,600
Payments of other borrowings	(8,131)	(5,237)
Repayment of loans payable, others	-	(51,617)
Proceeds from issuance of convertible debentures	155,100	-
Proceeds from sale of common stock and warrants	966,520	1,177,730
Net Cash Provided by Financing Activities	1,164,506	1,484,959
Increase (Decrease) in Cash	(0)	15,603
Cash at Beginning of Period	-	-

Cash at End of Period	$(0)	$15,603
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,734	$7,290
Income taxes	$-	$-

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

The Company agreed to issue 65,000 shares of stock valued at $36,400 and warrants to purchase 130,000 shares of stock valued at $66,862 for finder’s fees.  The Company recognized a derivative liability for warrants issued in excess of its authorized shares, valued at $3,761,320.  The original issuance liability was calculated using the Black Scholes pricing model, with the following assumptions: volatility from 123.94% to 295.46%, annual rate of dividends 0%, discount rate 3.1%.

The Company issued 167,273 shares of common stock to an employee upon exercise of cashless warrants.  The Company issued warrants to purchase 233,333 shares of common stock to Peter Vitulli, its former CEO.  These warrants were valued at $74,165 using the Black Scholes pricing model, with the following assumptions:  volatility 134.45, annual rate of dividends 0%, discount rate 3.1%

For the year ended December 31, 2010:

The Company converted $115,000 in debentures and $3,138 in accrued interest into 508,457 shares of common stock.

The Company issued 2,110,000 shares of stock, valued at $945,813, and warrants to purchase 500,000 shares of common stock, valued at $477,554, in satisfaction of an obligation to issue common stock. The Company issued 95,000 shares of common stock valued at $50,500 in payment of finder’s fees.

The Company issued Changing Times Vitamins, Inc. (CTV) 750,000 shares (valued at $352,500) owing to CTV in connection with a termination agreement. In connection with this transaction, CTV waived its right to exercise warrants to purchase 750,000 shares of the Company’s common stock until the number of its authorized shares was increased to at least 125,000,000. Effective June 23, 2010, the authorized shares were increased to 150,000,000.

The Company issued 1,970,000 shares of common stock in full satisfaction of a loan from a related party totaling $303,949.  And the Company issued 6,095 shares of common stock upon the exercise of a cashless warrant. In addition, the Company issued 400,000 warrants valued at $137,930 for directors’ fees, 200,000 warrants valued at $_59,738 to a director for science advisory services, and 250,000 warrants valued at $87,500 to an employee for services.

Additionally, the Company recognized an additional derivative liability valued at $3,048,306 for warrants issued in excess of its authorized shares for the year ended December 31, 2010.

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

NOTE 2 – BASIS OF PRESENTATION

The Company incurred net losses of $7,122,473 and $1,416,860  during the years ended December 31, 2010 and 2009, respectively. In addition, the Company had a working capital deficiency of $743,531 and a stockholders’ deficiency of $951,680 at December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Although we have recently signed an exclusive worldwide distribution agreement, there can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the year ended December 31, 2010, the Company:

•

generated approximately $78,000 in revenues;

•

raised an aggregate amount of approximately $1,178,000 through the exercise of common stock warrants;

•

received $255,000 as a license fee from our exclusive worldwide distributor.  The Company is recognizing this income on a straight line basis over 17 years.  During 2010 the Company recognized $5,000 of income and deferred $250,000.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. We anticipate that revenues from our exclusive distribution agreement will generate enough revenues to cover our ordinary operating expenses; however we will still need to rely upon outside sources of funding to continue our research initiatives.  There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned Subsidiaries, Health Enhancement Corporation and HEPI Pharmaceuticals, Inc. All significant inter-company transactions and accounts have been eliminated in consolidation.

Accounting Estimates - The Company’s consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice and other assumptions believed to be reasonable.  The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company’s consolidated financial statements.

Cash and Cash Equivalents - The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories – Inventories are stated at the lower of cost or market, on a first-in, first-out basis.

Property and Equipment – Property and equipment consists of furniture, office equipment, and leasehold improvements, and is stated at cost less accumulated depreciation and amortization. Repair and maintenance costs that do not improve service potential or extend the economic life of an existing fixed asset are expended as incurred.  Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally five to seven years.

Fair Value of Financial Instruments – FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820 are used to measure fair value.

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

The Company’s financial instruments include cash and equivalents, accounts payable, loans payable, obligations to issue common stock, accrued expenses and current portion of long-term debt.  All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts payable, loans payable, obligations to issue common stock, accrued expenses and current portion of long-term debt approximate fair value because of the short term maturity of these instruments.  The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

Fair Value Measurements -   In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation.  The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3.  The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the Level 3 disaggregation, which is effective for the fiscal years beginning January 1, 2011. The Company adopted this guidance on the Company’s consolidated financial position, results of operations and cash flows.

Revenue Recognition – For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company recognized no such provision for the 12 months ended December 31, 2008.

Research and Development - Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories:

•

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. Research expenses were approximately $110,000 and $129,000 for the years ended December 31, 2010 and 2009, respectively;

•

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $286,000 and $210,000 for the years ended December 31, 2010 and 2009, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

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

During 2010 and 2009, warrants were granted to employees and consultants of the Company.  As a result of these grants, the Company recorded compensation expense of $1,968,971 and $98,403 during the years ended December 31, 2010 and 2009 respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2009	2010
Expected volatility	86.17% to 294.35%	123.94% to 297.46%
Expected dividends	0%	0%
Expected term	3.32 years	3.32 years
Risk free rate	4.32%	3.1%

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

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants and convertible debt – 29,945,401 and 23,073,999 shares at December 31, 2009 and 2010 respectively) are anti-dilutive.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents.

The Company maintains cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 at times during the year.

In addition, in 2010 the company entered into an exclusive worldwide distribution agreement which makes them effectively reliant on one customer.

Shipping and Handling Costs – Shipping and handling costs of approximately $0 and $2,000 for the years ended December 31, 2010 and 2009 are included in cost of sales.

Advertising Costs – The Company expenses the costs of advertising in the period in which the advertising takes place.  Advertising expense was approximately $7,000 and $15,000 for the years ended December 31, 2010 and 2009.

Reclassifications – Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

Recently-Enacted Accounting Standards –

Recent Accounting Pronouncements

Effective August 1, 2009, the Company adopted a provision in accordance with ASC guidance for earnings per share (originally issued as FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities”).  This guidance establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method.  The adoption of the ASC did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The Company's adoption of this updated guidance was not significant to our consolidated financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events. As a result of this updated guidance, public filers must still evaluate subsequent events through the issuance date of their financial statements; however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures. This amended guidance became effective upon its issuance on February 24, 2010 at which time the Company adopted this updated guidance.

Accounting Codification Standards - In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105, “Generally Accepted Accounting Principles” (“ASC 105”).  On July 1, 2009, the FASB completed ASC 105 as the single source of authoritative U. S. generally accepted accounting principles (“GAAP”), superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants.  ASC 105 reorganizes the authoritative literature comprising U. S. GAAP into a topical format that eliminates the current GAAP hierarchy.  ASC 105 is effective for the company in its year ended December 31, 2010.  ASC 105 is not intended to change U. S. GAAP and will have no impact on the company’s consolidated financial position, results of operations or cash flows.  However, since it completely supersedes existing standards, it will affect the way the Company references authoritative accounting pronouncements in its financial statements and other disclosure documents.

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

NOTE 4 - INVENTORIES

Inventories at December 31, 2009 and 2010 consist of the following:

	December 31, 2010	December 31, 2009

Raw Materials	$5,650	$4,197
Finished Goods	4,904	-0-

	$10,554	$4,197

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2010 consist of the following:

	December 31, 2010	December 31, 2009

Furniture & fixtures	$51,617	$49,466
Equipment	112,879	85,402
Leasehold improvements	143,639	143,639

	308,135	278,507
Less accumulated depreciation and amortization	(137,876)	(101,316)

	$170,259	$177,191

Depreciation and amortization was $32,392 and $36,561 for the years ended December 31, 2009 and 2010, respectively.

NOTE 6 – DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at December 31, 2009 and 2010 consist of the following:

	December 31, 2010	December 31, 2009

Patent applications pending	$14,501	$14,500
Less: accumulated amortization	6,334	5,368
	$8,168	$9,132

The Company’s definite-life intangible assets are being amortized, upon being placed in service, over 15 years, the estimated useful lives of the assets, with no residual value. Amortization expense was $967 and $967 for the years ended December 31, 2009 and 2010, respectively.

NOTE 7 – LOAN PAYABLE – RELATED PARTY

In April of 2010 the Company entered into a line of credit agreement with a significant shareholder.  Under the terms of this line of credit agreement, the shareholder agrees to advance, upon request, a maximum of $675,000 as needed.   The advances are to be repaid on or before April 24, 2012 with interest accrued at the rate of 7% annually.  During 2010 the Company received advances totaling $299,700, and accrued interest totaling $4,209.During the quarter ended December 31, 2010, we issued an aggregate of 1,940,000 shares of common stock to Mr. Maggiore as follows:  (i) 838,986 shares were issued upon exercise of outstanding warrants at an average exercise price of $.23 per share (the shareholder paid the exercise price by forgiving $188,898 in indebtedness owing to the shareholder), and 1,101,014 shares (valued at $374,344) were issued in full satisfaction of the approximately $110,000 in remaining principal amount plus accrued interest owing to this related party in connection with advances made to us.  In connection with this loan repayment the Company incurred finance charges of $259,293.  As of December 31, 2010 there is a balance due of $12,000, and the credit still available to the Company, until April 24, 2011, is $663,000.

NOTE 8 – LONG TERM DEBT

Long term debt at December 31, 2009 and 2010 consists of the following:

Installment note bearing interest at 8.8% per annum
and due March, 2011. The loan is secured by certain
equipment of the Company
	December 31, 2010	December 31, 2009

	$3,516	$8,753
Less current portion	3,516	5,585
	$-	$3,168

NOTE 9 – CONVERTIBLE DEBT

During the year ended December 31, 2010, $115,000 of convertible debentures and $3,137 in accrued interest was converted into 508,457 shares of common stock. In connection with the conversion, the Company wrote off unamortized discount of $10,625 Amortization of the debt discount on the remaining notes was $151,746 for the year ended December 31, 2010.

Convertible debt consists of the following:
	December 31, 2010	December 31 2009

Convertible notes payable, net of unamortized discount
of $89,973 and $130,060 respectively	$261,127	$336,040

Less: Current portion	157,064	84,771

Long term portion	$104,063	$251,269

These notes bear interest at 1% per annum and are due at various dates from January 2, 2011 through November 9, 2012.

Amortization of the debt discount on all convertible debt was $245,060 and $162,371 for the year ended December 31, 2009 and 2010.

NOTE 10 - DERIVATIVE LIABILITY

The Company reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). We valued these options and warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. The valuation resulted in a reclassification from stockholders’ equity for the year ended December 31, 2010 of $3,048,306 . As of December 31, 2010, the derivative liability has been reclassified to additional paid in capital, since the Company obtained stockholder approval to increase the total authorized common stock to 150,000,000 shares, which was effective June 23, 2010.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Line of Credit

In April, 2010, we obtained a $675,000 line of credit from Chris Maggiore, a significant shareholder (See Note 7). At November 16, 2010, $299,740 had been drawn against this line of credit and $4,209 in interest had been accrued.  During the quarter ended December 31, 2010, we issued an aggregate of 1,940,000 shares of common stock to Mr. Maggiore as follows:  (i) 838,986 shares were issued upon exercise of outstanding warrants at an average exercise price of $.23 per share (the shareholder paid the exercise price by forgiving $188,898 in indebtedness owing to the shareholder), and 1,101,014 shares (valued at $374,344) were issued in full satisfaction of the approximately $110,000 in remaining principal amount plus accrued interest owing to this related party in connection with advances made to us.  Subsequently on December 27, 2010 Mr. Maggiore advanced the company $12,000, which represents the outstanding balance due on the balance sheet as of December 31, 2010.

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

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)). In addition, Mr. Baer has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse Mr. Baer for 70% of such expenses. We incurred approximately $196,000 in rent expense for the year ended December 31, 2010.

Marketing Consultant/Distributorship Agreement

In 2008, we entered into an agreement with Mr. Baer, a significant shareholder, to provide marketing services to us, in consideration for which we would pay commissions at the rate of $.50 per bottle for every bottle sold under this agreement. We paid no commissions under this Agreement. In April of 2009, we amended this agreement to grant to Changing Times Vitamins, Inc. (“CTV”), a company controlled by Mr. Baer, worldwide distribution and marketing rights to our product. This agreement called for minimum monthly sales levels and a term of two years. We recognized $54,000 in minimum distribution fees in 2009. This contract was terminated by mutual agreement in October of 2009. In exchange for the termination of this contract, CTV received cash payments of $300,000 and was issued 750,000 shares of common stock, which were valued for financial reporting purposes at $352,500. During the quarter ended March 31, 2010, prior to consummation of the increase in our authorized shares, the Company issued CTV the 750,000 shares owing to CTV in connection with the termination agreement. In connection with this transaction, Mr. Baer waived his right to exercise warrants to purchase 750,000 shares of the Company’s common stock until the number of its authorized shares is increased to at least 125,000,000. Effective June 23, 2010, the authorized shares were increased to 150,000,000, by stockholder approval.

Board of Directors fees

During the third quarter, the Company issued warrants to purchase 200,000 shares of stock to a new board member.  These warrants have an exercise price of $.225 (cashless) and a term of 3 years.  The warrants were valued at $82,343 using the Black Scholes pricing model with the following assumptions:  volatility 130.77%; annual rate of dividends 0%; discount rate 3.1%. During the fourth quarter the Company issued warrants to purchase 200,000 shares of stock to a new board member.  These warrants have an exercise price of $.225 and a term of 3 years.  The warrants were valued at $55,587 using the Black Scholes pricing model with the following assumptions:  volatility 126.47%; annual rate of dividends 0%; discount rate 3.1%.

NOTE 12 – LICENSE AGREEMENT

On September 2, 2010, the Company entered into a multi-year exclusive worldwide License Agreement (“Agreement”) for its ProAlgaZyme ® product (“Product”) with a distributor of health and nutritional products, Zus Health, LLC (“Zus”) (this agreement was assigned by Zus to Ceptazyme, LLC (Zus’ successor).  Under the terms of the Agreement, Ceptazyme, LLC has the exclusive right to distribute the Product to customers and distributors worldwide, excluding pharmaceutical applications and food, supplement and medicinal ingredient applications outside of multi-level, network or affiliate marketing (“MLM”).  The Company reserved the right to market and sell isolates and natural and synthetic derivatives of the Product in pharmaceutical applications, as well as ingredient applications outside of MLM.  The Agreement prohibits the Company from selling ProAlgaZyme for the benefit of customers and distributors worldwide, other than for pharmaceutical and ingredient applications. The Company is also prohibited from selling any product in the MLM market.  The Company has received a payment of $255,000, as provided in the Agreement, for the exclusive distribution rights through December 31, 2010.  $250,000 of this payment has been recorded as deferred revenue, and is being amortized over seventeen years,.  Our receipt of minimum payments under the Ceptazyme, LLC Agreement is subject to among other conditions our product meeting the FDA’s GRAS standard, which we are currently working on. The Agreement remains in effect until the expiration of the last patent with respect to the Product, subject to earlier termination as provided in the Agreement.  The Company and Ceptazyme agreed to waive the minimum payment provisions with respect to the first quarter of 2011, while packaging issues were being resolved.

NOTE 13 - STOCKHOLDERS’ DEFICIENCY

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

During the fourth quarter of 2009, the Company issued 1,030,000 shares of common stock upon exercise of warrants, and received $131,500.  In addition, the Company issued 100,000 shares of stock and received proceeds of $10,000.

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

During the quarter ended December 31, 2010, we issued an aggregate of 1,940,000 shares of common stock to a related party as follows:  (i) 838,986 shares were issued upon exercise of outstanding warrants at an average exercise price of $.23 per share (the shareholder paid the exercise price by forgiving $188,898 in indebtedness owing to the shareholder) and (ii) 1,101,014 shares (valued at $374,344) were issued in full satisfaction of the approximately $110,000 in remaining principal amount plus accrued interest owing to this related party in connection with advances made to us.  In connection with this loan repayment we incurred finance charges of $259,293.  The Company issued 333,000 shares of common stock valued at $129,410 to consultants for services.   124,392 shares of common stock were issued to a science board member for his services, valued at $50,000.  The Company issued 6,095 shares of common stock upon the exercise of a cashless warrant. The Company issued warrants to a board member valued at $55,587 for director’s fees.  These warrants have a term of three years at an exercise price of $.225 per share.  The warrants were valued using the Black Scholes pricing model with the following assumptions:  volatility 126.47%; annual rate of dividends 0%; discount rate 3.1%.  In addition, the Company issued 250,000 warrants to an employee valued at $87,500 for services.  These warrants have a term of three years at an exercise price of $.15 per share.  The warrants were valued using the Black Scholes pricing model with the following assumptions:  volatility 126.47%; annual rate of dividends 0%; discount rate 3.1%.  Finally, the Company issued 200,000 warrants valued at $59,738 to a board member for science advisory services.  These warrants have a term of three years at an exercise price of $.225 per share.  The warrants were valued using the Black Scholes pricing model with the following assumptions:  volatility 129.00%; annual rate of dividends 0%; discount rate 3.1%.

A summary of the status of the Company’s warrants is presented below.

	December 31, 2010		December 31, 2009
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	22,723,401	0.50	2,107,373	0.55

Issued	3,880,000	0..21	8,963,333	0.10

Exercised	(9,951,402)	0.13	5,820,000)	0.10

Expired	795,000	0.50	(527,305)	1.10

Outstanding, end of period	15,856,999	$ 0.17	22,723,401	$ 0.50

Warrants outstanding and exercisable by price range as of December 31, 2010 were as follows:

	Outstanding Warrants		Exercisable Warrants
		Average
		Weighted		Weighted
		Remaining		Average
		Contractual		Exercise
		Life in Years	Number	Price
Range	Number
$0.10	7,168,666	0.56	7,168,666	$ 0.10
$0.15	2,083,333	1.40	2,083,333	$ 0.15
$0.23	600,000	2.83	600,000	$ 0.23
$0.25	4,990,000	1.69	4,990,000	$ 0.25
$0.50	1,015,000	1.14	1,015,000	$ 0.50

	15,856,999	1.14	15,856,999	$ 0.17

NOTE 14- INCOME TAXES

At December 31, 2010 the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $16,300,000, which may be applied against future taxable income, if any, at various dates from 2025 through 2030. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2010 the Company had a deferred tax asset of approximately $6,500,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal and State Statutory Rate of 40% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $500,000 in 2010.

NOTE 15 – CONCENTRATIONS

Major Customers - The Company has a significant dependence on its exclusive distributor, Xooma Worldwide, as previously disclosed in Note 12 to these financial statements.

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

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)).   In addition, Mr. Baer has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse Mr. Baer for 70% of such expenses.  We incurred approximately $197,000 in rent expense during fiscal 2010.

The future minimum lease payments related to the Amended and Restated Sublease, as revised in October 2009, and the new lease occupied April 2011, are as follows:

Year Ending December 31,
2011	$258,359
2012	281,063
2013	123,882
2014	48,156
$711,460

Business Services Agreement - On October 19, 2009, the Registrant and Great Northern Reserve Partners, LLC (“GNRP”) entered into a Business Services Agreement (“Agreement”), which supersedes the prior agreement between them entered into in February, 2009 (“February Agreement”).

The Registrant entered into the Agreement to continue the pursuit of its strategic product and business development objectives.  GNRP was issued 500,000 shares of the Registrant’s Common Stock in connection with the execution of the Agreement, in full payment of any and all amounts owing under the February Agreement (approximately $142,000 per GNRP) and in recognition of GNRP’s contribution to the achievement of recent product testing results.  In addition, GNRP will be compensated based on hours expended, sales and other payments (licensing payments, etc.) received by the Registrant, and the achievement of specified milestones.

Workers’ Compensation – The Company does not carry workers’ compensation insurance, which covers on the job injury.

Guarantees – In May, 2010, we entered into an indemnity agreement under which we indemnified Mr. Baer for any liability incurred in connection with guarantying company obligations.  We also issued Mr. Baer warrants to purchase 500,000 shares of common stock as compensation for prior loan guarantees he made with respect to company indebtedness. These warrants have an exercise price of $.15 (cashless) and a term of 3 years. The warrants were valued at $405,925 using the Black Scholes pricing model with the following assumptions: volatility 137.66%; annual rate of dividends 0%; discount rate 3.1%.

NOTE 17 – SUBSEQUENT EVENTS

During the first quarter of 2011, the Company issued 1,800,000 shares of stock and received $180,000 in proceeds for warrant exercises. The Company issued 400,000 shares of common stock and warrants to purchase 600,000 shares and received proceeds of $50,000. The Company issued 100,000 shares of common stock, valued at $24,000, for services.

The Company signed a lease for a new facility. This lease is for 9,868 square feet of office/manufacturing space, is effective April 1, 2011 and is for a 42 month term. The monthly rental is $5,427 with annual increases of approximately 5%.

The Company terminated its month to month lease for its bottling facility. Monthly rent was $3,300 per month for 2,300 square feet. This building has been vacated and our bottling equipment has been moved to our new location.

In addition, the Company sold convertible notes in the principal amount of $62,500 and warrants to purchase 750,000 shares of common stock.  The notes/warrants have a conversion/exercise price of $.125 per share.

EXHIBIT INDEX

Exhibit Number	Title

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended
3.2	By-laws of the Company	(1)
4.1	Form of Convertible Note Subscription Agreement dated July/August 2007	(2)
4.2	Form of Convertible Note dated July/August 2007	(3)
4.3	Form of Warrant (Convertible Note Offering)	(4)
4.4	Form of Amended and Restated Convertible Note
4.5	Form of Common Stock Purchase Warrant (issued as inducement to warrant exercise)
10.02	Amended and Restated Sublease between Howard R. Baer and the Company, dated April 12, 2006	(5)
10.03	Letter Agreement amending Amended and Restated Sublease between Howard R. Baer and the Company, dated April6, 2006
10.06	Termination and Mutual Release Agreement between Changing Times Vitamins, Inc. and the Company, dated October 1, 2009, terminating Distribution and Services Agreement between them
10.07	Contract for Services between Great Northern and Reserve Partners, LLC and the Company, dated October 19, 2009
10.08	Indemnity Agreement between Howard R. Baer and the Company, dated May 11, 2010	(6)
10.09	Warrant Agreement issued to Howard R. Baer and dated May 11, 2010	(7)
10.09	Line of credit Agreement between Chris Maggiore and the company dated April 24, 2010.	(8)
10.10	License Agreement between Zus Health LLC and the Company dated September 2, 2010
14.1	Code of Ethics
21	Subsidiaries of the Registrant	(9)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)

Filed as Exhibit 10.1 to our 10Q filed with the Commission May 17, 2010 and incorporated by this reference.

(7)

Filed as Exhibit 10.2 to our 10Q filed with the Commission May 17, 2010 and incorporated by this reference.

(8)

Filed as Exhibit 10.3 to our 10Q filed with the Commission August 12, 2010 and incorporated by this reference.

(9)

Filed as the same Exhibit number to our Form 10-KSB, filed with the Commission on May 17, 2005, and incorporated by this reference.