Form 10-Q
period 2011-03-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2011-05-20
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

   Yes      . No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 95,071,693 shares of common stock, $0.001 par value, outstanding at May 18, 2011.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

(Inapplicable items have been omitted)

-ii-

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$15,603
Accounts receivable	2,558	-
Inventories	11,448	10,554
Prepaid Expenses	7,019	10,855
Total Current Assets	21,025	37,012
PROPERTY AND EQUIPMENT, NET	166,724	170,259
OTHER ASSETS:
Definite-life intangible Assets, net	7,926	8,168
Deferred Finance Costs, net	54,359	-
Deposits	125,117	124,482
Total Other Assets	187,402	132,650
	$375,151	$339,921
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Cash Overdraft	$17,381	$-
Accounts Payable	515,038	455,589
Customer deposits	-	25,194
Loan Payable, related party	12,216	12,000
Obligation to issue common stock and warrants	50,000	50,000
Deferred revenue	15,000	15,000
Convertible Debenture Payable, less Discount of $16,894 and
$18,936 at March 31, 2011 and December 31, 2010	226,606	157,064
Current portion, long term debt	2,329	3,516
Accrued Payroll	28,952	32,892
Accrued Payroll Taxes	23,002	5,305
Accrued Liabilities	53,624	23,980
Total Current Liabilities	944,149	780,540
LONG TERM LIABILITIES:
Convertible Debenture Payable, less Discount of $100,431		-
and $71,037 at March 31, 2011 and December 31, 2010	69,669	104,063
Deferred revenue, noncurrent	231,250	235,000
- Deferred rent expense	173,837	171,995
Total Long term Liabilities	474,756	511,058
COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	1,418,905	1,291,598
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value,
100,000,000 shares authorized
95,071,693 and 92,705,351 issued and outstanding at
March 31, 2011 and December 31, 2010	95,072	92,705
Additional Paid-In Capital	25,858,656	25,485,816
Accumulated deficit	(26,997,482)	(26,530,198)
Total Stockholders' Deficit	(1,043,755)	(951,677)
	$375,151	$339,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three		For the three
	Months ended		Months ended
	March 31, 2011		March 31, 2010

REVENUES:
Net Sales	$32,579		$14,043
Licensing Fee	3,750

Total Revenues	36,329		14,043

COSTS AND EXPENSES:
Cost of Sales	39,529		3,620
Selling	5,112		26,237
General and Administrative	113,257		76,103
Professional fees and Consulting expense	199,406		768,030
Research and Development	106,911		102,989

Total Costs and Expenses	464,215		976,979

LOSS FROM OPERATIONS	(427,886)		(962,936)

OTHER INCOME (EXPENSE):
Fair Value Adjustment of
Derivative Liability	-		(4,464,607)
Amortization of Bond Discount	(35,149)		(62,745)
Amortization of Deferred Finance Costs	(3,348)	-	-
Interest expense	898		(6,749)

Total Other Income (Expense)	(39,395)		(4,534,101)

NET LOSS	$(467,281)		$(5,497,037)

BASIC AND DILUTED LOSS
PER SHARE	$($0.00)		$($0.07)

WEIGHTED AVERAGE
BASIC AND DILUTED
SHARES OUTSTANDING	94,020,542		79,224,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Cash Flows for Operating Activities:
Net Income (Loss)	$(467,281)	$(5,497,037)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock and warrants issued for services rendered	25,000	102,000
Amortization of prepaid consulting fees	-	39,662
Amortization of deferred finance costs	3,348
Amortization of bond discount	35,148	62,745
Amortization of intangibles	242	241
(Decrease) in deferred revenue	(3,750)
Depreciation expense	7,330	5,831
Fair value adjustment of Derivative Liability	-	4,464,607
Increase in deferred rent	1,839	7,435
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,558)	-
(Increase) in inventories	(894)	(15,800)
Decrease in prepaid expenses	3,836	2,003
(Increase) in security deposits	(635)	-
Increase (decrease) in accounts payable	59,446	(29,552)
(Decrease) in customer deposits	(25,194)
Increase (decrease) in payroll and payroll taxes	13,757	(73,453)
(Decrease) in sales tax payable	(1,275)	-
Increase in accrued liabilities	30,922	16,082
Net Cash (Used) by Operating Activities	(320,718)	(915,236)
Cash Flows from Investing Activities:
Capital expenditures	(3,795)	(2,152)
Net Cash (Used) by Investing Activities	(3,795)	(2,152)
Cash Flow from Financing Activities:
Cash overdraft	17,381
Proceeds of loan payable, related party	216
Repayment of bank overdraft		(9,517)
Repayment of loans payable, other	-	(7,690)
Payments of other borrowings	(1,187)	(3,335)
Proceeds from issuance of convertible debentures	62,500	-
Increase in obligation to issue common stock	-	477,554
Proceeds from sale of common stock and exercise of warrants	230,000	671,729
Net Cash Provided by Financing Activities	308,910	1,128,741
Increase (Decrease) in Cash	(15,603)	211,353
Cash at Beginning of Period	15,603	-
Cash at End of Period	$-	$211,353
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,780	$1,759
Income Taxes	$50	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2011:

During the quarter ended March 31, 2011, The Company issued convertible debentures for $62,500 in principal and recorded a discount on the debentures of $62,500.  As an inducement to further invest in the Company, warrants were repriced from $.25 to $.15, resulting in deferred finance costs of $57,706 .

Three Months Ended March 31, 2010:

During the quarter ended March 31, 2010, $15,000 of convertible debentures and $121 in accrued interest were converted into 302,425 shares of common stock.  The Company issued 750,000 shares of stock in satisfaction of an obligation to issue common stock in the amount of $352,500. The Company paid off a loan due a related party of $6,500 upon exercise of warrants to purchase common stock. In addition, the Company issued 50,000 shares upon exercise of warrants at $.10 per share.  The exercise price was paid through forgiveness of indebtedness in the form of accounts payable.  The Company recorded an obligation to issue 65,000 shares of common stock in payment of finder’s fees and valued these shares at $36,400.  The Company also issued 30,000 shares of common stock valued at $14,035 in payment of finder’s fees.  In addition, an obligation to issue 160,000 shares of common stock was recorded in payment of finder’s fees.  This stock was valued at $129,050. The Company also issued 500,000 shares of common stock valued at $160,000 in satisfaction of an obligation to issue common stock.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiaries (collectively, the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-K filed with the SEC on April 15, 2011.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011, or any other period.

The Company incurred net losses of $467,281 and $5,497,037 for the three months ended March 31, 2011 and 2010, respectively.  In addition, the Company had a working capital deficiency of $923,124 and a stockholders’ deficit of $1,043,755 at March 31, 2011.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first three months of 2011, the Company raised $230,000 in net proceeds from the exercise of common stock warrants and $62,500 from the issuance of convertible debentures.  There can be no assurance that the Company will be able to raise additional capital.

Although  the Company recently signed an exclusive worldwide distribution agreement, there can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

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

NOTE 2 – INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Raw materials	$11,448	$5,650
Finished goods	-	4,904

	$11,448	$10,554

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2011 and December 31, 2010 consists of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Furniture and fixtures	$51,617	$51,617
Equipment	112,879	112,879
Leasehold improvements	147,434	143,639

	311,931	308,135
Less accumulated depreciation and amortization	(145,207)	(137,876)

	$166,724	$170,259

 Depreciation and amortization was $7,330 and $5,831 for the three months ended March 31, 2011 and 2010  respectively.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Patent applications pending	$14,500	$14,500
Less: Accumulated amortization	(6,574)	(6,332)

	$7,926	$8,168

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the three months ended March 31, 2011 and 2010 was $242 and $242, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 5 – LOAN PAYABLE – RELATED PARTY

In April of 2010 the Company entered into a line of credit agreement with a significant shareholder. Under the terms of this line of credit agreement, the shareholder agreed to advance, upon request, a maximum of $675,000 as needed. The company’s ability to draw from this line of credit expires April 24, 2011, and advances are to be repaid on or before April 24, 2012 with interest accrued at the rate of 7% annually.  During 2010 the Company received advances totaling $299,700, and accrued interest totaling $4,209.During the quarter ended December 31, 2010,  the Company issued an aggregate of 1,940,000 shares of common stock to the shareholder as follows:  (i) 838,986 shares were issued upon exercise of outstanding warrants at an average exercise price of $.23 per share (the shareholder paid the exercise price by forgiving $188,898 in indebtedness owing to the shareholder), and 1,101,014 shares (valued at $374,344) were issued in full satisfaction of the approximately $110,000 in remaining principal amount plus accrued interest owing to this related party in connection with advances made to  the Company.  In connection with this loan repayment, the Company incurred finance charges of $259,293.  As of March 31, 2011, there is a principal balance due of $12,000, and accrued interest totaling $212.

NOTE 6 – LONG TERM DEBT:

Long term debt consists of the following:

Installment note, bearing interest at 8.8% per annum and	March 31, 2011	December 31, 2010
due November 2011. The loan is secured by certain of the	(Unaudited)
Company's equipment	$2,329	$6,345

Less current portion	2,329	3,177

	$-	$3,168

NOTE 7 – CONVERTIBLE DEBT

During the first quarter of 2011, the Company sold for aggregate consideration of $62,500, five 1% convertible notes of $12,500 each (Notes), and warrants to purchase 750,000 shares of common stock, at an exercise price of $.125 (Warrants) for a term of three years.  The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended,  upon 75 days written notice of the holder, into shares of common stock, at a rate equal to $.125 per share. Accrued interest will be paid on the maturity date in shares of Common Stock, valued at $.125 per share, and, unless the Convertible Note is converted prior to its maturity date, the principal amount of the Note may be repaid in cash or converted into common stock at a rate equal to $.125 per share

The Company recorded a deferred debt discount in the amount of $62,500, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates”, to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $19,750 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($42,750) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital. The Company is amortizing the debt discount over the term of the debt.   Amortization of the debt discount was $6,273 for the three months ended March 31, 2011.

In addition, as an inducement to make this investment, the Company agreed to reprice 1,240,000 warrants, reducing the exercise price from $.25 to $.15.  The Company incurred deferred finance costs of $57,707.  These costs will be amortized over three years.  For the three months ended March 31, 2011 the Company recognized $3,348 in deferred finance cost, and the balance of the finance costs, $54,359, was recorded in other assets.

Amortization of the debt discount on the remaining notes was $28,876 for the three months ended March 31, 2011.

Convertible debt consists of the following:	March 31, 2011	December 31, 2010
	(Unaudited)

Convertible notes payable, net of unamortized discount
of $120,191 and $130,060 respectively	$296,275	$261,127

Less: Current portion	226,606	157,064

Long term portion	$69,669	$104,063

NOTE 8 – OBLIGATION TO ISSUE COMMON STOCK

At March 31, 2011, the Company is obligated to issue, in the aggregate,400,000 shares of common stock at $.125 per share, to certain investors.  We have recorded a liability in the amount of $50,000, representing payment made in advance on subscriptions.

NOTE 9 – DEFERRED REVENUE

The Company received a license fee of $255,000 during the fourth quarter of 2010.  This license fee is being amortized over its useful life of 17 years.  The Company recognized  $5,000 in revenue during the year ended December 31, 2010, and has recognized $3,750 in revenue for the quarter ended March 31, 2011.

NOTE 10 - RELATED PARTY TRANSACTIONS

Line of Credit

In April of 2010 the Company entered into a line of credit agreement with a significant shareholder.  Under the terms of this line of credit agreement, the shareholder agreed to advance, upon request, a maximum of $675,000 as needed. The company’s ability to draw from this line of credit expires April 24, 2011, and advances are to be repaid on or before April 24, 2012 with interest accrued at the rate of 7% annually.  During 2010 the Company received advances totaling $299,700, and accrued interest totaling $4,209.During the quarter ended December 31, 2010,  the Company issued an aggregate of 1,940,000 shares of common stock to the shareholder as follows:  (i) 838,986 shares were issued upon exercise of outstanding warrants at an average exercise price of $.23 per share (the shareholder paid the exercise price by forgiving $188,898 in indebtedness owing to the shareholder), and 1,101,014 shares (valued at $374,344) were issued in full satisfaction of the approximately $110,000 in remaining principal amount plus accrued interest owing to this related party in connection with advances made to  the Company.  In connection with this loan repayment the Company incurred finance charges of $259,293.  As of March 31, 2011, there is a principal balance due of $12,000, and accrued interest totaling $212.

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

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)).   In addition, the lessor has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses.  We incurred approximately $55,000 in rent expense during the first quarter of 2011.

NOTE 11 – LICENSE AGREEMENT

On September 2, 2010, the Company entered into a multi-year exclusive worldwide License Agreement (“Agreement”) for its ProAlgaZyme ® product (“Product”) with a distributor of health and nutritional products, Zus Health, LLC (“Zus”) (this agreement was assigned by Zus to Ceptazyme, LLC (Zus’ successor).  Under the terms of the Agreement, Ceptazyme, LLC has the exclusive right to distribute the Product to customers and distributors worldwide, excluding pharmaceutical applications and food, supplement and medicinal ingredient applications outside of multi-level, network or affiliate marketing (“MLM”).  The Company reserved the right to market and sell isolates and natural and synthetic derivatives of the Product in pharmaceutical applications, as well as ingredient applications outside of MLM.  The Agreement prohibits the Company from selling ProAlgaZyme for the benefit of customers and distributors worldwide, other than for pharmaceutical and ingredient applications. The Company is also prohibited from selling any product in the MLM market.  In Novenber, 2010,the Company  received a payment of $255,000, as provided in the Agreement, for the exclusive distribution rights.  $246,250 of this payment has been recorded as deferred revenue, and is being amortized over seventeen years,.  Our receipt of minimum payments under the Ceptazyme, LLC Agreement is subject to among other conditions our product meeting the FDA’s GRAS standard, which we are currently working on. The Agreement remains in effect until the expiration of the last patent with respect to the Product, subject to earlier termination as provided in the Agreement.  The Company and Ceptazyme agreed to waive the minimum payment provisions with respect to the first quarter of 2011, while packaging issues were being resolved.  We anticipate the packaging to be completed by May 15, 2011 at which time we will begin shipments under the contract.

NOTE 12 - STOCKHOLDERS’ DEFICIT

During the quarter ended March 31, 2011, the Company issued 1,866,667 shares of common stock and received proceeds of $180,000 upon the exercise of warrants.  In addition, the Company issued 400,000 shares of common stock and received proceeds of $50,000 from investors.  Pursuant to a private placement, convertible debentures were issued during the quarter ended March 31, 2011, for which a discount of $62,500 was recorded, and warrants to purchase 1,240,000 shares of common stock were repriced, resulting in deferred finance costs of $57,706.   Finally, the Company issued 100,000 shares of common stock for services, valued at $25,000.

A summary of the status of the Company’s warrants is presented below.

	March 31, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	15,856,999	$0.17	22,723,401	$0.50

Issued	1,250,000	0.125	3,880,000	0.21

Exercised	(1,900,000)	0.10	(9,951,402)	0.13

Expired	(1,512,000)	0.10	(795,000)	0.50

Outstanding, end of period	13,694,999	$0.19	15,856,999	$0.17

Warrants outstanding and exercisable by price range as of March 31, 2011 were as follows:

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual	Exercise		Average
Range of	Number	Life in Years	Price	Number	Exercise Price

$ .10	3,756,666	0.54	$ 0.10	3,756,666	$ .10
0.125	1,250,000	2.75	0.125	1,250,000	0.125
0.15	3,323,333	1.80	0.15	3,323,333	0.15
0.225	600,000	2.60	0.225	600,000	0.225
0.25	3,750,000	1.49	0.25	3,750,000	0.25
0.50	1,015,000	1.72	0.50	1,015,000	0.50

	13,694,999	1.48		13,694,999	$ 0.19

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

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)).   In addition, the lessor has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses.  We incurred approximately $55,000 in rent expense during the first quarter of 2011.

The Company was leasing, on a month to month basis, a warehousing and bottling facility. The lease calls for monthly rentals of $2,700, plus annual common area maintenance fees.   Rent expense under this lease for the quarter ended March 31, 2011 was approximately $9,550.  This building was vacated on April 1, 2011.

The future minimum lease payments related to the Amended and Restated Sublease, as revised in October 2009, are as follows:

Year Ending December 31,
2011	$258,358
2012	281,063
2013	123,882
2014	48,156

$711,459

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

Guarantees – In May, 2010, we entered into an indemnity agreement under which we indemnified a significant stockholder,Howard Baer, for any liability incurred in connection with guarantying company obligations.  We also issued Mr. Baer warrants to purchase 500,000 shares of common stock as compensation for prior loan guarantees he made with respect to company indebtedness. These warrants have an exercise price of $.15 (cashless) and a term of 3 years. The warrants were valued at $405,925 using the Black Scholes pricing model with the following assumptions: volatility 137.66%; annual rate of dividends 0%; discount rate 3.1%.

NOTE 13 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities convertible debt – (7,022,000 shares and warrants )  and 13,694,999 shares at March 31, 2011 and convertible debt ( 6,922,000 shares and warrants ) and 17,265,985 shares at March 31, 2010) are anti-dilutive.

NOTE 14 - SUBSEQUENT EVENTS

The Company signed a lease for a new facility.  This lease is for 9,868 square feet of office/manufacturing space, is effective April 1, 2011 and is for a 42 month term.  The monthly rental is $5,427 with annual increases of approximately 5%.

The Company’s ability to draw against the $675,000 line of credit obtained  in April of 2010  expired effective April 24, 2011.  The Company is required to repay $12,216 plus any additional accrued interest prior to April 24, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Results of Operations for the three months ended March 31, 2011 and 2010.

Net Sales.  Net sales for the three months ended March 31, 2011 were $32,579 as compared to $14,043 for the comparable prior period.  These sales reflect principally revenues from the distribution of our ProAlgaZyme® product.  The increase in our revenue for 2011 is due to our exclusive distributorship agreement with Ceptazyme, LLC to distribute our product.  In the fourth quarter of 2010 we received an initial licensing fee payment of $255,000 under the terms of this exclusive distributorship agreement.  We recognized $3,750 in revenue from this licensing fee during the first quarter of 2011.

Although we anticipate the realization of increasing revenues from our exclusive distributorship agreement with Ceptazyme, LLC, our ability to realize any such increased revenue is dependent upon the satisfaction of certain conditions, including the expansion of our production capacity to meet increased product demand and our product’s meeting the FDA’s GRAS standard or receiving New Diet Ingredient (“NDI”) status form the FDA, neither of which conditions we have satisfied as of this date, though we are working on meeting the GRAS standard. In addition, we are currently working on expanding our production capacity .  However, we have encountered some difficulty in expanding our production capacity and meeting the GRAS standard,  If we are unable to timely and sufficiently expand our production capacity and meet he GRAS standard (or NDI status), there will be a material adverse affect on our business, financial condition and results of operations.

Throughout 2010 and 2011, we were adversely impacted by a shortage of funds which has severely impeded our ability to market, test and expand the production of our ProAlgaZyme® product.  Although we signed an exclusive distribution agreement in September of 2010, we intend to explore additional potential marketing opportunities, consistent with the limitations placed upon us by our exclusive distribution agreement with Ceptazyme, LLC.  We believe that our ability to generate sales of the ProAlgaZyme® product will depend upon, among other things, expansion of our production capacity, further characterization of the product, identification of its method of action and further evidence of its efficacy, as well as advertising.  The testing necessary to further characterize the product, identify its method of action and further substantiate its effectiveness is ongoing.

Cost of Sales.  Cost of Sales was $39,529 for the three months ended March 31, 2011, as compared to $3,620 for the comparable prior period.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  The increase in cost of sales for 2011 is due to an increase in overall production, combined with more efficient use of labor.

Research and Development Expenses.   For the three months ended  March 31, 2011, we incurred $106,911 on research and development expenses, as compared to $102,989 for the comparable period in 2010.  These expenses are mainly comprised of costs associated with external research.  Our research and development costs remain relatively stable as we work to complete the research begun in the first quarter of 2011.  This research was initiated to further explore ProAlgaZyme®’s potential efficacy on the management of cholesterol levels.  We have identified several potential bioactive compounds, but further research aimed at isolating the compound further is expected to be completed during the second half of 2011.

Selling and Marketing Expenses. Selling and marketing expenses were $5,112 for the three months ended March 31, 2011, as compared to $26,237 for the comparable prior period.  The decrease in 2011 was due to the reclassification of wages paid to our Executive Vice President, combined with increased focus on research, resulting in our deemphacising marketing.

In the past we were only accustomed to nominal sales of our sole product, ProAlgaZyme.  In September of 2010, we signed an exclusive distribution agreement to sell our product.  This exclusive distribution agreement called for an initial licensing fee of $255,000 (received  in October of 2010) and monthly orders which increase as our ability to produce product increases, subject to satisfaction of certain conditions, including satisfaction of the GRAS standard (or NDI status). An initial order of $51,100 was received in December of 2010.   Due to several delays in the design of new packaging, this order was shipped in full during the month of April, 2011.  We anticipate delivering additional orders beginning towards the end of the second quarter of 2011, with monthly increases in the minimums each month as production will allow and subject to satisfaction of the FDA’s GRAS standard.  See Note 11 to the financial statements.

We intend to explore additional third party distribution channels for our product, consistent with the limitations placed upon us by our exclusive distribution agreement with Ceptazyme, LLC. The limit on our ability thus far to advertise our product (due in part to the need for additional testing) has had and, until we are able to advertise our product based upon the results of “class of compound” testing and identification of the bioactive ingredient, will continue to have, a material adverse effect on sales revenue and operating results. We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase advertising in 2011, subject to availability of sufficient funding, which we do not currently have.

General and Administrative Expenses. General and administrative expense was $312,663 for the three months ended March 31, 2011, as compared to $844,133 for the comparable prior period.  The decrease in general and administrative expense during 2011 is due primarily to an approximate $531,000 decrease in fees paid to consultants for  product and business development , of which approximately $500,000 was in the form of stock based compensation, a non-cash expense.

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

As of May 11, 2011, we had a cash balance of approximately $3,000.  We have had only limited revenue ($36,329 for the three months ended March 31, 2011) and have incurred significant net losses since inception, including a net loss of $467,281 for the quarter ended March 31, 2011. Subject to our expanding our production capacity to meet increased product demand (for which we do not currently have sufficient capital) and our product’s meeting the FDA’s GRAS standard or receiving New Diet Ingredient (“NDI”) status form the FDA, the  revenue guaranteed to us under the exclusive distribution agreement is expected to contribute significantly to funding our normal operations.  However, we have, since inception, consistently incurred negative cash flow from operations. During the quarter ended March 31, 2011, we incurred negative cash flows from operations of $320,718.  As of March 31, 2011, we had a working capital deficiency of $923,124 and a stockholders’ deficiency of $1,043,755. Although we recently raised a limited amount of capital, we have an immediate  and urgent need for additional capital.

During the three months ended March 31, 2011, our operating activities used $320,718 in cash, a decrease of $594,518 from the comparable prior period.  The approximate $595,000 decrease in cash used by operating activities was primarily attributable to the following (all of which are approximated): a   $5 million decrease in net loss, an 87,000 change (increase) in accrued payroll/ payroll taxes and an 89,000 change (increase) in accounts payable, partially offset by a $4.5 million decrease in fair value adjustment of derivative liability (a non-cash expense) and a $77,000 decrease in stocks and warrants issued for services (also a non-cash expense).

Our financing activities generated $308,910, a $819,831decrease from the comparable prior period. The decrease in cash provided by financing activities was due primarily to a decrease in proceeds from sales of securities.

Although we raised a limited amount of capital during 2010 and the first quarter of 2011, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  Subject to our ability to expand our production capacity (for which we do not currently have sufficient capital) and meet the FDA’s GRAS standard, our exclusive distribution agreement should generate revenue to help cover at least a portion of our normal operating expenses; however we will still be reliant upon external financing for the continuation of our research program. With the leasing of our new manufacturing and office facilities, we anticipate being able to increase our production as necessary to meet the minimum requirements called for in our distribution agreement, subject to having sufficient capital, which we do not currently have.

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

Significant elements of income or loss not arising from our continuing operations

Except as set forth below, we do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.  For the three months ended March 31, 2011, we recognized $4,464,607 in expense for financial statement purposes based on the change in fair value of derivative liabilities as of  March 31, 2011.  We may incur income or expense in future periods arising out of changes in the fair value of derivative liabilities.  See the section above captioned Fair Value Adjustment of Derivative Liability for further information.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, the Company issued 1,866,667 shares of common stock and received proceeds of $180,000 upon the exercise of warrants.  In addition, the Company issued 400,000 shares of common stock and received proceeds of $50,000 from investors. During the quarter ended March 31, 2011,  the Company issued (i) Convertible debentures  in the principal amount of $62,500  (convertible into common stock at $.125 per share), and  (ii) warrants to purchase 750,000 shares of common stock (at an exercise price of $.125 per share), all for for gross proceeds of $62,500.  In addition, the company re-priced 1,240,000warrants from $.25 to $.15 per share to induce the convertible note investment.   Finally, the Company issued 100,000 shares of common stock for services, valued at $25,000.

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

Item 5.  Other Information

NONE.

Item 6. Exhibits

LIST OF EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended(1)
3.2	Amended and Restated By-laws of the Company (2)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 3.1 to the Registrant’s Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

(2)

Filed as Exhibit 3.2 to the Registrant’s Form 105B, filed with the commission on April 20, 2000 and incorporated by this reference.

*furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: May 19, 2011

By: /s/John Gorman

Executive Vice President

Principal Executive and Financial Officer

LIST OF EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended(1)
3.2	Amended and Restated By-laws of the Company (2)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as Exhibit 3.1 to the Registrant’s Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

(2)

Filed as Exhibit 3.2 to the Registrant’s Form 105B, filed with the commission on April 20, 2000 and incorporated by this reference.

*furnished herewith (all other exhibits are deemed filed)