Form 10-Q
period 2011-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2011-08-22
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

   X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes      . No   X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 97,769,358 shares of common stock, $0.001 par value, outstanding at August 17, 2011.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I – FINANCIAL INFORMATION

4

Item 1.  Consolidated Financial Statements

4

Item 2. Management’s Discussion and Analysis of Financial

15

Condition and Results of Operations

15

Item 4T. Controls and Procedures

18

PART II – OTHER INFORMATION

19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 6. Exhibits

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

 Item 1.  Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,297	$15,603
Inventories	33,967	10,554
Prepaid Expenses	18,559	10,855
Total Current Assets	62,823	37,012
PROPERTY AND EQUIPMENT, NET	159,882	170,259
OTHER ASSETS:
Definite-life intangible Assets, net	7,684	8,168
Deferred Finance Costs, net	35,341	-
Deposits	125,117	124,482
Total Other Assets	168,142	132,650
	$390,847	$339,921
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$619,175	$455,589
Customer deposits	40,349	25,194
Loan Payable, Related Party	29,959	12,000
Obligation to issue common stock and warrants	-	50,000
Deferred revenue	15,000	15,000
Convertible Debenture Payable, less Discount of $15,349 and $18,936 at June 30, 2011 and December 31, 2010	69,751	157,064
Current portion, long term debt	13,977	3,516
Accrued Payroll	40,534	32,892
Accrued Payroll Taxes	20,111	5,305
Accrued Liabilities	9,735	23,980
Total Current Liabilities	858,591	780,540
LONG TERM LIABILITIES:
Convertible Debenture Payable, less Discount of $125,293 and $71,037 at June 30, 2011 and December 31, 2010	255,206	104,063
Deferred revenue, noncurrent	227,500	235,000
Deferred rent expense	153,397	171,995
Total Long term Liabilities	636,103	511,058
COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	1,494,694	1,291,598

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 150,000,000 shares authorized 96,645,358 and 92,705,351 issued and outstanding at June 30, 2011 and December 31, 2010	96,645	92,705
Additional Paid-In Capital	26,110,167	25,485,816
Accumulated deficit	(27,310,659)	(26,530,198)
Total Stockholders' Deficit	(1,103,847)	(951,677)

	$390,847	$339,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the Six	For the Six
	Months ended	Months ended	Months Ended	Months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES:
Net Sales	$24,110	$19,117	$56,689	$33,160
Licensing Fee	3,750		7,500
Total Revenues	27,860	19,117	64,189	33,160

COSTS AND EXPENSES:
Cost of Sales	34,097	16,290	73,626	19,910
Selling	3,414	39,658	8,526	65,895
General and Administrative	69,581	635,207	182,839	711,309
Professional and Consulting	112,151	1,048,925	311,556	1,816,956
Research and Development	72,371	96,535	179,283	199,524

Total Expenses	291,614	1,836,615	755,830	2,813,594

LOSS FROM OPERATIONS	(263,754)	(1,817,498)	(691,641)	(2,780,434)

OTHER INCOME (EXPENSE):
Fair Value Adjustment of Derivative Liability	-	2,240,616	-	(2,223,991)
Amortization of Bond Discount	(28,681)	(36,835)	(63,831)	(99,580)
Amortization of Deferred Finance Costs	(19,018)	-	(22,365)	-
Finance costs paid in warrants, related party	-	(405,925)	-	(405,925)
Interest expense - related party	(243)	-	(459)	-
Interest expense	(1,480)	(2,024)	(2,163)	(8,773)

Total Other Income (Expense)	(49,422)	1,795,832	(88,818)	(2,738,269)

NET INCOME (LOSS)	$(313,176)	$(21,666)	$(780,458)	$(5,518,703)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.07)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	95,589,387	86,876,596	94,809,298	83,666,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Cash Flows for Operating Activities:
Net Income (Loss)	$(780,458)	$(5,518,703)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock and warrants issued for services rendered	33,584	1,450,249
Finance costs paid in warrants, related party	-	405,925
Amortization of prepaid consulting fees	-	73,325
Amortization of deferred finance costs	22,365	-
Amortization of bond discount	63,830	99,579
Amortization of intangibles	484	483
Vendor settlement	-	(4,117)
Depreciation expense	15,097	11,661
Fair value adjustment of Derivative Liability	-	2,223,991
Increase (decrease)in deferred rent	(18,598)	9,591
Changes in assets and liabilities:
(Increase) in inventories	(23,413)	(11,800)
(Increase) in prepaid expenses	(7,704)	(12,595)
(Increase) in security deposits	(635)	(3,815)
Increase (decrease) in accounts payable	163,581	(40,836)
Increase in customer deposits	15,155	-
Increase (decrease) in payroll and payroll taxes	22,447	(145,586)
Increase in obligation to issue common stock	-	477,555
(Decrease) in sales tax payable	(1,275)	-
(Decrease) in deferred revenue	(7,500)	-
(Decrease) Increase in accrued liabilities	(12,967)	(1,139)
Net Cash (Used) by Operating Activities	(516,007)	(986,232)
Cash Flows from Investing Activities:
Capital expenditures	(4,720)	(2,152)
Net Cash (Used) by Investing Activities	(4,720)	(2,152)
Cash Flow from Financing Activities:
Proceed of Loan Payable, related party	31,959	-
Repayment of Loan Payable, related party	(14,000)
Proceeds from other borrowings	13,500	-
Repayment of bank overdraft	-	(9,517)
Repayment of Loans Payable, Other	-	(22,005)
Payments of other borrowings	(3,038)	(3,962)
Proceeds from issuance of convertible debentures	114,500	-
Proceeds from sale of common stock and exercise of warrants	372,500	1,070,229
Net Cash Provided by Financing Activities	515,421	1,034,745
Increase (Decrease) in Cash	(5,306)	46,361
Cash at Beginning of Period	15,603	-
Cash at End of Period	$10,297	$46,361
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,780	$3,220
Income Taxes	$50	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2011:

During the quarter ended March 31, 2011, The Company issued convertible debentures for $62,500 in principal and recorded a discount on the debentures of $62,500.   As an inducement to further invest in the Company, warrants were repriced from $.25 to $.15, resulting in deferred finance costs of $57,706.

During the quarter ended June 30, 2011, the Company issued convertible debentures in the principal amount of $52,000 and recorded a discount on the debentures of $52,000.   In addition, the Company issued 333,334 shares of common stock in satisfaction of an obligation to issue common stock valued at $50,000.

During the quarter ended June 30, 2011, several three year 1% convertible notes in the aggregate principal amount of $196,000, with various maturity dates during 2011were extended for an additional three years at the request of the noteholder.  The Company incurred no additional cost as a result of these extensions.

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011, or any other period.

The Company incurred a net loss of $780,458 for the six months ended June 30, 2011, and had net loss of $5,518,703 for the six months ended June 30, 2010.  In addition, the Company had a working capital deficiency of $795,768 and a stockholders’ deficit of $1,103,848 at June 30, 2011.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first six months of 2011, the Company raised $372,500 in net proceeds from the sale of common stock and exercise of common stock warrants, and $114,500 from the issuance of convertible debentures.  There can be no assurance that the Company will be able to continue to raise additional capital.

Although the Company recently signed an exclusive worldwide distribution agreement, it has not yet realized the revenue it was expecting from such distribution arrangement. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

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

NOTE 2 – INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Raw materials	$11,300	$5,650
Work in process	11,090	-
Finished goods	11,577	4,904
	$33,967	$10,554

 NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2011 and December 31, 2010 consists of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Furniture and fixtures	$$51,617	$$51,617
Equipment	112,879	112,879
Leasehold improvements	148,359	143,639

	312,856	308,135
Less accumulated depreciation and amortization	(152,974)	(137,876)

	$$159,882	$$170,259

Depreciation and amortization was $15,098 and $11,661 for the six months ended June 30, 2011 and, 2010 respectively.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Patent applications pending	$$14,500	$$14,500
Less: Accumulated amortization	(6,816)	(6,332)

	$$7,684	$$8,168

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense was $484 and $483 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 5 – LOAN PAYABLE – RELATED PARTY

In April of 2010 the Company entered into a line of credit agreement with a significant shareholder.  Under the terms of this line of credit agreement, the shareholder agreed to advance, upon request, a maximum of $675,000 as needed.   The company’s ability to draw from this line of credit expired April 24, 2011, and advances are to be repaid on or before April 24, 2012 with interest accrued at the rate of 7% annually.  During 2010 the Company received advances totaling $299,700, and accrued interest totaling $4,209.  During the quarter ended December 31, 2010,  the Company issued an aggregate of 1,940,000 shares of common stock to the shareholder as follows:  (i) 838,986 shares were issued upon exercise of outstanding warrants at an average exercise price of $.23 per share (the shareholder paid the exercise price by forgiving $188,898 in indebtedness owing to the shareholder), and 1,101,014 shares (valued at $374,344) were issued in full satisfaction of the approximately $110,000 in remaining principal amount plus accrued interest owing to this related party in connection with advances made to  the Company.  In connection with this loan repayment, the Company incurred finance charges of $259,293.

The balance due under this line of credit agreement as of April 24, 2011 was $26,716.  Since the expiration of the line of credit, the Company has received an additional $17,000 in loans from this significant shareholder, and repaid $14,000.  The balance owing this shareholder as of June 30, 2011 is $29,500 in principal and $459 in accrued interest.  Because the terms of the line of credit expired as of April 24, 2011, the net borrowings of $3,000 are due upon demand.

NOTE 6 – LONG TERM DEBT:

Long term debt consists of the following:

Installment note, bearing interest at 8.8% per annum and	June 30, 2011	December 31, 2010
due November 2011. The loan is secured by certain of the	(Unaudited)
Company's equipment	$1,471	$3,517

Less current portion	1,471	3,517

	$-	$-

NOTE 7 – CONVERTIBLE DEBT

During the first quarter of 2011, the Company sold for aggregate consideration of $62,500, five 1% convertible notes of $12,500 each (Notes), and warrants to purchase 750,000 shares of common stock, at an exercise price of $.125 (Warrants) for a term of three years.  The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended,  upon 75 days written notice of the holder, into shares of common stock, at a rate equal to $.125 per share. Accrued interest will be paid on the maturity date in shares of common Stock, valued at $.125 per share, and, unless the Convertible Note is converted prior to its maturity date, the principal amount of the Note may be repaid in cash or converted into common stock at a rate equal to $.125 per share, at the Company’s discretion.

During the second quarter of 2011, the Company sold for aggregate consideration of $52,000, 1% convertible notes  and warrants to purchase 624,000 shares of common stock, at an exercise price of $.125 for a term of three years.  The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended,  upon 75 days written notice of the holder, into shares of common stock, at a rate equal to $.125 per share. Accrued interest will be paid on the maturity date in shares of common Stock, valued at $.125 per share, and, unless the Convertible Note is converted prior to its maturity date, the principal amount of the Note may be repaid in cash or converted into common stock at a rate equal to $.125 per share, at the Company’s discretion.

The Company recorded a deferred debt discount in the amount of $114,500, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates”, to certain convertible instruments. In accordance with EITF 00-27, the Company valued the beneficial conversion feature and recorded the amount of $39,520 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($74,980) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt.   Amortization of discounts related to this convertible debt was $14,554 for the six months ended June 30, 2011.

In addition, as an inducement to make this investment, the Company agreed to reprice 1,240,000 warrants, reducing the exercise price from $.25 to $.15.  The Company incurred deferred finance costs of $57,707.  These costs will be amortized over the remaining life of the warrants.  For the six months ended June 30, 2011 the Company recognized $22,365 in deferred finance cost, and the balance of the finance costs, $35,341 is recorded in other assets.

Amortization of the debt discount on the remaining notes was $49,277 for the six months ended June 30, 2011.

Convertible debt consists of the following:
	June 30, 2011	December 31, 2010
	(Unaudited)
Convertible notes payable, net of unamortized discount
of $140,643 and $130,060 respectively	$324,957	$261,127
Less: Current portion	69,751	157,064

Long term portion	$255,206	$104,063

During the quarter ended June 30, 2011, several three year 1% convertible notes in the aggregate principal amount of $196,000, with various maturity dates during 2011were extended for an additional three years at the request of the noteholder.  The Company incurred no additional cost as a result of these extensions.

NOTE 8 – DEFERRED REVENUE

The Company received a license fee of $255,000 during the fourth quarter of 2010.  This license fee is being amortized over the term of the license agreement’s term of 17 years.  The Company recognized $5,000 in revenue during the year ended December 31, 2010, and has recognized $7,500 in revenue for the six months ended June 30, 2011.

NOTE 9 - RELATED PARTY TRANSACTIONS

Line of Credit

In April of 2010 the Company entered into a line of credit agreement with a significant shareholder.  Under the terms of this line of credit agreement, the shareholder agreed to advance, upon request, a maximum of $675,000 as needed.   The company’s ability to draw from this line of credit expired April 24, 2011, and advances are to be repaid on or before April 24, 2012 with interest accrued at the rate of 7% annually.  During 2010 the Company received advances totaling $299,700, and accrued interest totaling $4,209.During the quarter ended December 31, 2010,  the Company issued an aggregate of 1,940,000 shares of common stock to the shareholder as follows:  (i) 838,986 shares were issued upon exercise of outstanding warrants at an average exercise price of $.23 per share (the shareholder paid the exercise price by forgiving $188,898 in indebtedness owing to the shareholder), and 1,101,014 shares (valued at $374,344) were issued in full satisfaction of the approximately $110,000 in remaining principal amount plus accrued interest owing to this related party in connection with advances made to  the Company.  In connection with this loan repayment, the Company incurred finance charges of $259,293.  As of June 30, 2011, there is a principal balance due of $29,500, and accrued interest totaling $459.

The balance due under this line of credit agreement as of April 24, 2011 was $26,716.  Since the expiration of the line of credit, the Company has received an additional $17,000 in loans from this significant shareholder, and repaid $14,000.  The balance owing this shareholder as of June 30, 2011 is $29,500 in principal and $459 in accrued interest.  Because the terms of the line of credit expired as of April 24, 2011, the net borrowings of $3,000 are due upon demand.

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

In May of 2011 we and Mr. Baer agreed to (i) further reduce from 11,000 to 5,600 the square footage we are occupying, and (ii) reduce our rent to $12,320 (not including real estate taxes of $1,480 per month).  We incurred approximately $41,000 in rent expense during the second quarter of 2011.

In April of 2011 the Company signed a lease for new office and warehouse facilities.  This lease calls for deferred rent payments until September 1, 2011, to allow us time to finish tenant improvements.  Monthly rental is approximately $5,400 per month, and is for a term of 42 months.  The Company has not yet completed the tenant improvements necessary to occupy the space due to a shortage of funds.  We anticipate moving in late in the fourth quarter of 2011.

NOTE 10 – LICENSE AGREEMENT

On September 2, 2010, the Company entered into a multi-year exclusive worldwide License Agreement (“Agreement”) for its ProAlgaZyme ® product (“Product”) with a distributor of health and nutritional products, Zus Health, LLC (“Zus”) (this agreement was assigned by Zus to Ceptazyme, LLC (Zus’ successor).  Under the terms of the Agreement, Ceptazyme, LLC has the exclusive right to distribute the Product to customers and distributors worldwide, excluding pharmaceutical applications and food, supplement and medicinal ingredient applications outside of multi-level, network or affiliate marketing (“MLM”).  The Company reserved the right to market and sell isolates and natural and synthetic derivatives of the Product in pharmaceutical applications, as well as ingredient applications outside of MLM.  The Agreement prohibits the Company from selling ProAlgaZyme for the benefit of customers and distributors worldwide, other than for pharmaceutical and ingredient applications. The Company is also prohibited from selling any product in the MLM market.  In November, 2010, the Company received a payment of $255,000, as provided in the Agreement, for the exclusive distribution rights.  $242,500 of this payment has been recorded as deferred revenue, and is being amortized over seventeen years.  Our receipt of minimum payments under the Ceptazyme, LLC Agreement is subject to among other conditions our product meeting the FDA’s GRAS standard, which we are currently working on. The Agreement remains in effect until the expiration of the last patent with respect to the Product, subject to earlier termination as provided in the Agreement.  The minimum payment provisions under the Agreement have not been operative as we do not yet meet the GRAS standard.  We anticipate GRAS compliance by the end of 2011, at which time we expect to begin shipments under the contract.

NOTE 11 - STOCKHOLDERS’ DEFICIT

During the quarter ended March 31, 2011, the Company issued 1,866,667 shares of common stock and received proceeds of $180,000 for the exercise of warrants.  In addition, the Company issued 400,000 shares of common stock and received proceeds of $50,000 from investors.  Pursuant to a private placement, convertible debentures were issued during the quarter ended March 31, 2011, for which a discount of $62,500 was recorded, and warrants to purchase 1,240,000 shares of common stock were repriced, resulting in deferred finance costs of $57,706.   Finally, the Company issued 100,000 shares of common stock for services, valued at $25,000.

During the quarter ended June 30, 2011, The Company issued 740,000 shares of common stock and received $92,500 in proceeds from investors.  The Company issued 500,000 shares of common stock and received $50,000 in proceeds upon the exercise of warrants.  Pursuant to a private placement, convertible debentures were issued during the quarter ended June 30, 2011, for which a discount of $52,000 was recorded. The Company issued warrants to purchase 75,000 shares of common stock valued at $8,584 for services, and issued 333,334 shares of common stock in satisfaction of an obligation to issue common stock valued at $50,000.

A summary of the status of the Company’s warrants is presented below.

	June 30, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	15,856,999	$0.17	22,723,401	$0.50
Issued	3,059,000	0.13	3,880,000	0.21
Exercised	(2,400,000)	(0.10)	(9,951,402)	(0.13)
Repriced $.15 warrants	1,240,000	0.15
Repriced $.25 warrants	(1,240,000)	(0.25)
Expired	(3,058,666)	(0.10)	(795,000)	(0.50)

Outstanding, end of period	13,457,333	$0.20	15,856,999	$0.17

Warrants outstanding and exercisable by price range as of June 30, 2011 were as follows:

	Outstanding Warrants			Exercisable Warrants

		Average
		Weighted
		Remaining			Weighted
		Contractual	Exercise		Average
Range of	Number	Life in Years	Price	Number	Exercise Price

$0.10	1,710,000	0.77	$0.10	1,710,000	$0.10
0.125	2,984,000	2.79	0.125	2,984,000	0.125
0.15	3,523,333	1.62	0.15	3,523,333	0.15
0.225	400,000	2.29	0.23	400,000	0.225
0.25	3,825,000	1.32	0.25	3,825,000	0.25
0.50	1,015,000	1.49	0.50	1,015,000	0.50

	13,457,333	1.70		13,457,333	$0.20

NOTE 12- COMMITMENTS AND CONTINGENCIES

Product Liability Insurance - We have only limited product liability insurance.  If a product claim were successfully made against us, there could be a material adverse effect on our financial condition given our liquidity and cash limitations.

Office Lease - We are leasing office and production space located in Scottsdale, Arizona from a significant shareholder, Howard Baer, pursuant to an Amended and Restated Sublease that expires on February 9, 2020, subject to our unilateral right to terminate the Lease on March 31, 2013. Under the original terms of the Amended and Restated Sublease, the annual base rent for the 15,000 square foot facility was approximately $237,000, payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance, insurance and repairs related to the premises we are leasing.

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)).   In addition, the lessor has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses.  We incurred approximately $55,000 in rent expense during the first quarter of 2011.

In May of 2011 we and Mr. Baer agreed to (i) further reduce from 11,000 to 5,600 the square footage we are occupying, and (ii) reduce our rent to $12,320 (not including real estate taxes of $1,480 per month).  We incurred approximately $41,000 in rent expense during the second quarter of 2011.

The Company was leasing, on a month to month basis, a warehousing and bottling facility. The lease called for monthly rentals of $2,700, plus annual common area maintenance fees.   Rent expense under this lease for the quarter ended March 31, 2011 was approximately $9,550.  This building was vacated on April 1, 2011.

In April of 2011 the Company signed a lease for new office and warehouse facilities.  This lease calls for deferred rent payments until September 1, 2011, to allow us time to finish tenant improvements.  Monthly rental is approximately $5,400 per month, and is for a term of 42 months.  The Company has not yet completed the tenant improvements necessary to occupy the space due to a shortage of funds.  We anticipate moving in late in the fourth quarter.

The Company’s future minimum lease payments are as follows:

Year Ending December 31,
2011	$189,250
2012	216,925
2013	224,242
2014	206,393
$836,810

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

Guarantees – In May, 2010, we entered into an indemnity agreement under which we indemnified a significant stockholder, Howard Baer, for any liability incurred by him in connection with guarantying company obligations.  We also issued Mr. Baer warrants to purchase 500,000 shares of common stock as compensation for prior loan guarantees he made with respect to company indebtedness. These warrants have an exercise price of $.15 (cashless) and a term of 3 years. The warrants were valued at $405,925 using the Black Scholes pricing model with the following assumptions: volatility 137.66%; annual rate of dividends 0%; discount rate 3.1%.

NOTE 13 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities is anti-dilutive.

NOTE 14 - SUBSEQUENT EVENTS

The Company issued 1,124,000 shares of common stock and received $130,000 in proceeds.

On August 17, 2011, the Company received notice from GNRP (see Note 12) claiming that the Company owes them $220,000 for services rendered from October, 2009 to the present, although the Company has never received a bill detailing any services rendered.  Once the Company receives detailed billing records, it will determine the amount if any owed to GNRP.

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

Net Sales.  Net sales for the six months ended June 30, 2011 were $56,689 as compared to $33,160 for the comparable prior period.  These sales reflect principally revenues from the distribution of our ProAlgaZyme® product.  The increase in our revenue for 2011 is due to our exclusive distributorship agreement with Ceptazyme, LLC to distribute our product.  In the fourth quarter of 2010 we received an initial licensing fee payment of $255,000 under the terms of this exclusive distributorship agreement.  We recognized $7,500 in revenue from this licensing fee during the first six months of 2011.

Although we anticipate the realization of increasing revenues from our exclusive distributorship agreement with Ceptazyme, LLC, our ability to realize any such increased revenue is dependent upon the satisfaction of certain conditions, including our product’s meeting the FDA’s GRAS standard or receiving New Diet Ingredient (“NDI”) status form the FDA, which we have not satisfied as of this date, though we are working on meeting the GRAS standard.   The minimum payment provisions under the distributorship agreement have not been operative because we do not yet meet the GRAS standard.  We anticipate GRAS compliance by the end of 2011, at which time we expect to begin shipments under the contract.  If we are unable to meet he GRAS standard (or NDI status), there will be a material adverse affect on our business, financial condition and results of operations.

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

Cost of Sales.  Cost of Sales was $73,626 for the six months ended June 30, 2011, as compared to $19,910 for the comparable prior period.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  The increase in cost of sales for 2011 is due to an increase in overall production, combined with additional costs incurred in bottling our product offsite until the improvements to our new warehouse facility are completed.

Research and Development Expenses.   For the six months ended June 30, 2011, we incurred $179,283 on research and development expenses, as compared to $199,524 for the comparable period in 2010.  These expenses are mainly comprised of costs associated with external research.  Our research and development costs remain relatively stable as we work to complete the research begun in the first quarter of 2011.  This research was initiated to further explore ProAlgaZyme®’s potential efficacy on the management of cholesterol levels.  We have identified several potential bioactive compounds, but additional research aimed at isolating the compound further is expected to be completed during the fourth quarter of 2011.

Selling and Marketing Expenses. Selling and marketing expenses were $8,526 for the six months ended June 30, 2011, as compared to $65,895 for the comparable prior period.  The decrease in 2011 was due to the reclassification of wages paid to our Executive Vice President, combined with increased focus on research, resulting in our de-emphasizing marketing.

In the past we were only accustomed to nominal sales of our sole product, ProAlgaZyme.  In September of 2010, we signed an exclusive distribution agreement to sell our product.  This exclusive distribution agreement called for an initial licensing fee of $255,000 (received  in October of 2010) and monthly orders which increase as our ability to produce product increases, subject to satisfaction of certain conditions, including satisfaction of the GRAS standard (or NDI status); we are still working on meeting GRAS.  An initial order of $51,100 was received in December of 2010.   Due to several delays in the design of new packaging, this order was shipped in full during the month of April, 2011.  During the second quarter of 2011 we received orders for 15,000 bottles.  We shipped approximately 6,600 bottles.  We delivered an aggregate 2,640 additional bottles during July and August of 2011, and we anticipate further orders in the near term, subject to the ability of Ceptazyme to remit payment as required under the terms of the contract.  However, we do not expect the distributor to begin purchasing the minimums until we satisfy the FDA’s GRAS standard (Note 11)

We intend to explore additional third party distribution channels for our product, consistent with the limitations placed upon us by our exclusive distribution agreement with Ceptazyme, LLC. The limit on our ability thus far to advertise our product (due in part to the need for additional testing) has had and, until we are able to advertise our product based upon the results of “class of compound” testing and identification of the bioactive ingredient, will continue to have, a material adverse effect on sales revenue and operating results. We intend to continue to pursue clinical study of our product and, subject to the results of such testing, increase advertising in 2011, subject to availability of sufficient funding, which we do not currently have.

General and Administrative Expenses. General and administrative expense was $182,839 for the six months ended June 30, 2011, as compared to $711,309 for the comparable prior period.  The decrease in general and administrative expense during 2011 is due primarily to an approximate $530,000 decrease in administrative salaries, of which approximately $500,000 was in the form of stock based compensation, a non-cash expense.

Professional and Consulting Expenses.   Professional and consulting expense was $311,556 for the six months ended June 30, 2011, as compared to $1,816,956 for the comparable prior period.  The decrease in professional and consulting expense during 2011 is due primarily to a decrease in stock based compensation of approximately $1,500,000, and a decrease in legal fees of approximately $29,000, offset by an increase in accounting fees of approximately $49,000.

Liquidity and Capital Resources

Historically, we have not generated any material revenues from operations and have been in a precarious financial condition. Our unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have had recurring losses from operations. Our primary source of funds during the six months ended June 30, 2011 was from the sale and issuance of equity securities as well as proceeds from the issuance of convertible debentures. We anticipate that our operations and costs through the 4th quarter of 2011 will be funded from the proceeds from private placements and warrant exercises as well as the issuance of new debentures.  We have an immediate and urgent need for additional capital.  If we are unable to raise the capital necessary to fund our continuing operations, we will not be able to continue as a going concern and you will suffer a total loss of your investment.

As of August 17, 2011, we had a cash balance of approximately $300.  We have had only limited revenue ($64,189 for the six months ended June 30, 2011) and have incurred significant net losses since inception, including a net loss of $780,458 for the six months ended June 30, 2011. Subject to our product’s meeting the FDA’s GRAS standard or receiving New Diet Ingredient (“NDI”) status form the FDA (neither of which standards do we currently meet), the revenue guaranteed to us under the exclusive distribution agreement is expected to contribute significantly to funding our normal operations.  However, we have, since inception, consistently incurred negative cash flow from operations. During the six months ended June 30, 2011, we incurred negative cash flows from operations of $516,007.  As of June 30, 2011, we had a working capital deficiency of $795,768 and a stockholders’ deficiency of $1,103,848. Although we recently raised a limited amount of capital, we have an immediate and urgent need for additional capital.

During the six months ended June 30, 2011, our operating activities used $516,007 in cash, a decrease of $470,225 from the comparable prior period.  The approximate $470,000 decrease in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $4.7 million decrease in net loss, a $2.2 million decrease fair value adjustment of derivative liability (a noncash expense), a $1.4 million decrease in stocks and warrants issued for services (a noncash expense), a $400,000 decrease in finance costs paid with warrants, and a $478,000 decrease in obligations to issue common stock,  partially offset by a $205, 000 increase in accrued expenses and accounts payable.

During the six months ended June 30, 2011, our financing activities generated $515,421, a $519,326 decrease from the comparable prior period. The decrease in cash provided by financing activities was due primarily to a decrease in proceeds from sales of securities.

Although we raised a limited amount of capital during the first six months of 2011, we continue to experience a severe shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  Subject to our ability to meet the FDA’s GRAS standard, which we do not yet meet, our exclusive distribution agreement should generate revenue to help cover at least a portion of our normal operating expenses; however we will still be reliant upon external financing for the continuation of our research program. With the leasing of our new manufacturing and office facilities, we anticipate being able to increase our production as necessary to meet the minimum requirements called for in our distribution agreement, subject to having sufficient capital, which we do not currently have.

We estimate that we will require approximately $1,500,000 in cash over the next 12 months in order to fund our normal operations. In addition, we will require additional funding in the range of $500,000 to $1,000,000 to fund our research initiatives. Based on this cash requirement, we have   an immediate and urgent need for additional funding.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources.

In addition, we have only limited product liability insurance.  If a product claim were successfully made against us, there could be a material adverse effect on our financial condition given our liquidity and cash limitations.

Significant elements of income or loss not arising from our continuing operations

Except as set forth below, we do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.  For the six months ended June 30, 2010, we recognized $2,223,991 of expenses, and for the three months ended June 30, 2010 we recognized $2,240,616 of income for financial statement purposes based on the change in fair value of derivative liabilities.

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

T. Controls and Procedures

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, the Company issued 1,866,667 shares of common stock and received proceeds of $180,000 upon the exercise of warrants.  In addition, the Company issued 400,000 shares of common stock and received proceeds of $50,000 from investors. During the quarter ended March 31, 2011,  the Company issued (i) Convertible debentures  in the principal amount of $62,500  (convertible into common stock at $.125 per share), and  (ii) warrants to purchase 750,000 shares of common stock (at an exercise price of $.125 per share), all for gross proceeds of $62,500.  In addition, the company re-priced 1,240,000 warrants from $.25 to $.15 per share to induce the convertible note investment.   Finally, the Company issued 100,000 shares of common stock for services, valued at $25,000.

During the quarter ended June 30, 2011, The Company issued 740,000 shares of common stock and received $92,500 in proceeds from investors.  The Company issued 500,000 shares of common stock and received $50,000 in proceeds upon the exercise of warrants.  Pursuant to a private placement, convertible debentures were issued during the quarter ended June 30, 2011, for which a discount of $52,000 was recorded. The Company issued warrants valued at $8,584 for services, and issued 333,334 shares of common stock in satisfaction of an obligation to issue common stock.

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

Item 5.  Other Information

NONE.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended
3.2	Amended and Restated By-laws of the Company (1)
10.1	Lease between the Company and BCO, LLC dated February 28, 2011
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (1)  Filed as Exhibit 3.2 to the Registrant’s Form 10SB, filed with the Commission on April 20, 2000 and incorporated by this reference

            *furnished herewith (all other exhibits are deemed filed).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: August 22, 2011

By:  /s/John Gorman

Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

By: /s/ John Gorman

(John Gorman)

Director

August 22, 2011

LIST OF EXHIBITS
Exhibit Number	Description
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended
3.2	Amended and Restated By-laws of the Company (1)
10.1	Lease between the Company and BCO, LLC dated February 28, 2011
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (1) Filed as Exhibit 3.2 to the Registrant’s Form 10SB, filed with the commission on April 20, 2000 and incorporated by this reference.

            *furnished herewith (all other exhibits are deemed filed)