Form 10-Q
period 2011-09-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2011-11-21
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of regulation ST (Sec. 232.405)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12-b2 of the Exchange Act).

  Yes      . No   X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 98,598,621 shares of common stock, $0.001 par value, outstanding at November 17, 2011.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I – FINANCIAL INFORMATION

2

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

13

ITEM 4T. CONTROLS AND PROCEDURES

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

 Item 1.  Consolidated Financial Statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$60,132	$15,603
Inventories	15,710	10,554
Prepaid Expenses	16,538	10,855
Total Current Assets	92,380	37,012
PROPERTY AND EQUIPMENT, NET	124,788	170,259
OTHER ASSETS:
Definite-life intangible Assets, net	7,443	8,168
Deferred Finance Costs, net	16,323	-
Deposits	125,117	124,482
Total Other Assets	148,883	132,650
	$366,051	$339,921

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$609,423	$455,589
Customer deposits	27,837	25,194
Loan Payable, related party	83,106	12,000
Convertible Note payable	100,863	-
Obligation to issue common stock and warrants	-	50,000
Deferred revenue	15,000	15,000
Convertible Debenture Payable, less Discount of $7,089 and $18,936 at September 30, 2011 and December 31, 2010	78,011	157,064
Current portion, long term debt	595	3,516
Accrued Payroll	46,109	32,892
Accrued Payroll Taxes	23,902	5,305
Accrued Liabilities	24,576	23,980
Total Current Liabilities	1,009,422	780,540
LONG TERM LIABILITIES:
Convertible Debenture Payable, less Discount of $119,413 and $71,037 at September 30, 2011 and December 31, 2010	281,087	104,063
Deferred revenue, noncurrent	223,750	235,000
Deferred rent expense	149,004	171,995
Total Long Term Liabilities	653,841	511,058
COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	1,663,263	1,291,598
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 150,000,000 shares authorized 97,761,358 and 92,705,351 issued and outstanding at September 30, 2011 and December 31, 2010	97,761	92,705
Additional Paid-In Capital	26,458,041	25,485,816
Accumulated deficit	(27,853,016)	(26,530,198)
Total Stockholders' Deficit	(1,297,214)	(951,677)
	$366,051	$339,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the Nine	For the Nine
	Months ended	Months ended	Months Ended	Months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES:
Net Sales	$31,898	$19,291	$88,587	$52,451
Licensing Fee	3,750	-	11,250	-
Total Revenues	35,648	19,291	99,837	52,451

COSTS AND EXPENSES:
Cost of Sales	25,433	15,433	99,060	35,343
Selling	3,297	29,295	11,823	95,190
General and Administrative	150,179	249,316	333,021	960,625
Professional and Consulting	74,799	183,533	386,355	2,000,489
Research and Development	66,717	94,529	246,000	294,053

Total Expenses	320,425	572,106	1,076,259	3,385,700

LOSS FROM OPERATIONS	(284,777)	(552,815)	(976,422)	(3,333,249)

OTHER INCOME (EXPENSE):
Fair Value Adjustment of Derivative Liability	-	-	-	(2,223,991)
Amortization of Bond Discount	(30,062)	(32,483)	(93,892)	(132,063)
Amortization of Deferred Finance Costs	(19,018)	-	(41,383)	-
Finance costs paid in warrants, related party	(203,069)	-	(203,069)	(405,925)
Interest expense - related party	(906)	-	(1,365)	-
Interest expense	(4,521)	(3,780)	(6,684)	(12,553)

Total Other Income (Expense)	(257,576)	(36,263)	(346,393)	(2,774,532)

NET (LOSS)	$(542,353)	$(589,078)	$(1,322,815)	$(6,107,781)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.07)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	97,549,401	89,607,271	95,732,703	89,243,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
Cash Flows for Operating Activities:
Net (Loss)	$(1,322,815)	$(6,107,781)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock and warrants issued for services rendered	33,584	1,608,792
Finance costs paid in warrants, related party	203,069	405,925
Amortization of prepaid consulting fees	-	73,325
Amortization of deferred finance costs	41,383	-
Amortization of bond discount	93,892	132,063
Amortization of intangibles	725	725
Vendor settlement	-	(4,117)
Depreciation expense	50,192	25,187
Fair value adjustment of Derivative Liability	-	2,223,991
(Decrease) in deferred rent	(22,991)	11,747
Changes in assets and liabilities:
(Increase) in inventories	(5,156)	(9,996)
(Increase) in prepaid expenses	(5,683)	(363)
(Increase) in security deposits	(635)	(3,815)
Increase (decrease) in accounts payable	153,831	(49,825)
Increase in customer deposits	2,643	-
Increase (decrease) in payroll and payroll taxes	31,814	(151,573)
Increase in obligation to issue common stock	-	552,555
(Decrease) in sales tax payable	(1,275)	-
(Decrease) in deferred revenue	(11,250)	-
(Decrease) in accrued liabilities	(11,770)	(800)
Net Cash (Used) by Operating Activities	(770,442)	(1,293,960)
Cash Flows from Investing Activities:
Capital expenditures	(4,721)	(2,152)
Net Cash (Used) by Investing Activities	(4,721)	(2,152)
Cash Flow from Financing Activities:
Proceeds of Loan Payable, related party	85,105	166,824
Repayment of Loan Payable, related party	(14,000)	-
Proceeds from other borrowings	125,169	-
Cash overdraft	-	(7,106)
Repayment of Loans Payable, Other	-	(36,571)
Payments of other borrowings	(13,582)	(4,765)
Proceeds from issuance of convertible debentures	134,500	-
Proceeds from sale of common stock and exercise of warrants	502,500	1,177,730
Net Cash Provided by Financing Activities	819,692	1,296,112
Increase (Decrease) in Cash	44,529	-
Cash at Beginning of Period	15,603	-
Cash at End of Period	$60,132	$-
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,455	$3,780
Income Taxes	$50	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2011:

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

During the quarter ended September 30, 2011, the Company issued convertible debentures in the principal amount of $20,000 and recorded a discount on the debentures of $15,921.

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

During the six months ended June 30, 2010, the Company recognized an additional derivative liability valued at $3,048,306 warrants issued in excess of its authorized shares.

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011, or any other period.

The Company incurred a net loss of $1,322,815 for the nine months ended September 30, 2011, and had net loss of $6,107,781 (net loss of $3,883,790 excluding the effect of the Fair Value Adjustment of Derivative Liability) for the nine months ended September 30, 2010.  In addition, the Company had a working capital deficiency of $917,042 and a stockholders’ deficit of $1,297,214 at September 30, 2011.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first nine months of 2011, the Company raised $502,500 in net proceeds from the sale of common stock and exercise of common stock warrants, and $134,500 from the issuance of convertible debentures.  There can be no assurance that the Company will be able to continue to raise additional capital.

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

  NOTE 2 – INVENTORIES

Inventories at September 30, 2011 and  December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Raw materials	$12,458	$5,650
Work in process	3,179	-
Finished goods	73	4,904
	$15,710	$10,554

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2011 and December 31, 2010 consists of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Furniture and fixtures	$51,617	$51,617
Equipment	112,879	112,879
Leasehold improvements	148,359	143,639

	312,856	308,135
Less accumulated depreciation and amortization	(188,068)	(137,876)

	$124,788	$170,259

Depreciation and amortization was $50,192 and $25,187 for the nine months ended September 30, 2011 and 2010 respectively.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Patent applications pending	$14,500	$14,500
Less: Accumulated amortization	(7,057)	(6,332)

	$7,443	$8,168

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense was $725 for each of the nine months ended September 30, 2011 and 2010.

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

The balance due under this line of credit agreement as of April 24, 2011 was $26,716.  Since the expiration of the line of credit, the Company has received an additional $69,241 in loans from this significant shareholder, accrued additional interest of $1,149 and repaid $14,000.  The balance owing this shareholder as of September 30, 2011 is $81,741 in principal and $1,365 in accrued interest.  Of this principal balance, $26,716 is due and payable on April 24, 2012, and the remaining principal balance of $55,025 represents additional advances after the expiration of the loan agreement, and is due and payable upon demand.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On September 8, 2011, the Company issued a Senior Secured Convertible Demand Promissory Note in the principal amount of $100,000 to HEP Investments, LLC, a Michigan limited liability company, in connection with the advance to the Company of $100,000.  The Note bears interest at 15% per annum and is payable on demand, and is convertible at the rate of $.12 per share into the Company’s common stock.   The note is secured by all of the Company assets.  As of September 30, 2011, the Company had recorded accrued interest of $863.

NOTE 7 – LONG TERM DEBT:

Long term debt consists of the following:

Installment note, bearing interest at 8.8% per annum and	September 30, 2011	December 31, 2010
due November 2011. The loan is secured by certain of the	(Unaudited)
Company's equipment	$595	$3,517
Less current portion	595	3,517

	$-	$-

NOTE 8 – CONVERTIBLE DEBT

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

During the third quarter of 2011, the Company sold for aggregate consideration of $20,000, 1% convertible notes and warrants to purchase 240,000 shares of common stock, at an exercise price of $.125 for a term of three years.  The Convertible Notes accrue interest at the rate of 1% per annum, are non-amortizing, have a term of 3 years, subject to the Company’s right to extend the term for an additional three years, cannot be prepaid, and are convertible, at any time prior to the maturity date, as the same may be extended, upon 75 days written notice of the holder, into shares of common stock, at a rate equal to $.125 per share. Accrued interest will be paid on the maturity date in shares of common Stock, valued at $.125 per share, and, unless the Convertible Note is converted prior to its maturity date, the principal amount of the Note may be repaid in cash or converted into common stock at a rate equal to $.125 per share, at the Company’s discretion.

The Company recorded a deferred debt discount in the amount of $130,421, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates”, to certain convertible instruments. In accordance with EITF 00-27, the Company valued the beneficial conversion feature and recorded the amount of $47,283 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($83,138) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt.   Amortization of discounts was $93,892 for the nine months ended September 30, 2011.

In addition, as an inducement to make this investment, the Company agreed to reprice 1,240,000 warrants, reducing the exercise price from $.25 to $.15.  The Company incurred deferred finance costs of $57,707.  These costs will be amortized over the remaining life of the warrants.  For the nine months ended September 30, 2011, the Company recognized $41,383 in deferred finance cost. The balance of the finance costs ($16,323) is recorded in other assets.

Convertible debt consists of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Convertible notes payable, net of unamortized discount
of $126,502 and $89,973 respectively	$359,098	$261,127
Less: Current portion	78,011	157,064

Long term portion	$281,087	$104,063

During the quarter ended June 30, 2011, several three year 1% convertible notes in the aggregate principal amount of $196,000, with various maturity dates during 2011were extended for an additional three years at the request of the noteholder.  The Company incurred no additional cost as a result of these extensions.

NOTE 9 – DEFERRED REVENUE

The Company received a license fee of $255,000 during the fourth quarter of 2010.  This license fee is being amortized over the term of the license agreement’s term of 17 years.  The Company recognized $5,000 in revenue during the year ended December 31, 2010, and has recognized $11,250 in revenue for the nine months ended September 30, 2011.

NOTE 10 - RELATED PARTY TRANSACTIONS

Line of Credit

In April of 2010 the Company entered into a line of credit agreement with Chris Maggiore, a significant shareholder.  Under the terms of this line of credit agreement, the shareholder agreed to advance, upon request, a maximum of $675,000 as needed.   The company’s ability to draw from this line of credit expired April 24, 2011, and advances are to be repaid on or before April 24, 2012 with interest accrued at the rate of 7% annually.  During 2010 the Company received advances totaling $299,700, and accrued interest totaling $4,209.During the quarter ended December 31, 2010,  the Company issued an aggregate of 1,940,000 shares of common stock to the shareholder as follows:  (i) 838,986 shares were issued upon exercise of outstanding warrants at an average exercise price of $.23 per share (the shareholder paid the exercise price by forgiving $188,898 in indebtedness owing to the shareholder), and 1,101,014 shares (valued at $374,344) were issued in full satisfaction of the approximately $110,000 in remaining principal amount plus accrued interest owing to this related party in connection with advances made to  the Company.  In connection with this loan repayment, the Company incurred finance charges of $259,293.  As of June 30, 2011, there is a principal balance due of $29,500, and accrued interest totaling $459.

The balance due under this line of credit agreement as of April 24, 2011 was $26,716.  Since the expiration of the line of credit, the Company has received an additional $69,241 in loans from this significant shareholder, accrued additional interest of $1,149 and repaid $14,000.  The balance owing this shareholder as of September 30, 2011 is $81,741 in principal and $1,365 in accrued interest.  Of this principal balance, $26,716 is due and payable on April 24, 2012, and the remaining principal balance of $55,025 represents additional advances after the expiration of the loan agreement, and is due and payable upon demand.

In July, 2011, the Company issued Mr. Maggiore warrants to purchase 3,000,000 shares at an exercise price of $.25 per share for a term of three years.  These warrants were issued to Mr. Maggiore in consideration Mr. Maggiore providing financing to the Company which prevented him from being able to avail himself of a company offer to certain warrant holders to exercise their warrants on a reduced exercise price basis.  The Company recognized finance costs of $203,069 in connection with the grant.

License Agreement

On September 2, 2010, the Company entered into a multi-year exclusive worldwide License Agreement (“Agreement”) for its ProAlgaZyme ® product (“Product”) with a distributor of health and nutritional products, Zus Health, LLC (“Zus”) (this agreement was assigned by Zus to Ceptazyme, LLC (Zus’ successor).  Chris Maggiore, a significant shareholder of the Company, has an equity interest in Ceptazyme, LLC.  See  Note 11, License Agreement,

Office Space

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

In May of 2011 we and Mr. Baer agreed to (i) further reduce from 11,000 to 5,600 the square footage we are occupying, and (ii) reduce our rent to $12,320 (not including real estate taxes of $1,480 per month).  We incurred approximately $78,000 in rent expense during the second and third quarters of 2011.

In April of 2011 the Company signed a lease for new office and warehouse facilities.  This lease calls for deferred rent payments until September 1, 2011, to allow us time to finish tenant improvements.  Monthly rental is approximately $5,400 per month, and is for a term of 42 months.  The Company has not yet completed the tenant improvements necessary to occupy the space due to a shortage of funds.  We anticipate moving in late in the fourth quarter of 2011.  In connection with this lease, we incurred approximately $5,400 in rent expense during the third quarter of 2011.

NOTE 11 – LICENSE AGREEMENT

On September 2, 2010, the Company entered into a multi-year exclusive worldwide License Agreement (“Agreement”) for its ProAlgaZyme ® product (“Product”) with a distributor of health and nutritional products, Zus Health, LLC (“Zus”) (this agreement was assigned by Zus to Ceptazyme, LLC (Zus’ successor).  As disclosed in Note 10, Related Party Transactions, Chris Maggiore, a significant shareholder of the Company, has an equity interest in Ceptazyme, LLC.  Under the terms of the Agreement, Ceptazyme, LLC has the exclusive right to distribute the Product to customers and distributors worldwide, excluding pharmaceutical applications and food, supplement and medicinal ingredient applications outside of multi-level, network or affiliate marketing (“MLM”).  The Company reserved the right to market and sell isolates and natural and synthetic derivatives of the Product in pharmaceutical applications, as well as ingredient applications outside of MLM.  The Agreement prohibits the Company from selling ProAlgaZyme for the benefit of customers and distributors worldwide, other than for pharmaceutical and ingredient applications. The Company is also prohibited from selling any product in the MLM market.  In November, 2010, the Company received a payment of $255,000, as provided in the Agreement, for the exclusive distribution rights.  $242,500 of this payment has been recorded as deferred revenue, and is being amortized over seventeen years.  Our receipt of minimum payments under the Ceptazyme, LLC Agreement is subject to among other conditions our product meeting the FDA’s GRAS standard, which we are currently working on. The Agreement remains in effect until the expiration of the last patent with respect to the Product, subject to earlier termination as provided in the Agreement.  The minimum payment provisions under the Agreement have not been operative as we do not yet meet the GRAS standard.  We anticipate GRAS compliance by the end of the second quarter, 2012, at which time we expect to begin shipments under the contract.

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

During the quarter ended September 30, 2011, the Company issued 1,100,000 shares of common stock and received $130,000 in proceeds from investors.  The Company issued 16,000 shares of common stock upon the cashless exercise of 24,000 common stock warrants.  Pursuant to a private placement, convertible debentures were issued during the quarter ended September 30, 2011, for which a discount of $15,921 was recorded. In addition, in July, 2011, the Company issued a significant shareholder, Chris. Maggiore, warrants to purchase 3,000,000 shares at an exercise price of $.25 per share for a term of three years.  These warrants were issued to Mr. Maggiore in consideration Mr. Maggiore providing financing to the Company which prevented him from being able to avail himself of a company offer to certain warrant holders to exercise their warrants on a reduced exercise price basis.  The Company recognized finance costs of $203,069 in connection with the grant.

A summary of the status of the Company’s warrants is presented below.

	September 30, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	15,856,999	$ 0.17	22,723,401	$ 0.50
Issued	7,799,000	0.17	3,880,000	0.21
Exercised	(2,740,000)	0.10	(9,951,402)	0.13
Repriced $.15 warrants	1,240,000	0.15
Repriced $.25 warrants	(1,240,000)	(0.25)
Expired	(3,258,666)	0.09	(795,000)	0.50

Outstanding, end of period	17,657,333	$ 0.20	15,856,999	$ 0.17

Warrants outstanding and exercisable by price range as of September 30, 2011 were as follows:

	Outstanding Warrants			Exercisable Warrants

		Average
		Weighted
		Remaining			Weighted
		Contractual	Exercise		Average
Range of	Number	Life in Years	Price	Number	Exercise Price

0.10	1,170,000.79		0.10	1,170,000	$ 0.10
0.125	4,724,000	2.61	0.125	4,724,000	0.125
0.15	3,323,333	1.29	0.15	3,223,333	0.15
0.225	600,000	2.32	0.225	600,000	0.225
0.25	6,825,000	1.59	0.25	6,825,000	0.25
0.50	1,015,000	1.24	0.50	1,015,000	0.50

	17,657,333	1.76		17,657,333	$ 0.12

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

In May of 2011 we and Mr. Baer agreed to (i) further reduce from 11,000 to 5,600 the square footage we are occupying, and (ii) reduce our rent to $12,320 (not including real estate taxes of $1,480 per month).  We incurred approximately $78,000 in rent expense during the second and third quarters of 2011.

The Company was leasing, on a month to month basis, a warehousing and bottling facility. The lease called for monthly rentals of $2,700, plus annual common area maintenance fees.   Rent expense under this lease for the quarter ended March 31, 2011 was approximately $9,550.  This building was vacated on April 1, 2011.

In April of 2011 the Company signed a lease for new office and warehouse facilities.  This lease calls for deferred rent payments until September 1, 2011, to allow us time to finish tenant improvements.  Monthly rental is approximately $5,400 per month, and is for a term of 42 months.  The Company has not yet completed the tenant improvements necessary to occupy the space due to a shortage of funds.  We anticipate moving in late in the fourth quarter of 2011.  In connection with this lease, we incurred approximately $5,400 in rent expense during the third quarter of 2011.

The Company’s future minimum lease payments are as follows:

Year Ending December 31,
2011	$53,242
2012	216,925
2013	95,121
2014	48,156
$413,444

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

On August 17, 2011, the Company received notice from GNRP (see Note 12) claiming that the Company owes it $220,000 for services rendered from October, 2009 to August 2011, although the Company has never received a bill detailing any services rendered.  Once the Company receives detailed billing records, it will determine the amount if any owed to GNRP.

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

NOTE 14 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (Convertible debt – 5,512,956 shares and 6,622,000 shares at September 30, 2011 and 2010, respectively; and warrants – 17,657,333 shares and 16,840,985 shares at September 30, 2011 and 2010, respectively) is anti-dilutive.

NOTE 15 - SUBSEQUENT EVENTS

The Company issued 37,594 shares of common stock to a consultant, valued at $7,519.  The Company issued 800,000 shares of common stock and received proceeds of $100,000.

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

Results of Operations for the nine months ended September 30, 2011 and 2010.

Net Sales.  Net sales for the nine months ended September 30, 2011 were $88,587 as compared to $52,451 for the comparable prior period.  These sales reflect principally revenues from the distribution of our ProAlgaZyme® product.  The increase in our revenue for 2011 is due to our exclusive distributorship agreement with Ceptazyme, LLC to distribute our product.  In the fourth quarter of 2010 we received an initial licensing fee payment of $255,000 under the terms of this exclusive distributorship agreement.  We recognized $11,250 in revenue from this licensing fee during the first nine months of 2011.

Although we anticipate the realization of increasing revenues from our exclusive distributorship agreement with Ceptazyme, LLC, our ability to realize any such increased revenue is dependent upon the satisfaction of certain conditions, including our product’s meeting the FDA’s GRAS standard or receiving New Diet Ingredient (“NDI”) status form the FDA, which we have not satisfied as of this date, though we are working on meeting the GRAS standard.   The minimum payment provisions under the distributorship agreement have not been operative because we do not yet meet the GRAS standard.  We anticipate GRAS compliance by the end of the second quarter, 2012, at which time we expect to begin shipments under the contract.  If we are unable to meet he GRAS standard (or NDI status), there will be a material adverse affect on our business, financial condition and results of operations.

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

Cost of Sales.  Cost of Sales was $99,060 for the nine months ended September 30, 2011, as compared to $35,343 for the comparable prior period.  Cost of Sales represents primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  The increase in cost of sales for 2011 is due to an increase in overall production, combined with additional costs incurred in bottling our product offsite until the improvements to our new warehouse facility are completed.

Research and Development Expenses.   For the nine months ended September 30, 2011, we incurred $246,000 on research and development expenses, as compared to $294,053 for the comparable period in 2010.  These expenses are mainly comprised of costs associated with external research.  Our research and development costs declined de to our limited cash resources..  This research was initiated to further explore ProAlgaZyme®’s potential efficacy on the management of cholesterol levels.  We have identified several potential bioactive compounds, but additional research aimed at isolating the compound further is expected to be completed during the fourth quarter of 2011.

Selling and Marketing Expenses. Selling and marketing expenses were $11,823 for the nine months ended September 30, 2011, as compared to $95,190 for the comparable prior period.  The decrease in 2011 was due to the reclassification of wages paid to our Executive Vice President, combined with shifting available resources to research, resulting in our de-emphasizing marketing.

In the past we were only accustomed to nominal sales of our sole product, ProAlgaZyme.  In September of 2010, we signed an exclusive distribution agreement to sell our product.  This exclusive distribution agreement called for an initial licensing fee of $255,000 (received  in October of 2010) and monthly orders which increase as our ability to produce product increases, subject to satisfaction of certain conditions, including satisfaction of the GRAS standard (or NDI status); we are still working on meeting GRAS.  An initial order of $51,100 was received in December of 2010.   Due to several delays in the design of new packaging, this order was shipped in full during the month of April, 2011.  During the second quarter of 2011 we received orders for 15,000 bottles, and shipped approximately 6,600 bottles.  The balance of this order is pending payment from the distributor.  During the third quarter of 2011 we received orders for 4,354 bottles, and shipped approximately 4,400 bottles.  We anticipate further orders in the near term, subject to the ability of Ceptazyme to remit payment as required under the terms of the contract.  However, we do not expect the distributor to begin purchasing the minimums until we satisfy the FDA’s GRAS standard (Note 11).

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

General and Administrative Expenses. General and administrative expense was $333,021 for the nine months ended September 30, 2011, as compared to $960,625 for the comparable prior period.  The decrease in general and administrative expense during 2011 is due primarily to an approximate $530,000 decrease in administrative salaries, of which approximately $500,000 was in the form of stock based compensation, a non-cash expense, combined with a decrease of $45,000 in costs associated with our 2010 stockholders meeting , and a $50,000 decrease in our rent expense.

Professional and Consulting Expenses.   Professional and consulting expense was $386,355 for the nine months ended September 30, 2011, as compared to $2,000,489 for the comparable prior period.  The decrease in professional and consulting expense during 2011 is due primarily to a decrease in stock based compensation of approximately $1,500,000, and a decrease in legal fees of approximately $180,000, offset by an increase in accounting fees of approximately $49,000.

Liquidity and Capital Resources

Historically, we have not generated any material revenues from operations and have been in a precarious financial condition. Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have had recurring losses from operations. Our primary source of funds during the nine months ended September 30, 2011 was from the sale and issuance of equity securities as well as proceeds from the issuance of convertible debentures. We anticipate that our operations and costs through the 4th quarter of 2011 will be funded from the proceeds from private placements and warrant exercises as well as the issuance of new debentures.  We have an immediate and urgent need for additional capital.  If we are unable to raise the capital necessary to fund our continuing operations, we will not be able to continue as a going concern and you will suffer a total loss of your investment.

As of November 18, 2011, we had a cash balance of approximately $40,000.  We have had only limited revenue ($88,587 for the nine months ended September 30, 2011) and have incurred significant net losses since inception, including a net loss of $1,322,815 for the nine months ended September 30, 2011. Subject to our product’s meeting the FDA’s GRAS standard or receiving New Diet Ingredient (“NDI”) status form the FDA (neither of which standards do we currently meet), the revenue guaranteed to us under the exclusive distribution agreement is expected to contribute significantly to funding our normal operations.  However, we have, since inception, consistently incurred negative cash flow from operations. During the nine months ended September 30, 2011, we incurred negative cash flows from operations of $770,442.  As of September 30, 2011, we had a working capital deficiency of $917,042 and a stockholders’ deficiency of $1,297,214. Although we recently raised a limited amount of capital, we have an immediate and urgent need for additional capital.

 During the nine months ended September 30, 2011, our operating activities used $770,442 in cash, a decrease of $523,518 from the comparable prior period.  The approximate $520,000 decrease in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $4.8 million decrease in net loss, a $388,000 increase in accrued payroll taxes expenses and accounts payable, partially offset by a $2.2 million decrease fair value adjustment of derivative liability (a noncash expense), a $1.6 million decrease in stocks and warrants issued for services (a noncash expense), a $203,000 decrease in finance costs paid with warrants, and a $550,000 decrease in obligations to issue common stock.

During the nine months ended September 30, 2011, our financing activities generated $819,692, a $476,420 decrease from the comparable prior period. The decrease in cash provided by financing activities was due primarily to a decrease in proceeds from sales of securities and convertible debt.

Although we raised a limited amount of capital during the first nine months of 2011, we continue to experience a severe shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  Subject to our ability to meet the FDA’s GRAS standard, which we do not yet meet, our exclusive distribution agreement should generate revenue to help cover at least a portion of our normal operating expenses; however we will still be reliant upon external financing for the continuation of our research program. With the leasing of our new manufacturing and office facilities, we anticipate being able to increase our production as necessary to meet the minimum requirements called for in our distribution agreement, subject to having sufficient capital, which we do not currently have.

In September 2011, we issued a Senior Secured Note in the principal amount of $100,000.  This Note is secured by all our assets and is payable within ten days of the lender’s written demand.  We currently do not have the funds to repay this loan.  If the lender demands payment and we are unable to raise the funds needed to repay the loan, the lender could foreclose on our assets, in which case you would suffer a total loss of your investment.

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

Significant elements of income or loss not arising from our continuing operations

Except as set forth below, we do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.  For the nine months ended September 30, 2010, we recognized $2,223,991 of expenses for financial statement purposes based on the change in fair value of derivative liabilities.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

During the quarter ended September 30, 2011, the Company issued 1,100,000 shares of common stock and received $130,000 in proceeds from investors.  The Company issued 16,000 shares of common stock upon the cashless exercise of 24,000 common stock warrants.  Pursuant to a private placement, convertible debentures were issued during the quarter ended September 30, 2011, for which a discount of $15,921 was recorded. In addition, in July, 2011, the Company issued a significant shareholder warrants to purchase 3,000,000 shares at an exercise price of $.25 per share for a term of three years.  These warrants were issued to the shareholder in consideration of his providing financing to the Company which prevented him from being able to avail himself of a company offer to certain warrant holders to exercise their warrants on a reduced exercise price basis.

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

Item 5.  Other Information

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended (1)
3.2	Amended and Restated By-laws of the Company (2)
10.1	Security Agreement related to Senior Secured Promissory Note
10.2	Senior Secured Promissory Note Dated September 8, 2011
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Filed as Exhibit 3.1 to the Registrant’s Form 10Q, for the quarter ended June 30, 2011, filed with the Commission on August 22, 2011 and incorporated by this reference.

(2)  Filed as Exhibit 3.2 to the Registrant’s Form 10Q, for the quarter ended March 31, 2010, filed with the Commission on May 17, 2010 and incorporated by this reference

*furnished herewith (all other exhibits are deemed filed).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: November 18, 2011

By:  /s/ John Gorman

Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

By: /s/ John Gorman

(John Gorman)

Executive Vice President

November 18, 2011

LIST OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended (1)
3.2	Amended and Restated By-laws of the Company (2)
10.1	Security Agreement related to Senior Secured Promissory Note
10.2	Senior Secured Promissory Note Dated September 8, 2011
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Filed as Exhibit 3.1 to the Registrant’s Form 10Q, for the quarter ended June 30, 2011, filed with the Commission on August 22, 2011 and incorporated by this reference.

(2)  Filed as Exhibit 3.2 to the Registrant’s Form 10Q, for the quarter ended March 31, 2010, filed with the Commission on May 17, 2010 and incorporated by this reference

*furnished herewith (all other exhibits are deemed filed)