Form 10-K
period 2011-12-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2012-03-30
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

 X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

     .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____

Commission File Number:  000-30415

Health Enhancement Products, Inc.

 (Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation Organization)	87-0699977 (I.R.S. Employer Identification No.)

7 West Square Lake Rd., Bloomfield Hills, MI 48302
(Address of Principal Executive Offices)

(248) 452 9866

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

The aggregate market value of the issuer’s voting and non-voting common equity held as of December 31, 2011 by non-affiliates of the issuer was $24,995,950 based on the closing price of the registrant’s common stock on such date.

As of March 20, 2012, there were 100,036,350 shares of $.001 par value common stock issued and outstanding.

FORM 10-K

HEALTH ENHANCEMENT PRODUCTS, INC.

INDEX

PART I		4
Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	13
Item 3.	Legal Proceedings	12
PART II		12
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 8.	Financial Statements and Supplementary Data	19
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	19
Item 9A	Controls and Procedures.	19
Item 9B.	Other Information	19
PART III		20
Item 10.	Directors, Executive Officers and Corporate Governance.	20
Item 11.	Executive Compensation	21
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	24
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	25
Item 14.	Principal Accountant Fees and Services	26
PART IV		27
Item 15.	Exhibits and Financial Statement Schedules	27

SIGNATURES		28

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	our ability to raise the funds we need to continue our operations;

•	our goal to increase our revenues and become profitable;

•	regulation of our product;

•	market acceptance of our product and derivatives thereof;

•	The results of current and future testing of our product;

•	the anticipated performance and benefits of our product;

•	the ability to generate licensing fees; and

•	our financial condition or results of operations.

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

General

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

We acquired HEC because it had the material necessary for the production of ProAlgaZyme® a freshwater infusion derived from a unique algae culture. We have since established a manufacturing plant, which consists of a laboratory and production facility, and hired production staff. Since establishing production, we have attempted to sell the product through a variety of channels.

In January 2007, we established HEPI Pharmaceuticals, Inc. as one of our wholly owned Subsidiaries (“HEPI Pharma”). The purpose of HEPI Pharma was to develop potential pharmaceutical applications for our primary product, ProAlgaZyme® (PAZ). In connection with the formation of HEPI Pharma, we entered into a Pharmaceutical Development Agreement with HEPI Pharma. Under the Development Agreement, we granted HEPI Pharma the right to develop the potential pharmaceutical applications of PAZ and its derivatives. In exchange for these rights, we became the sole stockholder of HEPI Pharma and are entitled to certain payments based on the attainment of specified development milestones and sales revenues. Although we are continuing our product research and development activities, HEPI Pharma is not independently pursuing pharmaceutical applications for our product. HEPI Pharma is for all intents and purposes an inactive entity.

In 2008, we entered into a marketing agreement with Changing Times Vitamins, a vehicle primarily controlled by Howard Baer, a significant shareholder and former officer and director of the Company. In April of 2009, the agreement was amended to an exclusive distribution arrangement. By October of 2009, that agreement was terminated; in connection with the termination, of this agreement, Changing Times was paid $300,000 cash and Howard Baer was personally issued 750,000 shares and 750,000 warrants at an exercise price of $.10 per share.

As previously disclosed, on September 2, 2010, we executed a multi-year exclusive worldwide distribution agreement (“Zus Agreement”) regarding our ProAlgaZyme product (“ProAlgaZyme” or “Product”) with Zus Health, LLC, an international distributor of health and nutritional products (“Zus” or “Distributor”). This Agreement called for certain minimum payments subject to the satisfaction of certain conditions. Our new management team has been assessing certain of our contractual relationships, including the Zus relationship, in the context of the regulatory environment in which we are currently operating. Based on this review, we determined that Zus (as well as its purported assignee, Ceptazyme, LLC) has engaged in multiple material breaches of the Zus Agreement. Accordingly, although this arrangement remained in place throughout 2011, in January, 2012, we notified Zus Health’s purported assignee, Ceptazyme, LLC of our intent to terminate the relationship. Subsequently, we notified Zus and Ceptazyme that the ZUS Agreement was subject to termination due to failure to cure the specified breaches of such Agreement. As a result, we will no longer be recognizing revenue until the matter is settled. In addition, we have filed a legal action in Michigan against Zus (as well as its purported assignee) alleging multiple breaches of contract. Ceptazyme, LLC subsequently filed an action in Utah against us, also alleging breach of contract. We intend to vigorously prosecute our action and defend against Ceptazyme’s claims.  See Business – Exclusive Distribution Agreement.

Our new management team has been evaluating our business strategy, and, in this connection, we have determined to move forward with a research-based product development program, as we do not believe that we can cost effectively sell and distribute our current product given regulatory and production considerations. Accordingly, we intend to implement a research-based product development program, all as more fully explained herein.

Having suspended the business of selling a branded ProAlgaZyme product at the start of 2012, we intend to implement a new business model under which we would derive future income from licensing and selling natural bioactive ingredients that may be derived from or initially based on ProAlgaZyme® algae cultures. These planned new products will likely be sold to much larger, better-financed food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will likely be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.

In December, 2011, we entered into a capital funding agreement with HEP Investments, LLC, a Michigan entity that agreed to lend the Company $2,000,000. Through March 27, 2012, we had received $700,000 of the aggregate $2 million commitment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As a condition to the funding, the Lender required that a new management team be retained. In so doing, the Company moved its administrative and management functions to Michigan. The Arizona operation will be devoted entirely to culture production and maintenance.

In February of 2012, we entered into an additional $500,000 funding agreement with Venture Group Investments, LLC, a Maryland entity.  Through March 27, 2012, we had received $388,000 of the aggregate $500,000 commitment.

Marketing and Sales

Since 2003, the Company has been able to generate only nominal sales of our sole product, ProAlgaZyme®. The marketing agreement executed with Changing Times Vitamins and terminated in October of 2009 generated no new net sales over the course of the agreement.  In September of 2010, we signed an exclusive distribution agreement with Zus Health, LLC to sell our product in the multilevel marketing and retail channels.  This exclusive distribution agreement called for an initial option payment of $255,000 (received  in October of 2010) and committed the distributor to successively larger monthly orders which in turn obliged the Company to ramp up production of the ProAlgaZyme® product to meet anticipated demand, subject to satisfaction of certain conditions on the part of both the Company and the distributor. In 2010, we recognized $5,000 in revenue from this distribution agreement, and recorded deferred revenue of $250,000 which represented the balance of the initial option payment.  In 2011, we recognized $15,000 in revenue from this agreement. As such, the arrangement did not generate the anticipated revenues and it was not feasible to expand capacity in the face of limited demand, delays in payment and erratic order history.

As noted above, beginning in 2012 we intend to implement a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from ProAlgaZyme®’s algae cultures to food, dietary supplement and medical food manufacturers.

The marketing and sale of all future products is subject to compliance with applicable regulations. Based on the findings from ongoing research, we intend to approach potential customers in the following market verticals.

Functional Food Ingredient

Functional foods, or health foods, represent an estimated $20 billion business in the US and a $40 billion business in Europe. The Middle East, although significantly smaller, is growing at a rate of 12-14% annually, followed closely by the newly-affluent in China and India. These foods typically are processed products that contain one or more staple foods augmented with a variety of performance-enhancing ingredients.

We intend to enter the food market with a healthy cholesterol ingredient as soon as it clears necessary regulatory hurdles. In this connection, we hope to pursue licensing agreements and contract out the production of our natural compounds whenever possible. This will allow the Company to scale-up production rapidly in anticipation of market demand. Companies that have been attempting to market a healthful beverage would be able to integrate the ingredient into one or more of their product lines and, subject to further testing and compliance with applicable regulations, promote the benefits of healthy cholesterol balance.

Dietary Supplement & Nutraceutical

The success of pomegranate extract, Omega-3 fish oil, resveratrol, saw palmetto and similar supplements attests to the American public’s obsession with ‘natural’ products. The dietary supplement business is a $28 billion industry in the US alone, and twice that the world over.

Rather than attempting to market a potential cholesterol related bioactive as a branded nutraceutical or supplement, we will endeavor to private-label the compound for larger, established marketers and retailers. This is a more efficient use of capital and resources while still retaining total control of the intellectual property, the manufacturing process and pricing power. We will not be placed in a position where our premier product application is commoditized and we must compete on price.

Medicinal Food

Doctors prescribe medicinal foods prior to, during or after various medical procedures, including surgery, chemotherapy, radiation therapy and physical therapy. At times, medicinal foods are used to augment the effects of prescription drugs. These medicinal foods are expensive and typically reimbursed by health insurers.

We anticipate that various properties of the algal extract can be isolated and produced as a medicinal food or beverage prescribed by physicians. This is an FDA-regulated sector, but the standards are less stringent than pharmaceutical applications.

Once again, under our new business model, we will endeavor to enter into a private-label arrangement with a larger strategic partner to produce and distribute this product application.

Pharmaceuticals

Ultimately, it may prove to be potential prescription drug applications that create the largest and most dramatic increase in our value. However, the process for developing a new prescription drug is costly, complex and time-consuming. It is an undertaking well beyond our reach and one that may take years to achieve. We will likely partner with a co-developer that will share in the risk and expense of the initial development process, and then share in any royalties resulting from the licensing or sale of any synthetic molecule and its homologs we are able to develop.

Corporate Communications

On January 24, 2012, we launched a revised, temporary website: www.health-enhancement-products.com and a new toll free number (888) 871-6903. The content of our website is not a part of this Annual Report on form 10-K and should not be construed as such. A permanent website with additional interactivity is under development and is expected to be deployed in late spring of 2012. A corporate information officer will be made available to investors and other interested parties at some point during 2012.

Competition

Generic dietary supplements and functional food ingredients such as vitamins, Omega-3 and antioxidants are made and marketed in a fiercely competitive, price-sensitive market environment. Proprietary products offered by nutraceutical marketers are often dogged by unsubstantiated claims of product efficacy or present a potential product safety issue, which in turn draws the attention of regulators. The optimal position for a supplement and ingredient maker is when pricing power can be exerted through well-protected intellectual property and further backed by well-documented safety and efficacy claims.

We believe that our primary competition comes from innovators in food technology such as DSM-Martek, Cognis, ConAgra, Cargill and Nestle, each of which have large scientific staffs and generous R&D budgets to develop supplements and ingredients for a wide range of applications. However, we intend to approach these very same competitors as potential strategic partners, in order to leverage their specific expertise in certain food and supplement categories where a mutually beneficial relationship can be struck.

Raw Materials & Feedstock

We own the microbial mixture, including algae, from which ProAlgaZyme® is derived, and these source materials are held in growing environments at our facility. We are using these materials for research and development purposes.  Other raw materials used in the proprietary production process for ProAlgaZyme® are readily available commercially, and we do not believe that there is any risk of interruption or shortage of supply of these materials.

Dependence on Customers

As discussed above, we have readjusted the business model to focus in the near term on research and development in order to license our product and technology to third parties.  At this time, there are no customers providing any revenue.

Production

We produce ProAlgaZyme® directly, using dedicated laboratory facilities at our own premises and with qualified technical staff.  We have leased a new facility that will house the existing production capability, subject to completion of site preparation, which is now underway because of new capital funding.

At this time, we are only manufacturing the product for purposes of research and development programs underway.

Patents and Proprietary Rights

We have rights in certain patent applications and trademarks. With respect to patents and trademarks, we have secured a patent and federal trademark registrations in the U.S. Patent and Trademark Office (“USPTO”) as described below:

•

U.S. Patent No. 7,807,622 relates to the Registrant’s sole product, ProAlgaZyme®.  The title of the patent is: Composition and use of phyto-percolate for treatment of disease.  This invention relates generally to a method of preparation of a phyto-percolate that is derived from fresh water mixture including algae. The invention further relates to the potential use of the phyto-percolate in a variety of disease states.  This patent was filed on November 30, 2006 and has a term of 20 years from the earliest claimed filing date (which can be extended via Patent Term Adjustment and Patent Term Extension).  The initial term would expire on November 30, 2026.

•

PROALGAZYME® (Reg. No. 3,229,753) which registered on April 17, 2007. This trademark’s registration will remain in force for six years from the registration date and then can be renewed for additional 5 and then 10 year periods.

We also have an allowed pending trademark application for “HEPI BIOSCIENCE” and a Community trademark in Europe for “PROALGAZYME".  We may have other common law rights in other trademarks, trade names, service marks, and the like which will continue as long as we use those respective marks.

The following files have issued as patents, await examination or are in process:

Title	Country	Patent/Application Number	Status
Composition and Use of Phyto-percolate For Treatment of Disease	U.S.	7,807,622	Issued Patent
Composition and Use of Phyto-percolate For Treatment of Disease	Australia	2006320264	First Examination Report issued, response due 8/12/12
Composition and Use of Phyto-percolate For Treatment of Disease	Canada	2,631,773	Examination requested
Composition and Use of Phyto-percolate For Treatment of Disease	European Union	6758513.3	Examination in progress, office action
Composition and Use of Phyto-percolate For Treatment of Disease	Japan	2008-543545	Examination in progress
Composition and Use of Phyto-percolate For Treatment of Disease	U.S.	12/897,574	Awaiting Examination
Composition and Method For Affecting Cytokines and NF-κB	U.S.	12/947,684	First Office Action issued, response entered 2/9/12
Composition and Method For Affecting Cytokines and NF-κB	PCT	PCT/US2010/056862	First Examination Report issued, national stage filing deadline of 5/16/12
Composition and Use of Phyto-percolate For Treatment of Disease	U.S.	12/067,735	Restriction requirement issued, response entered 1/20/12
Method of Cholesterol Regulation	PCT	PCT/US 25713	Examination in progress

Regulation

General Regulatory Framework

In the United States and any foreign market we may choose to enter, our product(s) are subject to extensive governmental regulations.  In the United States, these laws, regulations and other constraints exist at the federal, state and local levels and at all levels of government in foreign jurisdictions. The majority of these regulations directly relate to (1) the formulation, clinical testing, manufacturing, packaging, labeling, distribution, sale and storage of our product(s) and (2) product claims and advertising, including claims and advertising by us, as well as claims and advertising by distributors for which we may be held responsible.

U.S. product classification

In the U.S., the formulation, testing, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our product(s) are subject to regulation by various governmental agencies, primarily (1) the Food and Drug Administration (FDA) and (2) the Federal Trade Commission (FTC).  Our activities also are regulated by various agencies of the states and localities and foreign countries in which our product(s) are manufactured, promoted, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of conventional foods, dietary ingredients and dietary supplements (or nutraceuticals).

The FDA is responsible for the oversight of all foods (including nutraceuticals), drugs, cosmetics and medical devices in the United States.  To the extent that we manufacture finished product(s) for sale to consumers (and in certain other limited circumstances where we sell our product as an ingredient), FDA regulations require us to comply with current good manufacturing practice (cGMP) regulations for the preparation, packing and storage of dietary supplements.  This is a complex series of regulations that have posed significant compliance challenges to the nutraceutical industry.   To the extent that we supply our product(s) as ingredients for the use in foods or nutraceuticals we would be required to comply with cGMP regulations for foods, as well as the provisions of the Food Safety Modernization Act of 2011 which require all companies involved in the production of food and food ingredients to develop and implement a Hazard Analysis and Critical Control Point (HACCP) program.

The Dietary Supplement Health and Education Act of 1994 (DSHEA) revised the provisions of the Federal Food, Drug and Cosmetic Act (FFDCA) by recognizing “dietary supplements” as a distinct category of food and, we believe, is generally favorable to the dietary supplement industry.  The legislation grandfathered, with some limitations, dietary ingredients that were on the market before October 15, 1994.  A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  To the extent that we offer for sale unique, proprietary ingredients we will be required to file with FDA evidence supporting the conclusion that we have a “reasonable expectation” that they will be safe for human consumption when used as directed.  FDA recently published an “Advance Notice of Proposed Rulemaking” which the nutraceutical industry believes will substantially increase the level of evidence required to satisfy the “reasonable expectation” standard.

DSHEA provides for specific nutritional labeling requirements for dietary supplements.  DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being from consumption of a nutraceutical ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body.  A company making a statement of nutritional support must possess adequate substantiating scientific evidence for the statement, disclose on the label that the FDA has not reviewed the statement and that the product is not intended to mitigate, treat, cure or prevent disease, and notify the FDA of the statement within 30 days after its initial use.  To the extent we produce finished product for use by consumers as nutraceuticals, we will be required to comply with these provisions of DSHEA.

Labeling and advertising regulations

We may market one or more of our products as a conventional food or for use as an ingredient in conventional foods.  Within the U.S., this category of products is subject to the Nutrition, Labeling and Education Act (NLEA) and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients added to conventional foods must either be generally recognized as safe by experts (GRAS) or be approved as food additives under FDA regulations.

The FTC, which exercises jurisdiction over the advertising of our product, has for years instituted enforcement actions against companies marketing nutraceuticals for alleged false, misleading or unsubstantiated advertising of some of their products.  The FTC has specific guides for advertising claim substantiation as well as for the use of testimonials.  As a general matter, companies making health related claims for their products or ingredients are required to possess well designed human clinical studies supporting such claims at the time they are made.  Enforcement actions have often resulted in consent decrees and significant monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials which we have and may in the future utilize.

International regulations of our product(s)

In many foreign markets in which we may choose to offer our product(s) for sale, we may be required to obtain an approval, license or certification from the relevant country's ministry of health or comparable agency.  This would hold true for jurisdictions such as Canada, the European Union, Japan, Australia and New Zealand.  The approval process generally requires us to present each product and product ingredient to appropriate regulators for review of data supporting safety as well as substantiating any claims we may desire to make.   We would also be required to comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations could prevent our product(s) from being legally offered for sale.

As of January 2012, we have determined that our exclusive distributor is unable or unwilling to market our sole product in a manner compliant with state and federal regulation, is unable or unwilling to insure our product’s compliance with applicable regulations, as required by our agreement, and therefore we are not able to continue with commercial production of the product in compliance with FDA regulation.  Accordingly, we have ceased the sale of our ProAlgaZyme product and are focused solely on the research and development relating to new product concepts and applications.  All product currently being produced is solely for research and development.

California Proposition 65

California’s Safe Drinking Water and Toxic Enforcement Act of 1986, also known as Proposition 65, provides that no person in the course of doing business shall knowingly discharge or release a chemical known to the state to cause cancer or reproductive toxicity into water or into land where such chemical passes or probably will pass into any source of drinking water, without first giving clear and reasonable warning.  Among other things, the statute covers all consumer goods (including foods) sold in the State of California.  Prop. 65 allows private enforcement actions (sometimes called “bounty hunter” actions).  Reports indicate that over 100 such actions have been commenced annually over the past 3 years against companies in the nutraceutical industry (e.g., lead content of calcium, lead content of ginseng, PCB in fish oil) alleging that their products are contaminated with heavy metals or other compounds that would trigger the warning requirements of the Act.  While we take all appropriate steps to ensure that our products are in compliance with the Act, given the nature of this statute and the extremely low tolerance limits it establishes (well below federal requirements), there is a risk that we could be found liable for the presence of miniscule amounts of a prohibited chemical in our product.

General

To the extent dictated by our research partners, we will produce research-only feedstock for chemical analysis, safety studies and efficacy studies compliant with applicable state and federal regulations. However, we will rely on our research partners to conduct their respective R&D programs in a manner compliant with applicable regulation and law. Once a product concept has been fully developed, we intend to manufacture that product, either internally or on a contract basis. In either case, we will adhere to all state and federal regulations relative to the safety and efficacy of the product application, as well as relevant regulations covering the safe and consistent manufacture of that product.

Research and Development

Research

ProAlgaZyme® has been subjected to product testing in its original form over several years, beginning in 2004. In spring of 2009, we contracted with the consulting firm of Great Northern & Reserve Partners, LLC, which undertook a research and development process with a view to fractioning the existing product into much smaller, concentrated groups of molecules with similar physical properties. These groups were then tested in vivo and in vitro with successful result noted in maintaining healthy cholesterol levels.  A patent application describing a novel method of cholesterol regulation was submitted to the US Patent & Trademark Office in spring of 2010 and a PCT filing was submitted in February of 2011.

Over the past three years, our research efforts were being coordinated by Great Northern and Reserve Partners, a third party consulting firm.  As of December 16, 2011 we terminated the agreement with Great Northern and Reserve Partners.  Andrew Dahl, the principal partner of Great Northern and Reserve Partners was simultaneously hired as the CEO.  As such, we are now developing our research programs internally and directing outside research companies.  We spent approximately $378,000 for the year ended December 31, 2011 on research and development, as compared to $396,000 in 2010. Of the $378,000, $42,000 was spent on internal research, mainly involving in-house testing and development of the ProAlgaZyme® product (both ‘in vitro” and “in vivo” testing), and $336,000 has been spent on external research, mainly to independent facilities involved in the analysis of our bioactive ingredient. To date, all of these amounts have been directly expensed as they have been incurred.

Our research efforts have been directed toward  identifying "class of compound," and the "active ingredient;" that aim to identify the single molecule or molecules, if possible, responsible for the potential cholesterol related benefits the company's testing has identified. Substantial time, money, and effort have been expended in this regard. We believe that we are making substantial progress towards achieving these hoped-for results, but more investigation is still needed.   Subject to the availability of sufficient funding, we estimate that we will, in fiscal 2012, expend approximately $1,000,000-plus on research and subsequent product development.  These expenditures will need to be met from external funding sources. In the past, we have had difficulty raising funds from external sources. Thus, we may not be able to raise the funding required to continue our research and development activities. In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case, our ability to substantiate the accumulated intellectual property with objective clinical support for its characterization, method of action and efficacy will continue to be impeded, thereby severely hindering our ability to generate licensing revenue (or otherwise commercialize our products) and adversely affect our operating results.

In the event that we are successful in raising the necessary capital, we will continue our current research program with Battelle Memorial Institute, we will expand our investigations to include various experts and consultants on an as-needed basis and explore new product concepts and applications. Our current contracts with Battelle cover the following activities:

•

Isolation of individual molecules in previously-identified bioactive groups

•

Testing of isolated samples in vivo and in vitro

•

Analysis of individual molecules and small groups of molecules utilizing liquid chromatography, mass spectroscopy, nuclear magnetic resonance, gas chromatography and X-Ray crystallography, among other such methods

•

Identification and characterization of the bioactive molecule(s) in natural form

Once the test results are reviewed and evaluated, Battelle will be asked to submit proposals to undertake the following efforts:

•

Alternative methods of production pertaining to any natural bioactive compound(s)

•

Development of a synthetic molecule for proof-of-concept testing

•

Development of homologs of a bioactive synthetic molecule to create a library of potential drug discovery candidates

Ancillary development activities will occur in parallel with Battelle’s programs.

Development

We are primarily involved in isolating and characterizing natural bioactive compounds that have a potential positive effect on healthy cholesterol balance. Once these compound or compounds are identified, we intend to develop products for three specific market verticals. As is the case in this highly regulated industry, a significant amount of development work will be focused on meeting state and federal standards. The marketing and sale of all future products is subject to compliance with applicable regulations.

Food Ingredient

As a performance-enhancing food ingredient, we intend to market our bioactive compound(s) to food processors or ingredient makers who will partner with us to develop specific applications for certain product categories such as health drinks, sports beverages or functional foods. Our development activities will be focused on developing ways and means to make our bioactive compound(s) easy to handle and stable when mixed with other foods, ingredients or additives.

Dietary Supplement

As a free-standing dietary supplement, our strategy is to offer our bioactive compound(s) to supplement makers and marketers, who will incorporate our compound(s) into product lines branded and marketed by others, or develop an application to introduce our compound(s) as an ingredient in another dietary supplement.

Medical Foods

We also intend to enter the medical foods market vertical, whereby our bioactive compounds are offered as complementary therapy or augmentation of special diets. This is a regulated market, and our development activities will likely focus on meeting compliance standards.

Exclusive Distribution Agreement

Under the terms of the Zus Agreement, we granted the Zus Health, LLC (“Distributor”) the exclusive right to distribute ProAlgaZyme to customers and distributors worldwide, excluding pharmaceutical applications and food, supplement, and medicinal ingredient applications outside of multilevel, network or affiliate marketing (“MLM”). We reserved the right to market and sell isolates and natural and synthetic derivatives of ProAlgaZyme in pharmaceutical and ingredient applications outside of MLM. The Zus Agreement prohibits us from selling ProAlgaZyme for the benefit of customers and distributors worldwide, other than for pharmaceutical and ingredient applications. We are also prohibited from selling any product in the MLM market. The Zus Agreement will remain in effect until the expiration of the last patent with respect to the Product, subject to earlier termination as provided in the Zus Agreement.

The Distributor agreed to make certain minimum guaranteed payments to us for the term of the Zus Agreement, subject to renegotiation if the Distributor was unable to meet the specified minimum purchase requirements. The Distributor is not obligated to make the minimum monthly payments to maintain exclusivity until (a) the Product is determined to meet the Food and Drug Administration’s “generally recognized as safe” (“GRAS”) standard or (b) the Product receives “New Dietary Ingredient” (“NDI”) status from the FDA. We believe that the Distributor was obligated under the terms of the Agreement to satisfy one or more of these conditions, as it was responsible for all decisions and actions regarding regulatory matters relating to or involving the marketing, sale and use of the Product for the licensed use. These conditions have not yet been met by the Distributor. Minimum monthly payments may also be suspended if a regulatory agency restricts the sale of the Product.

The Zus Agreement provided for a thirty day Due Diligence review period, during which the Distributor conducted a due diligence review and we were to determine whether we would be able to meet the minimum production requirements established by the Zus Agreement. Following completion of its due diligence review, the Distributor paid us a non-refundable option fee of $255,000 for the exclusive distribution rights for the initial four month period of the Zus Agreement (through December 31, 2010). If we determined that we could not meet the Distributor’s minimum purchase requirements, then the minimum guaranteed payments were subject to reduction. We determined that we would need to scale up production to meet Zus’ minimum purchase requirements.

The Zus Agreement provides for the following guaranteed minimum monthly payments/purchases, subject to satisfaction of certain conditions, which have not been satisfied:

Month	Minimum Pmts.	Minimum Purch.
December 2010	$80,000	$320,000
January 2011	80,000	320,000
February 2011	80,000	320,000
March-July 2011	150,000	600,000
August 2011-July 2012	295,000	1,180,000
August 2012	371,000	1,484,000

During the initial 30-day due diligence period, we and Zus were to negotiate monthly and annual minimums, based on market potential and manufacturing capacities, with respect to September, 2012 and after, subject to annual minimum and maximums of 17,808,000 and 53,424,000 units, respectively. Since we and Zus did not to agree to higher minimums during the initial 30-day due diligence period, the annual minimum for years three and after is 17,808,000 units (or $4,452,000 per year).

Under the terms of the Zus Agreement, guaranteed monthly minimum shipments and payments were to commence in December of 2010, subject to the conditions set forth in the Zus Agreement, including the ProAlgaZyme Product (a) meeting the Food and Drug Administration’s “generally recognized as safe” (“GRAS”) standard or (b) receiving “New Dietary Ingredient” (“NDI”) status from the FDA. We believe that the Distributor was obligated under the terms of the Agreement to satisfy one or more of these conditions, as it was responsible for all decisions and actions regarding regulatory matters relating to or involving the marketing, sale and use of the Product for the licensed use. However, neither of these conditions has been satisfied by the Distributor; consequently, guaranteed monthly minimum shipments and payments have never commenced.

If the Distributor fails to make required monthly minimum purchases of Product, we and the Distributor are obligated to attempt to renegotiate the minimum purchases. If we and the Distributor are unable to agree on revised minimum purchases, the Zus Agreement will become non-exclusive, at our option. Beginning nine months after the effective date of the Zus Agreement, if we are unable to supply to Zus 80% of Zus’ purchase order requirements for two consecutive calendar quarters, or fail to deliver a minimum of 70% of Zus’ purchase order requirements for two (2) consecutive months, then Zus has the right to take over manufacturing of the Product, subject to certain conditions.

The Distributor has the right to terminate the Zus Agreement upon ninety days written notice. If the Zus Agreement were terminated during the first ninety days, the Distributor would have had no further obligation to us, beyond the initial payment of $255,000. If the Distributor terminates the Zus Agreement after the initial ninety day period, in addition to the initial payment of $255,000, the Distributor is obligated to pay us 150% of certain of our costs, subject to a minimum payment of $250,000.

The Zus Agreement may also be immediately terminated by either party, if the other party: files a petition in bankruptcy; becomes insolvent or makes an assignment for the benefit of its creditors; has an involuntary proceeding or other arrangement pursuant to any bankruptcy law commenced against it; discontinues its business; breaches a material non-monetary term of this Agreement and such breach remains uncured for a period of thirty (30) days after written notification of such breach is given by the non-breaching Party; or breaches a monetary term of this Agreement and such breach remains uncured for a period of fifteen (15) days after written notification of such breach is given by the non-breaching Party.

The Zus Agreement does not affect our right to develop and market isolates, synthetic and natural derivatives or products naturally derived from ProAlgaZyme for specific applications outside MLM that are branded by and resold to third parties, such as prescription products/ingredients.

As described above, we believe that Zus (as well as its purported assignee, Ceptazyme, LLC) have engaged in multiple material breaches of the Zus Agreement, and we have notified Zus and its principal of our intent to terminate the Agreement. Subsequently, we notified Zus and Ceptazyme that we were terminating the ZUS Agreement due to failure to cure specified breaches of such Agreement. In addition, we have filed a legal action in Michigan against Zus (as well as its purported assignee) alleging multiple breaches of contract. Ceptazyme, LLC subsequently filed an action in Utah against us, also alleging breach of contract. We intend to vigorously prosecute our action and defend against Ceptazyme’s claims.

Compliance with Environmental Laws

We believe that we are, in all material respects, in compliance with local, state, and federal environmental laws applicable to our production, waste disposal, and bottling operations, and we have prepared appropriate documentation as to our current operational procedures, standards, and guidelines in order to comply with applicable environmental laws. The cost of this compliance activity to date has not been material, and has been absorbed within our general operations overhead.

Employees

As of December 31, 2011 we had three full-time employees, positioned as follows: one employee in executive management, one employee in business development, marketing, sales and support services, and one employee in research and production. In addition, we have one part-time person acting on a consulting basis as our Chief Financial Officer. We believe that our employee relations are good. No employee is represented by a union.

Available Information

Our website is http://health-enhancement-products.com/. Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing we make with the SEC. We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission.   Our filings with the SEC can be viewed at www.sec.gov.

Item 1A.

Risk Factors.

There is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued an opinion on our consolidated financial statements which states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.

We are materially dependent on external sources for continued funding. Until we realize licensing revenues sufficient to cover our expenses, we will be reliant upon external sources to fund our continued operations. There is no guarantee that this funding will continue. If we are unable to raise additional funds, there will be a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent on either our ability to expand or establish strategic partnerships.  There is no guarantee that we will be able to successfully establish strategic partnerships.

The ability to market our product is dependent upon proven, clinical research. While we are currently undergoing studies to further identify the active ingredients in our product, there is no guarantee that the research will successfully achieve this goal. If our current research does not return the results we expect, our business prospects will be materially and adversely affected.

Government regulation of our products may adversely affect sales. Nutraceutical products, although not subject to FDA approval, must follow strict guidelines in terms of production and advertising claims. Our ability to produce and successfully market our product is dependent upon adhering to these requirements.  If we fail to comply with applicable government regulations concerning the production and marketing of our product, we could be subject to substantial fines and penalties, which would have a material adverse effect on our business.

If we are unable to protect our intellectual property, we may suffer a competitive disadvantage or incur substantial litigation costs to protect our rights. Our future success depends upon our proprietary technology. We currently have one issued patent and several U.S and foreign patent applications pending for our product.

Item 1B.

Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2.

Facilities.

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

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)).   In addition, Mr. Baer has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse him for 70% of such expenses.  We incurred approximately $174,000 in rent expense during 2011.

In May of 2011 we and Mr. Baer agreed to (i) further reduce from 11,000 to 5,600 the square footage we are occupying, and (ii) reduce our rent to $12,320 (not including real estate taxes of $1,480 per month).

We signed a lease for a new facility in Arizona effective April 1, 2011.  This lease is for 9,868 square feet of office/manufacturing space, and is for a 42 month term.  The annual rental is $65,128 with annual increases of approximately 5%. We leased this facility to use for our production space.  Our objectives in seeking new space were threefold.  First, we needed a space that we could more easily convert into a cGMP compliant facility.  Secondly, we were seeking a more efficient manufacturing space that could help us overcome production challenges.  Thirdly, there was a desire to reduce operating expenses, if possible.  We believe that the new space meets all of the above objectives.  This new lease allows us to move to smaller, more efficient space.

We have also leased 500 square feet in Bloomfield Hills on a month to month basis to serve as the headquarters of our company.  These offices house the CEO and CFO.  The monthly rent is $1,750.

Item 3.

Legal Proceedings.

On January 9, 2012, we notified Zus Health’s purported assignee, Ceptazyme, LLC of our intent to terminate our contractual relationship with Zus Health and its purported assignee, Ceptazyme, LLC due to multiple breaches of contract. We notified Ceptazyme, LLC (i) that there was no agreement between us and Ceptazyme, as we had not approved any assignment of the License Agreement by Zus Health to Ceptazyme and (ii) that, even if there had been a valid assignment, Ceptazyme had committed multiple material breaches of the agreement.  We believe that Zus and Ceptazyme, LLC (i) failed to market our product in a manner compliant with state and federal regulations, and (ii) allowed their distributors to make claims and representations that were not in compliance with applicable regulations, among many other breaches. Subsequently, we notified Zus and Ceptazyme that the ZUS Agreement was subject to termination due to failure to cure the specified breaches of such Agreement.

Based on the foregoing, we filed a lawsuit in Michigan against Zus Health and Ceptazyme on January 16, 2012, alleging breach of contract. Subsequently, Ceptazyme filed suit in Utah against us on January 24, 2012, also alleging breach of contract.

We intend to prosecute and defend this matter vigorously.

We are currently not involved in any other legal action.

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

Year ended December 31, 2010	HIGH	LOW

First Quarter	1.24	0.17
Second Quarter	1.17	0.57
Third Quarter	0.58	0.37
Fourth Quarter	0.42	0.30

Year ended December 31, 2011

First Quarter	0.40	0.15
Second Quarter	0.27	0.11
Third Quarter	0.34	0.06
Fourth Quarter	0.28	0.12

As of December 31, 2011 we have 147 shareholders of record.

We have not paid any dividends on our common stock during the last two fiscal years, due to our need to retain all of our cash for operations.  We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities.

During the quarter ended March 31, 2011, we issued (i) 1,866,667 shares of common stock and received proceeds of $180,000 upon the exercise of warrants; (ii) 400,000 shares of common stock and warrants to purchase 800,000 shares of common stock (at an exercise price of $.125 per share) for proceeds of $50,000; (iii) . Convertible debentures  in the principal amount of $62,500  (convertible into common stock at $.125 per share), and (ii) warrants to purchase 750,000 shares of common stock (at an exercise price of $.125 per share), all for gross proceeds of $62,500; and (iv) 100,000 shares of common stock for services, valued at $25,000.  In addition, we re-priced 1,240,000 warrants from $.25 to $.15 per share to induce a convertible note investment.   .

During the quarter ended June 30, 2011, we issued (i) 740,000 shares of common stock and warrants to purchase 1,734,000 shares of common stock (at an exercise price of $.125 per share) for proceeds of $92,500; (ii) 500,000 shares of common stock for $50,000 in proceeds upon the exercise of warrants;  (iii) convertible debentures in the principal amount of $52,000 (convertible into common stock at $.125 per share), and warrants to purchase 624,000 shares of common stock (at an exercise price of $.125 per share), all for gross proceeds of $52,000; (iv) warrants to purchase 75,000 shares of common stock, valued at $8,584 for services; and (v)  333,334 shares of common stock in satisfaction of an obligation to issue common stock valued at $50,000.

During the quarter ended September 30, 2011, we issued (i) 1,100,000 shares of common stock and warrants to purchase 1,440,000 shares of common stock (at an exercise price of $.125 per share) for $130,000 in proceeds; (ii) 16,000 shares of common stock upon the cashless exercise of 24,000 common stock warrants; (iii) convertible debentures in the principal amount of $20,000 (convertible into common stock at $.125 per share), and warrants to purchase 240,000 shares of common stock (at an exercise price of $.125 per share), all for gross proceeds of $20,000;  , (iv) a significant shareholder warrants to purchase 3,000,000 shares at an exercise price of $.25 per share for a term of three years (these warrants were issued to the shareholder in consideration of his providing financing to us which prevented him from being able to avail himself of a company offer to certain warrant holders to exercise their warrants on a reduced exercise price basis).  We recognized finance costs of $203,069 in connection with the grant.

During the quarter ended December 31, 2011, we issued (i) 920,000 shares of common stock and warrants to purchase 180,000 shares of common stock (at an exercise price of $.125 per share) for $115,000 in proceeds; (ii) 37,594 shares of common stock, valued at $10,000, to consultants for services; (iii) 317,398 shares of common stock and warrants to purchase 1,976,097 shares of common stock valued at $178,538 using the Black Scholes method of valuation (at an exercise price of $.125 per share) to a significant shareholder in repayment of loans to the Company totaling $164,675; and (iv) warrants to purchase 1,100,000 shares of common stock, at an exercise price of $.15 per share, valued at $87,278, to the Company’s Board of Directors.

On December 1, 2011, we and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into among other agreements:  (i) a Loan Agreement under which the Lender has agreed to advance up to $2,000,000 to us, subject to certain conditions, and (ii) a Convertible Secured Promissory Note in the initial principal amount of $600,000 (“Note”). As of December 31, 2011, the Lender had advanced the Company $600,000, consisting of $500,000 advanced during December 2011 and $100,000 previously advanced by the Lender in connection with a transaction disclosed in a Current Report on Form 8-K dated September 12, 2011.   The Lender has agreed to advance the remaining $1,400,000 in $250,000 increments (final increment of $150,000) upon request of our CEO, subject to satisfaction of certain conditions.  In addition, we have agreed to (i) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share, subject to completion of funding of the full $2,000,000 called for by the Loan Agreement.  Amounts advanced under the Note are convertible into our restricted common stock at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market.

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

Since commencing production in 2004, we experienced only nominal sales of our sole product, ProAlgaZyme® and have relied primarily on the sale of company securities and shareholder loans to fund operations.

As previously disclosed, on September 2, 2010, we executed a multi-year exclusive worldwide distribution agreement (“Zus Agreement”) regarding our ProAlgaZyme product (“ProAlgaZyme” or “Product”) with Zus Health, LLC, an international distributor of health and nutritional products (“Zus” or “Distributor”). This Agreement called for certain minimum payments subject to the satisfaction of certain conditions. In connection with our new management’s assessment of our contractual relationships, we determined that Zus (as well as its purported assignee, Ceptazyme, LLC) has engaged in multiple material breaches of the Zus Agreement. Accordingly, although this arrangement remained in place throughout 2011, , in January, 2012, we notified Zus and its principal of our intent to terminate the relationship. Subsequently, we notified Zus and Ceptazyme that the ZUS Agreement was subject to termination due to failure to cure the specified breaches of such Agreement. As a result, we will no longer be recognizing revenue until the matter is settled. In addition, we have filed a legal action in Michigan against Zus (as well as its purported assignee) alleging multiple breaches of contract. Ceptazyme, LLC subsequently filed an action in Utah against us, also alleging breach of contract. We intend to vigorously prosecute our action and defend against Ceptazyme’s claims.

Having suspended the business of selling a branded ProAlgaZyme at the beginning of 2012, we intend to implement a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from our proprietary algae cultures to dietary supplement and medical food manufacturers.

Since 2004, we have been incurring significant operating losses and negative cash flow. We are also experiencing an ongoing and substantial working capital deficiency. We have from time to time had difficulty raising capital from third parties. In December of 2011 and February of 2012, we successfully raised capital to fund operations and research for the first two quarters of 2012. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2011 and 2010

Sales

Sales for the year ended December 31, 2011 were $88,891, as compared to $77,725 for the year ended December 31, 2010. These sales reflect principally revenues from the ProAlgaZyme® product.  The increase in our revenue for 2011 was due largely to our exclusive distributorship agreement with Zus Health, LLC (and its purported assignee Ceptazyme, LLC) under which Zus was to distribute our product.  In the fourth quarter of 2010 we received an initial licensing fee payment of $255,000 under the terms of the Zus distributorship agreement. During the year ended December 31, 2010, we recognized $5,000 in revenue from this licensing fee, and recorded deferred revenue of $250,000. During 2011, we recognized $3,750 in licensing fee revenue per quarter ($15,000 for the year) under the Zus agreement. Around January 9, 2012, we notified Zus Health’s purported assignee that the distributor was in breach of contract and directed that they immediately cease any and all activities with respect to the sale or distribution of HEPI products.  We subsequently notified the distributor that the agreement was subject to termination due to these breaches. As a result, we will no longer be recognizing revenue until the matter is settled.

We intend to implement a new business model under which we expect to  derive future income from licensing and selling natural bioactive ingredients derived from its algae cultures to much larger, better-financed food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.

Cost of Sales

Cost of sales were $138,252 for the year ended December 31, 2011, as compared to $51,807 for the comparable period in 2010. The increase in costs of sales is due primarily to limited production runs and our inability to consistently maintain efficiencies. Costs of sales relate primarily to raw materials, labor and the maintenance of laboratory and controlled production environments necessary for the growing of the algae cultures that constitute the source of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.

Research and Development Expenses

For the year ended December 31, 2011, we incurred approximately $378,000 in research and development expenses, as compared to $396,000 for the comparable period in 2010. These expenses are comprised of costs associated with internal and external research. Internal research and development was $42,000 in 2011, compared to $110,000 in 2010. The decrease was due to the use of outside consultants. We expect internal research and development to increase in 2012, subject to the availability of sufficient funding, which we do not currently have for such purpose. External research and development increased approximately $50,000 in 2011 to $336,000, compared to $286,000 in 2010. This increase was due primarily to the increase in costs associated with external clinical trials. We expect external research and development to increase in 2012 as we pursue additional external trials, subject to the availability of sufficient funding, which we do not currently have.

Selling Expenses

Selling expenses were $13,700 for the year ended December 31, 2011, as compared to $96,800 for the year ended December 31, 2010. The decrease in selling expenses was due primarily to our focus being directed towards product research and development.

At the beginning of 2012, as discussed earlier, we intend to implement a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from our algae cultures to much larger, better-financed food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.

Selling expenses are expected to be minimal as we are focused on research and development in order to develop licensing fees and on-going royalty fees as future licensing agreements are consummated.  Since executing the Zus Agreement, we have not executed any other licensing agreements.

General and Administrative Expenses

General and administrative expenses decreased approximately $633,000 to approximately $603,000 in 2011, compared to approximately $1,236,000 in 2010. The decrease in general and administrative expenses was due to a decrease in investor relations of approximately $32,000, and a decrease in stock-based compensation of approximately $600,000.  In addition, we have leased a new facility which we intend to use for production space.  This new lease allows us to move our production operation to a smaller, more efficient space.  The lease is for 9,868 square feet of space, commencing April 1, 2011 for a term of 42 months (with the first six months being rent free).  The annual base rent for this facility is approximately $65,000, subject to annual increases of approximately 5%.  Accordingly, unless and until we sublease our existing space, we expect to incur an additional $65,000 in rent expense, plus taxes and other occupancy costs (utilities, maintenance, etc.).  We have also leased 500 square feet in Bloomfield Hills on a month to month basis to serve as the headquarters of our company.  These offices house the CEO and CFO.  The monthly rent is $1,750.

Professional Fees and Consulting Expense

Professional fees and consulting expense decreased approximately $1,455,000 to $909,000 in 2011 compared to $2,364,000 in 2010.  Professional fees and consulting expense were reduced in 2011 due to a $253,000 decrease in legal expense and an approximate $1,300,000 decrease in stock based compensation to consultants, offset by an increase of approximately $100,000 in accounting fees. Of the $2.3 million paid in 2010, approximately $1.9 million was paid in stocks and warrants (non-cash expenses), mainly relating to consulting fees. We anticipate continued compensation to outside consultants as we explore marketing opportunities for our product.

Fair Value Adjustment of Derivative Liability

Due to our issuing warrants at a time when we lacked sufficient authorized shares, we had reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). We valued these warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. For the year ended December 31, 2010, we recognized $2,223,991 in expense (non-cash) for financial statement purposes based on the change in fair value of these liabilities during this period.  As of December 31, 2010, the derivative liability has been reclassified to additional paid-in capital, since we obtained stockholder approval to increase the total authorized common stock to 150,000,000 shares, which was effective June 23, 2010.

As part of a funding agreement signed in December of 2011, we recorded a derivative liability of $552,988.  This represents the future value of the stock to be issued under the terms of the convertible debt.  We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions:  volatility 151.45%, annual rate of dividends 0% and a risk free interest rate of .27%.  In addition, we recognized non-cash income of $24,422 representing the change in fair value of this derivative liability.  We marked this derivative liability to fair value at December 31, 2011 utilizing the Black-Scholes method of valuation using the following assumptions:  volatility 151.49%, annual rate of dividends 0%, and a risk free rate of .25%.

Other Income/Expense

Finance Costs /Amortization of Bond Discount

During the year ended December 31, 2011, we incurred approximately $584,000 of finance costs paid in stock and warrants (non-cash), as compared to $665,000 for the year ended December 31, 2010, a $81,000 decrease.  The decrease in finance charges paid with stocks and warrants was due primarily to the absence in 2011 of stocks issued to a significant shareholder in 2010 as compensation pursuant to an indemnity agreement.  Amortization of bond discount decreased approximately $20,000 from $162,000 in 2010 to $142,000 in 2011.  The decrease in bond amortization in 2011 was due primarily to a reduction in the principal amount of notes converted in 2011, compared to 2010.

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

As of March 27, 2012, we had cash in the bank of $135,000.  We have had only limited revenue ($89,000 for year ended December 31, 2011) and have incurred significant net losses since inception, including a net loss of $2,732,000 during the year ended December 31, 2011. We have, since inception, consistently incurred negative cash flow from operations. During the year ended December 31, 2011, we incurred negative cash flows from operations of approximately $1,294,000. As of December 31, 2011, we had a working capital deficiency of $1,538,506 and a stockholders’ deficiency of $2,031,499. Although we recently raised a limited amount of capital, we have a near term need for additional capital.

During the year ended December 31, 2011, our operating activities used $1,294,000 in cash, compared with $1,440,000 in cash during the comparable prior period.  The approximate $146,000 decrease in cash used by our operating activities was due primarily to the following (all of which are approximated): a $4,391,000 decrease in net loss, a $2.2 million  decrease in fair value adjustment of derivative liability (a non-cash expense item) a $1,860,000 decrease in stocks/warrants issued for services (non-cash) a $282,000 change (increase) in accounts payable, and a $100,000 increase in depreciation and amortization of deferred finance costs, partially offset by $265,000 change    (decrease) in deferred revenue, a $154,000 change (decrease) in  obligation to issue common stock, and a $157,000 change (increase) in accrued liabilities.

During each of the years ended December 31, 2011, our financing activities generated approximately $1.5 million in cash. Although cash generated by financing activities was essentially unchanged, the sources of our financing were substantially different: proceeds from the issuance of convertible debentures increased $735,000, while proceeds from stock sales and related party loans decreased $781,000 in the aggregate.  Accordingly, we were more heavily reliant on debt financing in 2011 than we were in 2010.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“HEP”) under which HEP agreed to purchase convertible notes in the aggregate principal amount of $2,000,000.  As of the date of this filing, HEP had advanced $700,000 pursuant to this arrangement. The Lender has agreed to advance the remaining $1,300,000 in $250,000 increments (final increment of $150,000) upon request of our CEO, subject to satisfaction of certain conditions. In addition, we entered into an agreement with The Venture Group, LLC (“VG”) under which VG agreed to purchase convertible notes in the aggregate principal amount of $500,000.  As of the date of this filing, VG had advanced $388,000 pursuant to this arrangement.  Both HEP and VG’s convertible notes are secured by all our assets (with HEP being the senior secured lender and VG being the subordinated lender).  If we are unable to pay these debts as they mature or otherwise default on our obligations under the respective loan documents, the secured lender could foreclose on our assets in which case you would likely suffer a total loss of your investment.

Although we raised a limited amount of capital during 2011, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources.  We are still heavily reliant upon external financing for the continuation of our research and development program.

We estimate that we will require approximately $2,500,000 in cash over the next 12 months in order to fund our normal operations and to fund our research initiatives. Based on this cash requirement, we have a near term need for additional funding.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources. If we are unable to raise the required capital, we will be forced to curtail our business operations, including our research and development activities.

Seasonality

Based on our business model implemented at the beginning of 2012, anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients.  We do not anticipate that these will be affected by seasonality.

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

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2011, our Chief Financial Officer has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

(c)

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Positions	Since
Andrew D. Dahl	57	President / Chief Executive Officer	2011
Philip M. Rice II	57	Chief Financial Officer/Director	2011/2012
John Gorman	43	Executive Vice President/Director	2006
Steven J. Warner (resigned January 3, 2012)	72	Director	2010
John D. Crissman (resigned January 4, 2012)	72	Director	2010

Mr. Dahl was appointed President / Chief Executive Officer on December 16, 2011.  Mr. Dahl is managing member and principal consultant at Great Northern & Reserve Partners, a management consulting firm he founded in 2005 that provides marketing and business consulting services to bio-tech, bio-medical and information technology companies. Previously, Mr. Dahl served as President of Dawber & Company, formerly one of the oldest and largest independent marketing & consulting firms in the Midwest, with an extensive Fortune 500 client roster that included GM, Ford, Northwest, AT&T, Compuware, Xerox, among others. Dahl was employed by Dawber & Company for nearly 20 years until its partners dissolved the firm in 2005.  He attended the College for Creative Studies and Wayne State University. Dahl holds three US patents for interactive multimedia and is a named inventor in three recent biomedical patent applications.

Mr. Rice was appointed Chief Financial Officer on November 4, 2011.  On January 4, 2012 Mr. Rice was appointed to the Board of Directors.  Mr. Rice is Managing Partner and founder of Legacy Results, Inc. (founded in 2001), a management consulting firm providing a wide range of consulting services: Strategic Planning, Business Plan Development, Turnaround Management, Financial Management, Mergers and Acquisitions.  From December, 2007 through March, 2008, Mr. Rice also served as Chairman of the Board of imX Solutions, Inc., a technology company providing secure internet transactions, including private data transactions.  Mr. Rice practiced as a CPA and worked for Deloitte & Touche for thirteen years before founding Legacy Results.

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

Steven Warner was appointed to the Board of Directors on August 15, 2010.  Mr. Warner resigned from the Board of Directors on January 3, 2012.  Mr. Warner is a member of the board of directors of the following companies:    Dyadic International, Inc. (biotechnology) (since 2004), Gulfstar Energy Corporation (gas pipeline) (since 2010), Rock Energy Resources (Oil&Gas) (since 2008), Search Transport Industries (specialty lubricants) (since 2008) and UCT Coatings, Inc. (metal finishing technology) (since 2001), and is an Advisor/Investment Committee member – Seraph Group (since 2005). Mr. Warner co-founded Crossbow Ventures Inc. in 1998 and was a managing director from 1998 to 2008.  Previously, Mr. Warner was founder and CEO Merrill Lynch Venture Capital Inc. which managed over $250 million. Mr. Warner graduated from the Massachusetts Institute of Technology and the Wharton School of Business at the University of Pennsylvania.

Dr. John Crissman was appointed to the Board of Directors on October 15, 2010.  Dr. Crissman resigned from the Board of Directors on January 4, 2012.  Dr. Crissman has, since 1999, served as a consultant to Wayne State University’s Allen Park Veterans Administration Hospital.  Dr. Crissman has held numerous faculty positions, including acting for ten years as Chair of the Department of Pathology at Wayne State University’s School of Medicine (1990-1999).  In addition, Dr. Crissman was Dean of Wayne State University’s School of Medicine for more than five years (1999-2004).  Dr. Crissman graduated from the Massachusetts Institute of Technology (Bachelor of Science in Mechanical Engineering) and the Western Reserve University Medical School.

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that defines the standard of conduct expected of our officers, directors and employees. The Code is incorporated by reference as an exhibit to this Annual Report on Form 10-K. We will upon request and without charge provide a copy of our Code of Ethics. Requests should be directed to Principal Accounting Officer, Health Enhancement Products, Inc., 7 West Square Lake Rd., Bloomfield Hills, MI 48302.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and beneficial owners of more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based upon a review of Forms 3, 4 and 5 received by us with respect to the year ended December 31, 2011 and other information known to us, we believe that none of our Reporting Persons has failed to file required reports and/or made late filings during the most recent year, except that Messrs. Gorman, Warner and Crissman filed a late Form 4 Statement of change of Beneficial Ownership.

Item 11.  Executive Compensation

Summary Compensation Table

We have written compensation agreements with our President / Chief Executive Officer and our Executive Vice President.  The following table summarizes the compensation paid to our Chief Executive Officer, Chief Financial Officer and our Executive Vice President (the "Named Executives") during or with respect to fiscal 2010 and 2011 for services rendered to us in all capacities.

SUMMARY COMPENSATION TABLE:

Name and			Stock	Option	All Other
Principal		Salary	Awards*	Awards*	Compensation	Total
Position	Year	($)	($)	($)	($)	($)

Andrew D. Dahl	2011	$7,500				$7,500
Chief Executive Officer
(Appointed December 16, 2011)

Philip M. Rice II	2011				25,062	25,062(1)
Chief Financial Officer
(Appointed November 4, 2011)

John Gorman	2011	86,320				86,320
Executive Vice President	2010	86,059		134,467 (2)		216,526

Janet Crance	2010	71,853		134,467(3)		202,320
CFO and CAO
(resigned November 15, 2010)

*The amounts in these columns represent the compensation costs recognized for financial statement reporting purposes under ASC-718 – Compensation – Stock Based Compensation for fiscal years 2011 and 2010 with respect to compensation paid in the form of restricted common stock (i.e. grant date fair value amortized over the requisite service period, but disregarding any estimate of forfeitures relating to service-based vesting conditions) and warrants granted. Grant date fair value is the closing price of our common stock on the date of grant for stock awards and, in the case of warrant awards, Black Scholes value (See Note 3 to the Financial Statements included with this Report).

(1)

Mr. Rice was paid $25,062 as a consultant for providing services as the Chief Financial Officer.

(2)

Mr. Gorman received warrants to purchase 250,000 shares of our common stock at an exercise price of $.15 per share for a term of three years on June 23, 2010.  This warrant was valued at $130,467.

(3)

Ms. Crance resigned in November, 2010.  She received warrants to purchase 250,000 shares of our common stock at an exercise price of $.15 per share (cashless) for a term of three years on June 23, 2010.  This warrant was valued at $130,467.

Narrative Compensation Disclosure

We currently have written compensation agreements with our President / Chief Executive Officer and our Executive Vice President.

Mr. Dahl’s employment agreement:

Under the terms of Mr. Dahl’s employment agreement, he will be CEO for one year, subject to automatic renewal for successive one year terms, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl will be compensated as follows:  he will receive an annual base salary of $240,000 which is partially deferred until the Company meets its funding objectives.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of our revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in our product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a contract under which we receive at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon us entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon us entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon our entering into a pharmaceutical development agreement.

Over the past three years, our research efforts were coordinated by Andrew Dahl as principal partner of Great Northern and Reserve Partners, a third party consulting firm.  As of December 16, 2011 the agreement with Great Northern and Reserve Partners was terminated.  Simultaneously, Andrew Dahl was hired as the CEO.

Mr. Gorman’s employment agreement:

Under the terms of Mr. Gorman’s employment agreement, he will continue to act as Executive Vice President – Operations, reporting to the CEO, for a period of one year, subject to automatic renewal for successive one year terms, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Gorman will continue to receive an annual base salary of $87,000, and he will be eligible for such bonus and equity compensation as the Board of Directors determines.

Mr. Rice has no employment agreement.  He is presently compensated at $200 per hour with a maximum of $10,000 paid in any one month. To the extent that actual monthly fees exceed $10,000, such difference will be paid either in cash or through an equity award, as determined by mutual agreement.  He will be eligible for such bonus and equity compensation as the Board of Directors determines.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding equity awards at fiscal year end.

Name	Number of Securities underlying unexercised warrants # Exercisable	Number of Securities underlying unexercised warrants # Unexercisable	Warrant Exercise price	Warrant Expiration
John Gorman	300,000 500,000		.15 .15	Nov. 1, 2014 June 28, 2013
Janet Crance	500,000.15			June 28, 2013

Compensation of Directors

Our directors received warrants to purchase our common stock in exchange for board service during 2010 and 2011.  Otherwise, our directors do not receive any additional compensation for serving on our board.  Mr. Rice’s grant was in January, 2012 for services as a director in 2012.

SUMMARY COMPENSATION TABLE

Name and		Option	All Other
Principal		Awards*	Compensation	Total
Position	Year	($)	($)	($)

Steven Warner	2011	23,803 (1)		23,803
Director	2010	82,343 (1)		82,343

John Crissman	2011	23,803 (2)	15,869 (3)	39,672
Director	2010	55,587 (2)	59,738 (3)	115,325

John Gorman	2011	23,803 (4)		23,803
Director	2010	130,467 (4)		130,467

Janet Crance	2010	130,467 (5)		130,467
Director
Philip M. Rice, II	2012	(6)		(6)
Director

*The amounts in this column represents the compensation costs recognized for financial statement reporting purposes under FAS 123R for fiscal year 2010 and 2011 with respect to compensation paid in the form of warrants granted. The warrants were valued using the Black Scholes method (See Note 3 to the Financial Statements included with this Report).

(1)

Mr. Warner received warrants to purchase 300,000 shares of our common stock at an exercise price of $.15 per share for a term of three years on November 1, 2011.  This warrant was valued at $23,803.  Mr. Warner received warrants to purchase 200,000 shares of our common stock at an exercise price of $.225 per share (cashless) for a term of three years on August 13, 2010. This warrant was valued at $82,343.  Mr. Warner held 500,000 exercisable warrants at December 31, 2011.

(2)

Mr. Crissman received warrants to purchase 300,000 shares of our common stock at an exercise price of $.15 per share for a term of three years on November 1, 2011.  This warrant was valued at $23,803.  Mr. Crissman received warrants to purchase 200,000 shares of our common stock at an exercise price of $.225 per share (cashless) for a term of three years on October 15, 2010. This warrant was valued at $55,587.

(3)

Mr. Crissman received warrants to purchase 200,000 shares of our common stock at an exercise price of $.15 per share for a term of three years on November 1, 2011.  This warrant was valued at $15,869.  Mr. Crissman received warrants to purchase 200,000 shares of our common stock at an exercise price of $.225 per share (cashless) for a term of three years on November 30, 2010. These warrants were issued as compensation for science advisory services.  This warrant was valued at $ 45,325.  Mr. Crissman held 900,000 exercisable warrants at December 31, 2011.

(4)

Mr. Gorman received warrants to purchase 300,000 shares of our common stock at an exercise price of $.15 per share for a term of three years on November 1, 2011. These warrants were for services as a director, and were valued at $23,803.  Mr. Gorman received warrants to purchase 250,000 shares of our common stock at an exercise price of $.15 per share for a term of three years on June 23, 2010.  These warrants were for services as a director, and were valued at $130,467.

(5)

Ms. Crance resigned in November, 2010.  She received warrants to purchase 250,000 shares of our common stock at an exercise price of $.15 per share (cashless) for a term of three years on June 23, 2010. These warrants were for services as a director, and were valued at $130,467.

(6) As compensation for serving as a member of the board of directors, warrants to purchase 200,000 shares of common stock were granted to Mr. Rice in January, 2012, at an exercise price of $.12 per share.  The warrants have a term of three years and vest as follows: 50,000 are immediately vested, and the remaining 150,000 vest in three equal quarterly installments commencing April 1, 2012

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding each person who is known to us to beneficially own more than 5% of our issued and outstanding shares of common stock, and the number of shares of our common stock beneficially owned by each of our directors and named executive officers, and all officers and directors as a group. All percentages for certain beneficial owners are based on 100,036,350 shares issued and outstanding as of December 31, 2011, and where applicable, beneficial ownership includes shares which the beneficial owner has the right to acquire within sixty days. All percentages for Management are based on 100,036,350 shares issued and outstanding as of March 15, 2012, and where applicable, beneficial ownership includes shares which the beneficial owner has the right to acquire within sixty days.

Security Ownership of Certain Beneficial Owners:

(as of December 31, 2011)

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	% of Class
Howard Shapiro 109 Logtown Road Port Jervis, NY 12771	Common	5,256,287	5.3%

Chris Maggiore 6860 Chillingsworth Circle Canton, OH 44718	Common	16,741,000	16.7%

Robert McLain 5519 Island Drive Canton, OH 44718	Common	7,440,945	7.4%

Security Ownership of Management:

(As of March 15, 2012)

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	% of Class

Mr. Andrew Dahl	Common	2,990,232 (2)	2.9%
Mr. John Gorman	Common	1,601,940(3)	1.5%
Mr. Steven Warner	Common	500,000(2)	*
Mr. John Crissman	Common	900,000(4)	*
Mr. Philip Rice	Common	200,000(5)	*
Directors and Officers as a Group	Common		4.4%

* Less than 1%

(1)

“Beneficially” owned shares, as defined by the Securities and Exchange Commission, are those shares as to which a person has voting or investment power, or both, and which the beneficial owner has the right to acquire within sixty days. “Beneficial” ownership does not necessarily mean that the named person is entitled to receive the dividends on, or the proceeds from the sale of, the shares.

(2)

Includes warrants to purchase 1,000,000 shares of common stock.

(3)

Includes warrants to purchase 800,000 shares of common stock

(4)

Represents warrants to purchase 900,000 shares of common stock

(5)

(5) As compensation for serving as a member of the board of directors, a warrant to purchase 200,000 shares of common stock was granted to Mr. Rice in January, 2012, at an exercise price of $.12 per share.  The warrants have a term of three years and vest as follows: 50,000 are immediately vested, and the remaining 150,000 vest in three equal quarterly installments commencing April 1, 2012

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with Christopher Maggiore, a significant shareholder:

During the year ended December 31, 2010 we issued Christopher Maggiore, a significant shareholder, 2,107,666 shares of common stock and received proceeds of $210,766 from the sale of such shares. In April of 2010, we entered into a line of credit agreement with Mr. Maggiore.  Under the terms of this line of credit agreement, the shareholder agreed to advance, upon request, a maximum of $675,000 as needed.   This Line of Credit Agreement terminated by its terms April 24, 2011.  The advances are to be repaid on or before April 24, 2012 with interest accrued at the rate of 7% annually.  During 2010 we received advances totaling $373,600, and accrued interest totaling $4,209.  During the quarter ended December 31, 2010, we issued an aggregate of 1,940,000 shares of common stock to Mr. Maggiore as follows:  (i) 838,986 shares were issued upon exercise of outstanding warrants at an average exercise price of $.23 per share (the shareholder paid the exercise price by forgiving $188,898 in indebtedness owing to the shareholder) and (ii) 1,101,014 shares (valued at $374,344) were issued in full satisfaction of the approximately $110,000 in remaining principal amount plus accrued interest owing to this related party in connection with advances made to us.  In connection with this loan repayment we incurred finance charges of $259,293.  As of December 31, 2010 there was a balance due of $12,000.

Mr. Maggiore has an equity interest in Ceptazyme, LLC, the purported assignee of Zus Health under the license agreement discussed above.

During 2011, Mr. Maggiore paid expenses of $164,675 on behalf of the Company that were repaid as follows:  on November 1, 2011, we issued 664,848 shares of common stock and warrants to purchase 997,272 shares of common stock at an exercise price of $.125 per share in repayment of $83,106.  On December 1, 2011, we issued 652,550 shares of common stock and warrants to purchase 978,825 shares of common stock at an exercise price of $.125 per share in repayment of $81,569.  The Company recorded $178,538 in finance costs as a result of the issuance of these warrants.  As of  December 31, 2011 there is no balance due.

In addition, in July, 2011, we issued Mr. Maggiore warrants to purchase 3,000,000 shares at an exercise price of $.25 per share for a term of three years.  These warrants were issued to Mr. Maggiore in consideration of Mr. Maggiore having providing financing to us which prevented him from being able to avail himself of our offer to certain warrant holders to exercise their warrants on a reduced exercise price basis.  We recognized finance costs of $203,069 in connection with the grant.

Transactions involving Robert McLain, a significant shareholder:

Mr. McLain has an equity interest in Ceptazyme, LLC, the purported assignee of Zus Health under the license agreement discussed above.

We have entered into several transactions with Mr. Howard R. Baer, a former significant shareholder:

Although Mr. Baer has, in connection with the preparation of this Report, represented to us that he is no longer a significant shareholder, Mr. Baer was a significant shareholder at the time we entered into the following transactions with him.

Office Space

We are leasing office and production space located in Scottsdale, Arizona from Howard Baer, pursuant to an Amended and Restated Sublease expires on February 9, 2020, subject to our unilateral right to terminate the Lease on March 31, 2013. Under the original terms of the Amended and Restated Sublease, the annual base rent for the 15,000 square foot facility was approximately $237,000, payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. We paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that we are responsible for the real estate taxes, maintenance, insurance and repairs related to the premises we are leasing.

In October, 2009, we and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space we are occupying and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)).   In addition, Mr. Baer has assumed the responsibility for maintenance and repairs for the building and we are obligated to reimburse the lessor for 70% of such expenses.  We incurred approximately $174,000 and $281,000 in rent expense during fiscal 2011 and 2010, respectively.

In May of 2011 we and Mr. Baer agreed to (i) further reduce from 11,000 to 5,600 the square footage we are occupying, and (ii) reduce our rent to $12,320 (not including real estate taxes of $1,480 per month).

Guarantees

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

Item 14.

Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and 10-K reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $88,300 and $66,000 for 2011 and 2010, respectively.

Audit-Related Fees

There were no fees for assurance and related services for 2011 or 2010.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning services during 2011 and 2010.

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

HEALTH ENHANCEMENT PRODUCTS, INC.
Date: March 30, 2012	By: /s/ Philip M. Rice II
Philip M. Rice II Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

By: /s/Andrew Dahl

Andrew Dahl, Principal

Executive Officer

CEO, President

March 30, 2012

By: /s/ Philip M. Rice II

Principal

Financial Officer, Director

Chief Financial Officer, Director

March 30, 2012

By: /s/John Gorman

John Gorman, Director

EVP, Operations, Director

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Health Enhancement Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Enhancement Products, Inc. and Subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2011 and 2010 and, as of December 31, 2011, has a significant working capital and stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

March 30, 2012

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2010	December 31, 2011

CURRENT ASSETS:
Cash	$15,603	$225,696
Inventories	10,554	-
Deferred Finance Costs		13,722
Prepaid Expenses	10,855	10,412
Total Current Assets	37,012	249,830
PROPERTY AND EQUIPMENT, NET	170,259	83,546
OTHER ASSETS:
Definite-life intangible Assets, net	8,168	7,201
Deposits	124,482	122,917
Total Other Assets	132,650	130,118
TOTAL ASSETS	$339,921	$463,494

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$455,592	$660,565
Loan Payable, Related Party	12,000	100
Current portion, long term debt	3,516	7,682
Customer deposits	25,194	27,837
Obligation to Issue Common Stock	50,000	307,664
Convertible Debentures Payable, less discount of $18,936 and $875 at December 31, 2010 and 2011	157,064	84,226
Derivative Liability	-	528,566
Deferred Rent	-	96,347
Deferred Revenue, current	15,000
Accrued Liabilities	62,177	75,349
Total Current Liabilities	780,543	1,788,336
LONG TERM LIABILITIES:
Convertible Debenture Payable, net of Discount of $71,037 and $577,106 at December 31, 2010 and 2011	104,063	423,393
Deferred Revenue, non-current	235,000	235,000
Deferred rent expense	171,995	48,264
Total Long term Liabilities	511,058	706,657
TOTAL LIABILITIES	1,291,601	2,494,993
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 150,000,000 shares authorized; 92,705,026 and 100,036,350 issued and outstanding at December 31, 2010 and 2011	92,705	100,036
Additional Paid-In Capital	25,485,816	27,130,276
Accumulated deficit	(26,530,198)	(29,261,809)
Total Stockholders' Deficit	(951,680)	(2,031,497)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$339,921	$463,494

The accompanying notes are an integral part of these financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2010	December 31, 2011

NET SALES	$77,725	$88,891
LICENSING FEES	5,000	15,000
TOTAL REVENUE	82,725	103,891

COSTS AND EXPENSES:
Cost of sales	51,807	138,252
Selling	96,790	13,729
General and Administrative	1,235,975	603,104
Professional fees and Consulting Expense	2,363,625	909,221
Research and Development	395,573	377,893
Total Operating Expenses	4,143,770	2,042,199

LOSS FROM OPERATIONS	(4,061,045)	(1,938,308)

OTHER INCOME (EXPENSE):
Fair Value Adjustment of Derivative Liability	(2,223,991)	24,422
Vendor Settlements	4,116
Amortization of Bond Discount	(162,371)	(142,412)
Amortization of Deferred Finance Costs	-	(43,984)
Finance costs paid in stocks and warrants	(665,218)	(584,215)
Interest Expense	(13,964)	(47,113)

Total Other Income (Expense)	(3,061,428)	(793,303)

NET LOSS	$(7,122,473)	$(2,731,610)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.03)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	87,161,757	96,581,501

The accompanying notes are an integral part of these financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 1, 2010 THROUGH DECEMBER 31, 2011

	Common Stock		Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2010	78,636,326	$ 78,636	$15,543,487	$(19,407,726)	$(3,785,603)

Issuance of common stock warrants for directors' fees	-	-	137,930	-	137,930
Issuance of common stock warrants to employees	-	-	87,500	-	87,500
Issuance of common stock for services	979,341	979	498,331	-	499,310
Issuance of common stock warrants for services	-	-	1,743,541	-	1,743,541
Conversion of convertible debentures	508,457	509	117,629	-	118,138
Issuance of common stock for finder's fees	225,000	225	36,175	-	36,400
Issuance of common stock warrants for finder's fees	-	-	66,863	-	66,863
Exercise of warrants	11,190,213	11,190	1,893,437	-	1,904,627
Discount adjustment on convertible debt	-	-	122,284	-	122,284
Warrants issued for indemnity agreement	-	-	405,925	-	405,925
Issuance of common stock in repayment of loan	1,166,014	1,166	379,679	-	380,845
Derivative adjustments	-	-	4,453,035	-	4,453,035
Net loss	-	-	-	(7,122,473)	(7,122,473)

Balance, December 31, 2010	92,705,351	92,705	25,485,816	(26,530,199)	(951,680)

Issuance of warrants to board of directors	-	-	87,278	-	87,278
Issuance of stock to consultants	137,594	138	34,862	-	35,000
Issuance of warrants to consultants	-	-	8,584	-	8,584
Issuance of common stock pursuant to private placements	3,193,334	3,193	404,307	-	407,500
Issuance of common stock for cashless warrants	82,667	83	(83)	-	(0)
Common stock issued in repayment of loan	1,317,398	1,317	163,358	-	164,675
Exercise of warrants	2,600,000	2,600	257,400	-	260,000
Warrants issued for financing costs	-	-	500,626	-	500,626
Discounts on convertible debentures	-	-	130,422	-	130,422
Deferred finance charges	-	-	57,706	-	57,706
Rounding	(325)	(0)	-	-	(0)
Net loss	-	-	-	(2,731,610)	(2,731,610)

Balance, December 31, 2011	100,036,019	$100,036	$27,130,276	$(29,261,809)	$(2,031,497)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2010	December 31, 2011
Cash Flows for Operating Activities:
Net Loss	$(7,122,473)	$(2,731,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks and warrants issued for services rendered	1,852,797	130,862
Warrants issued as payment of director's fees	137,930
Warrants issued as payment of finance costs	607,568	553,615
Warrants issued for finders' fees	66,863
Vendor settlements	(4,417)	-
Amortization of prepaid consulting fees	85,400	-
Amortization of bond discount	162,371	142,413
Amortization of intangibles	966	967
Amortization of deferred finance costs	-	43,984
Depreciation expense	36,560	91,433
Fair value adjustment of derivative liability	2,223,991	(24,422)
Increase (Decrease) in deferred rent	13,904	(27,384)
Changes in assets and liabilities:
(Increase) Decrease in inventories	(6,357)	10,554
(Increase) Decrease in prepaid expenses	(5,648)	443
Increase (Decrease) in accounts payable	(76,848)	204,969
(Increase) Decrease in security deposits	(3,815)	1,565
Increase (Decrease) in customer deposits	25,194	2,643
Increase (Decrease) in deferred revenue	250,000	(15,000)
Increase in obligation to issue common stock	460,692	307,664
Increase (Decrease) in accrued liabilities	(144,405)	13,176
Net Cash (Used) in Operating Activities	(1,439,727)	(1,294,128)
Cash Flows from Investing Activities:
Capital expenditures	(29,629)	(4,720)
Net Cash (Used) in Investing Activities	(29,629)	(4,720)
Cash Flow from Financing Activities:
Cash Overdraft	(9,517)	-
Proceeds from notes and loans payable	-	24,306
Proceeds from loans payable, related party	373,600	152,773
Payments of other borrowings	(5,237)	(20,141)
Payment on Note and loans payable	(51,617)	-
Proceeds from issuance of convertible debentures	-	734,500
Proceeds from sale of common stock and warrants	1,177,730	617,500
Net Cash Provided by Financing Activities	1,484,959	1,508,938
Increase in Cash	15,603	210,093
Cash at Beginning of Period	-	15,603

Cash at End of Period	$15,603	$225,696
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,734	$7,290
Income taxes	$-	$-

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

The Company issued 1,970,000 shares of common stock in full satisfaction of a loan from a related party totaling $303,949.  And the Company issued 6,095 shares of common stock upon the exercise of a cashless warrant. In addition, the Company issued 400,000 warrants valued at $137,930 for directors’ fees, 200,000 warrants valued at $59,738 to a director for science advisory services, and 250,000 warrants valued at $87,500 to an employee for services.

Additionally, the Company recognized an additional derivative liability valued at $3,048,306 for warrants issued in excess of its authorized shares for the year ended December 31, 2010.

For the Year Ended December 31, 2011:

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

During the quarter ended June 30, 2011, several three year 1% convertible notes in the aggregate principal amount of $196,000, with various maturity dates during 2011were extended for an additional three years at the request of the note holder.  The Company incurred no additional cost as a result of these extensions.

During the quarter ended September 30, 2011, the Company issued convertible debentures in the principal amount of $20,000 and recorded a discount on the debentures of $15,921.

During the quarter ended December 31, 2011, the Company issued 1,317,398 shares of common stock, and warrants to purchase 1,976,097 shares of common stock (at an exercise price of $.125 per share) to a significant shareholder in repayment of loans totaling $164,675.

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Health Enhancement Products, Inc. and Subsidiaries (the Company) produces health products. Currently, the Company's focus is on research and identification of its bioactive ingredients and is not currently selling its product commercially. Its wholly owned subsidiary, HEPI Pharmaceuticals, Inc. intends to develop potential pharmaceuticals applications of ProAlgaZyme® (PAZ).

NOTE 2 – BASIS OF PRESENTATION

The Company incurred net losses of $2,731,610 and $7,122,473 during the years ended December 31, 2011 and 2010, respectively. In addition, the Company had a working capital deficiency of $1,538,506 and a stockholders’ deficiency of $2,031,497 at December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the year ended December 31, 2011, the Company:

•

generated approximately $89,000 in revenues;

•

raised an aggregate amount of $617,500 through the sale of common stock and exercise of common stock warrants;

•

raised an aggregate amount of $734,500 through the issuance of convertible debt.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned Subsidiaries, Health Enhancement Corporation and HEPI Pharmaceuticals, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Revenue Recognition – For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company recognized no such provision for the 12 months ended December 31, 2011.

Research and Development - Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories:

•

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. Research expenses were approximately $42,000 and $110,000 for the years ended December 31, 2011 and 2010, respectively;

•

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $336,000 and $286,000 for the years ended December 31, 2011 and 2010, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

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

During 2011 and 2010, warrants were granted to employees, directors and consultants of the Company.  As a result of these grants, the Company recorded compensation expense of $130,862 and $1,968,971 during the years ended December 31, 2011 and 2010 respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2011	2010
Expected volatility	60.75% to 77.05%	123.94% to 297.46%
Expected dividends	0%	0%
Expected term	3 years	3.32 years
Risk free rate	3.1%	3.1%

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

Loss Per Share - The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants and convertible debt – 27,769,208 and 23,073,999 shares at December 31, 2011 and 2010 respectively) are anti-dilutive.

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

NOTE 4 - INVENTORIES

Inventories at December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010

Raw Materials	$-	$5,650
Finished Goods	-	4,904

	$-	$10,554

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010

Furniture & fixtures	$51,617	$51,617
Equipment	112,879	112,879
Leasehold improvements	148,359	143,639

	312,855	308,135
Less accumulated depreciation and amortization	(229,309)	(137,876)

	$83,546	$170,259

Depreciation and amortization was $36,560 and $91,433 for the years ended December 31, 2010 and 2011, respectively.

NOTE 6 – DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010

Patent applications pending	$14,501	$14,500
Less: accumulated amortization	7,300	6,334
	$7,201	$8,168

The Company’s definite-life intangible assets are being amortized, upon being placed in service, over 15 years, the estimated useful lives of the assets, with no residual value. Amortization expense was $967 and $966 for the years ended December 31, 2010 and 2011, respectively.

NOTE 7 – LOAN PAYABLE – RELATED PARTY

In April of 2010, the Company entered into a line of credit agreement with Christopher Maggiore, a significant shareholder.  Under the terms of the line of credit agreement, the shareholder agreed to advance, upon request, a maximum of $675,000 as needed.   This Line of credit Agreement terminated, by its terms, April 24, 2011.  The advances are to be repaid on or before April 24, 2012 with interest accrued at the rate of 7% annually.  During 2010 the Company received advances totaling $373,600, and accrued interest totaling $4,209.  During the quarter ended December 31, 2010, the Company issued an aggregate of 1,940,000 shares of common stock to Mr. Maggiore as follows:  (i) 838,986 shares were issued upon exercise of outstanding warrants at an average exercise price of $.23 per share (the shareholder paid the exercise price by forgiving $188,898 in indebtedness owing to the shareholder) and (ii) 1,101,014 shares (valued at $374,344) were issued in full satisfaction of the approximately $110,000 in remaining principal amount plus accrued interest owing to this related party in connection with advances made to the Company.  In connection with this loan repayment the Company incurred finance charges of $259,293.  As of December 31, 2010 there is a balance due of $12,000.

During 2011, Mr. Maggiore paid expenses of $164,675 on behalf of the Company that were repaid as follows: on November 1, 2011, the Company issued 664,848 shares of common stock and warrants to purchase 997,272 shares of common stock at an exercise price of $.125 per share in repayment of $83,106, and recognized finance costs of $88,380.  On December 1, 2011, the Company issued 652,550 shares of common stock and warrants to purchase 978,825 shares of common stock at an exercise price of $.125 per share in repayment of $81,568 and recognized finance costs of $90,158.  As of December 31, 2011 there is no balance due.

NOTE 8 – LONG TERM DEBT

Long term debt at December 31, 2011 and 2010 consists of the following:

Installment note bearing interest at 8.8% per annum
and due March, 2011. The loan is secured by certain
equipment of the Company
	December 31, 2011	December 31, 2010

	$0	$3,516
Less current portion	0	3,516
	$-	$-

NOTE 9 – CONVERTIBLE DEBT

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011: (i) a Loan Agreement under which the Lender has agreed to advance up to $2,000,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the initial principal amount of $600,000 (“Note”) and (iii) (a) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (b) an IP security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in each case order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.

As of December 5, 2011, the Lender has advanced the Company $600,000, consisting of $500,000 in cash and $100,000 previously advanced by the Lender in connection with a transaction previously disclosed in a Current Report on Form 8-K dated September 12, 2011.   The Lender has agreed to advance the remaining $1,400,000 in $250,000 increments (final increment of $150,000) upon request of the Company’s CEO, subject to satisfaction of certain conditions.  In addition, the Company has agreed to (i) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision), expiring September 30, 2016 and (ii) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $2,000,000 called for by the Loan Agreement.

Amounts advanced under the Note are (i) secured by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, (iii) bear interest at the rate of 11% per annum and (iv) must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note December 1, 2013. The Company has also agreed to a specified use of proceeds.  The Note may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

The Company has made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan.  These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

The Company recorded a debt discount of $500,000 against this transaction.  In addition, the Company recorded a derivative liability of $552,988.  This represents the future value of the stock to be issued under the terms of the convertible debt.  We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions:  volatility 151.45%, annual rate of dividends 0% and a risk free interest rate of .27%.  In addition, the Company has recognized other income of $24,422 representing the change in fair value of this derivative liability.  We marked this derivative liability to fair value at December 31, 2011 utilizing the Black-Scholes method of valuation using the following assumptions:  volatility 151.49%, annual rate of dividends 0%, and a risk free rate of .25%.

During the year ended December 31, 2011, the Company issued eleven (11) three (3) year convertible notes aggregating $134,500 of principal and a debt discount of $130,421 was recorded.  These notes are due at various dates from February 2014 through August 2014 and are convertible at $.125 per share.  The convertible notes include warrants to purchase 1,614,000 shares of the Company’s common stock at $.125 per share.  The warrants expire at various dates from February 2014 through August 2014.

In connection with the $134,500 in convertible notes, the Company recorded non-cash finance charges of $119,020.

Convertible debt consists of the following:
	December 31, 2011	December 31, 2010

1% Convertible notes payable, net of unamortized discount of $98,814 and $89,973 respectively, due at various dates ranging from January 2012 to September 2014	$386,786	$261,127

11% Convertible note payable, net of unamortized discount of $479,167 and $-0-, respectively, due December 2013	120,833	-0-
	507,619	261,127
Less: Current portion	84,226	157,064

Long term portion	$423,393	$104,063

Amortization of the debt discount on all convertible debt was $162,371 and $142,413 for the year ended December 31, 2010 and 2011.

NOTE 10 - DERIVATIVE LIABILITY

The Company reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”). The Company valued these options and warrants utilizing the Black-Scholes method of valuation using the following assumptions: volatility from 128.47% to 138.84%, annual rate of dividends 0% and a risk free interest rate of 3.1%. The valuation resulted in a reclassification from stockholders’ equity for the year ended December 31, 2010 of $3,048,306. As of December 31, 2010, the derivative liability has been reclassified to additional paid in capital, since the Company obtained stockholder approval to increase the total authorized common stock to 150,000,000 shares, which was effective June 23, 2010.

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

As part of the funding agreement signed December 1, 2011 with HEP Investments, LLC, the Company recorded a derivative liability of $552,988.  This represents the future value of the stock to be issued under the terms of the convertible debt.  We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions:  volatility 151.45%, annual rate of dividends 0% and a risk free interest rate of .27%.  In addition, the Company has recognized other income of $24,422 representing the change in fair value of this derivative liability.  We marked this derivative liability to fair value at December 31, 2011 utilizing the Black-Scholes method of valuation using the following assumptions:  volatility 151.49%, annual rate of dividends 0%, and a risk free rate of .25%.

NOTE 11 - RELATED PARTY TRANSACTIONS

Loan Payable

In April of 2010, the Company entered into a line of credit agreement with Christopher Maggiore, a significant shareholder.  Under the terms of the line of credit agreement, the shareholder agreed to advance, upon request, a maximum of $675,000 as needed.   This Line of credit Agreement terminated, by its terms, April 24, 2011.  The advances are to be repaid on or before April 24, 2012 with interest accrued at the rate of 7% annually.  During 2010 the Company received advances totaling $373,600, and accrued interest totaling $4,209.  During the quarter ended December 31, 2010, the Company issued an aggregate of 1,940,000 shares of common stock to Mr. Maggiore as follows:  (i) 838,986 shares were issued upon exercise of outstanding warrants at an average exercise price of $.23 per share (the shareholder paid the exercise price by forgiving $188,898 in indebtedness owing to the shareholder) and (ii) 1,101,014 shares (valued at $374,344) were issued in full satisfaction of the approximately $110,000 in remaining principal amount plus accrued interest owing to this related party in connection with advances made to the Company.  In connection with this loan repayment the Company incurred finance charges of $259,293.  As of December 31, 2010 there is a balance due of $12,000.

During 2011, Mr. Maggiore paid expenses of $164,675 on behalf of the Company that were repaid as follows:  on November 1, 2011, the Company issued 664,848 shares of common stock and warrants to purchase 997,272 shares of common stock at an exercise price of $.125 per share in repayment of $83,106, and recognized finance costs of $88,380.  On December 1, 2011, the Company issued 652,550 shares of common stock and warrants to purchase 978,825 shares of common stock at an exercise price of $.125 per share in repayment of $81,568 and recognized finance costs of $90,158.  At December 31, 2011 there is no balance due.

License Agreement

Mr. Maggiore has an equity interest in Ceptazyme, LLC, the purported assignee of Zus Health under the license agreement discussed under Note 12 – License Agreement.  Mr. McLain, , a significant shareholder, also has an equity interest in Ceptazyme, LLC, the purported assignee of Zus Health under the license agreement discussed under Note 12 – License Agreement.

Transactions with Howard Baer

Although Mr. Howard R. Baer has represented to the Company that he is no longer a significant shareholder, Mr. Baer was a significant shareholder at the time we entered into the following transactions with him.

Office Space

The Company is leasing office and production space located in Scottsdale, Arizona from a former significant shareholder, Howard Baer, pursuant to an Amended and Restated Sublease which expires on February 9, 2020, subject to the Company’s unilateral right to terminate the Lease on March 31, 2013. Under the original terms of the Amended and Restated Sublease, the annual base rent for the 15,000 square foot facility was approximately $237,000, payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. The Company paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that the Company is responsible for the real estate taxes, maintenance, insurance and repairs related to the premises being leased.

In October, 2009, the Company and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space being occupied and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)). In addition, Mr. Baer has assumed the responsibility for maintenance and repairs for the building and the Company is obligated to reimburse Mr. Baer for 70% of such expenses. The Company incurred approximately $174,000 in rent expense for the year ended December 31, 2011.

In May of 2011, we and Mr. Baer agreed to (i) further reduce from 11,000 to 5,600 the square footage we are occupying, and (ii) reduce our rent to $12,320 (not including real estate taxes of $1,480 per month).

Marketing Consultant/Distributorship Agreement

In 2008, the Company entered into an agreement with Mr. Baer, a significant shareholder, to provide marketing services to the Company, in consideration for which the Company would pay commissions at the rate of $.50 per bottle for every bottle sold under this agreement. The Company paid no commissions under this Agreement. In April of 2009, the Company amended this agreement to grant to Changing Times Vitamins, Inc. (“CTV”), a company controlled by Mr. Baer, worldwide distribution and marketing rights to the Company’s product. This agreement called for minimum monthly sales levels and a term of two years. The Company recognized $54,000 in minimum distribution fees in 2009. This contract was terminated by mutual agreement in October of 2009. In exchange for the termination of this contract, CTV received cash payments of $300,000 and was issued 750,000 shares of common stock, which were valued for financial reporting purposes at $352,500. During the quarter ended March 31, 2010, prior to consummation of the increase in the Company’s authorized shares, the Company issued CTV the 750,000 shares owing to CTV in connection with the termination agreement. In connection with this transaction, Mr. Baer waived his right to exercise warrants to purchase 750,000 shares of the Company’s common stock until the number of its authorized shares is increased to at least 125,000,000. Effective June 23, 2010, the authorized shares were increased to 150,000,000, by stockholder approval.

Board of Directors fees

During the second, third and fourth quarters of 2010, the Company issued warrants to purchase 900,000 shares of stock to the board members and 200,000 shares of stock to our science board member.  These warrants have an exercise price of $.15 to $.225 and a term of 3 years.  The warrants were valued at $458,607 using the Black Scholes pricing model (see Note 3).  During the fourth quarter of 2011, the Company issued warrants to purchase 900,000 shares of stock to the board members and 200,000 shares of stock to our science board member.  These warrants have an exercise price of $.15 and a term of 3 years.  The warrants were valued at $87,278 using the Black Scholes pricing model (see Note 3).

NOTE 12 – LICENSE AGREEMENT

On September 2, 2010, the Company entered into a multi-year exclusive worldwide License Agreement (“Agreement”) for its ProAlgaZyme ® product (“Product”) with a distributor of health and nutritional products, Zus Health, LLC (“Zus”).  Under the terms of the Agreement, Zus had the exclusive right to distribute the Product to customers and distributors worldwide, excluding pharmaceutical applications and food, supplement and medicinal ingredient applications outside of multi-level, network or affiliate marketing (“MLM”).  On January 9, 2012, we notified the sole known representative of the exclusive distributor that it has been determined that there have been multiple material breaches by Zus Health, LLC (as well as its purported assignee, Ceptazyme, LLC) of its License Agreement with the Company dated September 2, 2010, and that they immediately cease any and all activities with respect to the sale or distribution of HEPI products.  The Company had received a payment of $255,000, as provided in the Agreement, for the exclusive distribution rights.  As discussed in Note 16 – Subsequent Events, the Company filed a lawsuit in Michigan against Zus Health and Ceptazyme on January 9, 2012, alleging breach of contract. Subsequently, Ceptazyme filed suit in Utah against the Company on January 24, 2012, also alleging breach of contract.  Until this matter is resolved, the Company has classified the remaining $235,000 as Deferred Revenue, noncurrent

NOTE 13 - STOCKHOLDERS’ DEFICIENCY

During the quarter ended March 31, 2010, the Company issued 5,587,416 shares of common stock and received proceeds of $671,729 upon the exercise of warrants. Convertible debentures in the face amount of $15,000 (plus $121 in accrued interest) were converted during the quarter ended March 31, 2010, into 302,425 shares of common stock.  The Company issued 215,154 shares of common stock for services valued at $102,000. The Company also issued 95,000 shares of common stock, valued at $50,500, for finders’ fees. The Company also issued 500,000 shares of common stock, valued at $160,000, in satisfaction of an obligation to issue common stock.  As noted above in Note 11, the Company issued CTV 750,000 shares (valued at $352,500) owing to CTV in connection with a termination agreement. In connection with this transaction, CTV waived its right to exercise warrants to purchase 750,000 shares of the Company’s common stock until the number of its authorized shares was increased to at least 125,000,000. Effective June 23, 2010, the authorized shares were increased to 150,000,000.

During the quarter ended June 30, 2010, the Company issued 2,815,000 shares of common stock and received proceeds of $398,500 upon the exercise of warrants. The Company issued 126,795 shares of common stock for services, valued at $142,000. In addition, the Company issued 180,000 shares of common stock, valued at $149,550, in satisfaction of an obligation to issue common stock. The Company issued warrants to purchase 800,000 shares of common stock to consultants. These warrants have an exercise price between $.25 and $.50, and a term of 3 years. The warrants were valued at $596,852 using the Black Scholes pricing model, with the following assumptions: volatility 134.91%, annual rate of dividends 0%, discount rate 3.1%. The Company issued warrants to purchase 500,000 shares to each of its two directors (who were also executive officers) as compensation for past service. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $516,050 using the Black Scholes pricing model, with the following assumptions: volatility 138.84%, annual rate of dividends 0%; discount rate 3.1%. The Company issued warrants to purchase 100,000 shares of common stock to its Chief Science Officer. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $93,347 using the Black Scholes pricing model with the following assumptions: volatility 138.84%, annual rate of dividends 0%; discount rate 3.1%. Finally, the Company issued warrants to purchase 500,000 shares of common stock to a significant shareholder as compensation for prior loan guarantees. These warrants have an exercise price of $.15 and a term of 3 years. The warrants were valued at $405,925 using the Black Scholes pricing model with the following assumptions: volatility 137.66%; annual rate of dividends 0%; discount rate 3.1%.

During the quarter ended September 30, 2010, the Company issued 707,716 shares of common stock and received proceeds of $107,500 upon the exercise of warrants.  The Company issued 180,000 shares of common stock for services, valued at $75,900.  In addition, the Company issued 206,032 shares of common stock in satisfaction of the conversion of $100,000 of convertible notes and accrued interest of $3,016, and issued warrants for 200,000 shares of stock to a board member.  These warrants have an exercise price of $.225 and a term of 3 years.  The warrants were valued at $82,343 using the Black Scholes pricing model with the following assumptions:  volatility 130.77%; annual rate of dividends 0%; discount rate 3.1%.

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

During the quarter ended December 31, 2011, the Company issued 37,594 shares of common stock, valued at $10,000, to a consultant.  The Company issued 920,000 shares of common stock and warrants to purchase 180,000 shares of common stock and received $115,000 in proceeds from investors.  The Company issued 1,317,398 shares of common stock, and warrants to purchase 1,976,097 shares of common stock in repayment of loans from a significant shareholder totaling $164,675, and recognized finance costs of $178,538 from this transaction.

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011: (i) a Loan Agreement under which the Lender has agreed to advance up to $2,000,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the initial principal amount of $600,000 (“Note”) and (iii) (a) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (b) an IP security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in each case order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.

As of December 5, 2011, the Lender has advanced the Company $600,000, consisting of $500,000 in cash and $100,000 previously advanced by the Lender in connection with a transaction previously disclosed in a Current Report on Form 8-K dated September 12, 2011.   The Lender has agreed to advance the remaining $1,400,000 in $250,000 increments (final increment of $150,000) upon request of the Company’s CEO, subject to satisfaction of certain conditions.  In addition, the Company has agreed to (i) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision), expiring 09/30/2016 and (ii) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $2,000,000 called for by the Loan Agreement.

Amounts advanced under the Note are (i) secured by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, (iii) bear interest at the rate of 11% per annum and (iv) must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note (12/01/2013). The Company has also agreed to a specified use of proceeds.  The Note may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

The Company has made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan.  These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

A summary of the status of the Company’s warrants is presented below.

	December 31, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	15,856,999	0.17	22,723,401	0.50

Issued	11,055,097	0.16	3,880,000	0.21

Exercised	(2,740,000)	0.09	(9,951,402)	0.13

Expired	(3,758,666)	0.11	(795,000)	0.50

Outstanding, end of period	20,413,430	$ 0.19	15,856,999	$ 0.17

Warrants outstanding and exercisable by price range as of December 31, 2011 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted		Weighted
		Remaining		Average
		Contractual		Exercise
Range	Number	Life in Years	Number	Price

$ 0.100	1,170,000	0.79	1,170,000	$ 0.100
$ 0.125	6,880,097	2.77	6,880,097	$ 0.125
$ 0.150	3,923,333	1.95	3,923,333	$ 0.150
$ 0.225	600,000	2.35	600,000	$ 0.225
$ 0.250	6,825,000	1.81	6,825,000	$ 0.250
$ 0.500	1,015,000	1.24	1,015,000	$ 0.500

	20,413,430	2.09	20,413,430	$ 0.19

NOTE 14- INCOME TAXES

At December 31, 2011 the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $18,600,000, which may be applied against future taxable income, if any, at various dates from 2025 through 2031. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2011 the Company had a deferred tax asset of approximately $7,500,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal and State Statutory Rate of 40% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $1,000,000 in 2011.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company is leasing office and production space located in Scottsdale, Arizona from a significant shareholder, Howard Baer, pursuant to an Amended and Restated Sublease which expires on February 9, 2020, subject to the Company’s unilateral right to terminate the Lease on March 31, 2013. Under the original terms of the Amended and Restated Sublease, the annual base rent for the 15,000 square foot facility was approximately $237,000, payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent and the percentage increase in the Consumer Price Index. The Company paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that the Company is responsible for the real estate taxes, maintenance, insurance and repairs related to the premises being leased.

In October, 2009, the Company and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space being occupied and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)). In addition, Mr. Baer has assumed the responsibility for maintenance and repairs for the building and the Company is obligated to reimburse Mr. Baer for 70% of such expenses. The Company incurred approximately $174,000 in rent expense for the year ended December 31, 2011.

In May of 2011 we and Mr. Baer agreed to (i) further reduce from 11,000 to 5,600 the square footage we are occupying, and (ii) reduce our rent to $12,320 (not including real estate taxes of $1,480 per month).

The future minimum lease payments related to the Amended and Restated Sublease, as revised in October 2009, and the new lease occupied April 2011, are as follows:

Year Ending December 31,
2012	$216,925
2013	107,749
2014	48,156
Totals	$372,830

Employment Agreements

On December 16, 2011, the Company entered into an employment agreement with Andrew Dahl.  Under the terms of Mr. Dahl’s employment agreement, he will be CEO for one year, subject to automatic renewal for successive one year terms, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl will be compensated as follows:  he will receive an annual base salary of $240,000 which is partially deferred until the Company meets its funding objectives.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.

Business Services Agreement

On October 19, 2009, the Company and Great Northern Reserve Partners, LLC (“GNRP”) entered into a Business Services Agreement (“Agreement”), which supersedes the prior agreement between them entered into in February, 2009 (“February Agreement”).

The Company entered into the Agreement to continue the pursuit of its strategic product and business development objectives.  GNRP was issued 500,000 shares of the Company’s Common Stock in connection with the execution of the Agreement, in full payment of any and all amounts owing under the February Agreement (approximately $142,000 per GNRP) and in recognition of GNRP’s contribution to the achievement of recent product testing results.  In addition, GNRP will be compensated based on hours expended, sales and other payments (licensing payments, etc.) received by the Company, and the achievement of specified milestones.

This agreement was terminated by mutual agreement of the Company and GNRP concurrently with the signing of a funding agreement with HEP Investments, LLC and the appointment of Andrew Dahl, principal of Great Northern and Reserve Partners, LLC, as the new CEO of the Company. The Company agreed to issue common stock valued at $277,064 in full settlement of any and all amounts owed under the prior contract.

Workers’ Compensation – The Company does not carry workers’ compensation insurance, which covers on the job injury.

Guarantees – In May, 2010, we entered into an indemnity agreement under which we indemnified Howard R. Baer for any liability incurred in connection with guarantying company obligations.  We also issued Mr. Baer warrants to purchase 500,000 shares of common stock as compensation for prior loan guarantees he made with respect to company indebtedness. These warrants have an exercise price of $.15 (cashless) and a term of 3 years. The warrants were valued at $405,925 using the Black Scholes pricing model with the following assumptions: volatility 137.66%; annual rate of dividends 0%; discount rate 3.1%.

NOTE 16 – SUBSEQUENT EVENTS

On January 3, 2012, Stephen J. Warner resigned as a director and from all offices of the Company and HEPI Pharmaceuticals, Inc., its wholly owned subsidiary. On January 4, 2012, Dr. John Crissman also resigned as a director and from all offices of the Company and HEPI Pharmaceuticals.  On January 4, 2012, Philip M. Rice, II, currently the Chief Financial Officer of the Company, was appointed to the Board of Directors of the Company, to serve in such capacity until his until his successor is appointed and qualified or until his earlier resignation or removal.  As compensation for serving as a member of the board of directors of the Company, Mr. Rice was granted warrants to purchase 200,000 shares of the Company’s common stock, at an exercise price of $.12 per share.  Such warrants have a term of three years and vest as follows: 50,000 are immediately vested, and the remaining 150,000 vest in three equal quarterly installments commencing April 1, 2012.

At various times between during the first quarter of 2012, 1% convertible notes in the aggregate principal amount of $47,500 came due. At the option of the Company, these notes may be paid in cash or converted into common stock at the rate of $.05 per share (950,000 shares).

On January 9, 2012, the Company notified Zus Health’s purported assignee (Ceptazyme LLC), its purported assignee, (i) that there was no agreement between the Company and Ceptazyme, as the Company had not approved any assignment of the License Agreement by Zus Health to Ceptazyme and (ii) that, even if there had been a valid assignment to Ceptazyme, Ceptazyme had committed multiple material breaches of the agreement.  The Company believes that Zus Health/Ceptazyme, LLC (i) has failed to market the Company’s product in a manner compliant with state and federal regulations, and (ii) that it allowed its distributors to make claims and representations that were not in compliance with applicable regulations, among many other breaches.   Subsequently, we notified Zus and Ceptazyme that the ZUS Agreement was subject to termination due to failure to cure the specified breaches of such Agreement.  Based on the foregoing, the Company filed a lawsuit in Michigan against Zus Health and Ceptazyme on January 16, 2012, alleging breach of contract. Subsequently, Ceptazyme filed suit in Utah against the Company on January 24, 2012, also alleging breach of contract.   The Company intends to prosecute and defend this matter vigorously.

On January 27, 2012, the Company and The Venture Group, LLC, a Maryland limited liability company (“Venture Group”), entered into the following agreements, effective as of January 26, 2012: (i) a Subscription Agreement under which the Lender has agreed to advance $500,000 to the Company, as follows:  $332,000 on January 26, 2012, which advance has been made, and $168,000 by February 3, 2012, (ii) a Subordinated Convertible Promissory Note in the principal amount of $500,000 (“Note”); (iii) (a) a Security Agreement, under which the Company granted the Lender a subordinated security interest in all of its assets and (b) an IP security agreement under which the Company granted the Lender a subordinated security interest in all its intellectual properties, including patents, to secure its obligations to the Lender under the Note and related documents; (iv) a Termination and Mutual Release Agreement under which the Company and Venture Group terminated their prior agreements and released each other from any liability, including liabilities related to the financing agreements they previously executed (See Form 8-K current Report dated December 2, 2011); and (v) a Termination and Release Agreement under which the Company and Oxford Holdings, LLC terminated their prior agreement and Oxford Holdings released the Company from any liability, including liabilities related to the agreement they previously executed.  The Company also acknowledged an intercreditor agreement between Venture Group and HEP Investments, LLC, the Company senior secured lender.  As of the date hereof, Venture Group has advanced an aggregate of $388,000 to the Company.  Based on discussions with Venture Group, the Company expects the remaining $112,000 to be advanced within 10 days.

In addition, the Company has agreed to issue the Lender warrants to purchase an aggregate of 833,333 shares of common stock at an exercise price of $.12 per share, for a term of three years.  The Warrants are issuable to the Lender pro rata based on the amount invested in relation to the total investment amount (about 166,667 warrants per $100,000 invested).   Amounts advanced under the Note are (i) secured on a subordinated basis by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at $.12 per share, (iii) bear interest at the rate of 11% per annum (payable on the first and second anniversary of the Note (unless earlier paid off), in cash or stock, at the Company’s option), and (iv) unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note (January 2, 2014). The Note may be prepaid upon thirty days written notice, but not before August 31, 2012, provided that in the event of prepayment, the Company must pay the Lender an additional 5% of the outstanding principal amount.  The Company has agreed to pay the following aggregate fees to Oxford Holdings, LLC in connection with the Loan transaction (assuming funding of the full $500,000): (i) finder’s fees of approximately $27,600 in cash, (ii) warrants to purchase 200,000 shares of common stock at an exercise price of $.15 per share for a term of two years, and (iii) a $15,000 non-accountable expense allowance.  In addition, The Company has agreed to pay Venture Group $10,000 in cash in payment of the Venture Group’s legal fees.

On March 12, 2012, HEP Investments advanced the Company an additional $100,000 pursuant to the Loan Agreement entered into December 2, 2011.

EXHIBIT INDEX

Exhibit Number	Title

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.2	Amended and restated By-laws of the Company	(2)
10.02	Amended and Restated Sublease between Howard R. Baer and the Company, dated April 12, 2006	(3)
10.03	Letter Agreement amending Amended and Restated Sublease between Howard R. Baer and the Company, dated April 6, 2006	*
10.04	Security Agreement with HEP Investments, LLC ($100K loan) dated September 8, 2011	*
10.05	Senior Secured Note with HEP Investments, LLC ($100K loan) dated September 8, 2011	*
10.06	Loan Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	*
10.07	Senior Secured Note with HEP Investments, LLC ($2M loan) dated December 2, 2011	*
10.08	Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	*
10.09	IP Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	*
10.10	Investor Rights Agreement with Venture Group, LLC ($500K loan) dated November 8, 2011	*
10.14	Subscription Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	*
10.15	Subordinated Convertible Note with Venture Group, LLC ($500K loan) dated January 27, 2012	*
10.16	Warrant Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	*
10.17	Security Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	*
10.18	Termination Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012 (terminating agreements with Venture Group, LLC dated November 8, 2011)	*
10.19	Termination Agreement with Oxford Holdings, LLC, dated January 26, 2012	*
10.20	Indemnity Agreement between Howard Baer and the Company dated May 11, 2010	(4)
10.21	Warrant Agreement issued to Howard R. Baer and dated May 11, 2010	(5)
10.22	License Agreement between Zus Health LLC and the Company dated September 2, 2010	(6)
10.23	Lease Agreement between the Company and BCO, LLC dated February 28, 2011	(7)
10.24	Employment Agreement with Andrew Dahl, the Registrant’s CEO	*
10.25	Employment Agreement with John Gorman, the Registrant’s EVP – Operations	*
14.1	Code of Ethics	*
21	Subsidiaries of the Registrant	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *Filed herewith	*

(1)

Filed as Exhibit 3.1 to the Registrant’s Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

(2)

Filed as Exhibit 3.2 to the Registrant’s Form 10Q filed with the Commission on May 17, 2010 and incorporated by this reference.

(3)

Filed as Exhibit 10.02 to the Registrant’s Form 10KSB filed with the Commission on April 17, 2006 and incorporated herein by this reference.

(4)

Filed as Exhibit 10.1 to the Registrant’s Form 10Q filed with the Commission on May 17, 2010 and incorporated by this reference.

(5)

Filed as Exhibit 10.2 to the Registrant’s Form 10Q filed with the Commission on May 17, 2010 and incorporated by this reference.

(6)

Filed as Exhibit 10.10 to Form 10K filed with the Commission on April 15, 2011 and incorporated by this reference.

(7)

Filed as Exhibit 10.1 to Form 10Qfiled with the Commission on August 22, 2011 and incorporated by this reference.