Form 10-Q
period 2012-03-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2012-05-15
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation ST (Sec. 232.405)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   X .    No        .

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

Yes        .        No      X .

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 100,036,350 shares of common stock, $0.001 par value, outstanding at May 8, 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$132,447	$225,696
Deferred Finance Costs	9,438	13,722
Prepaid Expenses	38,852	10,412
Total Current Assets	180,737	249,830
PROPERTY AND EQUIPMENT, NET	65,613	83,546
OTHER ASSETS:
Definite-life intangible Assets, net	6,959	7,201
Deferred Finance Costs	40,350	-
Deposits	123,762	122,917
Total Other Assets	130,722	130,118
	$417,429	$463,494
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$655,476	$660,663
Current portion, long term debt	-	7,682
Customer deposits	27,837	27,837
Loan Payable - Other	57,000	-
Obligation to issue common stock and warrants	312,764	307,664
Convertible Debenture Payable, less Discount of $1,888 and $875 at March 31, 2012 and December 31, 2011
	153,212	84,226
Derivative Liability	642,121	528,566
Deferred Rent	83,885	96,347
Accrued Liabilities	121,271	75,349
Total Current Liabilities	2,053,565	1,788,334
LONG TERM LIABILITIES:
Convertible Debenture Payable, less Discount of $797,465 and $577,106 at March 31, 2012 and December 31, 2011
	565,035	423,393
Deferred revenue, noncurrent	235,000	235,000
Deferred rent	18,045	48,264
Total Long term Liabilities	818,080	706,657
COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	2,871,646	2,494,991

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 150,000,000 shares authorized 100,036,350 and 100,036,350 issued and outstanding at March 31, 2012 and December 31, 2011

	100,036	100,036
Additional Paid-In Capital	27,766,279	27,130,276
Accumulated deficit	(30,320,532)	(29,261,809)
Total Stockholders' Deficit	(2,454,217)	(2,031,497)
	$417,429	$463,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	Months ended	Months ended
	March 31, 2012	March 31, 2011

REVENUES:
Net Sales	$-	$32,579
Licensing Fee	-	3,750

Total Revenues	-	36,329

COSTS AND EXPENSES:
Cost of Sales	-	39,529
Selling	-	5,112
General and Administrative	153,485	113,257
Professional fees and Consulting expense	230,684	199,406
Research and Development	123,050	106,911

Total Costs and Expenses	507,219	464,215

LOSS FROM OPERATIONS	(507,219)	(427,886)

OTHER INCOME (EXPENSE):
Fair Value Adjustment of Derivative Liability
	(113,555)	-
Amortization of Bond Discount	(110,628)	(35,149)
Amortization of Deferred Finance Costs	(4,284)	-
Finance costs paid in stock	(298,382)	-
Interest expense	(24,653)	(898)
Total Other Income (Expense)	(551,502)	(39,395)

NET LOSS	$(1,058,721)	$(467,281)

BASIC AND DILUTED LOSS PER SHARE
	$(0.01)	$(0.07)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING

	100,036,350	94,020,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Cash Flows for Operating Activities:
Net (Loss)	$(1,058,721)	$(467,281)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered	10,722	25,000
Finance costs paid in stock and warrants	298,382
Amortization of deferred finance costs	4,284	3,348
Amortization of bond discount	110,628	35,148
Amortization of intangibles	242	242
Depreciation expense	17,933	7,330
Fair value adjustment of Derivative Liability	113,555	-
Increase (decrease) in deferred rent	(42,684)	1,839
Changes in assets and liabilities:
(Increase) in accounts receivable	-	(2,558)
(Increase) in inventories	-	(894)
(Increase) decrease in prepaid expenses	(28,440)	3,836
(Increase) in security deposits	(845)	(635)
Increase (decrease) in accounts payable	(5,187)	59,446
(Decrease) in customer deposits	-	(25,194)
(Decrease) in deferred revenue	-	(3,750)
Increase in accrued liabilities	45,922	43,404
Net Cash (Used) by Operating Activities	(534,209)	(320,718)

Cash Flows from Investing Activities:
Capital expenditures		(3,795)
Net Cash (Used) by Investing Activities		(3,795)

Cash Flow from Financing Activities:
Cash overdraft	-	17,381
Proceeds of loan payable, related party	-	216
Proceeds of loan payable, other	57,000	-
Payments of other borrowings	(7,682)	(1,187)
Payment of deferred finance costs	(40,358)	-
Proceeds from issuance of convertible debentures	432,000	62,500
Proceeds from sale of common stock and exercise of warrants	-	230,000
Net Cash Provided by Financing Activities	440,961	308,910

(Decrease) in Cash	(93,249)	(15,603)
Cash at Beginning of Period	225,696	15,603
Cash at End of Period	$132,447	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$3,780
Income Taxes	$-	$50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2012:

During the quarter ended March 31, 2012, the Company issued convertible debentures totaling $432,000 and recorded $332,000 in discounts on debentures.

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiaries (collectively, the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2011 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-K filed with the SEC on March 30, 2012.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012, or any other period.

The Company incurred net losses of $1,058,721 and $467,281 for the three months ended March 31, 2012 and 2011, respectively.  In addition, the Company had a working capital deficiency of $1,872,828 and a stockholders’ deficit of $2,454,217 at March 31, 2012.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first three months of 2012, the Company raised $432,000 in net proceeds from the issuance of convertible debentures and $57,000 from loans payable - other.  There can be no assurance that the Company will be able to raise additional capital.

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

 NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Furniture and fixtures	$51,617	$51,617
Equipment	112,879	112,879
Leasehold improvements	148,359	148,359

	312,855	312,855
Less accumulated depreciation and amortization	(247,242)	(229,309)

	$65,613	$83,546

 Depreciation and amortization was $17,933 and $7,330 for the three months ended March 31, 2012 and 2011 respectively.

NOTE 3 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Patent applications pending	$14,501	$14,501
Less: Accumulated amortization	(7,542)	(7,300)

	$6,959	$7,201

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the three months ended March 31, 2012 and 2011 was $242 and $242, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 4 – CONVERTIBLE DEBT

During the first quarter of 2012, the Company and The Venture Group, LLC, a Maryland limited liability company (“Venture Group”), entered into the following agreements, effective as of January 26, 2012: (i) a Subscription Agreement under which the Lender has agreed to advance $500,000 to the Company, as follows:  $332,000 on January 26, 2012, which advance has been made, and $168,000 by February 3, 2012 (of which approximately $60,000 has been advanced as of March 31, 2012), (ii) a Subordinated Convertible Promissory Note in the principal amount of $500,000 (“Note”); (iii) (a) a Security Agreement, under which the Company granted the Lender a subordinated security interest in all of its assets and (b) an IP security agreement under which the Company granted the Lender a subordinated security interest in all its intellectual properties, including patents, to secure its obligations to the Lender under the Note and related documents; (iv) a Termination and Mutual Release Agreement under which the Company and Venture Group terminated their prior agreements and released each other from any liability, including liabilities related to the financing agreements they previously executed; and (v) a Termination and Release Agreement under which the Company and Oxford Holdings, LLC terminated their prior agreement and Oxford Holdings released the Company from any liability, including liabilities related to the agreement they previously executed.  The Company also acknowledged an intercreditor agreement between Venture Group and HEP Investments, LLC, the Company senior secured lender.  As of the date hereof, Venture Group has advanced an aggregate of approximately $395,000 to the Company.

In addition, the Company has agreed to issue the Lender warrants to purchase an aggregate of 833,333 shares of common stock at an exercise price of $.12 per share, for a term of three years (assuming funding of the full $500,000).  The Warrants are issuable to the Lender pro rata based on the amount invested in relation to the total investment amount (about 166,667 warrants per $100,000 invested). Amounts advanced under the Note are (i) secured on a subordinated basis by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at $.12 per share, (iii) bear interest at the rate of 11% per annum (payable on the first and second anniversary of the Note (unless earlier paid off), in cash or stock, at the Company’s option), and (iv) unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note (January 2, 2014). The Note may be prepaid upon thirty days written notice, but not before August 31, 2012, provided that in the event of prepayment, the Company must pay the Lender an additional 5% of the outstanding principal amount. The Company has agreed to pay the following aggregate fees to Oxford Holdings, LLC in connection with the Loan transaction (assuming funding of the full $500,000): (i) finder’s fees of approximately $27,600 in cash, (ii) warrants to purchase 200,000 shares of common stock at an exercise price of $.15 per share for a term of two years, and (iii) a $15,000 non-accountable expense allowance.  In addition, The Company has agreed to pay Venture Group $10,000 in cash in payment of the Venture Group’s legal fees.

The Company recorded a deferred debt discount in the amount of $332,000, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants in accordance with ASC standards. The Company valued the beneficial conversion feature and recorded the amount of $130,264 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($201,736) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. In connection with the $332,000 in convertible notes, the Company recorded non-cash finance charges of $293,282 during the three months ended March 31, 2012.

During the three months ended March 31, 2012, 1% Convertible Debentures in the amount of $47,500 matured and were extended by a Noteholder and significant shareholder of the Company. Under the terms of the extension agreement the Notes will all be extended by two years from their original maturity date. The extensions were requested by the Noteholder for no consideration. These modifications were not considered significant under ASC standards.

On March 12, 2012, HEP Investments advanced the Company an additional $100,000 pursuant to its previously disclosed agreement to invest up to $2,000,000 in convertible notes.

Amortization of the debt discount on the remaining notes was $110,628 for the three months ended March 31, 2012.

Convertible debt consists of the following:
	March 31, 2012	December 31, 2011
	(Unaudited)
1% Convertible notes payable, net of unamortized discount of $79,793 and $98,814 respectively, due at various dates ranging from January 2012 to September 2014	$405,807	$386,786

11% Convertible note payable, net of unamortized discount of $719,560 and $479,167, respectively, due at various dates ranging from December 2013 to January 2014	312,440	120,833
	718,247	507,619
Less: Current portion	153,212	84,226

Long term portion	$565,035	$423,393

NOTE 5 – OBLIGATION TO ISSUE COMMON STOCK

At March 31, 2012, the Company is obligated to issue, an aggregate 1,595,320 shares of common stock to certain investors and Great Northern Reserve Partners, LLC, a former consultant.  We have recorded a liability in the amount of $312,764, representing this obligation.

NOTE 6 – LICENSE AGREEMENT

On September 2, 2010, the Company entered into a multi-year exclusive worldwide License Agreement (“Agreement”) for its ProAlgaZyme ® product (“Product”) with a distributor of health and nutritional products, Zus Health, LLC (“Zus”).  Under the terms of the Agreement, Zus had the exclusive right to distribute the Product to customers and distributors worldwide, excluding pharmaceutical applications and food, supplement and medicinal ingredient applications outside of multi-level, network or affiliate marketing (“MLM”). On January 9, 2012, we notified the sole known representative of the exclusive distributor that it has been determined that there have been multiple material breaches by Zus Health, LLC (as well as its purported assignee, Ceptazyme, LLC) of its License Agreement with the Company dated September 2, 2010, and that they immediately cease any and all activities with respect to the sale or distribution of HEPI products.  The Company had received a payment of $255,000, as provided in the Agreement, for the exclusive distribution rights. The Company filed a lawsuit in Michigan against Zus Health and Ceptazyme on January 9, 2012, alleging breach of contract. Subsequently, Ceptazyme filed suit in Utah against the Company on January 24, 2012, also alleging breach of contract. Until this matter is resolved, the Company has classified the remaining $235,000 as Deferred Revenue, noncurrent

 NOTE 7 - RELATED PARTY TRANSACTIONS

Office Space

The Company is leasing office and production space located in Scottsdale, Arizona from a former significant shareholder, Howard Baer, pursuant to an Amended and Restated Sublease which expires on February 9, 2020, subject to the Company’s unilateral right to terminate the Lease on March 31, 2013. Under the original terms of the Amended and Restated Sublease, the annual base rent for the 15,000 square foot facility was approximately $237,000, payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent or the percentage increase in the Consumer Price Index. The Company paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that the Company is responsible for the real estate taxes, maintenance, insurance and repairs related to the premises being leased.

In October, 2009, the Company and Mr. Baer agreed in principle to (i) reduce from 15,000 to 11,000 the square footage of the space being occupied and (ii) to reduce the base rent from $20,000 to $16,720 monthly (not including real estate taxes (currently $1,480 per month)). In addition, Mr. Baer has assumed the responsibility for maintenance and repairs for the building and the Company is obligated to reimburse Mr. Baer for 70% of such expenses. In May of 2011, the Company and Mr. Baer agreed to (i) further reduce from 11,000 to 5,600 the square footage we are occupying, and (ii) reduce our rent to $12,320 (not including real estate taxes of $1,480 per month).

The Company incurred approximately $37,000 in rent expense during the first quarter of 2012.

See Note 11, Subsequent Events.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 200,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2012, at an exercise price of $.12 per share.  The warrants have a term of three years and vest as follows: 50,000 were vested on the grant date and the remaining 150,000 vest in three equal quarterly installments commencing April 1, 2012.  The warrants vested during the quarter ended March 31, 2012 were valued at $10,721 using the Black Scholes pricing model with the following assumptions: volatility 125.11%; annual rate of dividends 0%; discount rate 0.33%.

A summary of the status of the Company’s warrants is presented below.

	March 31, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	20,413,430	$ 0.19	15,856,999	$ 0.17

Issued	200,000	0.12	11,055,097	0.16

Exercised	-		(2,740,000)	0.09

Expired	-		(3,758,666)	0.11

Outstanding, end of period	20,613,430	$ 0.19	20,413,430	$ 0.19

Warrants outstanding and exercisable by price range as of March 31, 2012 were as follows:

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual	Exercise		Average
Range of	Number	Life in Years	Price	Number	Exercise Price

$ .10	1,170,000	0.29	$0.10	1,170,000	$.10
0.12	200,000	2.83	0.12	50,000	0.12
0.125	6,880,097	2.27	0.125	6,880,097	0.125
0.15	3,923,333	1.44	0.15	3,923,333	0.15
0.225	600,000	2.02	0.225	600,000	0.225
0.25	6,825,000	1.31	0.25	6,825,000	0.25
0.50	1,015,000	0.69	0.50	1,015,000	0.50

	20,613,430	1.59		20,463,430	$ 0.19

NOTE 9- COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company is leasing office and production space located in Scottsdale, Arizona from a former significant shareholder, Howard Baer, pursuant to an Amended and Restated Sublease which expires on February 9, 2020, subject to the Company’s unilateral right to terminate the Lease on March 31, 2013. Under the original terms of the Amended and Restated Sublease, the annual base rent for the 15,000 square foot facility was approximately $237,000, payable in equal monthly installments of approximately $20,000. The annual base rent is subject to increase annually in an amount equal to the greater of 2.5% of the prior year’s base rent or the percentage increase in the Consumer Price Index. The Company paid an additional security deposit of approximately $110,000. The Amended and Restated Sublease is a “net lease”, which means that the Company is responsible for the real estate taxes, maintenance, insurance and repairs related to the premises being leased.

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

Year Ending December 31,
2012	$147,840
2013	36,960
Totals	$184,800

Employment Agreement

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

Guarantees

In May, 2010, we entered into an indemnity agreement under which we indemnified a then significant stockholder, Howard Baer, for any liability incurred in connection with guarantying company obligations.  We also issued Mr. Baer warrants to purchase 500,000 shares of common stock as compensation for prior loan guarantees he made with respect to company indebtedness. These warrants have an exercise price of $.15 (cashless) and a term of 3 years. The warrants were valued at $405,925 using the Black Scholes pricing model with the following assumptions: volatility 137.66%; annual rate of dividends 0%; discount rate 3.1%.

NOTE 10 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt – 13,142,445 shares and warrants - 20,463,430 shares) at March 31, 2012 and (convertible debt –7,022,000 shares and warrants - 13,694,999 shares) at March 31, 2011 are anti-dilutive.

NOTE 11 - SUBSEQUENT EVENTS

On April 4, 2012, HEP Investments advanced the Company an additional $75,000. On May 8, 2012 HEP Investments advanced the Company an additional $250,000.

On May 10, 2012, Chris Maggiore, a significant shareholder, subscribed to the acquisition of 2,400,000  Units, each Unit comprised of one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one shares of Common Stock, at a per Unit price of $.125.  The aggregate purchase price of the Units is $300,000.

The Units are to be paid for as follows:  (i) 800,000 Units shall be purchased for $100,000 promptly following execution of the agreement, (ii) 800,000 Units shall be purchased for $100,000 on or before June 23, 2012 and (iii) an additional 800,000 Units shall be purchased for $100,000 on or before August 7, 2012. As of May 11, 2012, the Company had not yet received the first installment of $100,000.

During the period April 1, 2012 through May 7, 2012 additional 1% Convertible Debentures in the amount of $27,600 matured and were extended by a Noteholder and significant shareholder of the Company. Under the terms of the extension agreement the Notes will all be extended by two years from their original maturity date. The extensions were requested by the Noteholder for no consideration. These modifications were not considered significant under ASC standards.

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

Results of Operations for the three months ended March 31, 2012 and 2011.

Net Sales.  We had no sales during the current quarter compared to net sales of $32,579 for the three months ended March 31, 2011.  Prior period sales reflect principally revenues from the distribution of our ProAlgaZyme® product.  In the fourth quarter of 2010 we received an initial licensing fee payment of $255,000 under the terms of this exclusive distributorship agreement.  We recognized $3,750 in revenue from this licensing fee during the first quarter of 2011.  Around January 9, 2012, we notified Zus Health’s purported assignee that the distributor was in breach of contract and directed that they immediately cease any and all activities with respect to the sale or distribution of HEPI products.  We subsequently notified the distributor that the agreement was subject to termination due to these breaches. As a result, we do not expect to recognize any further sales revenue under this Agreement.

We have implemented a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from our algae cultures to much larger, better-financed food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. We expect that these bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.

Cost of Sales.  We had no cost of sales during the current quarter, compared to cost of sales of $39,529 for the three months ended March 31, 2011.  Cost of Sales represented primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  As noted above, we have implemented a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from its algae cultures to much larger, better-financed food, dietary supplement and medical food manufacturers.  Consequently, there were no costs of sales for the period ending March 31, 2012.  All costs relating to the continued activity associated with the controlled production environment for growing the algae cultures are included in research and development expenses.

Research and Development Expenses.   For the three months ended March 31, 2012, we incurred $123,050 on research and development expenses, as compared to $106,911 for the comparable period in 2011.  These expenses are mainly comprised of costs associated with external research.  Our research and development costs will grow as we work to complete the research begun in the first quarter of 2012.  This research was initiated to further explore ProAlgaZyme®’s potential efficacy on the management of cholesterol levels.  We have identified several potential bioactive compounds, but further research aimed at isolating the compound further is expected to be completed during the second half of 2012.

Selling and Marketing Expenses. Selling and marketing expenses were $5,112 for the three months ended March 31, 2011.

As noted above, we have implemented a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from its algae cultures to much larger, better-financed food, dietary supplement and medical food manufacturers.  As such, there were no Selling and Marketing Expenses for the period ending March 31, 2012.

General and Administrative Expenses. General and administrative expenses were $153,485 for the three months ended March 31, 2012, as compared to $113,257 for the comparable prior period.  The increase in general and administrative expense during 2012 is due primarily to the hiring of a new CEO and CFO.

Professional and Consulting Expenses. Professional and consulting expenses were $230,684 for the three months ended March 31, 2012, as compared to $199,406 for the comparable prior period.  The increase in professional and consulting expense during 2012 is due primarily to negotiations relating to the convertible debt transactions.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have a near term need for additional capital.  For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

As of May 8, 2012, we had a cash balance of approximately $225,000.  We have incurred significant net losses since inception, including a net loss of $1,058,721 for the quarter ended March 31, 2012. We have, since inception, consistently incurred negative cash flow from operations. During the quarter ended March 31, 2012, we incurred negative cash flows from operations of $534,209.  As of March 31, 2012, we had a working capital deficiency of $1,872,828 and a stockholders’ deficiency of $2,454,217.  Although we recently raised a limited amount of capital, we have a near term need for additional capital.

During the three months ended March 31, 2012, our operating activities used $534,209 in cash, an increase of $213,491 from the comparable prior period.  The approximate $213,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $591,000 increase in net loss, a $64,000 change (decrease) in accounts payable, a $45,000 change (decrease) in deferred rent, a $32,000 change (increase) in prepaid expense, partially offset by a $293,000  increase in finance costs paid in stock and warrants (a non-cash expense), a $114,000 increase in fair value adjustment of derivative liability (a non-cash expense), a $25,000 change (increase) in customer deposits, and a $75,000 change (increase) in amortization of bond discount liability (a non-cash expense).

Our financing activities generated $440,960, a $132,031 increase from the comparable prior period. The increase in cash provided by financing activities was due primarily to a $370,000 increase in proceeds from the issuance of convertible debentures, a $57,000 increase in loans payable – other, partially offset by $40,000 payment of deferred finance costs and a $230,000 decrease in proceeds from the sale of common stock.

Although we raised a limited amount of capital during 2011 and the first quarter of 2012, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research program.

We estimate that we will require approximately $1,800,000 in cash over the next 12 months in order to fund our normal operations and research and development activities. HEP Investments, LLC, our senior secured lender has committed an aggregate of $2,000,000, $1,025,000 of which we have already drawn down, leaving $975,000 which is available to be drawn down.   Based on this cash requirement and availability from our senior secured lender, we have a near term need for substantial additional funding.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise capital from outside sources. If we are unable to raise the required funding, we will have to curtail our research and development and other activities, in which case, there could be a material adverse effect on our business.

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.  For the three months ended March 31, 2012, we recognized $113,555 in expense for financial statement purposes based on the change in fair value of derivative liabilities as of March 31, 2012.  We may incur income or expense in future periods arising out of changes in the fair value of derivative liabilities.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, the Company issued Convertible debentures in the principal amount of $489,000 (convertible into common stock at $.125 per share), for gross proceeds of $489,000.

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

Item 5.  Other Information

On May 10, 2012, Chris Maggiore, a significant shareholder, subscribed to the acquisition of 2,400,000  Units, each Unit comprised of one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one shares of Common Stock, at a per Unit price of $.125.  The aggregate purchase price of the Units is $300,000. The Units are to be paid for as follows:  (i) 800,000 Units shall be purchased for $100,000 promptly following execution of the agreement, (ii) 800,000 Units shall be purchased for $100,000 on or before June 23, 2012 and (iii) an additional 800,000 Units shall be purchased for $100,000 on or before August 7, 2012. As of May 11, 2012, the Company had not yet received the first installment of $100,000.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.2	Amended and Restated By-laws of the Company (2)
10.14	Subscription Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(3)
10.15	Subordinated Convertible Note with Venture Group, LLC ($500K loan) dated January 27, 2012	(3)
10.16	Warrant Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(3)
10.17	Security Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(3)
10.18	Termination Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012 (terminating agreements with Venture Group, LLC dated November 8, 2011)	(3)
10.19	Termination Agreement with Oxford Holdings, LLC, dated January 26, 2012	(3)
10.20	Subscription Agreement with Christopher Maggiore dated May 10, 2012	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

(1)

Filed as Exhibit 3.1 to the Registrant’s Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

(2)

Filed as Exhibit 3.2 to the Registrant’s Form 10Q, filed with the commission on May 17, 2010 and incorporated by this reference.

(3)

Filed as the same Exhibit number to the Registrant’s Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

*Filed herewith

**furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: May 11, 2012

By:  /s/Andrew Dahl

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

By: /s/ John Gorman

(John Gorman)

Director

May 11, 2012

By:  /s/Philip M. Rice II

(Philip M. Rice II)

Chief Financial Officer

May 11, 2012

List of Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.2	Amended and Restated By-laws of the Company (2)
10.14	Subscription Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(3)
10.15	Subordinated Convertible Note with Venture Group, LLC ($500K loan) dated January 27, 2012	(3)
10.16	Warrant Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(3)
10.17	Security Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(3)
10.18	Termination Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012 (terminating agreements with Venture Group, LLC dated November 8, 2011)	(3)
10.19	Termination Agreement with Oxford Holdings, LLC, dated January 26, 2012	(3)
10.20	Subscription Agreement with Christopher Maggiore dated May 10, 2012	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

(1)

Filed as Exhibit 3.1 to the Registrant’s Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

(2)

 Filed as Exhibit 3.2 to the Registrant’s Form 10Q, filed with the commission on May 17, 2010 and incorporated by this reference.

(3)

Filed as the same Exhibit number to the Registrant’s Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

*Filed herewith

**furnished herewith (all other exhibits are deemed filed)