Form 10-Q
period 2012-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2012-08-14
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

   Yes        .        No      X .

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 101,836,350 shares of common stock, $0.001 par value, outstanding at August 8, 2012.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$95,553	$225,696
Deferred Finance Costs	40,111	13,722
Prepaid Expenses	37,689	10,412
Total Current Assets	173,353	249,830

PROPERTY AND EQUIPMENT, NET	52,480	83,546

OTHER ASSETS:
Definite-life intangible Assets, net	6,717	7,201
Deposits	123,762	122,917
Total Other Assets	130,480	130,118

TOTAL ASSETS	$356,313	$463,494

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$723,001	$660,663
Current portion, long term debt	-	7,682
Customer deposits	27,837	27,837
Loan Payable – Other	57,000	-
Obligation to issue common stock and warrants	329,339	307,664
Convertible Debenture Payable, less Discount of $875 at December 31, 2011	-	84,226
Derivative Liability	1,153,542	528,566
Deferred Rent	68,694	96,347
Accrued Liabilities	172,722	75,349
Total Current Liabilities	2,532,135	1,788,334
LONG TERM LIABILITIES:
Convertible Debenture Payable, less Discount of $1,123,640 and $577,106 at June 30, 2012 and December 31, 2011, respectively
	718,960	423,393
Deferred revenue, noncurrent	235,000	235,000
Deferred rent	12,265	48,264
Total Long term Liabilities	966,225	706,657
TOTAL LIABILITIES	3,498,360	2,494,991
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 150,000,000 shares authorized 100,436,350 and 100,036,350 issued and outstanding at June 30, 2012 and December 31, 2011

	100,436	100,036
Additional Paid-In Capital	27,826,600	27,130,276
Accumulated deficit	(31,069,083)	(29,261,809)
Total Stockholders' Deficit	(3,142,047)	(2,031,497)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$356,313	$463,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months ended	Months ended	Months ended	Months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

REVENUES:
Net Sales	$-	$24,110	$-	$56,689
Licensing Fee	-	3,750	-	7,500
Total Revenues	-	27,860	-	64,189

COSTS AND EXPENSES:
Cost of Sales	-	34,097	-	73,626
Selling	-	3,414	-	8,526
General and Administrative	162,453	69,581	315,938	182,839
Professional fees and Consulting expense	136,914	112,151	367,597	311,556
Research and Development	182,417	72,371	305,468	179,283

Total Costs and Expenses	481,785	291,614	989,003	755,830

LOSS FROM OPERATIONS	(481,785)	(263,754)	(989,003)	(691,641)

OTHER INCOME (EXPENSE):
Fair Value Adjustment of Derivative Liability
	492,870	-	379,315	-
Amortization of Bond Discount	(175,713)	(28,681)	(286,341)	(63,831)
Amortization of Deferred Finance Costs	(4,286)	(19,018)	(8,570)	(22,365)
Finance costs paid in cash	(22,950)	-	(22,950)	-
Finance costs paid in stock and warrants	(520,866)	-	(819,248)	-
Interest expense	(35,823)	(1,723)	(60,475)	(2,622)
Total Other Income (Expense)	(266,768)	(49,422)	(818,269)	(88,818)

NET LOSS	$(748,552)	$(313,176)	$(1,807,272)	$(780,458)

BASIC AND DILUTED LOSS PER SHARE
	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING

	100,203,054	95,589,387	100,119,537	94,809,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)
Cash Flows for Operating Activities:
Net (Loss)	$(1,807,272)	$(780,458)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered	21,441	33,584
Finance costs paid in stock and warrants	819,249	-
Amortization of deferred finance costs	8,570	22,365
Amortization of bond discount	286,341	63,830
Amortization of intangibles	484	484
Depreciation expense	34,566	15,097
Fair value adjustment of Derivative Liability	(379,315)	-
(Decrease) in deferred rent	(63,653)	(18,598)
Changes in assets and liabilities:
(Increase) in inventories	-	(23,413)
(Increase) in prepaid expenses	(27,277)	(7,704)
(Increase) in security deposits	(845)	(635)
Increase in accounts payable	62,338	163,581
Increase in customer deposits	-	15,155
(Decrease) in deferred revenue	-	(7,500)
Increase in accrued liabilities	97,373	8,205
Net Cash (Used) by Operating Activities	(948,002)	(516,007)

Cash Flows from Investing Activities:
Capital expenditures	(3,500)	(4,720)
Net Cash (Used) by Investing Activities	(3,500)	(4,720)

Cash Flow from Financing Activities:
Proceeds of loan payable, related party	-	31,959
Proceeds of loan payable, other	57,000	-
Payment of Deferred Finance Costs	(34,958)	-
Repayments of loan payable, related party	-	(14,000)
Proceeds of other borrowings	-	13,500
Payments of other borrowings	(7,683)	(3,038)
Proceeds from issuance of convertible debentures	757,000	114,500
Proceeds from sale of common stock and exercise of warrants	50,000	372,500
Net Cash Provided by Financing Activities	821,359	515,421

(Decrease) in Cash	(130,143)	(5,306)
Cash at Beginning of Period	225,696	15,603
Cash at End of Period	$95,553	$10,297

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$3,780
Income Taxes	$-	$50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2012:

During the quarter ended March 31, 2012, the Company issued convertible debentures totaling $432,000 and recorded $332,000 in discounts on debentures.

During the quarter ended June 30, 2012, the Company issued convertible debentures totaling $325,000 and recorded $500,000 in discounts on debentures.

During the quarter ended June 30, 2012, several three year 1% convertible notes in the aggregate principal amount of $155,100, with various maturity dates during 2011 were extended for an additional two years.  The Company incurred no additional cost as a result of these extensions.

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

During the quarter ended June 30, 2011, several three year 1% convertible notes in the aggregate principal amount of $196,000, with various maturity dates during 2011 were extended for an additional three years at the request of the noteholder.  The Company incurred no additional cost as a result of these extensions.

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

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012, or any other period.

The Company incurred net losses of $1,807,272 and $780,458 for the six months ended June 30, 2012 and 2011, respectively.  In addition, the Company had a working capital deficiency of $2,358,782 and a stockholders’ deficit of $3,142,047 at June 30, 2012.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first six months of 2012, the Company raised $757,000 in net proceeds from the issuance of convertible debentures, $57,000 from loans payable – other and $50,000 from the issuance of common stock.  Until the Company can develop a stable source of revenue from operations, the Company will be dependent on its ability to raise capital.  There can be no assurance that the Company will be able to raise additional capital.

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

 NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2012 and December 31, 2011 consists of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Furniture and fixtures	$51,617	$51,617
Equipment	112,879	112,879
Leasehold improvements	151,859	148,359

	316,355	312,855
Less accumulated depreciation and amortization	(263,875)	(229,309)

	$52,480	$83,546

 Depreciation and amortization was $34,566 and $15,097 for the six months ended June 30, 2012 and 2011 respectively.

NOTE 3 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Patent applications pending	$14,501	$14,501
Less: Accumulated amortization	(7,784)	(7,300)

	$6,717	$7,201

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expenses for the six months ended June 30, 2012 and 2011 were $484 and $484, respectively. The Company estimates that amortization expenses for existing assets for each of the next five years will be approximately $1,000 per year.

NOTE 4 – CONVERTIBLE DEBT

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into a loan arrangement (the “Loan”) pursuant to which the parties executed the following documents, effective as of December 1, 2011: (i) a loan agreement under which the Lender has agreed to advance up to $2,000,000 to the Company, subject to certain conditions (the “Loan Agreement”), (ii) a Convertible Secured Promissory Note in the initial principal amount of $600,000 (the “Note”) and (iii) (a) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (b) an IP security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in each case order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.

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

Amounts advanced under the Note (i) are secured by all the Company’s assets, (ii) are convertible into the Company’s restricted common stock at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, and (iii) must bear interest at the rate of 11% per annum.  Additionally, those amounts are subject to the following requirements:  (x) accrued interest must be paid on the first and second anniversary of the Note, and (y) unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note December 1, 2013. The Company has also agreed to a specified use of proceeds.  The Note may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

The Company has made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan.  Such agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

The Company recorded a debt discount of $500,000 against this Loan.  In addition, the Company recorded a derivative liability of $552,988.  This represents the future value of the stock to be issued under the terms of the convertible debt.  We valued this stock utilizing the Black-Scholes method of valuation relying on the following assumptions:  volatility 151.45%, annual rate of dividends 0% and a risk free interest rate of .27%.  In addition, the Company has recognized other income of $24,422 representing the change in fair value of this derivative liability.  We marked this derivative liability to fair value at December 31, 2011 utilizing the Black-Scholes method of valuation relying on the following assumptions:  volatility 151.49%, annual rate of dividends 0%, and a risk free rate of .25%.

During the first quarter of 2012, the Company and The Venture Group, LLC, a Maryland limited liability company (“Venture Group”, “Lender”, or “Noteholder”), entered into the following agreements, effective as of January 26, 2012: (i) a Subscription Agreement under which the Lender has agreed to advance $500,000 to the Company, as follows:  $332,000 on January 26, 2012, which advance has been made, and $168,000 by February 3, 2012 (of which $57,000 has been advanced as of June 30, 2012), (ii) a Subordinated Convertible Promissory Note in the principal amount of $332,000 (“2012 Note”); (iii) (a) a Security Agreement, under which the Company granted the Lender a subordinated security interest in all of its assets and (b) an IP security agreement under which the Company granted the Lender a subordinated security interest in all its intellectual properties, including patents, to secure its obligations to the Lender under the Note and related documents; (iv) a Termination and Mutual Release Agreement under which the Company and Venture Group terminated their prior agreements and released each other from any liability, including liabilities related to the financing agreements they previously executed; and (v) a Termination and Release Agreement under which the Company and Oxford Holdings, LLC terminated their prior agreement and Oxford Holdings released the Company from any liability, including liabilities related to the agreement they previously executed.  The Company also acknowledged an intercreditor agreement between Venture Group and HEP Investments, LLC, the Company’s senior secured lender.

In addition, the Company has agreed to issue the Lender warrants to purchase an aggregate of 833,333 shares of common stock at an exercise price of $.12 per share, for a term of three years (assuming funding of the full $500,000).  The Warrants are issuable to the Lender pro rata based on the amount invested in relation to the total investment amount (about 166,667 warrants per $100,000 invested). Amounts advanced under the 2012 Note are (i) secured on a subordinated basis by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at $.12 per share, (iii) bear interest at the rate of 11% per annum (payable on the first and second anniversary of the 2012 Note (unless earlier paid off), in cash or stock, at the Company’s option), and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the 2012 Note (January 2, 2014). The 2012 Note may be prepaid upon thirty days written notice, but not before August 31, 2012, provided that in the event of prepayment, the Company must pay the Lender an additional 5% of the outstanding principal amount. The Company has agreed to pay the following aggregate fees to Oxford Holdings, LLC in connection with the Loan transaction (assuming funding of the full $500,000): (i) finder’s fees of approximately $27,600 in cash, (ii) warrants to purchase 200,000 shares of common stock at an exercise price of $.15 per share for a term of two years, and (iii) a $15,000 non-accountable expense allowance.  In addition, the Company has paid Venture Group $10,000 for payment of the Venture Group’s legal fees.

The Company recorded a deferred debt discount in the amount of $332,000, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants in accordance with ASC standards. The Company valued the beneficial conversion feature and recorded the amount of $130,264 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($201,736) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. We valued this transaction utilizing the Black-Scholes method of valuation relying on the following assumptions:  volatility - 154.35%, annual rate of dividends 0% and a risk free interest rate of .22%.  In connection with the $332,000 in convertible notes, the Company recorded non-cash finance charges of $293,282 during the three months ended March 31, 2012.

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

During the second quarter of 2012, HEP Investments advanced the Company an additional $325,000 pursuant to its previously disclosed agreement to invest up to $2,000,000 in convertible notes.  The Company recorded a deferred debt discount in the amount of $500,000, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants in accordance with ASC standards (the debt discount calculation was inclusive of investments made in the fourth quarter of 2011 and the first quarter of 2012). The Company valued the beneficial conversion feature and recorded the amount of $445,147 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($54,853) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. We valued these transactions utilizing the Black-Scholes method of valuation relying on the following assumptions:  volatility of 140.93%-143.36%, annual rate of dividends 0% and a risk free interest rate of .25%. In connection with the $325,000 in convertible notes, the Company recorded non-cash finance charges of $16,575 during the three months ended June 30, 2012.

Amortization of the debt discount on the remaining notes was $545,659 for the six months ended June 30, 2012.

During the three months ended June 30, 2012, 1% Convertible Debentures in the amount of $37,600 that matured, as well as $70,000 in 1% Convertible Debentures that were due to mature in the third quarter were extended by a noteholder and significant shareholder of the Company.  Under the terms of the extension agreement the notes will all be extended by two years from their original maturity date. The extensions were requested by the noteholder for no consideration. These modifications were not considered significant under ASC standards.

Convertible debt consists of the following:
	June 30, 2012	December 31, 2011
	(Unaudited)
1% Convertible notes payable, net of unamortized discount of $67,036 and $98,814 respectively, due at various dates ranging from January 2012 to November 2014	$418,564	$386,786

11% Convertible note payable, net of unamortized discount of $795,211 and $479,167, respectively, due at various dates ranging from December 2013 to January 2014	229,789	120,833

11% Subordinated Convertible note payable, net of unamortized discount of $261,393 and $0, respectively, due in January 2014	70,607	0
	718,960	507,619
Less: Current portion	0	84,226
Long term portion	$718,960	$423,393

NOTE 5 – OBLIGATION TO ISSUE COMMON STOCK

As of March 31, 2012, the Company was obligated to issue an aggregate of 1,595,320 shares of common stock to certain investors and Great Northern Reserve Partners, LLC, a former consultant (Andrew Dahl, CEO of the Company, is principal partner of Great Northern and Reserve Partners).  We have recorded a liability in the amount of $312,764, representing this obligation.

During the second quarter ended June 30, 2012 the Company was obligated to issue an additional 97,500 shares valued at $16,575 to certain investors for which we recorded an additional liability.

As of June 30, 2012 the total amount of shares to be issued was 1,692,820 shares at a total value of $329,339.

NOTE 6 – LICENSE AGREEMENT

On September 2, 2010, the Company entered into a multi-year exclusive worldwide License Agreement (“License Agreement”) for its ProAlgaZyme ® product (“Product”) with a distributor of health and nutritional products, Zus Health, LLC (“Zus”).  Under the terms of the License Agreement, Zus had the exclusive right to distribute the Product to customers and distributors worldwide, excluding pharmaceutical applications and food, supplement and medicinal ingredient applications outside of multi-level, network or affiliate marketing (“MLM”). On January 9, 2012, we notified the sole known representative of the exclusive distributor that we determined Zus and its purported assignee, Ceptazyme, LLC (“Ceptazyme”) had committed multiple breaches of its License Agreement, and that both Zus and Ceptazyme must immediately cease any and all activities with respect to the sale or distribution of HEPI products.  The Company had received a payment of $255,000, as provided in the License Agreement, for the exclusive distribution rights. The Company filed a lawsuit in Michigan against Zus and Ceptazyme on January 9, 2012, alleging breach of contract. Subsequently, Ceptazyme filed suit in Utah against the Company on January 24, 2012, also alleging breach of contract. Until this matter is resolved, the Company has classified the remaining $235,000 as Deferred Revenue, noncurrent.

 NOTE 7 - RELATED PARTY TRANSACTIONS

Stock Subscription Agreement

On May 10, 2012, Chris Maggiore, a significant shareholder, subscribed to the acquisition for 2,400,000  Units, each Unit is comprised of one share of common stock of the Company, $.001 par value, and warrants to purchase one-tenth (1/10) of one shares of Common Stock, at a per Unit price of $.125.  The aggregate purchase price of the Units is $300,000.

The Units are to be paid for as follows:  (i) 800,000 Units shall be purchased for $100,000 promptly following execution of the agreement, (ii) 800,000 Units shall be purchased for $100,000 on or before June 23, 2012 and (iii) an additional 800,000 Units shall be purchased for $100,000 on or before August 7, 2012. As of June 30, 2012, the Company had received $50,000 of the first installment of $100,000.

Subsequent to the balance sheet date, in July 2012, the Company received an additional $50,000 (see Note 11, Subsequent Events).

NOTE 8 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 200,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2012, at an exercise price of $.12 per share.  The warrants have a term of three years and vested or will vest as follows: 50,000 vested on the grant date, 50,000 vested on April 1, 2012, 50,000 vested on July 1, 2012, and the remaining 50,000 shall vest on October 1, 2012.  The warrants vested during the two quarters ended March 31, 2012 and June 30, 2012, respectively. The warrants were valued at $21,442 using the Black Scholes pricing model relying on the following assumptions: volatility 125.11%; annual rate of dividends 0%; discount rate 0.33%.

As compensation for joining the board of directors in June of 2012, the Company granted warrants to purchase 50,000 shares of common stock to Brian Young.  The warrants were granted with an exercise price of $.12 per share and shall vest quarterly over 3 years. In addition, Mr. Young will receive $10,000 for each annual term served, paid quarterly.

A summary of the status of the Company’s warrants is presented below.

	June 30, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	20,413,430	$ 0.19	15,856,999	$ 0.17

Issued	290,000	0.12	11,055,097	0.16

Exercised	-		(2,740,000)	0.09

Expired	(750,000)	0.10	(3,758,666)	0.11

Outstanding, end of period	19,953,430	$ 0.195	20,413,430	$ 0.19

Warrants outstanding and exercisable by price range as of June 30, 2012 were as follows:

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual	Exercise		Average
Range of	Number	Life in Years	Price	Number	Exercise Price

$ .10	420,000	0.21	$0.10	420,000	$.10
0.12	250,000	2.47	0.12	112,500	0.12
0.125	6,920,097	2.03	0.125	6,920,097	0.125
0.15	3,923,333	1.19	0.15	3,923,333	0.15
0.225	600,000	1.85	0.225	600,000	0.225
0.25	6,825,000	1.06	0.25	6,825,000	0.25
0.50	1,015,000	0.47	0.50	1,015,000	0.50

	19,953,430	1.41		19,815,930	$ 0.195

NOTE 9- COMMITMENTS AND CONTINGENCIES

Employment Agreement

On August 10, 2012, the Company and Andrew Dahl entered into a new employment agreement. Under the terms of the Employment Agreement (“Employment Agreement”), he will continue to be CEO from the effective date of the agreement until December 16, 2013, with automatic renewal for successive one year terms, unless either party terminates the Employment Agreement on sixty days’ notice prior to the expiration of the initial term or any renewal term of the agreement.  Pursuant to the employment agreement, Mr. Dahl will receive an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of our revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  Finally, upon the effective date of the Employment Agreement, the Company will grant Mr. Dahl warrants with an exercise price of $.25 per share which shall vest and become exercisable, upon the attainment of specified milestones as follows: (1) warrants to purchase 500,000 shares shall vest upon identification of bio-active agents in our product and filing of a patent with respect thereto, (2) warrants to purchase 500,000 shares shall vest upon the Company entering into a contract under which we receive at least $500,000 in cash payments, (3) warrants to purchase 1,000,000 shares shall vest upon us entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), (4) warrants to purchase 1,000,000 shares shall vest upon us entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), and (5) warrants to purchase 1,000,000 shares shall vest upon our entering into a pharmaceutical development agreement.  Additionally, upon the effective date of the Employment Agreement, the Company will grant Mr. Dahl warrants to purchase 1,000,000 shares at an exercise price of $.25 per share, which shall only vest and become exercisable if the Company terminates Mr. Dahl without Cause on or before December 16, 2012. If Mr. Dahl remains employed with the Company after December 16, 2012, such warrants will be immediately forfeited.

In the event there is a “Company Sale”, all of Mr. Dahl’s outstanding warrants that were granted under the Employment Agreement would become immediately vested, and Mr. Dahl would be entitled to a sale bonus equal to 2% of the total proceeds received by the Company and/or its shareholders. Solely for the purposes of determining vesting of the warrants, “Company Sale” means the first to occur of the following: (1) the sale or disposition of all or substantially all of the Company’s assets; (2) a merger or consolidation of the Company with any other corporation, at least 50% of the combined voting power of the voting securities of the Company outstanding immediately after such merger or consolidation, or (3) any person acquiring (directly or indirectly) securities of the Company representing 30% or more of the combined voting power of the Company’s then outstanding securities. Solely for the purposes of determining Mr. Dahl’s entitlement to the 2% cash sale bonus, “Company Sale” shall only occur if any person acquires (directly or indirectly) securities of the Company representing 30% or more of the combined voting power of the Company’s then outstanding securities.

In the event the Company terminates Mr. Dahl’s employment for Cause, he will immediately forfeit any entitlement to the monthly bonus, any warrants granted under the Employment Agreement, and the 2% sale bonus.

NOTE 10 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt –  18,698,000 shares and warrants - 19,815,930 shares) at June 30, 2012 and (convertible debt – 4,418,000 shares and warrants - 13,457,333 shares) at June 30, 2011 are anti-dilutive.

NOTE 11 - SUBSEQUENT EVENTS

On July 24, 2012 the Company’s Articles of incorporation were amended to reflect an increase in authorized common shares from 150,000,000 to 200,000,000 shares. The Amendment was made after a vote of the shareholders of the Company met on July 18, 2012.

During July 2012, Chris Maggiore, a significant shareholder, invested an additional $50,000 under the terms of the Stock Subscription Agreement dated May 10, 2012 (see Note 7 – Related Party Transactions).

In July 2012, the Company received $125,000 from two current shareholders based on a subscription for 1,000,000 shares of common stock at $.125 per share.

See Note 9 – Commitments and Contingencies above for a description of the employment agreement we entered into with Mr. Dahl on August 10, 2012.

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

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals, income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our financial statements because they are affected significantly by management's judgments, assumptions and estimates.

Results of Operations for the three months ended June 30, 2012 and 2011.

Net Sales.  We had no sales during the three months ended June 30, 2012 compared to net sales of $24,110 for the three months ended June 30, 2011.  Prior period sales reflect principally revenues from the distribution of our ProAlgaZyme® product.  In the fourth quarter of 2010 we received an initial licensing fee payment of $255,000 under the terms of this exclusive distributorship agreement.  We recognized $3,750 in revenue from this licensing fee during the first quarter of 2011.  Around January 9, 2012, we notified Zus Health’s purported assignee that the distributor was in breach of contract and directed that they immediately cease any and all activities with respect to the sale or distribution of HEPI products.  We subsequently notified the distributor that the agreement was subject to termination due to these breaches. As a result, we do not expect to recognize any further sales revenue under this Agreement.

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

Cost of Sales.  We had no cost of sales during the current quarter, cost of sales of was $34,097 for the three months ended June 30, 2011.  Cost of Sales represented primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  As noted above, we have implemented a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from its algae cultures to much larger, better-financed food, dietary supplement and medical food manufacturers.  Consequently, there were no costs of sales for the period ending June 30, 2012.  All costs relating to the continued activity associated with the controlled production environment for growing the algae cultures are included in research and development expenses.

Research and Development Expenses.   For the three months ended June 30, 2012, we incurred $182,418 in research and development expenses, as compared to $72,371 for the comparable period in 2011.  These expenses are mainly comprised of costs associated with external research.  Our research and development costs will grow as we work to complete the research begun in the first quarter of 2012.  This research was initiated to further explore ProAlgaZyme®’s potential efficacy on the management of cholesterol levels.  We have identified several potential bioactive compounds, but further research aimed at isolating the compound further is expected to be completed during the second half of 2012.

Selling and Marketing Expenses. Selling and marketing expenses were $3,414 for the three months ended June 30, 2011.

As noted above, we have implemented a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from its algae cultures to much larger, better-financed food, dietary supplement and medical food manufacturers.  As such, there were no selling and marketing expenses for the period ending June 30, 2012.

General and Administrative Expenses. General and administrative expenses were $162,453 for the three months ended June 30, 2012, as compared to $69,581 for the comparable prior period.  The increase in general and administrative expense during 2012 is due primarily to the hiring of a new CEO and CFO.

Professional and Consulting Expenses. Professional and consulting expenses were $136,914 for the three months ended June 30, 2012, as compared to $112,151 for the comparable prior period.  The increase in professional and consulting expense during 2012 is due primarily to negotiations relating to the convertible debt transactions.

Results of Operations for the six months ended June 30, 2012 and 2011.

Net Sales.  We had no sales during the six months ended June 30, 2012 compared to net sales of $56,689 for the six months ended June 30, 2011.  Prior period sales reflect principally revenues from the distribution of our ProAlgaZyme® product.  In the fourth quarter of 2010 we received an initial licensing fee payment of $255,000 under the terms of this exclusive distributorship agreement.  We recognized $3,750 in revenue from this licensing fee during the first quarter of 2011.  Around January 9, 2012, we notified Zus Health’s purported assignee that the distributor was in breach of contract and directed that they immediately cease any and all activities with respect to the sale or distribution of HEPI products.  We subsequently notified the distributor that the agreement was subject to termination due to these breaches. As a result, we do not expect to recognize any further sales revenue under this Agreement.

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

Cost of Sales.  We had no cost of sales during the current quarter, compared to cost of sales of was $73,626 for the six months ended June 30, 2011.  Cost of Sales represented primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  As noted above, we have implemented a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from its algae cultures to much larger, better-financed food, dietary supplement and medical food manufacturers.  Consequently, there were no costs of sales for the period ending June 30, 2012.  All costs relating to the continued activity associated with the controlled production environment for growing the algae cultures are included in research and development expenses.

Research and Development Expenses.   For the six months ended June 30, 2012, we incurred $305,468 in research and development expenses, as compared to $179,283 for the comparable period in 2011.  These expenses are mainly comprised of costs associated with external research.  Our research and development costs will grow as we work to complete the research begun in the first quarter of 2012.  This research was initiated to further explore ProAlgaZyme®’s potential efficacy on the management of cholesterol levels.  We have identified several potential bioactive compounds, but further research aimed at isolating the compound further is expected to be completed during the second half of 2012.

Selling and Marketing Expenses. Selling and marketing expenses were $8,526 for the six months ended June 30, 2011.

As noted above, we have implemented a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from its algae cultures to much larger, better-financed food, dietary supplement and medical food manufacturers.  As such, there were no selling and marketing expenses for the period ending June 30, 2012.

General and Administrative Expenses. General and administrative expenses were $315,938 for the six months ended June 30, 2012, as compared to $182,839 for the comparable prior period.  The increase in general and administrative expense during 2012 is due primarily to the hiring of a new CEO and CFO.

Professional and Consulting Expenses. Professional and consulting expenses were $367,597 for the six months ended June 30, 2012, as compared to $311,556 for the comparable prior period.  The increase in professional and consulting expense during 2012 is due primarily to negotiations relating to the convertible debt transactions.

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

As of July 31, 2012, we had a cash balance of approximately $70,000.  We have incurred significant net losses since inception, including a net loss of $1,807,272 for the six months ended June 30, 2012. We have, since inception, consistently incurred negative cash flow from operations. During six months ended June 30, 2012, we incurred negative cash flows from operations of $948,002.  As of June 30, 2012, we had a working capital deficiency of $2,358,782 and a stockholders’ deficiency of $3,142,047.  Although we recently raised a limited amount of capital, we have an immediate and urgent need for additional capital.

During the six months ended June 30, 2012, our operating activities used $948,002 in cash, an increase of $431,995 from the comparable prior period.  The approximate $432,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $1,027,000 increase in net loss, a $63,000 increase in accounts payable, a $45,000 decrease in deferred rent, a $27,000 increase in prepaid expense, a $12,000 decrease in stock and warrants issued for services rendered (a non-cash expense), an increase of approximately $819,000 in stocks and warrants issued for finance costs and a $379,000 decrease in fair value adjustment of derivative liability (a non-cash income item), an approximately $223,000 increase in amortization of bond discount liability (a non-cash expense), a $47,000 decrease in amortization of deferred finance costs (a non-cash expense), a $22,000 increase in obligation to issue common stock, a $89,000 increase in accrued liabilities and $19,000 of depreciation (a non-cash expense).

During the six months ended June 30, 2012, our investing activities used $3,500, a $1,220 increase from the comparable prior period.

During the six months ended June 30, 2012, our financing activities generated $821,359, a $305,938 increase from the comparable prior period. The increase in cash provided by financing activities was due primarily to a $642,500 increase in proceeds from the issuance of convertible debentures, a $57,000 increase in loans payable – other, partially offset by a $322,500 decrease in proceeds from the sale of common stock and deferred finance costs of $34,958.

Although we raised a limited amount of capital during 2011 and the first half of 2012, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research program.

We estimate that we will require approximately $3,900,000 in cash over the next 12 months in order to fund our normal operations and research and development activities. HEP Investments, LLC, our senior secured lender has committed an aggregate of $2,000,000, $1,025,000 of which we have already drawn down, leaving $975,000 which is available to be drawn down.   Based on this cash requirement and availability from our senior secured lender, we have a near term need for substantial additional funding.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise capital from outside sources. If we are unable to raise the required funding, we will have to curtail our research and development and other activities, in which case, there could be a material adverse effect on our business.

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.  For the six months ended June 30, 2012, we recognized $379,315 in income for financial statement purposes based on the change in fair value of derivative liabilities as of June 30, 2012.  We may incur income or expense in future periods arising out of changes in the fair value of derivative liabilities.

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

Off-Balance Sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4. Controls and Procedures

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officers concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 6 to our Consolidated Financial Statements included in Part 1 of this report for a description of our current legal proceedings between the Company, Zus and Ceptazyme.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2012, the Company issued Convertible debentures in the principal amount of $757,000 (convertible into common stock at $.125 per share), for gross proceeds of $757,000.

On May 10, 2012, Chris Maggiore, a significant shareholder, subscribed to the acquisition of 2,400,000 units (“Units”).  Each Unit represents one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one share of Common Stock, at a per Unit price of $.125.  The aggregate purchase price of the Units is $300,000.  The Units are to be paid for as follows:  (i) 800,000 Units shall be purchased for $100,000 promptly following execution of the agreement, (ii) 800,000 Units shall be purchased for $100,000 on or before June 23, 2012 and (iii) an additional 800,000 Units shall be purchased for $100,000 on or before August 7, 2012. As of June 30, 2012, the Company had received $50,000 of the first installment of $100,000.  Subsequent to the balance sheet date, in July 2012, the Company received an additional $50,000 (see Note 11, Subsequent Events in Part I of this report).  The Company expects the remainder of the transaction to be consummated by September 30, 2012.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On August 10, 2012, the Company and Andrew Dahl entered into a new employment agreement.  See Note 9 to our Consolidated Financial Statements included in Part I of this report for a discussion of the Employment Agreement.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of Incorporation to the Articles of Incorporation of Health Enhancement Products, Inc.	*
10.1	Andrew Dahl Employment Agreement dated August 10, 2012	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

*Filed herewith

**furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: August 13, 2012

By:  /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer

List of Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of Incorporation to the Articles of Incorporation of Health Enhancement Products, Inc.	*
10.1	Andrew Dahl Employment Agreement dated August 10, 2012	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

*Filed herewith

**furnished herewith (all other exhibits are deemed filed)