Form 10-Q/A
period 2012-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2012-08-31
CIK 1101026

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Health Enhancement Products, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of Incorporation to the Articles of Incorporation of Health Enhancement Products, Inc.	*
10.1	Andrew Dahl Employment Agreement dated August 10, 2012	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101	XBRL (eXtensible Business Reporting Language)	***

*Filed with original Form 10-Q on August 14, 2012

**furnished with original Form 10-Q on August 14, 2012 (all other exhibits are deemed filed)

***XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: August 30, 2012

By:  /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer

List of Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of Incorporation to the Articles of Incorporation of Health Enhancement Products, Inc.	*
10.1	Andrew Dahl Employment Agreement dated August 10, 2012	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101	XBRL (eXtensible Business Reporting Language)	***

*Filed with original Form 10-Q on August 14, 2012

**furnished with original Form 10-Q on August 14, 2012 (all other exhibits are deemed filed)

***XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

5