Form 10-Q
period 2012-09-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2012-11-14
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes      . No   X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 103,366,488 shares of common stock, $0.001 par value, outstanding at November 6, 2012.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,287	$225,696
Deferred Finance Costs	35,812	13,722
Prepaid Expenses	19,351	10,412
Total Current Assets	62,450	249,830

PROPERTY AND EQUIPMENT, NET	36,184	83,546

OTHER ASSETS:
Definite-life intangible Assets, net	6,475	7,201
Deposits	123,762	122,917
Total Other Assets	130,237	130,118

TOTAL ASSETS	$228,871	$463,494

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$874,730	$660,663
Current portion, long term debt	-	7,682
Customer deposits	27,837	27,837
Loan Payable – Other	123,000	-
Obligation to issue common stock and warrants	331,430	307,664
Convertible Debenture Payable, less Discount of $875 at December 31, 2011
	-	84,226
Derivative Liability	823,219	528,566
Deferred Rent	59,987	96,347
Accrued Liabilities	217,411	75,349
Total Current Liabilities	2,457,614	1,788,334
LONG TERM LIABILITIES:
Convertible Debenture Payable, less Discount of $932,033 and $577,106 at September 30, 2012 and December 31, 2011, respectively
	885,567	423,393
Deferred revenue, noncurrent	235,000	235,000
Deferred rent	-	48,264
Total Long term Liabilities	1,120,567	706,657
TOTAL LIABILITIES	3,578,181	2,494,991
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized at September 30, 2012, 103,150,486 and 100,036,350 issued and outstanding at September 30, 2012 and December 31, 2011

	103,151	100,036
Additional Paid-In Capital	28,176,687	27,130,276
Accumulated deficit	(31,629,148)	(29,261,809)
Total Stockholders' Deficit	(3,349,310)	(2,031,497)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$228,871	$463,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	Months ended	Months ended	Months ended	Months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES:
Net Sales	$-	$31,898	$-	$88,587
Licensing Fee	-	3,750	-	11,250
Total Revenues	-	35,648	-	99,837

COSTS AND EXPENSES:
Cost of Sales	-	25,433	-	99,060
Selling	-	3,297	-	11,823
General and Administrative	317,728	150,179	735,666	333,021
Professional fees and Consulting expense	97,075	74,799	362,672	386,355
Research and Development	238,462	66,717	543,930	246,000

Total Costs and Expenses	653,265	320,425	1,642,268	1,076,259

LOSS FROM OPERATIONS	(653,265)	(284,777)	(1,642,268)	(976,422)

OTHER INCOME (EXPENSE):
Fair Value Adjustment of Derivative Liability
	330,323	-	709,638	-
Amortization of Bond Discount	(195,905)	(30,062)	(482,247)	(93,892)
Amortization of Deferred Finance Costs	(60,669)	(19,018)	(72,154)	(41,383)
Finance costs paid in cash	-	-	(22,950)	-
Finance costs paid in warrants, related party		(203,069)		(203,069)
Finance costs paid in stock and warrants	55,794	-	(749,185)	-
Interest expense - related party		(906)		(1,365)
Interest expense	(36,340)	(4,521)	(108,169)	(6,684)
Total Other Income (Expense)	93,203	(257,576)	(725,067)	(346,393)

NET LOSS	$(560,062)	$(542,353)	$(2,367,335)	$(1,322,815)

BASIC AND DILUTED LOSS PER SHARE
	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING

	101,786,604	97,549,401	100,679,282	95,732,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
Cash Flows for Operating Activities:
Net (Loss)	$(2,367,335)	$(1,322,815)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered	34,935	33,584
Finance costs paid in warrants, related party	-	203,069
Finance costs paid in stock and warrants	821,340	-
Amortization of deferred finance costs	12,868	41,383
Amortization of debt discount	477,948	93,892
Amortization of intangibles	726	725
Depreciation expense	50,862	50,192
Fair value adjustment of Derivative Liability	(709,638)	-
(Decrease) in deferred rent	(84,626)	(22,991)
Changes in assets and liabilities:
(Increase) in inventories	-	(5,156)
(Increase) in prepaid expenses	(8,939)	(5,683)
(Increase) in security deposits	(845)	(635)
Increase in accounts payable	214,067	153,831
Increase in customer deposits	-	2,643
(Decrease) in deferred revenue	-	(11,250)
Increase in accrued liabilities	142,060	18,769
Net Cash (Used) by Operating Activities	(1,416,577)	(770,442)

Cash Flows from Investing Activities:
Capital expenditures	(3,500)	(4,721)
Net Cash (Used) by Investing Activities	(3,500)	(4,721)

Cash Flow from Financing Activities:
Proceeds of loan payable, related party	-	85,105
Proceeds of loan payable, other	123,000	-
Payment of Deferred Finance Costs	(34,958)	-
Repayments of loan payable, related party	-	(14,000)
Proceeds of other borrowings	-	125,169
Payments of other borrowings	(7,682)	(13,582)
Proceeds from issuance of convertible debentures	732,000	134,500
Proceeds from sale of common stock and exercise of warrants	389,308	502,500
Net Cash Provided by Financing Activities	1,201,668	819,692

Increase (Decrease) in Cash	(218,409)	44,529
Cash at Beginning of Period	225,696	15,603
Cash at End of Period	$7,287	$60,132

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$3,455
Income Taxes	$-	$50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2012:

During the quarter ended March 31, 2012, the Company issued convertible debentures totaling $432,000 and recorded $332,000 in discounts on debentures.

During the quarter ended June 30, 2012, the Company issued convertible debentures totaling $300,000 and recorded $500,000 in discounts on debentures.

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

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012, or any other period.

The Company incurred net losses of $2,367,335 and $1,322,815 for the nine months ended September 30, 2012 and 2011, respectively.  In addition, the Company had a working capital deficiency of $2,395,164 and a stockholders’ deficit of $3,264,864 at September 30, 2012.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first nine months of 2012, the Company raised $732,000 in net proceeds from the issuance of convertible debentures, $123,000 from loans payable – other and $389,308 from the issuance of common stock.  Until the Company can develop a stable source of revenue from operations, the Company will be dependent on its ability to raise capital.  There can be no assurance that the Company will be able to raise additional capital.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2012 and December 31, 2011 consists of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Furniture and fixtures	$51,617	$51,617
Equipment	112,879	112,879
Leasehold improvements	151,859	148,359

	316,355	312,855
Less accumulated depreciation and amortization	(280,171)	(229,309)

	$36,184	$83,546

Depreciation and amortization was $50,862 and $50,192 for the nine months ended September 30, 2012 and 2011 respectively.

NOTE 3 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Patent applications pending	$14,501	$14,501
Less: Accumulated amortization	(8,026)	(7,300)

	$6,475	$7,201

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the 15 year estimated useful lives of the assets, with no residual value. Amortization expense for the nine months ended September 30, 2012 and 2011 was $726 and $725, respectively. The Company estimates that amortization expense for existing assets for each of the next five years will be approximately $1,000 per year.

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

As of December 5, 2011, the Lender advanced the Company $600,000, consisting of $500,000 in cash and $100,000 previously advanced by the Lender in connection with a transaction previously disclosed in a Current Report on Form 8-K dated September 12, 2011.   The Lender has agreed to advance the remaining $1,400,000 in $250,000 increments (final increment of $150,000) upon request of the Company’s CEO, subject to satisfaction of certain conditions.  In addition, the Company has agreed to (i) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision), expiring September 30, 2016 and (ii) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $2,000,000 called for by the Loan Agreement.

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

The Company recorded a debt discount of $500,000 against this Loan.  In addition, the Company recorded a derivative liability of $552,988.  This represents the future value of the stock to be issued under the terms of the convertible debt.  We valued this stock utilizing the Black-Scholes method of valuation relying on the following assumptions:  volatility 151.45%, annual rate of dividends 0% and a risk free interest rate of .27%.  In the fourth quarter of 2011, the Company recognized other income of $24,422 representing the change in fair value of this derivative liability.  We marked this derivative liability to fair value at December 31, 2011 utilizing the Black-Scholes method of valuation relying on the following assumptions:  volatility 151.49%, annual rate of dividends 0%, and a risk free rate of .25%.

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

In addition, the Company has agreed to issue the Lender warrants to purchase an aggregate of 833,333 shares of common stock at an exercise price of $.12 per share, for a term of three years (assuming funding of the full $500,000).  The Warrants are issuable to the Lender pro rata based on the amount invested in relation to the total investment amount (about 166,667 warrants per $100,000 invested). Amounts advanced under the 2012 Note (i) are secured on a subordinated basis by all the Company’s assets, (ii) are convertible into the Company’s restricted common stock at $.12 per share, (iii) bear interest at the rate of 11% per annum (payable on the first and second anniversary of the 2012 Note (unless earlier paid off), in cash or stock, at the Company’s option), and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the 2012 Note (January 2, 2014). The 2012 Note may be prepaid upon thirty days written notice, provided that in the event of prepayment, the Company must pay the Lender an additional 5% of the outstanding principal amount. The Company has agreed to pay the following aggregate fees to Oxford Holdings, LLC in connection with the Loan transaction (assuming funding of the full $500,000): (i) finder’s fees of approximately $27,600 in cash, (ii) warrants to purchase 200,000 shares of common stock at an exercise price of $.15 per share for a term of two years, and (iii) a $15,000 non-accountable expense allowance.  In addition, the Company has paid Venture Group $10,000 for payment of the Venture Group’s legal fees.

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

During the second quarter of 2012, HEP Investments advanced the Company an additional $325,000 pursuant to its previously disclosed agreement to invest up to $2,000,000 in convertible notes.  The Company recorded a deferred debt discount in the amount of $500,000, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants in accordance with ASC standards (the debt discount calculation was inclusive of investments made in the fourth quarter of 2011 and the first quarter of 2012). The Company valued the beneficial conversion feature and recorded the amount of $445,147 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($54,853) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. We valued these transactions utilizing the Black-Scholes method of valuation relying on the following assumptions:  volatility of 140.93%-143.36%, annual rate of dividends 0% and a risk free interest rate of .25%. In connection with the $325,000 in convertible notes, the Company recorded non-cash finance charges of $16,575 during the three months ended June 30, 2012

During the three months ended June 30, 2012, 1% Convertible Debentures in the amount of $37,600 that matured, as well as $70,000 in 1% Convertible Debentures that were due to mature in the third and fourth quarter were extended by a noteholder and significant shareholder of the Company.  Under the terms of the extension agreement the notes will all be extended by two years from their original maturity date. The extensions were requested by the noteholder for no consideration. These modifications were not considered significant under ASC standards.

During the third quarter of 2012, HEP Investments advanced the Company an additional $42,000 pursuant to its previously disclosed agreement to invest up to $2,000,000 in convertible notes.

Amortization of the debt discount on the remaining notes was $477,948 for the nine months ended September 30, 2012.

Convertible debt consists of the following:
	September 30, 2012	December 31, 2011
	(Unaudited)
1% Convertible notes payable, net of unamortized discount of $56,168 and $98,814 respectively, due at various dates ranging from January 2014 to November 2014	$429,432	$386,786

11% Convertible note payable, net of unamortized discount of $656,377 and $479,167, respectively, due in December 2013	343,623	120,833

11% Subordinated Convertible note payable, net of unamortized discount of $219,489 and $0, respectively, due in January 2014	112,511	0
	885,567	507,619
Less: Current portion	0	84,226
Long term portion	$885,567	$423,393

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

During the third quarter ended September 30, 2012 the Company was obligated to issue an additional 12,300 shares valued at $2,091 to certain investors for which we recorded an additional liability.

As of September 30, 2012 the total amount of shares to be issued was 1,705,120 shares at a total value of $331,430.

NOTE 6 – DEFERRED REVENUE

On September 2, 2010, the Company entered into a multi-year exclusive worldwide License Agreement (“License Agreement”) for its ProAlgaZyme ® product (“Product”) with a distributor of health and nutritional products, Zus Health, LLC (“Zus”).  Under the terms of the License Agreement, Zus had the exclusive right to distribute the Product to customers and distributors worldwide, excluding pharmaceutical applications and food, supplement and medicinal ingredient applications outside of multi-level, network or affiliate marketing (“MLM”). On January 9, 2012, we notified the sole known representative of the exclusive distributor that we had determined that Zus and its purported assignee, Ceptazyme, LLC (“Ceptazyme”) committed multiple breaches of its License Agreement, and that both Zus and Ceptazyme must immediately cease any and all activities with respect to the sale or distribution of HEPI products.  The Company had received a payment of $255,000, as provided in the License Agreement, for the exclusive distribution rights. The Company filed a lawsuit in Michigan against Zus and Ceptazyme on January 9, 2012, alleging breach of contract. Subsequently, Ceptazyme filed suit in Utah against the Company on January 24, 2012, also alleging breach of contract. Until this matter is resolved, the Company has classified the remaining $235,000 as Deferred Revenue, noncurrent.

NOTE 7 - RELATED PARTY TRANSACTIONS

Stock Subscription Agreement

On May 10, 2012, Chris Maggiore, a significant shareholder, subscribed to the acquisition for 2,400,000  Units, each Unit comprised of one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one share of Common Stock, at a per Unit price of $.125.  The aggregate purchase price of the Units is $300,000.  The warrants will be exercisable at $.125 per share and expire in three (3) years from the date of issuance.

The Units are to be paid for as follows:  (i) 800,000 Units shall be purchased for $100,000 promptly following execution of the agreement, (ii) 800,000 Units shall be purchased for $100,000 on or before June 23, 2012 and (iii) an additional 800,000 Units shall be purchased for $100,000 on or before August 7, 2012.  As of September 30, 2012, the Company received $159,308 under this arrangement.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 200,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2012, at an exercise price of $.12 per share.  The warrants have a term of three years and vested as follows: 50,000 vested on the grant date, 50,000 vested on April 1, 2012, 50,000 vested on July 1, 2012, and the remaining 50,000 shall vest on October 1, 2012.  The warrants vested during the three quarters ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively. The warrants were valued at $21,442 using the Black Scholes pricing model relying on the following assumptions: volatility 125.11%; annual rate of dividends 0%; discount rate 0.33%.

As compensation for joining the board of directors in June of 2012, the Company granted warrants to purchase 50,000 shares of common stock to Brian Young.  The warrants were granted with an exercise price of $.12 per share, have a term of three years and vested or will vest as follows: 12,500 vested on the grant date, 12,500 vested on September 30, 2012, and the remaining 25,000 will vest in pro rata on December 31, 2012 and March 31, 2013.  The warrants were valued at $8,858 using the Black Scholes pricing model relying on the following assumptions: volatility 114.66%; annual rate of dividends 0%; discount rate 0.25%.  In addition, Mr. Young will receive $10,000 for each annual term served, paid quarterly.

A summary of the status of the Company’s warrants is presented below.

	September 30, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	20,413,430	$ 0.19	15,856,999	$ 0.17

Issued	446,447	0.12	11,055,097	0.16

Exercised	-		(2,740,000)	0.09

Expired	(5,300,000)	0.23	(3,758,666)	0.11

Outstanding, end of period	15,559,877	$ 0.18	20,413,430	$ 0.19

Warrants outstanding and exercisable by price range as of September 30, 2012 were as follows:

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual	Exercise		Average
Range of	Number	Life in Years	Price	Number	Exercise Price

$ .10	70,000	0.03	$ 0.10	70,000	$.10
0.12	162,500	2.44	0.12	162,500	0.12
0.125	7,164,044	1.98	0.125	7,164,044	0.125
0.15	3,423,333	1.02	0.15	3,423,333	0.15
0.225	600,000	1.11	0.225	600,000	0.225
0.25	3,625,000	0.92	0.25	3,625,000	0.25
0.50	515,000	0.24	0.50	515,000	0.50

	15,559,877	1.52		15,559,877	$ 0.176

NOTE 9- COMMITMENTS AND CONTINGENCIES

Employment Agreement

On August 10, 2012, the Company and Andrew Dahl entered into a new employment agreement (the “Employment Agreement”).  Under the terms of the Employment Agreement, he will continue to will be CEO from the effective date of the agreement until December 16, 2013, with automatic renewal for successive one year terms, unless either party terminates the Employment Agreement on sixty days’ notice prior to the expiration of the initial term or any renewal term of the agreement.  Pursuant to the employment agreement, Mr. Dahl will receive an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of our revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  Finally, upon the effective date of the Employment Agreement, the Company granted Mr. Dahl warrants with an exercise price of $.25 per share which shall vest and become exercisable, upon the attainment of specified milestones as follows: (1) warrants to purchase 500,000 shares shall vest upon identification of bio-active agents in our product and filing of a patent with respect thereto, (2) warrants to purchase 500,000 shares shall vest upon the Company entering into a contract under which we receive at least $500,000 in cash payments, (3) warrants to purchase 1,000,000 shares shall vest upon us entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), (4) warrants to purchase 1,000,000 shares shall vest upon us entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), and (5) warrants to purchase 1,000,000 shares shall vest upon our entering into a pharmaceutical development agreement.  Additionally, upon the effective date of the Employment Agreement, the Company granted Mr. Dahl warrants to purchase 1,000,000 shares at an exercise price of $.25 per share, which shall only vest and become exercisable if the Company terminates Mr. Dahl without Cause on or before December 16, 2012. If Mr. Dahl remains employed with the Company after December 16, 2012, such warrants will be immediately forfeited.

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

In the event the Company’ terminates Mr. Dahl’s employment for Cause, he will immediately forfeit any entitlement to the monthly bonus, any warrants granted under the Employment Agreement, and the 2% sale bonus.

NOTE 10 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt –  18,698,000 shares and warrants - 15,559,877 shares) at September 30, 2012 and (convertible debt – 5,512,956 shares and warrants – 17,657,333 shares) at September 30, 2011 are anti-dilutive.

NOTE 11 - SUBSEQUENT EVENTS

In October 2012, HEP Investments advanced the Company an additional $102,000.

In October 2012, the Company received $25,000 from an investor based on a subscription for 200,000 shares of common stock and 20,000, 3 year, $.125 per share common stock warrants at a unit price of $.125 per unit.

In November 2012, the Company received $2,000 from an investor based on a subscription for 16,000 shares of common stock and 1,600, 3 year, $.125 per share common stock warrants at $.125 per unit.

On October 10, 2012 the Company received a notice of Default on the facility located at 15610 North 83rd Way, Scottsdale, Arizona. On October 25, 2012, the Company received notice that the lease had been terminated.  In connection with the early termination of this lease, the Company agreed with the Landlord to pay $55,557, with payments of $5,000 per month until the liability is paid.   The facility was vacant.  It was planned to move the Company’s dedicated laboratory facilities from the current facility to this facility.  The Company is currently exploring other options.

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

Results of Operations for the three months ended September 30, 2012 and 2011.

Net Sales.  We had no sales during the three months ended September 30, 2012 compared to net sales of $31,898 for the three months ended September 30, 2011.  Prior period sales reflect principally revenues from the distribution of our ProAlgaZyme® product.  In the fourth quarter of 2010 we received an initial licensing fee payment of $255,000 under the terms of this exclusive distributorship agreement.  We recognized $3,750 in revenue from this licensing fee during the third quarter of 2011.  Around January 9, 2012, we notified Zus Health’s purported assignee that the distributor was in breach of contract and directed that they must immediately cease any and all activities with respect to the sale or distribution of HEPI products.  We subsequently notified the distributor that the agreement was subject to termination due to these breaches. As a result, we do not expect to recognize any further sales revenue under this Agreement.

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

Cost of Sales.  We had no Cost of Sales during the current quarter, Cost of Sales of was $25,433 for the three months ended September 30, 2011.  Cost of Sales represented primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for growing the algae cultures that constitute the source of the biological activity of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  As noted above, we have implemented a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from its algae cultures to much larger, better-financed food, dietary supplement and medical food manufacturers.  Consequently, there were no costs of sales for the period ending September 30, 2012.  All costs relating to the continued activity associated with the controlled production environment for growing the algae cultures are included in research and development expenses.

Research and Development Expenses.   For the three months ended September 30, 2012, we incurred $238,462 in research and development expenses, as compared to $66,717 for the comparable period in 2011.  These expenses are mainly comprised of costs associated with external research.  Our research and development costs will grow as we work to complete the research begun in the first quarter of 2012.  This research was initiated to further explore ProAlgaZyme®’s potential efficacy on the management of cholesterol levels.  We have identified several potential bioactive compounds, but further research aimed at isolating the compound further is expected to be completed during the first half of 2013.

Selling and Marketing Expenses. Selling and marketing expenses were $3,297 for the three months ended September 30, 2011.

As noted above, we have implemented a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from its algae cultures to much larger, better-financed food, dietary supplement and medical food manufacturers.  As such, there were no selling and marketing expenses for the period ending September 30, 2012.

General and Administrative Expenses. General and administrative expenses were $317,728 for the three months ended September 30, 2012, as compared to $150,179 for the comparable prior period.  The increase in general and administrative expense during 2012 is due primarily to the hiring of a new CEO and CFO.

Professional and Consulting Expenses. Professional and consulting expenses were $97,075 for the three months ended September 30, 2012, as compared to $74,799 for the comparable prior period.  The increase in professional and consulting expense during 2012 is due primarily to the engaging on a contract basis the Chief Science Officer and a Director of Business Development.

Results of Operations for the nine months ended September 30, 2012 and 2011.

Net Sales.  We had no sales during the nine months ended September 30, 2012 compared to net sales of $88,587 for the nine months ended September 30, 2011.  Prior period sales reflect principally revenues from the distribution of our ProAlgaZyme® product.  In the fourth quarter of 2010 we received an initial licensing fee payment of $255,000 under the terms of this exclusive distributorship agreement.  We recognized $11,250 in revenue from this licensing fee during the nine months of 2011.  Around January 9, 2012, we notified Zus Health’s purported assignee that the distributor was in breach of contract and directed that they must immediately cease any and all activities with respect to the sale or distribution of HEPI products.  We subsequently notified the distributor that the agreement was subject to termination due to these breaches. As a result, we do not expect to recognize any further sales revenue under this Agreement.

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

Cost of Sales.  We had no Cost of Sales during the nine months ended September 30, 2012, compared to Cost of Sales of was $99,060 for the nine months ended September 30, 2011.  Cost of Sales represented primarily costs related to raw materials, labor and the laboratory and controlled production environment necessary for the growing of the algae cultures that constitute the source of the biological activity of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  As noted above, we have implemented a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from its algae cultures to much larger, better-financed food, dietary supplement and medical food manufacturers.  Consequently, there were no costs of sales for the period ending September 30, 2012.  All costs relating to the continued activity associated with the controlled production environment for growing the algae cultures are included in research and development expenses.

Research and Development Expenses.   For the nine months ended September 30, 2012, we incurred $543,930 in research and development expenses, as compared to $246,000 for the comparable period in 2011.  These expenses are mainly comprised of costs associated with external research.  Our research and development costs will grow as we work to complete the research begun in the first quarter of 2012.  This research was initiated to further explore ProAlgaZyme®’s potential efficacy on the management of cholesterol levels.  We have identified several potential bioactive compounds, but further research aimed at isolating the compound further is expected to be completed during the first half of 2013.

Selling and Marketing Expenses. Selling and marketing expenses were $11,823 for the nine months ended September 30, 2011.

As noted above, we have implemented a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from its algae cultures to much larger, better-financed food, dietary supplement and medical food manufacturers.  As such, there were no selling and marketing expenses for the period ending September 30, 2012.

General and Administrative Expenses. General and administrative expenses were 735,666 for the nine months ended September 30, 2012, as compared to $333,021 for the comparable prior period.  The increase in general and administrative expense during 2012 is due primarily to the hiring of a new CEO and CFO, increased rent, and increased insurances.

Professional and Consulting Expenses. Professional and consulting expenses were $362,672 for the nine months ended September 30, 2012, as compared to $386,355 for the comparable prior period.  The decrease in professional and consulting expense during 2012 is due primarily a reduction in consulting expense.

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

As of November 6, 2012, we had a cash balance of approximately $36,000.  We have incurred significant net losses since inception, including a net loss of $2,367,335 for the nine months ended September 30, 2012. We have, since inception, consistently incurred negative cash flow from operations. During nine months ended September 30, 2012, we incurred negative cash flows from operations of $1,416,577.  As of September 30, 2012, we had a working capital deficiency of $2,395,164 and a stockholders’ deficiency of $3,349,310.  Although we recently raised a limited amount of capital, we have an immediate and urgent need for additional capital.

During the nine months ended September 30, 2012, our operating activities used $1,416,577 in cash, an increase of $646,135 from the comparable prior period.  The approximate $646,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $1,045,000 increase in net loss, a $60,000 increase in accounts payable, a $62,000 decrease in deferred rent, an increase of approximately $732,000 in stocks and warrants issued for finance costs (a non-cash expense), $823,000 increase in fair value adjustment of derivative liability (a non-cash income item), an approximately $384,000 increase in amortization of bond discount liability (a non-cash expense), a $28,000 decrease in amortization of deferred finance costs (a non-cash expense), a $123,000 increase in accrued liabilities.

During the nine months ended September 30, 2012, our investing activities used $3,500 in cash, a decrease of $1,221 from the comparable prior period, primarily related to initiating and protecting our patent position.

During the nine months ended September 30, 2012, our financing activities generated $1,201,668, a $381,976 increase from the comparable prior period. The increase in cash provided by financing activities was due primarily to a $597,500 increase in proceeds from the issuance of convertible debentures, a $52,000 increase in loans payable, offset by a decrease of $119,000 of net proceeds from other borrowings, a decrease of $113,000 in proceeds from common stock and exercise of warrants and payments of $35,000 in deferred finance costs.

Although we raised a limited amount of capital during 2011 and the first nine months  of 2012, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research program.

We estimate that we will require approximately $3,900,000 in cash over the next 12 months in order to fund our normal operations and research and development activities. HEP Investments, LLC, our senior secured lender has committed an aggregate of $2,000,000, $1,066,000 of which we have already drawn down, leaving $934,000 which is available to be drawn down.   Based on this cash requirement and availability from our senior secured lender, we have a near term need for substantial additional funding.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise capital from outside sources. If we are unable to raise the required funding, we will have to curtail our research and development and other activities, in which case, there could be a material adverse effect on our business.

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.  For the nine months ended September 30, 2012, we recognized $709,638 in income for financial statement purposes based on the change in fair value of derivative liabilities as of September 30, 2012.  We may incur income or expense in future periods arising out of changes in the fair value of derivative liabilities.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officers concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2012, the Company issued Convertible debentures in the principal amount of $732,000 (convertible into common stock at $.125 per share), for gross proceeds of $732,000.

On May 10, 2012, Chris Maggiore, a significant shareholder, subscribed to the acquisition of 2,400,000 units (“Units”).  Each Unit represents one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one share of Common Stock, at a per Unit price of $.125.  The aggregate purchase price of the Units is $300,000.  The Units are to be paid for as follows:  (i) 800,000 Units shall be purchased for $100,000 promptly following execution of the agreement, (ii) 800,000 Units shall be purchased for $100,000 on or before June 23, 2012 and (iii) an additional 800,000 Units shall be purchased for $100,000 on or before August 7, 2012. As of September 30, 2012, the Company had received $159,308 of the $300,000.

The Company expects the remainder of the transaction to be consummated by December 31, 2012.

During the nine months ended September 30, 2012, seven current shareholders subscribed to the acquisition of 1,840,000 units (“Units”).  Each Unit represents one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one share of Common Stock, at a per Unit price of $.125.  The aggregate purchase price of the Units was $230,000.

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

None.

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

Date: November 12, 2012

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