Form 10-Q/A
period 2012-09-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2012-11-19
CIK 1101026

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Health Enhancement Products, Inc. for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

The Registrant is relying on the order contained in Securities Exchange Act 1934 Release No. 68224, dated November 14, 2012. The Registrant was unable to file its XBRL version of this form 10Q on a timely basis because Hurricane Sandy affected the Registrant’s Independent Auditors.

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

*Filed with original Form 10-Q on November 14, 2012

**furnished with original Form 10-Q on November 14, 2012 (all other exhibits are deemed filed)

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

Date: November 19, 2012

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

**Filed with original Form 10-Q on November 14, 2012

***furnished with original Form 10-Q on November 14, 2012 (all other exhibits are deemed filed)

****XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

4