Form 10-K
period 2012-12-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2013-03-25
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes      . No  X .

The aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2012 by non-affiliates of the issuer was $17,364,153 based on the closing price of the registrant’s common stock on such date.

As of March 1, 2013, there were 105,338,927 shares of $.001 par value common stock issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,  will, should, could, would, expects, plans, anticipates, believes, estimates, projects, predicts, potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.  Business.

General

We were incorporated under the laws of the State of Nevada on March 28, 1983, under the name of “L. Peck Enterprises, Inc.” On May 27, 1999, we changed our name to “Western Glory Hole, Inc.”.  From 1990 until October 2003, we had no business operations; we were in the development stage and were seeking profitable business opportunities.  On October 30, 2003, we acquired 100% of the outstanding shares of Health Enhancement Corporation (HEC) in exchange for 9,000,000 of our post-split shares, making HEC our wholly-owned subsidiary. In connection with this transaction, we changed our name to Health Enhancement Products, Inc. (HEPI).

We acquired HEC because we believed it had the material necessary for the production of ProAlgaZyme® a freshwater infusion derived from a unique algae culture. We had established a manufacturing plant, which consisted of a laboratory and production facility, and hired production staff. Since establishing production, we attempted to sell the product through a variety of channels as a human dietary supplement.

In January 2007, we established HEPI Pharmaceuticals, Inc. as our wholly owned subsidiary (HEPI Pharma). The purpose of HEPI Pharma was to develop potential pharmaceutical applications for our primary product, ProAlgaZyme® (PAZ).

Our new management team, in place since December 2011, determined our sole focus for the near term was to move forward with a research-based product development program.  Over the course of 2012, we engaged fully in such activities, all as more fully explained herein.  Prior to this, we sold the branded ProAlgaZyme product in both the retail and wholesale markets. Having suspended the business of selling the branded ProAlgaZyme product at the start of 2012, we are implementing a business model under which we would derive future income from licensing and selling natural bioactive ingredients that may be derived from or are initially based on ProAlgaZyme® algae cultures. We expect that these planned new products will likely be sold to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will likely be made by contracted ingredient manufacturers and then sold by us to animal food, dietary supplement and medical food processors and/or name-brand marketers.

In December, 2011, we entered into a capital funding agreement with HEP Investments, LLC, a Michigan entity that agreed to lend the Company $2,000,000 in return for convertible notes. Through March 5, 2013, we had received $1,648,592 of the aggregate $2 million commitment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As a condition to the funding, the Lender required that a new management team be retained. Following the retention of new management, the Company moved its administrative and management functions to Michigan. The Arizona operation will be devoted entirely to culture production and maintenance.

In January of 2012, we entered into an additional $500,000 funding agreement (as convertible notes) with Venture Group Investments, LLC, a Maryland entity.  Through March 5, 2013, we had received $389,000 of the aggregate $500,000 commitment.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As noted above, beginning in 2012, we implemented a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from ProAlgaZyme®’s algae cultures to animal, food, dietary supplement and medical food manufacturers.

The marketing and sale of all future products is subject to compliance with applicable regulations. Based on the findings from ongoing research, we intend to approach potential customers in the following market verticals.  The products described throughout this document are still in the development stage, and subject to development risk.

Animal Supplement

A 2007 pilot study in dairy cows indicated that the Company’s algal culture may be effective in fending off the onset of bovine mastitis – a condition that effectively stops milk production. According to the National Mastitis Council, the condition affects 10% of the U.S. dairy herd at any one time, costing producers approximately $1,100 per case. In the U.S. alone, production losses are near $3 billion.

The Company intends to move on three related fronts – bringing an algal feed ingredient to market in the United States by amplifying the algae culture; producing a bovine dietary supplement for global consumption outside the U.S.; and, licensing the isolated bioactive molecules to a pharmaceutical or drug development company for synthetic development as a prescribed drug for production animal applications.

The veterinarian who conducted the HEPI dairy cow study believes that the same autoimmune effect can be used to combat bovine respiratory disease (BRDC), also known as shipping fever. BRDC typically occurs when beef cattle are shipped from the ranch to the feedlot prior to processing. According to the American Association of Beef Producers, beef producers attribute a 30% loss in weight to BRDC – a $10 billion problem in the U.S. alone. The Company is planning to conducti a field study with amplified algae culture.

A 2008 pilot study in dogs indicated that the Company’s algal culture may be effective in relieving the symptoms of rheumatoid arthritis and soreness from overexertion. That same experiment with amplified algae culture can be repeated in dogs with a relatively rapid release to production and sales. According to the Nutrition Business Journal the canine joint-health dietary supplement market segment tops $360 million in the U.S. alone. Estimates for the world market may be substantially higher, but estimates are difficult to obtain. The Company intends to sell its product as an exclusive ingredient to larger, well-established and profitable brand-names in the pet industry, negotiating an upfront license fee.

With all of the above, the isolated bioactive molecules found in the amplified algae product can be licensed to a pharmaceutical company for development as a synthetic prescription drug. The Company expects that the process of developing and testing such a drug could take years.  Therefore, as is common practice, the Company intends to negotiate a reasonable upfront licensing fee, milestone payments and finally a steady stream of royalties in the future. The other revenue streams generated by feed and supplement sales may begin to be realized in 2013.

Functional Food Ingredient

According to NutraIngredients-USA, functional foods, or health foods, represent an estimated $20 billion business in the US and a $40 billion business in Europe. The Middle East, although significantly smaller, is growing at a rate of 12-14% annually, followed closely by the newly-affluent in China and India. These foods typically are processed products that contain one or more staple foods augmented with a variety of performance-enhancing ingredients.

We intend to enter the food market with a healthy cholesterol ingredient as soon as it clears necessary regulatory hurdles. The timeframe is difficult to predict because of capital funding issues.  In the best case scenario, we would be able to conduct a safety study in roughly 90 days and a GRAS self-affirmation in another 90 days, which would allow us to begin marketing licenses for its bioactive compaounds or algal biomass.  In this connection, we plan to pursue licensing agreements and contract out the production of our natural compounds whenever possible. This will allow the Company to scale-up production rapidly in anticipation of market demand. Companies that have been attempting to market a healthful beverage would be able to integrate the ingredient into one or more of their product lines and, subject to further testing and compliance with applicable regulations, promote the benefits of healthy cholesterol balance.

In tandem, we intend to enter the food market with a healthy joint/muscle recovery ingredient as soon as it clears the necessary regulatory hurdles. Once again, the timeframe is difficult to predict because of the uncertainty in attracting capital.  We are required to conduct at least one (1) more human safety study in order to convene a scientific review panel and seek GRAS (Generally Regarded As Safe) self-affirmation or submit an NDI (New Dietary Ingredient) application prior to market introduction.

Dietary Supplement & Nutraceutical

The success of pomegranate extract, Omega-3 fish oil, resveratrol, saw palmetto and similar supplements attests to the American public’s obsession with ‘natural’ products. The dietary supplement business is a $28 billion industry in the U.S. alone, and twice that the world over.

Rather than attempting to market a potential cholesterol related bioactive as a branded nutraceutical or supplement, we will endeavor to private-label the compound for larger, established marketers and retailers. If we are able to accomplish this, we believe this is a more efficient use of capital and resources while still retaining control of the intellectual property, the manufacturing process and pricing decisions. We do not intend to be placed in a position where our premier product application is commoditized and we must compete on price.

Medicinal Food

Doctors prescribe medicinal foods prior to, during or after various medical procedures, including surgery, chemotherapy, radiation therapy and physical therapy. At times, medicinal foods are used to augment the effects of prescription drugs. These medicinal foods are expensive and typically reimbursed by health insurers.

We believe that this area has potential for us if we can demonstrate that various properties of the algal extract can be isolated and produced as a medicinal food or beverage prescribed by physicians. This is an FDA-regulated sector, but the standards are less stringent than pharmaceutical applications.  Once again, under our new business model, if we are able to produce a commercial product in this area, we will endeavor to enter into a private-label arrangement with a larger strategic partner to produce and distribute this product application.

Pharmaceuticals

We believe that we may be able to pursue prescription drug applications for our product. However, the process for developing a new prescription drug is costly, complex and time-consuming. It is an undertaking well beyond our current reach and one that may take years to achieve. We will likely seek a partnership with a co-developer that will share in the risk and expense of the initial development process, and then share in any royalties resulting from the licensing or sale of any synthetic molecule and its homologs we are able to develop and license.

Corporate Communications

We continually update our website: www.health-enhancement-products.com and provide a toll free number (888) 871-6903. The content of our website is not a part of this Annual Report on form 10-K and should not be construed as such. A corporate information officer will be made available to investors and other interested parties at some point during 2013.

Competition

Generic dietary supplements and functional food ingredients such as vitamins, Omega-3 and antioxidants are made and marketed in a fiercely competitive, price-sensitive market environment. Proprietary products offered by some marketers are often dogged by unsubstantiated claims of product efficacy or present potential product safety issues, which in turn draw the attention of regulators. The optimal position for a supplement and ingredient maker is when pricing power can be exerted through well-protected intellectual property and further backed by well-documented safety and efficacy claims.

We believe that our primary competition comes from innovators in food technology such as DSM-Martek, Cognis, ConAgra, Cargill and Nestle, each of which have active M&A efforts, large scientific staffs and generous R&D budgets to develop supplements and ingredients for a wide range of applications. However, we intend to approach these very same competitors as potential strategic partners, in order to leverage their specific expertise in certain food and supplement categories where a mutually beneficial relationship can be struck.  There can be no assurance that this strategy will be effective.

With respect to animal health,, the companion animal dietary supplement segment, and specifically joint health,  is made up almost exclusively of chondroitin/glutathione supplements, which have dominated that segment for more than a decade. This $360 million segment represents a potentially lucrative opportunity to introduce a completely new product if we are able to demonstrate superior benefits and produce a product at a comparable price.

Further, the animal health market as it pertains to mastitis in dairy cows, and specifically feed ingredients that exhibit beneficial properties, has been largely in the realm of yeast-based products. Only recently has there been a focus on algae-based alternatives, as promoted by Alltech with its $200 expansion of an algae facility in Kentucky. In the U.S., feed ingredients cannot be promoted using any form of health claim, and dietary supplements for production animals are non-existent. However, outside the U.S., the use of dietary supplements is widespread, and we intend to market our refined ingredients to a worldwide market in partnership with a global brand name.

Raw Materials & Feedstock

We own the microbial mixture, including algae, from which ProAlgaZyme® is derived, and these source materials are held in growing environments at our facility and elsewhere. We are using these materials for research and development purposes only.  Other raw materials used in the proprietary production process for ProAlgaZyme® are readily available commercially, and we do not believe that there is any risk of interruption or shortage of supply of these materials.  We have also contracted a well-known research facility where we have cryopreserved a broad sampling of our cultures.

Dependence on Customers

As discussed above, we have readjusted the business model to focus in the near term on research and development in order to license our product and technology to third parties.  At this time, there are no customers providing any revenue.

Production

We produce ProAlgaZyme® directly, using dedicated laboratory facilities at our own premises and with qualified technical staff.  At this time, we are only manufacturing the product for purposes of research and development programs that are currently underway.

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

•

PROALGAZYME® (Reg. No. 3,229,753) which registered on April 17, 2007. This trademark's registration will remain in force for six years from the registration date and then can be renewed for additional 5 and then 10 year periods.

We also have an allowed pending trademark application for “HEPI BIOSCIENCE” and a Community trademark in Europe for “PROALGAZYME".  We may have other common law rights in other trademarks, trade names, service marks, and the like which will continue as long as we use those respective marks.

The following files have issued as patents, await examination or are in process:

Title	Country	Patent/Application Number	Status
Composition and Use of Phyto-percolate For Treatment of Disease	U.S.	7,807,622	Issued Patent
Composition and Use of Phyto-percolate For Treatment of Disease	Australia	2006320264	Examiner’s Report Issued, Application must be in condition for acceptance by 5/12/13
Composition and Use of Phyto-percolate For Treatment of Disease	Canada	2,631,773	Examination requested
Composition and Use of Phyto-percolate For Treatment of Disease	European Union	6758513.3	Examination in progress, response to Examiner’s Report issued
Composition and Use of Phyto-percolate For Treatment of Disease	U.S.	12/897,574	Awaiting Examination
Composition and Method For Affecting Cytokines and NF-κB	U.S.	12/947,684	Second Office Action received, final deadline for response of 3/20/13
Composition and Method For Affecting Cytokines and NF-κB	Canada	2,780,144	Awaiting Examination
Composition and Method For Affecting Cytokines and NF-κB	European Union	10830908.9	Awaiting Examination
Composition and Method For Affecting Cytokines and NF-κB	Japan	2012-539974	Request for examination due 11/16/13
Composition and Method For Affecting Cytokines and NF-κB	Brazil	BR 11 2012 011678 9	Request for examination due 11/16/13
Composition and Use of Phyto-percolate For Treatment of Disease	U.S.	12/067,735	Second Office Action received, response entered 4/22/13
Method of Cholesterol Regulation	PCT	PCT/US11/ 25713	National Phase entered 8-22-12 (US, JP, MX) National Phase entered 9-22-12 (EP) Canada extended National Phase DDD 8-22-13
Agents and Mechanisms for Treating Hypercholesterolemia	Japan	SN 2012-554091	Examination requested
Agents and Mechanisms for Treating Hypercholesterolemia	Mexico	SN a/2012/009678	Examination requested
Agents and Mechanisms for Treating Hypercholesterolemia	U.S.	SN 13/580,471	Examination requested
Agents and Mechanisms for Treating Hypercholesterolemia	European Union	SN 11745434.8	Examination requested

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

The FDA is responsible for the oversight of all foods (including dietary supplements), drugs, cosmetics and medical devices in the United States.  To the extent that we manufacture finished product(s) for sale to consumers (and in certain other limited circumstances where we sell our product as an ingredient), FDA regulations require us to comply with current good manufacturing practice (cGMP) regulations for the preparation, packing and storage of dietary supplements.  This is a complex series of regulations that have posed significant compliance challenges to the supplement industry.   To the extent that we supply our product(s) as ingredients for the use in foods or nutraceuticals, we would be required to comply with cGMP regulations for foods, as well as the provisions of the Food Safety Modernization Act of 2011 which require all companies involved in the production of food and food ingredients to develop and implement a Hazard Analysis and Critical Control Point (HACCP) program.

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

The FTC, which exercises jurisdiction over the advertising of our product, has for years instituted enforcement actions against companies marketing supplements for alleged false, misleading or unsubstantiated advertising of some of their products.  The FTC has specific guides for advertising claim substantiation as well as for the use of testimonials.  As a general matter, companies making health related claims for their products or ingredients are required to possess well designed human clinical studies supporting such claims at the time they are made.  Enforcement actions have often resulted in consent decrees and significant monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials which we have and may in the future utilize.

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

California Proposition 65

California’s Safe Drinking Water and Toxic Enforcement Act of 1986, also known as Proposition 65, provides that no person in the course of doing business shall knowingly discharge or release a chemical known to the state to cause cancer or reproductive toxicity into water or into land where such chemical passes or probably will pass into any source of drinking water, without first giving clear and reasonable warning.  Among other things, the statute covers all consumer goods (including foods) sold in the State of California.  Prop. 65 allows private enforcement actions (sometimes called “bounty hunter” actions).  Reports indicate that over 100 such actions have been commenced annually over the past 3 years against companies in the nutraceutical industry (e.g., lead content of calcium, lead content of ginseng, PCB in fish oil) alleging that their products are contaminated with heavy metals or other compounds that would trigger the warning requirements of the Act.  While we take appropriate steps to ensure that our products are in compliance with the Act, given the nature of this statute and the extremely low tolerance limits it establishes (well below federal requirements), there is a risk that we, our contracted producer or a licensee could be found liable for the presence of miniscule amounts of a prohibited chemical in our product.  Such liability could be significant.

General

To the extent dictated by our research partners, we will produce research-only feedstock for chemical analysis, safety studies and efficacy studies compliant with applicable state and federal regulations. However, we will rely on our research partners to conduct their respective R&D programs in a manner compliant with applicable regulation and law. Once a product concept has been fully developed, we intend to manufacture that product, either internally or on a contract basis. In either case, we intend to adhere to all state and federal regulations relative to the safety and efficacy of the product application, as well as relevant regulations covering the safe and consistent manufacture of that product.

Research and Development

Research

ProAlgaZyme® has been subjected to product testing in its original form over several years, beginning in 2004. In spring of 2009, we contracted with the consulting firm of Great Northern & Reserve Partners, LLC, which undertook a research and development process with a view to fractioning the existing product into much smaller, concentrated groups of molecules with similar physical properties. These groups were then tested in vivo and in vitro with successful results noted in maintaining healthy cholesterol levels.  A patent application describing a novel method of cholesterol regulation was submitted to the US Patent & Trademark Office in spring of 2010 and a PCT filing was submitted in February of 2011.

As of December 16, 2011 we terminated the agreement with Great Northern and Reserve Partners.  Andrew Dahl, the principal partner of Great Northern and Reserve Partners was simultaneously hired as our CEO.  As such, we are now developing our research programs internally and directing outside research companies.  We spent approximately $677,000 for the year ended December 31, 2012 on research and development, as compared to $378,000 in 2011. Of the $677,000, $137,000 was spent on internal research, mainly involving in-house testing and development of the ProAlgaZyme® product (both “in vitro” and “in vivo” testing), and $540,000 was spent on external research, mainly to independent facilities involved in the analysis of our bioactive ingredient. To date, all of these amounts have been directly expensed as they have been incurred.

As of the close of February 2013, the Company moved forward with the following R&D activities:

•

An in vitro study utilizing primary bovine mammary epithelial cells at the University of Wisconsin – Madison that will allow the Company to conduct a hundred or more tests with confidence that the results will be consistent, repeatable and credible. The first flight of cultured cells was exposed to mastitis-related infective agents and synthetic inflammatory agents, for which a baseline reaction has been established. Subsequently, Company test samples and control agents will be tested and compared in March, 2013.

•

A state-of-the art genetic activation test (“gene chip”) to quickly identify various genetic signals modulated by the bioactive compound(s) in a bovine model. RNA extracted from tissue cultures at the University of Wisconsin – Madison will be processed to determine what specific genes are being activated or suppressed.

•

A new approach to isolation and analysis of the bioactive compounds that includes new, non-saline chemical extraction methods and a molecular weight cut-off approach that allows the refined algal suspension to be filtered into different molecular weight categories without altering the bioactive compound(s) present with reagents or solvents. A contract was executed with MRI Global, a contract research organization, to conduct these experiments, which do not involve the introduction of salt or phosphates into the test samples

•

An alternative isolation process is also underway at another private lab that will include Liquid Chromatography/Mass Spectroscopy and Nuclear Magnetic Resonance analyses.

•

A reliable human inflammatory model for in vitro testing has been tested and established at SBH Sciences, Inc., where preliminary tests were conducted in December 2012. A subsequent in vitro performed in February, 2013 yielded statistically significant results.

•

An alternative in vitro model and anti-inflammatory testing has been sourced to Southern Research, which commenced such testing in mid-February, 2013.

The purpose for these various tests and experiments are manifold: We are not only isolating bioactive molecules, but also testing the method of isolation and then validating that the isolated molecules retain their bioactivity across a select range of human and animal cell lines, and that these molecules exhibit no deleterious effects before they are introduced into humans or animals during in vivo studies. We must ensure that this does not occur occasionally, it is required for every production process, every safety validation process and every intended application, such as a canine dietary supplement that’s mixed with food, as opposed to a canine dietary supplement that’s administered in the form of a chewable caplet. The data forms the basis for establishing the value of a license agreement. Therefore, every single license that we hope to issue requires its own data set and safety validation for the specific application being licensed. It is the core of the intellectual property that is being licensed.

Status of Culturing and Production

Independent of identifying the bioactive compound(s) or validating its bioactivity and safety is the process and method of growing and maintaining the algal culture that gives rise to the bioactive compound(s) in the first place. This culture and its growing environment were developed decades ago and the staff at the Company’s growing facility had done its best to keep the cultures alive and functioning. However, the culturing process is costly, time-consuming and inconsistent, yielding a product that we do not believe is commercially viable despite its health claims. Management intends to keep the grow facility intact long enough to extract and identify the bioactive compound(s) and then develop a wholly new production method.

This strategy was predicated on a consistent, dependable stream of testing samples from the Scottsdale grow facility, each exhibiting the same level of potency and dissolved organic solids. The production/harvest method can be likened to traditional crop farming, where the yield and the quality of a crop can vary from season to season based on a host of known and unknown variables.

As the management team was able to fully assess the status of production, a new strategy was developed to spread the risk of research and product development across a broader range of applications and market verticals, instead of just focusing on a highly refined isolate responsible for healthy cholesterol balance and the promise of a synthetic development program for a pharmaceutical application.

The decision to spread product development risk resulted in the creation of a product platform strategy whereby four different forms of the bioactive compound(s) could be formulated and developed for future marketing across several categories and applications:  a) the raw algae biomass, which would naturally contain the beneficial compound(s); b) a more refined extraction which could be introduced into animal feed or supplements; c) the isolated natural molecule(s) which could be more appropriate for human consumption in food or supplements; and d) the synthetic version of any such natural molecule(s) which would be licensed to drug development companies or joint-ventured with a Contract Research Organization (CRO) in risk-sharing arrangements.

To that end, the Company contracted several experts in the field to coordinate isolation of the different organisms present in the culture, grow each of them separately and then subject them to the same life-cycle stressors as the original culture. The stated goal is to grow algae in bulk as a direct source of micro-nutrition and feed ingredient for production animals, namely beef cattle and dairy cows, as well as companion animal dietary supplementation.  The production capability would be licensed to others. Per the business model, the Company has no intention of fielding a finished product, but rather empowering its licensees to strike supply agreements with larger, better-financed brand names or licensing directly with such brand names. There can be no assurance that commercially viable products will be developed, or that they can be successfully and profitably manufactured and marketed.

Looking Forward

Our research efforts have been directed toward  identifying "class of compound," and the "active ingredient" that aim to identify the single molecule or molecules, if possible, responsible for the potential cholesterol and anti-inflammatory benefits the company's testing has identified. Substantial time, money, and effort have been expended in this regard. We believe that we are making substantial progress towards achieving these hoped-for results, but more confirmatory studies and scale-up experiments are still needed.   Subject to the availability of sufficient funding, we estimate that we will, in fiscal 2013, be required to expend in excess of $2,000,000 on research and subsequent product development.  These expenditures will need to be met from external funding sources. In the past, we have had difficulty raising funds from external sources. Thus, we may not be able to raise the funding required to continue our research and development activities. In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case, our ability to substantiate the accumulated intellectual property with objective clinical support for its characterization, method of action and efficacy will continue to be impeded, thereby severely hindering our ability to generate licensing revenue (or otherwise commercialize our products) and adversely affect our operating results.

In the event that we are successful in raising the necessary capital, we will continue our current research program with our research partners, we will expand our investigations to include various experts and consultants on an as-needed basis and explore new product concepts and applications. Our current contracts with our research partners cover the following activities:

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

Once the test results are reviewed and evaluated, we intend to ask our research partners to submit proposals to undertake the following efforts:

•

Suggest alternative methods of production pertaining to any natural bioactive compound(s)

•

Development of a synthetic molecule for proof-of-concept testing

•

Development of homologs of a bioactive synthetic molecule to create a library of potential drug discovery candidates

Ancillary development activities would occur in parallel with our research partners.

Development

We are primarily involved in isolating and characterizing natural bioactive compounds that have a potential positive effect on healthy cholesterol balance, anti-inflammatory properties and autoimmune modulation. Once these compound or compounds are identified, we intend to develop products for three specific market verticals. As is the case in this highly regulated industry, a significant amount of development work will be focused on meeting state and federal standards. The marketing and sale of all future products is subject to compliance with applicable regulations.

Animal Health

As stated previously, animal health represents a bona fide opportunity to address a global market in a relatively short timeframe. We intend to address the opportunity with a canine dietary supplement that can be offered in three forms: a compressed algal biomass ingredient brought to market in the US by amplifying the algae culture; an extract composed of algal lipids, amino acids and polysaccharides; a highly refined extract composed primarily of the bioactive compound(s). This would be followed by a production animal feed ingredient in the same three forms for consumption by cattle, swine and sheep. In a dairy cow application, the highly refined extract may also be administered as an intubation product, which will require additional testing and safety studies.

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

Exclusive Distribution Agreement

Under the terms of the Zus Agreement, we granted the Zus Health, LLC (“Distributor”) the exclusive right to distribute ProAlgaZyme to customers and distributors worldwide, excluding pharmaceutical applications and food, supplement, and medicinal ingredient applications outside of multilevel, network or affiliate marketing (“MLM”). We reserved the right to market and sell isolates and natural and synthetic derivatives of ProAlgaZyme in pharmaceutical and ingredient applications outside of MLM. The Zus Agreement prohibits us from selling ProAlgaZyme for the benefit of customers and distributors worldwide, other than for pharmaceutical and ingredient applications. We are also prohibited from selling any product in the MLM market. As executed, the Zus Agreement would have remained in effect until the expiration of the last patent with respect to the Product, subject to earlier termination as provided in the Zus Agreement.

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

As described above, we believe that Zus (as well as its purported assignee, Ceptazyme, LLC) have engaged in multiple material breaches of the Zus Agreement and subsequently, we notified Zus and Ceptazyme that we were terminating the Zus Agreement due to failure to cure specified breaches of such Agreement. In addition, we have filed a legal action in Michigan against Zus (as well as its purported assignee) alleging multiple breaches of contract. Ceptazyme, LLC subsequently filed an action in Utah against us, also alleging breach of contract.  Zus has not specified any monetary damages in its action.  (See Item 3, Legal Proceedings)

Compliance with Environmental Laws

We believe that we are, in all material respects, in compliance with local, state, and federal environmental laws applicable to our production and waste disposal, and we have prepared appropriate documentation as to our current operational procedures, standards, and guidelines in order to comply with applicable environmental laws. The cost of this compliance activity to date has not been material, and has been absorbed within our general operations overhead.

Employees

As of December 31, 2012 we had three full-time employees, positioned as follows: one employee in executive management, one employee in business development, marketing, sales and support services, and one employee in research and production. In addition, we have three part-time people acting on a consulting basis as our Chief Financial Officer, Chief Science Officer and Director of Business Development. We believe that our employee relations are good. No employee is represented by a union.

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

We are materially dependent on external sources for continued funding. Unless and until we realize licensing and royalty revenues sufficient to cover our expenses, we will be reliant upon external sources to fund our continued operations. There is no guarantee that this funding will continue. If we are unable to raise additional funds, there will be a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent on our ability to establish strategic partnerships.  There is no guarantee that we will be able to successfully establish strategic partnerships.

The ability to market our product is dependent upon proven, clinical research. While we are currently undergoing studies to further identify the active ingredients in our product, there is no guarantee that the research will successfully achieve this goal. If our current research does not return the results we expect, our business prospects will be materially and adversely affected.

Government regulation of our products may adversely affect sales. Nutraceutical and animal supplement products, although not subject to FDA approval, must follow strict guidelines in terms of production and advertising claims. Our ability to produce and successfully market our product is dependent upon adhering to these requirements.  If we fail to comply with applicable government regulations concerning the production and marketing of our product, we could be subject to substantial fines and penalties, which would have a material adverse effect on our business.

If we are unable to protect our intellectual property, we may suffer a competitive disadvantage or incur substantial litigation costs to protect our rights. Our future success depends upon our proprietary technology. We currently have one issued patent and several U.S and foreign patent applications pending for our product.

We have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.  We have incurred losses in each fiscal year of our existence. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

Competition from current competitors and new market entrants could adversely affect us.  We compete with a wide range of established companies in a variety of different markets, all of whom have substantially greater name recognition and resources than we do. We face or will face other specialized competitors if we are able to expand into new vertical markets. These competitors may be more efficient and successful than we are.  If we fail to compete successfully, our operating results and financial condition will be materially adversely affected.

Changes in laws and/or regulations may cause our business to suffer.  The future success of our business depends upon our ability to meet regulatory requirements for the sale of our products. Increased enforcement of existing laws and regulations, as well as any laws, regulations, or changes that may be adopted or implemented in the future, could limit our ability to market our products.

The loss of key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse effect on our business.  Our success depends in part upon the continued service of our senior management personnel. Our success will also depend on our future ability to attract and retain highly qualified technical, managerial and marketing personnel. The market for qualified personnel has historically been, and we expect that it will continue to be, intensely competitive. We cannot assure you that we will continue to be successful in attracting or retaining such personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could have a material adverse effect on our business.

We could incur substantial costs as a result of any claim of infringement of another party's intellectual property rights. In recent years, there has been significant litigation in the U.S. and elsewhere involving patents and other intellectual property rights. Companies are increasingly bringing and becoming subject to suits alleging infringement, misappropriation or other violations of patents, copyrights, trademarks, trade secrets or other intellectual property rights. These risks have been amplified by an increase in the number of third parties whose sole or primary business is to assert such claims.  We could incur substantial costs in prosecuting or defending any intellectual property litigation. Additionally, the defense or prosecution of claims could be time-consuming and could divert our management's attention away from the execution of our business plan.

We cannot be certain that our products do not infringe the intellectual property rights of third parties.  Claims of alleged infringement or misappropriation could be asserted against us by third parties in the future.  We cannot be sure that we would prevail against any such asserted claim.

Moreover, any settlement or adverse judgment resulting from a claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. We cannot assure you that we would be able to obtain a license from the third patty asserting the claim on commercially reasonable terms, that we would be able to develop alternative technology on a timely basis, or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected products or technology. In addition, we may be required to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us.  An adverse determination could also prevent us from offering our products or services to others. Infringement claims asserted with or without merit against us may have an adverse effect on our business, financial condition and results of operations.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect upon our business and financial results.  Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our technology in any subsequent litigation in which we are a named party.  Moreover, such infringement claims with or without merit may harm our relationships with our existing customers and may deter others from dealing with us.

We may not be able to adequately protect our intellectual property rights and efforts to protect them may be costly and may substantially harm our business.  Our ability to compete effectively is dependent in part upon our ability to protect our intellectual property rights.  While we hold one issued patent and pending patent applications covering certain elements of our technology, these patents, and, more generally, existing patent laws, may not provide adequate protection for portions of the technology that are important to our business. In addition, our pending patent applications may not result in issued patents.

U.S. patent, copyright, trademark and trade secret laws offer us only limited protection and the laws of some foreign countries do not protect proprietary rights to the same extent. Accordingly, defense of our trademarks and proprietary technology may become an increasingly important issue as we seek to expand our product development into countries that provide a lower level of intellectual property protection than the U.S. Policing unauthorized use of our trademarks and technology is difficult and the steps we take may not prevent misappropriation of the trademarks or technology on which we rely. If competitors are able to use our trademarks or technology without recourse, our ability to compete would be harmed and our business would be materially and adversely affected.

We may elect to initiate litigation in the future to enforce or protect our proprietary rights or to determine the validity and scope of the rights of others. That litigation may not be ultimately successful and could result in substantial costs to us, the reduction or loss in intellectual property protection for our technology, the diversion of our management's attention and harm to our reputation, any of which could materially and adversely affect our business and results of operations.

We do not anticipate paying any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  If we do not pay cash dividends, you could receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares.

Substantial future sales of our common stock in the public market could cause our stock price to fall.  Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline and impede our ability to raise capital through the issuance of additional equity securities. We have outstanding warrants and conve1tible debt that may result in substantially more outstanding shares, which could cause the price of our common stock to decline.

Item 1B.  Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2.  Facilities.

We are leasing office and production space located in Scottsdale, Arizona under a lease that expires on March 31, 2013. Currently we are paying $13,800 per month (not including real estate taxes of $1,480 per month).  As of April 1, 2013, we will be renting under a month to month basis at $10,800 with 30 days’ notice of cancellation.

We are currently exploring other options to move the production, including co-locating within a bio-research facility.  With the ability to maintain our presence in the current facility on a month to month basis, we believe we will find a facility to suit our needs by the end of April 2013.

We have also leased 500 square feet in Bloomfield Hills on a month to month basis to serve as the headquarters of our company.  These offices house the CEO and CFO.  The monthly rent is $1,750.

Item 3.  Legal Proceedings.

On January 9, 2012, we notified Zus Health’s purported assignee, Ceptazyme, LLC, of our intent to terminate our contractual relationship with Zus Health and its purported assignee, Ceptazyme, LLC, due to multiple breaches of contract. We notified Ceptazyme, LLC (i) that there was no agreement between us and Ceptazyme, as we had not approved any assignment of the License Agreement by Zus Health to Ceptazyme and (ii) that, even if there had been a valid assignment, Ceptazyme had committed multiple material breaches of the agreement.  We believe that Zus and Ceptazyme, LLC (i) failed to market our product in a manner compliant with state and federal regulations, and (ii) allowed their distributors to make claims and representations that were not in compliance with applicable regulations, among many other breaches. Subsequently, we notified Zus and Ceptazyme that the Zus Agreement was subject to termination due to failure to cure the specified breaches of such Agreement.

Based on the foregoing, we filed a lawsuit in Michigan against Zus Health and Ceptazyme on January 16, 2012, alleging breach of contract. Subsequently, Ceptazyme filed suit in Utah against us on January 24, 2012, also alleging breach of contract.  The Michigan action was dismissed.  The matter is now in litigation in Utah and a trial date has been set in October 2013.

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

Year ended December 31, 2011	HIGH	LOW

First Quarter	$0.40	$0.15
Second Quarter	0.27	0.11
Third Quarter	0.34	0.06
Fourth Quarter	0.28	0.12

Year ended December 31, 2012

First Quarter	$0.37	$0.13
Second Quarter	0.33	0.18
Third Quarter	0.27	0.13
Fourth Quarter	0.20	0.11

As of December 31, 2012 we have 145 shareholders of record.

We have not paid any dividends on our common stock during the last two fiscal years, due to our need to retain all of our cash for operations.  We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities.

During the quarter ended March 31, 2012, we and the Venture Group, LLC, a Maryland limited liability company (“Venture Group”), entered into the following agreements, effective as of January 26, 2012: (i) a Subscription Agreement under which the Lender has agreed to advance $500,000 to the Company, as follows:  $332,000 on January 26, 2012, which advance has been made, and $168,000 by February 3, 2012, (ii) a Subordinated Convertible Promissory Note in the principal amount of $500,000 (“Note”); (iii) (a) a Security Agreement, under which the Company granted the Lender a subordinated security interest in all of its assets and (b) an IP security agreement under which the Company granted the Lender a subordinated security interest in all its intellectual properties, including patents, to secure its obligations to the Lender under the Note and related documents; and (iv) a Termination and Mutual Release Agreement under which the Company and Venture Group terminated their prior agreements and released each other from any liability, including liabilities related to the financing agreements they previously executed (See Form 8-K current Report dated December 2, 2011).  In addition, we and Oxford Holdings, LLC entered into a Termination and Release Agreement under which the Company and Oxford Holdings, LLC terminated their prior agreement and Oxford Holdings released the Company from any liability, including liabilities related to the agreement they previously executed.  The Company also acknowledged an intercreditor agreement between Venture Group and HEP Investments, LLC, the Company’s senior secured lender.  As of the date hereof, Venture Group has advanced an aggregate of $389,000 to the Company.  $332,000 has been classified as a convertible debenture payable and the remainder $57,000 has been classified as a Loan Payable. In connection with this financing a discount on Convertible Debt was recorded in the first quarter in the amount of $332,000. Based on continuing discussions with Venture Group, the Company expects transactions with the Venture Group to be completed in the first quarter of 2013.

In addition, the Company has agreed to issue the Lender warrants to purchase an aggregate of 833,333 shares of common stock at an exercise price of $.12 per share, for a term of three years from January 27, 2012.  The Warrants are issuable to the Lender pro rata based on the amount invested in relation to the total investment amount (about 166,667 warrants per $100,000 invested).   Amounts advanced under the Note are (i) secured on a subordinated basis by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at $.12 per share, (iii) bear interest at the rate of 11% per annum (payable on the first and second anniversary of the Note (unless earlier paid off), in cash or stock, at the Company’s option), and (iv) unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note (January 27, 2014). The Note may be prepaid upon thirty days written notice, but not before August 31, 2012, provided that in the event of prepayment, the Company must pay the Lender an additional 5% of the outstanding principal amount.  The Company has agreed to pay the following aggregate fees to Oxford Holdings, LLC in connection with the Loan transaction (assuming funding of the full $500,000): (i) finder’s fees of approximately $27,600 in cash, (ii) warrants to purchase 200,000 shares of common stock at an exercise price of $.15 per share for a term of two years, and (iii) a $15,000 non-accountable expense allowance.  In addition, The Company has agreed to pay Venture Group $10,000 in cash in payment of the Venture Group’s legal fees.

During the quarter ended June 30, 2012, Christopher Maggiore, a significant shareholder, subscribed to the acquisition for 2,400,000 Units, each Unit comprised of one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one share of Common Stock (or 240,000 warrants total), at a per Unit price of $.125.  The aggregate purchase price of the Units was to be $300,000.  We received $50,000 relating to this transaction in the quarter ended June 30, 2012.  In the third quarter, we received $109,308, and in the fourth quarter, we received the remaining $140,692, for a total of $300,000.

During the quarter ended September 30, 2012, a number of current shareholders subscribed to the acquisition for 1,840,000 Units, each Unit comprised of one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one share of Common Stock (or 184,000 warrants total), at a per Unit price of $.125.  The aggregate purchase price we received for the Units was $230,000.

During the quarter ended December 31, 2012, a number of current shareholders subscribed to the acquisition for 680,000 Units, each Unit comprised of one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one share of Common Stock (or 68,000 warrants total), at a per Unit price of $.125.  The aggregate purchase price we received for the Units was $85,000.  Also, during the quarter, the Company received $35,000 from an investor for 350,000 common stock warrants that were exercisable at $.10 per share. Finally, an investor received 11,797 shares as part of a cashless exercise of 233,333 common stock warrants that had an exercise price of $.15.

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

On January 9, 2012, we notified Zus Health’s purported assignee, Ceptazyme, LLC, of our intent to terminate our contractual relationship with Zus Health and its purported assignee, Ceptazyme, LLC, due to multiple breaches of contract. We notified Ceptazyme, LLC (i) that there was no agreement between us and Ceptazyme, as we had not approved any assignment of the License Agreement by Zus Health to Ceptazyme and (ii) that, even if there had been a valid assignment, Ceptazyme had committed multiple material breaches of the agreement.  We believe that Zus and Ceptazyme, LLC (i) failed to market our product in a manner compliant with state and federal regulations, and (ii) allowed their distributors to make claims and representations that were not in compliance with applicable regulations, among many other breaches. Subsequently, we notified Zus and Ceptazyme that the Zus Agreement was subject to termination due to failure to cure the specified breaches of such Agreement.  Based on the foregoing, we filed a lawsuit in Michigan against Zus Health and Ceptazyme on January 16, 2012, alleging breach of contract. Subsequently, Ceptazyme filed suit in Utah against us on January 24, 2012, also alleging breach of contract.  The Michigan action was dismissed.  The matter is now in litigation in Utah and a trial date has been set in October 2013.  (See Item 3, Legal Proceedings)

Having suspended the business of selling a branded ProAlgaZyme at the beginning of 2012, we intend to implement a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from our proprietary algae cultures to animal and dietary supplement and medical food manufacturers.

Since 2004, we have been incurring significant operating losses and negative cash flow. We experienced only nominal sales of our sole product, ProAlgaZyme® and have relied primarily on the sale of company securities and shareholder loans to fund operations.   We are also experiencing an ongoing and substantial working capital deficiency. We have from time to time had difficulty raising capital from third parties. In December of 2012 through February of 2013, we successfully raised capital to fund operations and research for the first quarter of 2013. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2012 and 2011

Sales

Sales for the year ended December 31, 2012 were $0, as compared to $88,891 for the year ended December 31, 2011.  The primary reason for the decrease was due to the Company ceasing sales of its ProAlgyZyme product and implementing a new business model .  We implemented the new business model starting in 2012, and expect to derive future income the from licensing and sale of  natural bioactive ingredients derived from its algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.  We do not believe it likely that we will have significant sales in 2013.

Cost of Sales

Costs of sales were $0 for the year ended December 31, 2012, as compared to $138,252 for the comparable period in 2011.  Costs of sales previously related primarily to raw materials, labor and the maintenance of laboratory and controlled production environments necessary for the growing of the algae cultures that constituted the source of the ProAlgaZyme® product, and for conducting the necessary harvesting and production operations in preparing the product for sale.  As noted above, we ceased all sales activities as of January 2012.

Research and Development Expenses

For the year ended December 31, 2012, we incurred approximately $677,000 in research and development expenses, as compared to $378,000 for the comparable period in 2011. These expenses are comprised of costs associated with internal and external research. Internal research and development was $137,000 in 2012, compared to $42,000 in 2011. The increase was due to the increase level of research activities. We expect internal research and development to increase in 2013, subject to the availability of sufficient funding, which we do not currently have for such purpose. External research and development increased approximately $204,000 in 2012 to $540,000, compared to $336,000 in 2011. This increase was due primarily to the increase in costs associated with external clinical trials. We expect external research and development to increase in 2013 as we pursue additional external trials, subject to the availability of sufficient funding, which we do not currently have.

Selling Expenses

Selling expenses were $0 for the year ended December 31, 2012, as compared to approximately $14,000 for the year ended December 31, 2011. The decrease in selling expenses was due to the change in our business model which is focusing on licensing and royalties as opposed to sale of product.

At the beginning of 2012, as discussed earlier, we implemented a new business model under which we expect to derive future income from licensing and selling natural bioactive ingredients derived from our algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.

Selling expenses are expected to continue to be minimal as we are focused on research and development in order to develop licensing fees and on-going royalty fees as future licensing agreements are consummated.  Since executing the Zus Agreement, we have not executed any other licensing agreements.

General and Administrative Expenses

General and administrative expenses increased approximately $335,000 to approximately $938,000 in 2012, compared to approximately $603,000 in 2011. The increase in general and administrative expenses was due primarily to the hiring of the CEO in mid-December 2011 and the hiring of the CFO during the fourth quarter of 2011.  The full impact of these expenses were incurred in 2012.

Professional Fees and Consulting Expense

Professional fees and consulting expense decreased approximately $444,000 to $465,000 in 2012 compared to $909,000 in 2011.  Professional fees and consulting expense were reduced in 2012 due to a decrease in the use in outside consultants.  Our primary consultant was hired as the CEO in December 2011.  We anticipate continued compensation to outside consultants as we explore marketing opportunities for our product.

Fair Value Adjustment of Derivative Liability

As part of a funding agreement signed in December of 2011 (HEP Investments LLC), we recorded a derivative liability of $552,988.  This represents the future value of the stock to be issued under the terms of the convertible debt.  We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions:  volatility 151.45%, annual rate of dividends 0% and a risk free interest rate of .27%.  In addition, we recognized non-cash income of $24,422 representing the change in fair value of this derivative liability.  We marked this derivative liability to fair value at December 31, 2011 utilizing the Black-Scholes method of valuation using the following assumptions:  volatility 151.49%, annual rate of dividends 0%, and a risk free rate of .25%.

On April 4, 2012, as part of the HEP Investments agreement, as a result of reaching certain funding thresholds, the Company was required to record an additional derivative liability of $496,375 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.29, an expected volatility of 143.36% over the remaining 1.66 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .25%.

On May 8, 2012, as part of the HEP Investments agreement, as a result of reaching certain funding thresholds, the Company was required to record an additional derivative liability of $507,916 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.29, an expected volatility of 140.93% over the remaining 1.57 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .25%.

On December 31, 2012, the Company valued the derivative liability at $1,026,128 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.19, an expected volatility of 151.75% over the remaining 0.92 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .26%. The fair value of the derivative decreased by $506,729 which has been recorded in the statement of operations for the year ended December 31, 2012.

Other Income/Expense

Finance Costs /Amortization of Bond Discount

During the year ended December 31, 2012, we incurred approximately $755,000 of finance costs paid in stock and warrants (non-cash), as compared to $584,000 for the year ended December 31, 2011, a $171,000 increase.  The increase in finance charges paid with stocks and warrants was due primarily to an increase in 2012 of $208,000 of common stocks issued pursuant to private placements.  Amortization of bond discount increased approximately $527,000 from $142,000 in 2011 to $669,000 in 2012.  The increase in bond amortization in 2012 was due primarily to an increase in the principal amount of notes issued in 2012, compared to 2011.

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

As of March 1, 2013, we had cash in the bank of $35,000.  We have incurred significant net losses since inception, including a net loss of approximately $3,248,000 during the year ended December 31, 2012. We have, since inception, consistently incurred negative cash flow from operations. During the year ended December 31, 2012, we incurred negative cash flows from operations of approximately $1,773,000.  As of December 31, 2012, we had a working capital deficiency of $3,270,482 and a stockholders’ deficiency of $3,956,191. Although we recently raised a limited amount of capital, we have a near term need for significant additional capital.

During the year ended December 31, 2012, our operating activities used approximately $1,773,000 in cash, compared with $1,294,000 in cash during the comparable prior period.  The approximate $479,000 increase in cash used by our operating activities was due primarily to the following (all of which are approximated): a $517,000 increase in net loss, a $482,000 decrease in fair value adjustment of derivative liability (a non-cash expense item), a $278,000 change (decrease) in  obligation to issue common stock, a $98,000 change (decrease) in deferred rent, an $82,000 decrease in stocks/warrants issued for services (non-cash), and a $48,000 decrease in depreciation and amortization of deferred finance costs, offset by a $526,000 increase in bond amortization, an increase of $244,000 of finance costs paid in stocks and warrant, a $182,000 change (increase) in accrued liabilities and a $73,000 change (increase) in accounts payable.

During the years ended December 31, 2012 and 2011, our financing activities generated $1,598,000 and $1,508,000 in cash, respectively. The difference of $90,000 was primarily related to an increase proceeds from loans payable, others net a decrease in proceeds from loans payable, related parties.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“HEP”) under which HEP agreed to purchase convertible notes in the aggregate principal amount of $2,000,000.  As of the date of this filing, HEP had advanced $1,546,592 pursuant to this arrangement. The Lender has agreed to advance the remaining $454,408 in $250,000 increments (final increment of $204,408) upon request of our CEO, subject to satisfaction of certain conditions.

In addition, in January 2012, we entered into an agreement with The Venture Group, LLC (“VG”) under which VG agreed to purchase convertible notes in the aggregate principal amount of $500,000.  As of the date of this filing, VG had advanced $389,000 pursuant to this arrangement.  Both HEP and VG’s convertible notes are secured by all our assets (with HEP being the senior secured lender and VG being the subordinated lender).

Although we raised a limited amount of capital during 2012, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources.  We are still heavily reliant upon external financing for the continuation of our research and development program.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2012, our Chief Financial Officer has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

(c) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Incorporated by reference to the Registrants 2013 Proxy Statement to be filed within 120 days after the Registrants fiscal year end.

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

Item 11.  Executive Compensation

Incorporated by reference to the Registrants 2013 Proxy Statement to be filed within 120 days after the Registrants fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Registrants 2013 Proxy Statement to be filed within 120 days after the Registrants fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Registrants 2013 Proxy Statement to be filed within 120 days after the Registrants fiscal year end.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to the Registrants 2013 Proxy Statement to be filed within 120 days after the Registrants fiscal year end.

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

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: March 22, 2013	By: /s/ Philip M. Rice II
Philip M. Rice II Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Andrew Dahl

Andrew Dahl, Principal

Executive Officer

CEO, President

March 22, 2013

By: /s/ Philip M. Rice II

Principal Financial Officer, Director

Chief Financial Officer, Director

March 22, 2013

By: /s/John Gorman

John Gorman, Director

EVP, Operations, Director

March 22, 2013

By: /s/Brian Young

Brian Young, Director

Director

March 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Health Enhancement Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Enhancement Products, Inc. and Subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2012 and 2011 and, as of December 31, 2012, has a significant working capital and stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

March 22, 2013

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2011	December 31, 2012

CURRENT ASSETS:
Cash	$225,696	$47,147
Deferred Finance Costs	13,722	34,957
Prepaid Expenses	10,412	8,701
Total Current Assets	249,830	90,805
PROPERTY AND EQUIPMENT, NET	83,546	13,203
OTHER ASSETS:
Definite-life intangible Assets, net	7,201	6,234
Deposits	122,917	123,762
Total Other Assets	130,118	129,996
TOTAL ASSETS	$463,494	$234,004

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$660,565	$938,640
Loan Payable, Related Party	100	15,362
Loans payable, Others	-	243,592
Current portion, long term debt	7,682	-
Customer deposits	27,837	27,837
Obligation to Issue Common Stock	307,664	337,478
Convertible Debentures Payable, less discount of $875 and $517,542 at December 31, 2011 and 2012	84,226	482,458
Derivative Liability	528,566	1,026,128
Deferred Rent	96,347	19,110
Accrued Liabilities	75,349	270,682
Total Current Liabilities	1,788,336	3,361,287
LONG TERM LIABILITIES:
Convertible Debenture Payable, net of Discount of $577,106 and $223,692 at December 31, 2011 and 2012	423,393	593,908
Deferred Revenue, non-current	235,000	235,000
Deferred rent expense	48,264	-
Total Long Term Liabilities	706,657	828,908
TOTAL LIABILITIES	2,494,993	4,190,195
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized; 100,036,350 and 105,317,816 issued and outstanding at December 31, 2011 and 2012, respectively	100,036	105,318
Additional Paid-In Capital	27,130,276	28,448,705
Accumulated Deficit	(29,261,809)	(32,510,214)
Total Stockholders' Deficit	(2,031,497)	(3,956,191)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$463,494	$234,004

The accompanying notes are an integral part of these financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
`
	For the year ended	For the year ended
	December 31, 2011	December 31, 2012
REVENUES:
Net Sales	$88,891	$-
Licensing Fees	15,000	-
Total Revenues	103,891	-

COSTS AND EXPENSES:
Cost of sales	138,252	-
Selling	13,729	-
General and Administrative	603,104	938,198
Professional Fees and Consulting Expense	909,221	464,905
Research and Development	377,893	677,490
Total Costs and Expenses	2,042,199	2,080,593

LOSS FROM OPERATIONS	(1,938,308)	(2,080,593)

OTHER INCOME (EXPENSE):
Fair Value Adjustment of Derivative Liability	24,422	506,729
Amortization of Bond Discount	(142,412)	(668,747)
Amortization of Deferred Finance Costs	(43,984)	(108,827)
Finance Costs Paid in Stocks and Warrants	(584,215)	(755,233)
Interest Expense	(47,113)	(141,734)

Total Other Income (Expense)	(793,303)	(1,167,812)

NET LOSS	$(2,731,610)	$(3,248,405)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	96,581,501	101,399,795

The accompanying notes are an integral part of these financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 1, 2011 THROUGH DECEMBER 31, 2012

	Common Stock		Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2011	92,705,351	$92,705	$25,485,816	$(26,530,199)	$(951,680)

Issuance of warrants to board of directors	-	-	87,278	-	87,278
Issuance of stock to consultants	137,594	138	34,862	-	35,000
Issuance of warrants to consultants	-	-	8,584	-	8,584
Issuance of common stock pursuant to private placements	3,193,334	3,193	404,307	-	407,500
Issuance of common stock for cashless warrants	82,667	83	(83)	-	(0)
Common stock issued in repayment of loan	1,317,398	1,317	163,358	-	164,675
Exercise of warrants	2,600,000	2,600	257,400	-	260,000
Warrants issued for financing costs	-	-	500,626	-	500,626
Discounts on convertible debentures	-	-	130,422	-	130,422
Deferred finance charges	-	-	57,706	-	57,706
Rounding	(325)	-	-	-	-
Net loss	-	-	-	(2,731,610)	(2,731,610)

Balance, December 31, 2011	100,036,019	100,036	27,130,276	(29,261,809)	(2,031,497)

Issuance of warrants to board of directors	-	-	48,429	-	48,429
Issuance of common stock and warrants pursuant to private placements	4,920,000	4,920	610,080	-	615,000
Cashless exercise of common stock warrants	11,797	12	(12)	-	-
Exercise of common stock warrants	350,000	350	34,650	-	35,000
Discounts on convertible debentures	-	-	332,000	-	332,000
Deferred finance charges	-	-	293,282	-	293,282
Net loss	-	-	-	(3,248,405)	(3,248,405)

Balance, December 31, 2012	105,317,816	$105,318	$28,448,705	$(32,510,214)	$(3,956,191)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2011	December 31, 2012
Cash Flows for Operating Activities:
Net Loss	$(2,731,610)	$(3,248,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks and warrants issued for services rendered	130,862	48,429
Finance costs paid in stocks and warrants costs	553,615	797,573
Amortization of deferred finance costs	43,984	13,722
Amortization of bond discount	142,413	668,747
Amortization of intangibles	967	967
Depreciation expense	91,433	73,843
Fair value adjustment of derivative liability	(24,422)	(506,728)
Decrease in deferred rent	(27,384)	(125,501)
Changes in assets and liabilities:
Decrease in inventories	10,554	-
Decrease in prepaid expenses	443	1,710
(Increase) Decrease in security deposits	1,565	(845)
Increase in accounts payable	204,969	278,075
Increase in customer deposits	2,643	-
(Decrease) in deferred revenue	(15,000)	-
Increase in obligation to issue common stock	307,664	29,814
Increase in accrued liabilities	13,176	195,335
Net Cash (Used) in Operating Activities	(1,294,128)	(1,773,264)
Cash Flows from Investing Activities:
Capital expenditures	(4,720)	(3,500)
Net Cash (Used) in Investing Activities	(4,720)	(3,500)
Cash Flow from Financing Activities:
Proceeds from loans payable, others	24,306	243,592
Proceeds from loans payable, related party	152,773	15,262
Payment of deferred finance costs	-	(34,957)
Payments of other borrowings	(20,141)	(7,682)
Proceeds from issuance of convertible debentures	734,500	732,000
Proceeds from exercise of common stock warrants	260,000	35,000
Proceeds from sale of common stock and warrants	357,500	615,000
Net Cash Provided by Financing Activities	1,508,938	1,598,215
Increase (Decrease) in Cash	210,093	(178,549)
Cash at Beginning of Period	15,603	225,696

Cash at End of Period	$225,696	$47,147
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$7,290	$-
Income taxes	$-	$50

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

For the Year Ended December 31, 2012:

During the quarter ended March 31, 2012, the Company recorded $332,000 in discounts on debentures.

During the quarter ended June 30, 2012, the Company recorded $500,000 in discounts on debentures.

During the quarter ended June 30, 2012, several three year 1% convertible notes in the aggregate principal amount of $155,100, with various maturity dates during 2011 were extended for an additional two years.  The Company incurred no additional cost as a result of these extensions.

During the quarter ended December 31, 2012, the Company issued 11,797 shares of its common stock in return for the cashless exercise of 233,000 common stock warrants.

Additionally, the Company recognized additional derivative liabilities valued at $1,004,291 on convertible debentures that were issued with a variable conversion price during the year ended December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Health Enhancement Products, Inc. and Subsidiaries’ (the Company) business model is to derive future income from licensing and selling natural bioactive ingredients derived from their proprietary algae cultures to animal and dietary supplement and medical food manufacturers.   Currently, the Company's focus is on research and identification of its bioactive ingredients and is not currently selling its product commercially. Its wholly owned subsidiary, HEPI Pharmaceuticals, Inc. intends to develop potential pharmaceuticals applications of ProAlgaZyme® (PAZ).

NOTE 2 – BASIS OF PRESENTATION

Going Concern

The Company incurred net losses of $3,248,405 and $2,731,610 during the years ended December 31, 2012 and 2011, respectively. In addition, the Company had a working capital deficiency of $3,270,482 and a stockholders’ deficiency of $3,956,191 at December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the year ended December 31, 2012, the Company:

•

received proceeds of $650,000 through the sale of common stock and exercise of common stock warrants;

•

received proceeds of $732,000 through the issuance of convertible debt

•

raised an aggregate amount of $ 258,592 in proceeds from loans

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

Cash and Cash Equivalents - For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At December 31, 2012, the Company did not have any cash equivalents.

Property and Equipment – Property and equipment consists of furniture, office equipment, and leasehold improvements, and are carried at cost less allowances for depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally five to seven years.  Repair and maintenance costs that do not improve service potential or extend the economic life of an existing fixed asset are expended as incurred.

Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 –

Quoted prices in active markets for identical assets or liabilities.

Level 2 –

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

Level 3 –

Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The Company’s financial instruments include cash and cash equivalents, accounts payable, loans payable, obligations to issue common stock, accrued expenses and customer deposits.  All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts payable, loans payable, obligation to issue common stock and customer deposits all approximate fair value because of the short maturity of these instruments.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to $108,727 and $43,984 for the years ended December 31, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable.  An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

The Company believes its current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates, resulting in the need for an impairment charge in future periods   For the years ended December 31, 2012 and 2011 no such events or circumstances occurred causing an impairment charge.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company ceased the sales of its sole product in the fourth quarter of 2011, and therefore recognized no provision for the years ended December 31, 2011 or December 31, 2012.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the years ended December 31, 2012 and 2011 no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories:

•

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. Research expenses were approximately $137,000 and $42,000 for the years ended December 31, 2012 and 2011, respectively;

•

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $540,000 and $336,000 for the years ended December 31, 2012 and 2011, respectively.

Income Taxes

The Company follows the authoritative guidance for accounting for income taxes. Deferred income taxes are determined using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Stock Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation.  Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period.  The company generally issues grants to its employees, consultants and board members.  At the date of grant, the company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period.  The fair value of the stock option or warrant award is calculated using the Black Scholes option pricing model.

During 2012 and 2011, warrants were granted to employees, directors and consultants of the Company.  As a result of these grants, the Company recorded compensation expense of $48,489 and $130,862 during the years ended December 31, 2012 and 2011 respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2012	2011
Expected volatility	114.66% to 125.11%	60.75% to 77.05%
Expected dividends	0%	0%
Expected term	3 years	3 years
Risk free rate	.25% to .33%	.25% to 3.1%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of December 31, 2012, consisted of 18,698,000 common shares from convertible debentures and 16,365,209 common shares from outstanding warrants. Potentially dilutive securities as of December 31, 2011, consisted of 10,375,778 common shares from convertible debentures and 17,393,430 common shares from outstanding warrants.   Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $26,500 and $1,420 for the years ended December 31, 2012 and 2011, respectively.

Concentrations of Credit Risk

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

Future Impact of Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”), which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and 2011 consist of the following:

	December 31, 2012	December 31, 2011

Furniture & fixtures	$51,617	$51,617
Equipment	112,879	112,879
Leasehold improvements	151,859	148,359

	316,355	312,855
Less accumulated depreciation and amortization	(303,152)	(229,309)

	$13,203	$83,546

Depreciation and amortization was $73,843 and $91,433 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5 – DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at December 31, 2012 and 2011 consist of the following:

	December 31, 2012	December 31, 2011

Patent applications pending	$14,501	$14,501
Less: accumulated amortization	8,267	7,300
	$6,234	$7,201

The Company’s definite-life intangible assets are being amortized, upon being placed in service, over 15 years, the estimated useful lives of the assets, with no residual value. Amortization expense was $967 and $967 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6 – LOAN PAYABLE

Related Party

During 2011, Christopher Maggiore, a significant shareholder,  paid expenses of $164,675 on behalf of the Company that were repaid as follows: on November 1, 2011, the Company issued 664,848 shares of common stock and warrants to purchase 997,272 shares of common stock at an exercise price of $.125 per share in repayment of $83,106, and recognized finance costs of $88,380.  On December 1, 2011, the Company issued 652,550 shares of common stock and 978,825 warrants to purchase common at an exercise price of $.125 per share in repayment of $81,568 and recognized finance costs of $90,158.  As of December 31, 2011 there was no balance due.

During the fourth quarter of 2012, Mr. Maggiore advanced the Company $15,000.  As of December 31, 2012 this amount was still unpaid.

Others

During 2012, the Venture Group loaned the Company $57,000.  This money was related to the overall financing of $500,000 as discussed in Note 7.

During 2012, HEP Investments loaned the Company $186,592, as part of its overall funding commitment of $2,000,000 as discussed in Note 7.

NOTE 7 – CONVERTIBLE DEBT

HEP Investments, LLC

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

As of December 5, 2011, the Lender had advanced the Company $600,000, consisting of $500,000 in cash and $100,000 previously advanced by the Lender in connection with a transaction previously disclosed in a Current Report on Form 8-K dated September 12, 2011.   The Lender has agreed to advance the remaining $1,400,000 in $250,000 increments (final increment of $150,000) upon request of the Company’s CEO, subject to satisfaction of certain conditions.  In addition, the Company has agreed to (i) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision), expiring September 30, 2016 and (ii) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $2,000,000 called for by the Loan Agreement.

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

During the first quarter of 2012, HEP Investments advanced the Company an additional $100,000 pursuant to its previously disclosed agreement to invest up to $2,000,000 in convertible notes.

During the second quarter of 2012, HEP Investments advanced the Company an additional $325,000. The Company recorded a debt discount in the amount of $500,000 on $500,000 principal, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants in accordance with ASC standards (the debt discount calculation was inclusive of investments made in the fourth quarter of 2011 and the first quarter of 2012). The Company valued the beneficial conversion feature and recorded the amount of $445,147 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($54,853) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. These transactions were valued utilizing the Black-Scholes method of valuation relying on the following assumptions: volatility of 140.93%-143.36%, annual rate of dividends 0% and a risk free interest rate of .25%. In connection with the $500,000 in convertible notes, the Company recorded non-cash finance charges of $16,575 during the three months ended June 30, 2012.

During the third quarter of 2012, HEP Investments advanced the Company an additional $41,000.

During the fourth quarter of 2012, HEP Investments advanced the Company an additional $120,592.  According to the terms of the agreement, a threshold of $250,000 must be reached.  Until this threshold is reached, the differential of $184,592 is classified as Loan Payable – Related Party (Note 6).

Venture Group

On January 27, 2012, the Company and The Venture Group, LLC, a Maryland limited liability company (“Venture Group”), entered into the following agreements, effective as of January 26, 2012: (i) a Subscription Agreement under which the Lender has agreed to advance $500,000 to the Company, as follows:  $332,000 on January 26, 2012, which advance has been made, and $168,000 by February 3, 2012, (ii) a Subordinated Convertible Promissory Note in the principal amount of $500,000 (“Note”); (iii) (a) a Security Agreement, under which the Company granted the Lender a subordinated security interest in all of its assets and (b) an IP security agreement under which the Company granted the Lender a subordinated security interest in all its intellectual properties, including patents, to secure its obligations to the Lender under the Note and related documents; and (iv) a Termination and Mutual Release Agreement under which the Company and Venture Group terminated their prior agreements and released each other from any liability, including liabilities related to the financing agreements they previously executed (See Form 8-K Current Report dated December 2, 2011). In addition, the Company and Oxford Holdings LLC entered into a Termination and Release Agreement under which the Company and Oxford Holdings, LLC terminated their prior agreement and Oxford Holdings released the Company from any liability, including liabilities related to the agreement they previously executed.  The Company also acknowledged an intercreditor agreement between Venture Group and HEP Investments, LLC, the Company senior secured lender.  As of December 31, 2012, Venture Group has advanced an aggregate of $389,000 to the Company.  $332,000 has been classified as a convertible debenture payable and the remainder $57,000 has been classified as Loan Payable – Other (Note 6).

In addition, the Company has agreed to issue the Lender warrants to purchase an aggregate of 833,333 shares of common stock at an exercise price of $.12 per share, for a term of three years from January 27, 2012.  The Warrants are issuable to the Lender pro rata based on the amount invested in relation to the total investment amount (about 166,667 warrants per $100,000 invested). Accordingly, the Company recorded finance charges of $293,282 related to 553,112 warrants valued at $111,125 and excess finance charges of $182,157.  Amounts advanced under the Note are (i) secured on a subordinated basis by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at $.12 per share, (iii) bear interest at the rate of 11% per annum (payable on the first and second anniversary of the Note (unless earlier paid off), in cash or stock, at the Company’s option), and (iv) unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note (January 27, 2014). The Note may be prepaid upon thirty days written notice, but not before August 31, 2012, provided that in the event of prepayment, the Company must pay the Lender an additional 5% of the outstanding principal amount.  The Company has agreed to pay the following aggregate fees to Oxford Holdings, LLC in connection with the Loan transaction (assuming funding of the full $500,000): (i) finder’s fees of approximately $27,600 in cash, (ii) warrants to purchase 200,000 shares of common stock at an exercise price of $.15 per share for a term of two years, and (iii) a $15,000 non-accountable expense allowance.  In addition, The Company has agreed to pay Venture Group $10,000 in cash in payment of the Venture Group’s legal fees.

Other Debt

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

During the three months ended March 31, 2012, 1% Convertible Debentures in the amount of $47,500 matured and were extended by a Note Holder and significant shareholder of the Company. Under the terms of the extension agreement the Notes will all be extended by two years from their original maturity date.  These modifications were not considered significant under ASC standards.

During the three months ended June 30, 2012, 1% Convertible Debentures in the amount of $37,600 that matured, as well as $70,000 in 1% Convertible Debentures that were due to mature in the third quarter were extended by a Note Holder and significant shareholder of the Company. The extensions were requested by the Note Holder for no consideration. These modifications were not considered significant under ASC standards.

Convertible debt consists of the following:
	December 31, 2012	December 31, 2011

1% Convertible notes payable, net of unamortized discount of $45,300 and $98,814 respectively, due at various dates ranging from January 2014 to September 2014	$440,300	$386,786

11% Convertible note payable, net of unamortized discount of $517,542 and $479,167, respectively, due December 2013	482,458	120,833

11% Convertible note payable, net of unamortized discount of $178,393 and $-0-, respectively, due January 2014	153,608	0
	1,076,366	507,619
Less: Current portion	482,458	84,226

Long term portion	$593,908	$423,393

Amortization of the debt discount on all convertible debt was $668,747 and $142,412 for the years ended December 31, 2012 and 2011, respectively.

NOTE 8 - DERIVATIVE LIABILITY

As part of the funding agreement signed December 1, 2011 with HEP Investments, LLC, the Company recorded a derivative liability of $552,988.  This represents the future value of the stock to be issued under the terms of the convertible debt.  We valued this derivative liability utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.17, expected volatility of 151.45% over the two year contractual life of the note, an annual rate of dividends 0% and a risk free interest rate of .27%.  In addition, the Company has recognized other income of $24,422 representing the change in fair value of this derivative liability.  We marked this derivative liability to fair value at December 31, 2011 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.25, a volatility of 151.49% over the remaining 1.92 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .25%.

On April 4, 2012, as part of the HEP Investments agreement, as a result of reaching certain funding thresholds, the Company was required to record an additional derivative liability of $496,375 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.29, an expected volatility of 143.36% over the remaining 1.66 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .25%.

On May 8, 2012, as part of the HEP Investments agreement, as a result of reaching certain funding thresholds, the Company was required to record an additional derivative liability of $507,916 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.29, an expected volatility of 140.93% over the remaining 1.57 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .25%.

On December 31, 2012, the Company valued the derivative liability at $1,026,128 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.19, an expected volatility of 151.75% over the remaining 0.92 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .26%. The fair value of the derivative decreased by $506,729 which has been recorded in the statement of operations for the year ended December 31, 2012.

NOTE 9 – OBLIGATION TO ISSUE COMMON STOCK

As of December 31, 2011, the Company was obligated to issue, an aggregate 1,595,320 shares of common stock valued at $307,664 to certain investors and Great Northern Reserve Partners, LLC, a former consultant (Andrew Dahl, CEO of the Company, was principal partner of Great Northern and Reserve Partners).

During the year ended December 31, 2012, the Company became obligated to issue an additional 145,378 shares valued at $29,814 to certain investors.

As of December 31, 2012, the total amount of shares to be issued was 1,740,698 shares at a total value of $337,478.

NOTE 10 - STOCKHOLDERS’ DEFICIENCY

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

During the quarter ended September 30, 2011, the Company issued 1,100,000 shares of common stock and received $130,000 in proceeds from investors.  The Company issued 16,000 shares of common stock upon the cashless exercise of 24,000 common stock warrants.  Pursuant to a private placement, convertible debentures were issued during the quarter ended September 30, 2011, for which a discount of $15,921 was recorded. In addition, in July, 2011, the Company issued a significant shareholder, Christopher Maggiore, warrants to purchase 3,000,000 shares at an exercise price of $.25 per share for a term of three years.  These warrants were issued to Mr. Maggiore in consideration Mr. Maggiore providing financing to the Company which prevented him from being able to avail himself of a company offer to certain warrant holders to exercise their warrants on a reduced exercise price basis. The Company recognized finance costs of $203,069 in connection with the grant.

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

Amounts advanced under the Note are (i) secured by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, (iii) bear interest at the rate of 11% per annum and (iv) must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note (December 31, 2013). The Company has also agreed to a specified use of proceeds.  The Note may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

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

During the quarter ended March 31, 2012, as compensation for serving as a member of the board of directors, the Company granted warrants to purchase 200,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2012, at an exercise price of $.12 per share.  The warrants have a term of three years and vest as follows: 50,000 were vested on the grant date with the remainder vesting throughout 2012 on a quarterly basis. The warrants vested during the quarter ended March 31, 2012, and each subsequent quarter, were valued at $10,721 using the Black Scholes pricing model with the following assumptions: closing stock price of $.24, an expected volatility of 125.11%; annual rate of dividends 0%;  and a risk free  rate of 0.33%. In addition, as part of a convertible debt agreement entered into with Venture Group (see Note 7 – Convertible Debt), the Company recorded a debt discount of $332,000 and finance costs of $293,282.

During the quarter ended June 30, 2012, the Company sold 400,000 shares of its common stock and 40,000 common stock warrants to a related party for proceeds of $50,000 as part a subscription agreement to issue 2,400,000 common shares and 240,000 warrants at $.125 per unit (See Note 9 – Related Party Transactions – Stock Subscription Agreements).

During the quarter ended September 30, 2012, the Company sold 874,467 shares of its common stock and 87,447 common stock warrants to a related party for proceeds of $109,308 as part a subscription agreement to issue 2,400,000 common shares and 240,000 warrants at $.125 per unit (See Note 9 – Related Party Transactions – Subscription Agreements).  In addition the Company issued 120,000 shares of its common stock and 12,000 common stock warrants to another related party at a unit price of $.125 for total proceeds of $15,000. Also, during the quarter, the Company issued 1,720,000 shares of common stock and 172,000 common stock warrants to investors at a unit price of $.125 for total proceeds of $215,000. Finally, as compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Brian Young (a Director) in July, 2012, at an exercise price of $.12 per share.  The warrants have a term of three years and vest as follows: 12,500 were vested on the grant date with the remainder vesting on a quarterly basis. The warrants vested during the quarter ended September 30, 2012, and each subsequent quarter, were valued at $2,773 using the Black Scholes pricing model with the following assumptions: closing stock price $.23, an expected volatility of 114.66%; an annual rate of dividends 0%; a risk free rate of 0.25%.

During the quarter ended December 31, 2012, the Company sold 1,125,533 shares of its common stock and 112,553 common stock warrants to a related party for proceeds of $140,692 in completion of a subscription agreement to issue 2,400,000 common shares and 240,000 warrants at $.125 per unit (See Note 9 – Related Party Transactions – Stock Subscription Agreements).  In addition, the Company issued 80,000 shares of its common stock and 8,000 common stock warrants to another related party at a unit price of $.125 for total proceeds of $10,000. Also, during the quarter, the Company issued 600,000 shares of common stock and 60,000 common stock warrants to investors at a unit price of $.125 for total proceeds of $75,000. Also, during the quarter, the Company received $35,000 from an investor for 350,000 common stock warrants that were exercisable at $.10 per share. Finally, an investor received 11,797 shares as part of a cashless exercise of 233,333 common stock warrants that had an exercise price of $.15.

A summary of the status of the Company’s warrants is presented below.

	December 31, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	20,413,430	0.19	15,856,999	0.17

Issued	1,425,112	0.12	11,055,097	0.16

Exercised	(583,333)	0.15	(2,740,000)	0.09

Expired	(4,890,000)	0.23	(3,758,666)	0.11

Outstanding, end of period	16,365,209	$ 0.17	20,413,430	$ 0.19

Warrants outstanding and exercisable by price range as of December 31, 2012 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted		Weighted
		Remaining		Average
		Contractual		Exercise
Range	Number	Life in Years	Number	Price

$ 0.100	35,000	0.49	35,000	$ 0.100
$ 0.120	840,612	2.14	790,612	$ 0.120
$ 0.125	7,464,597	1.84	7,464,597	$ 0.125
$ 0.150	2,850,000	1.18	2,850,000	$ 0.150
$ 0.225	600,000	0.86	600,000	$ 0.225
$ 0.250	4,175,000	0.61	4,175,000	$ 0.250
$ 0.500	400,000	0.48	400,000	$ 0.500

	16,365,209	1.60	16,315,209	$ 0.17

NOTE 11 - RELATED PARTY TRANSACTIONS

Loan Payable

During 2011, Christopher Maggiore, a significant shareholder, paid expenses of $164,675 on behalf of the Company that were repaid as follows:  on November 1, 2011, the Company issued 664,848 shares of common stock and warrants to purchase 997,272 shares of common stock at an exercise price of $.125 per share in repayment of $83,106, and recognized finance costs of $88,380.  On December 1, 2011, the Company issued 652,550 shares of common stock and warrants to purchase 978,825 shares of common stock at an exercise price of $.125 per share in repayment of $81,568 and recognized finance costs of $90,158.  At December 31, 2011 there was no balance due.

During the fourth quarter of 2012, Mr. Maggiore loaned the Company $15,000 which was still outstanding as of December 31, 2012.

Stock Subscription Agreements

On May 10, 2012, Christopher Maggiore, a significant shareholder, subscribed to the acquisition for 2,400,000 Units, each Unit comprised of one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one shares of Common Stock (or 240,000 warrants in total), at a per unit price of $.125 for an aggregate purchase price of $300,000.  As of December 31, 2012, Mr. Maggiore had fully funded the subscription.

During the quarter ended September 30, 2012, Robert McLain, a significant shareholder, subscribed to the acquisition for 120,000 Units, each Unit comprised of one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one share of Common Stock (or 12,000 warrants total), at a per unit price of $.125 for an aggregate purchase price of $15,000.

During the quarter ended December 31, 2012, Mr. McLain subscribed to the acquisition for 80,000 Units, each Unit comprised of one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one share of Common Stock (or 8,000 warrants total), at a per unit price of $.125 for an aggregate purchase price of $10,000.

License Agreement

Christopher Maggiore has an equity interest in Ceptazyme, LLC, the purported assignee of Zus Health under the license agreement discussed under Note 12 – License Agreement.  Robert McLain, , a significant shareholder, also has an equity interest in Ceptazyme, LLC, the purported assignee of Zus Health under the license agreement discussed under Note 12 – License Agreement.

Board of Directors fees

During the fourth quarter of 2011, the Company issued warrants to purchase 900,000 shares of stock to the board members and 200,000 shares of stock to our science board member.  These warrants have an exercise price of $.15 and a term of 3 years.  The warrants were valued at $87,278 using the Black Scholes pricing model (see Note 10 – Stockholders’ Deficiency).

During the year ended December 31, 2012, the Company granted warrants to purchase 300,000 shares of stock of the Company to its three (3) board members. These warrants have an exercise price of $.12, vest quarterly, and have a term of 3 years. The warrants were valued at $57,039 using the Black Scholes pricing model (see Note 10 – Stockholders’ Deficiency).

NOTE 12 – LICENSE AGREEMENT

On September 2, 2010, the Company entered into a multi-year exclusive worldwide License Agreement (“Agreement”) for its ProAlgaZyme ® product (“Product”) with a distributor of health and nutritional products, Zus Health, LLC (“Zus”).  Under the terms of the Agreement, Zus had the exclusive right to distribute the Product to customers and distributors worldwide, excluding pharmaceutical applications and food, supplement and medicinal ingredient applications outside of multi-level, network or affiliate marketing (“MLM”).  On January 9, 2012, we notified the sole known representative of the exclusive distributor that it has been determined that there have been multiple material breaches by Zus Health, LLC (as well as its purported assignee, Ceptazyme, LLC) of its License Agreement with the Company dated September 2, 2010, and that they immediately cease any and all activities with respect to the sale or distribution of HEPI products.  The Company had received a payment of $255,000, as provided in the Agreement, for the exclusive distribution rights.  The Company filed a lawsuit in Michigan against Zus Health and Ceptazyme on January 9, 2012, alleging breach of contract. Subsequently, Ceptazyme filed suit in Utah against the Company on January 24, 2012, also alleging breach of contract.  Until this matter is resolved, the Company has classified the remaining $235,000 as Deferred Revenue, noncurrent

NOTE 13- INCOME TAXES

At December 31, 2012 the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $21,100,000, which may be applied against future taxable income, if any, at various dates from 2027 through 2033. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2012 the Company had a deferred tax asset of approximately $7,500,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal and State Statutory Rate of 40% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $1,000,000 in 2012

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On December 16, 2011, the Company entered into an employment agreement with Andrew Dahl.  Under the terms of Mr. Dahl’s employment agreement, he will be CEO for one year, subject to automatic renewal for successive one year terms, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl will be compensated as follows:  he will receive an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.

Workers’ Compensation

The Company does not carry workers’ compensation insurance, which covers on the job injury.

NOTE 15 – SUBSEQUENT EVENTS

On January 4, 2013 the Board of Directors reappointed Philip M. Rice II, the Company’s Chief Financial Officer, as a director for a 1 year term.  Mr. Rice received warrants to purchase 50,000 shares of common stock at an exercise price of $.12 per share for a term of three years, vested at 12,500 per quarter.  The terms of the appointment also includes a cash payment of $10,000.

On March 18, 2013, the Company was advised of an agreement between HEP Investments and Christopher Maggiore.  On March 11, 2013, HEP Investments, LLC entered into a Participation Agreement with Christopher Maggiore, a significant shareholder of the Company, under the terms of which Mr. Maggiore has become a member of HEP Investments, LLC. Accordingly, loans made by Mr. Maggiore to the Company aggregating $462,000 ($15,000 at December 31, 2012 and $447,000 during the period January 1, 2013 through March 5, 2013) have been reclassified as loans payable to HEP Investments, LLC as part of the Loan Agreement and Convertible Promissory Note entered into on December 2, 2011 (see Note 7 - Convertible Debt). Upon this reclassification, HEP Investments, LLC has reached a $500,000 threshold and these advances will become convertible debt.

EXHIBIT INDEX

Exhibit Number	Title

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.11	Amendment to Articles of Incorporation of the Company, dated July 24, 2012	*
3.2	Amended and restated By-laws of the Company	(2)

10.04	Security Agreement with HEP Investments, LLC ($100K loan) dated September 8, 2011	(3)
10.05	Senior Secured Note with HEP Investments, LLC ($100K loan) dated September 8, 2011	(4)
10.06	Loan Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(5)
10.07	Senior Secured Note with HEP Investments, LLC ($2M loan) dated December 2, 2011	(6)
10.08	Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(7)
10.09	IP Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(8)
10.10	Investor Rights Agreement with Venture Group, LLC ($500K loan) dated November 8, 2011	(9)
10.14	Subscription Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(10)
10.15	Subordinated Convertible Note with Venture Group, LLC ($500K loan) dated January 27, 2012	(11)
10.16	Warrant Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(12)
10.17	Security Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(13)
10.18	Termination Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012 (terminating agreements with Venture Group, LLC dated November 8, 2011)	(14)
10.19	Termination Agreement with Oxford Holdings, LLC, dated January 26, 2012	(15)
10.20	License Agreement between Zus Health LLC and the Company dated September 2, 2010	(16)
10.21	Lease Agreement between the Company and BCO, LLC dated February 28, 2011	(17)
10.22	Employment Agreement with Andrew Dahl, the Registrant’s CEO	(18)
10.23	Employment Agreement with John Gorman, the Registrant’s EVP – Operations	(19)
14.1	Code of Ethics	*
21	Subsidiaries of the Registrant	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Filed herewith

(1)

Filed as Exhibit 3.1 to the Registrant’s Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

(2)

Filed as Exhibit 3.2 to the Registrant’s Form 10Q filed with the Commission on May 17, 2010 and incorporated by this reference.

(3)

Filed as Exhibit 10.04 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(4)

Filed as Exhibit 10.05 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(5)

Filed as Exhibit 10.06 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(6)

Filed as Exhibit 10.07 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(7)

Filed as Exhibit 10.08 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(8)

Filed as Exhibit 10.09 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(9)

Filed as Exhibit 10.10 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(10)

Filed as Exhibit 10.14 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(11)

Filed as Exhibit 10.15 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(12)

Filed as Exhibit 10.16 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(13)

Filed as Exhibit 10.17 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(14)

Filed as Exhibit 10.18 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(15)

Filed as Exhibit 10.19 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(16)

Filed as Exhibit 10.10 to Form 10K filed with the Commission on April 15, 2011 and incorporated by this reference.

(17)

Filed as Exhibit 10.1 to Form 10Qfiled with the Commission on August 22, 2011 and incorporated by this reference.

(18)

Filed as Exhibit 10.1 to the Registrant’s Form 10Q filed with the Commission on August 14, 2012 and incorporated by this reference.

(19)

Filed as Exhibit 10.25 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.