Form 10-Q
period 2013-03-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2013-05-06
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 105,670,927 shares of common stock, $0.001 par value, outstanding at April 25, 2013.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$25,856	$47,147
Prepaid Expenses	36,660	8,701
Deferred Finance Costs	34,957	34,957
Total Current Assets	97,473	90,805
PROPERTY AND EQUIPMENT, NET	0	13,203
OTHER ASSETS:
Definite-life intangible Assets, net	0	6,234
Deposits	123,762	123,762
Total Other Assets	123,762	129,996
	$$221,235	$234,004
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$915,048	$938,640
Loan Payable – Related Party	362	15,362
Loan Payable – Other	293,592	243,592
Customer deposits	27,837	27,837
Obligation to issue common stock and warrants	365,630	337,478
Convertible Debenture Payable, less discount of $921,238 and $517,542 at March 31, 2013 and December 31, 2012
	1,130,762	482,458
Derivative Liability	1,541,965	1,026,128
Deferred Rent	0	19,110
Accrued Liabilities	345,222	270,682
Total Current Liabilities	4,620,418	3,361,287
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $22,526 and $223,692 at March 31, 2013 and December 31, 2012
	243,074	593,908
Deferred revenue, noncurrent	235,000	235,000
Total Long term Liabilities	478,074	828,908

TOTAL LIABILITIES	5,098,492	4,190,195
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized 105,338,927 and 105,317,816 issued and outstanding at March 31, 2013 and December 31, 2012

	105,339	105,318
Additional Paid-In Capital	28,454,722	28,448,705
Accumulated deficit	(33,437,318)	(32,510,214)
Total Stockholders' Deficit	(4,877,257)	(3,956,191)
	$221,235	$234,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	Months ended	Months ended
	March 31, 2013	March 31, 2012

REVENUES:	$0	$0

COSTS AND EXPENSES:
General and Administrative	264,413	225,485
Professional fees and Consulting expense	141,476	179,684
Research and Development	129,448	102,050

Total Costs and Expenses	535,337	507,219

LOSS FROM OPERATIONS	(535,337)	(507,219)

OTHER INCOME (EXPENSE):
Fair Value Adjustment of Derivative Liability
	(138,749)	(113,555)
Amortization of Bond Discount	(174,559)	(110,628)
Amortization of Deferred Finance Costs	0	(4,284)
Finance costs paid in stock	(28,152)	(298,382)
Interest expense	(50,307)	(24,653)
Total Other Income (Expense)	(391,767)	(551,502)

NET LOSS	$(927,104)	$(1,058,721)

BASIC AND DILUTED LOSS PER SHARE
	$(0.01)	$(0.01)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING

	105,336,818	100,036,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2013	March 31, 2012

Cash Flows for Operating Activities:
Net Loss	$(927,104)	$(1,058,721)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered	6,037	10,722
Finance costs paid in stock and warrants	0	298,382
Amortization of deferred finance costs	28,152	4,284
Amortization of bond discount	174,558	110,628
Amortization of intangibles	6,234	242
Depreciation expense	13,203	17,933
Fair value adjustment of Derivative Liability	138,749	113,555
(Decrease) in deferred rent	(19,110)	(42,684)
Changes in assets and liabilities:
(Increase) in prepaid expenses	(27,959)	(28,440)
(Increase) in security deposits	0	(845)
(Decrease) in accounts payable	(23,591)	(5,187)
Increase in accrued liabilities	74,540	45,922
Net Cash (Used) by Operating Activities	(556,291)	(534,209)

Cash Flows from Investing Activities:

Net Cash (Used) by Investing Activities

Cash Flow from Financing Activities:
Proceeds of loan payable, other	35,000	57,000
Payments of other borrowings	0	(7,682)
Payment of deferred finance costs	0	(40,358)
Proceeds from issuance of convertible debentures	500,000	432,000
Net Cash Provided by Financing Activities	535,000	440,961

(Decrease) in Cash	(21,291)	(93,249)
Cash at Beginning of Period	47,147	225,696
Cash at End of Period	$25,856	$132,447

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2013:

During the quarter ended March 31, 2013, the Company issued convertible debentures totaling $500,000 and recorded $377,088 in discounts on debentures.

Three Months Ended March 31, 2012:

During the quarter ended March 31, 2012, the Company issued convertible debentures totaling $432,000 and recorded $332,000 in discounts on debentures.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiaries (collectively, the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s  December 31, 2012 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-K filed with the SEC on March 25, 2013.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013, or any other period.

The Company incurred net losses of $927,104 and $1,058,721 for the three months ended March 31, 2013 and 2012, respectively.  In addition, the Company had a working capital deficiency of $4,522,945 and a stockholders’ deficit of $4,877,257 at March 31, 2013.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first three months of 2013, the Company raised $500,000 in net proceeds from the issuance of convertible debentures and $35,000 from loans payable - other.  There can be no assurance that the Company will be able to raise additional capital.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Certain reclassifications have been made to prior-year and prior period comparative financial statements to conform to the current year and period presentation.  These reclassifications had no material effect on previously reported results of operations or financial position.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At March 31, 2013, the Company did not have any cash equivalents.

Property and Equipment

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to $-0- and $4,284 for the three months ended March 31, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable.  An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

The Company believes its current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates, resulting in the need for an impairment charge in future periods   During the three months ended March 31, 2013, the Company decided that the remainder of the cost of the patents related to its former product ProAlgaZyme should be written off in the amount of $6,234. The decision was based on the lack of revenue generated by this product over the course of the prior year or for the foreseeable future.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company ceased the sales of its sole product in the fourth quarter of 2011, and therefore recognized no provision for the three months ended March 31, 2013 or March 31, 2012.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the three months ended March 31, 2013 and 2012, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories.

•

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. Research expenses were approximately $25,000 and $25,000 for the quarters ended March 31, 2013 and 2012, respectively;

•

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $104,000 and $77,000 for the quarters ended March 31, 2013 and 2012, respectively.

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

During the three months ended March 31, 2013 and 2012, warrants were granted to employees, directors and consultants of the Company.  As a result of these grants, the Company recorded compensation expense of $6,037 and $10,722 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Expected volatility	114.66% to 131.97%	125.11%
Expected dividends	0%	0%
Expected term	3 years	3 years
Risk free rate	.25% to .27%	.333%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of March 31, 2013, consisted of 22,864,667 common shares from convertible debentures and 15,280,209 common shares from outstanding warrants. Potentially dilutive securities as of March 31, 2012, consisted of 13,142,445 common shares from convertible debentures and 20,463,430 common shares from outstanding warrants.   Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $7,461 and $9,496 for the three months ended March 31, 2013 and 2012, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 at times during the year.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
Furniture and fixtures	$3,017	$51,617
Equipment	14,573	112,879
Leasehold improvements	0	151,859

	17,590	316,355
Less accumulated depreciation and amortization	(17,590)	(303,152)

	$0	$13,203

Depreciation and amortization was $13,203 and $17,933 for the three months ended March 31, 2013 and 2012 respectively. On March 31, 2013, the lease expired for the office and production space located in Scottsdale, Arizona.   The Company closed this operation and subcontracted its research production.  Fully depreciated fixed assets of $298,765 were written off as a result of the lease expiration.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
Patent applications pending	$14,501	$14,501
Less: Accumulated amortization	(14,501)	(8,267)

	$0	$6,234

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets, with no residual value. Amortization expense for the three months ended March 31, 2013 and 2012 were $ - 0 - and $242, respectively.   As of March 31, 2013, the Company’s management decided to take an impairment charge of $6,234 representing the unamortized basis of the patents related to, the creation and production of its product, ProAlgaZyme which is no longer producing revenue. The writeoff of the impairment loss has been included in General and Administrative Expenses on the Statement of Operations for the three months ended March 31, 2013.

NOTE 5 – LOAN PAYABLE

Related Party

During 2012, Christopher Maggiore, a significant shareholder, advanced the Company $15,000.  As of December 31, 2012 this amount was still unpaid.  During the three months ended March 31, 2013, Mr. Maggiore advanced the Company an additional $462,000.  As discussed in Note 6, this amount was reclassified as a loan payable to HEP Investments, LLC.  As of March 31, 2013, there was no balance due to Mr. Maggiore.

The balance of $362 as of March 31, 2013, represented working capital advances by the officers of the Company.

Others

During 2012, the Venture Group loaned the Company $57,000.  This money was related to the overall financing of $500,000 as further discussed in Note 6.  As of March 31, 2013, there was still a balance due to the Venture Group of $57,000.

During 2012, HEP Investments loaned the Company $186,592, as part of its overall funding commitment of $2,000,000 as discussed in Note 6.  During the three months ended March 31, 2013, HEP Investments, LLC loaned the Company an additional $550,000, as discussed in Note 6. Pursuant to the terms of our agreement with HEP, $500,000 of these loans were converted to Convertible Secured Promissory Notes, leaving a remaining balance of $236,592 in loans payable – others as of March 31, 2013.

NOTE 6 – CONVERTIBLE DEBT

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

As of December 5, 2011, the Lender had advanced the Company $600,000, consisting of $500,000 in cash and $100,000 previously advanced by the Lender in connection with a transaction previously disclosed in a Current Report on Form 8-K dated September 12, 2011.   The Lender has agreed to advance the remaining $1,400,000 in $250,000 increments (final increment of $150,000) upon request of the Company’s CEO, subject to satisfaction of certain conditions.  In addition, the Company has agreed to (i) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision), expiring September 30, 2016 and (ii) issue the lender 600,000 shares of its common stock and (iii) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $2,000,000 called for by the Loan Agreement.

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

During 2012, HEP Investments advanced the Company an additional $582,592 pursuant to its previously disclosed agreement to invest up to $2,000,000 in convertible notes.

The Company recorded a debt discount in the amount of $500,000 on $500,000 principal, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants in accordance with ASC standards (the debt discount calculation was inclusive of investments made in the fourth quarter of 2011 and the first quarter of 2012). The Company valued the beneficial conversion feature and recorded the amount of $445,147 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants ($54,853) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. These transactions were valued utilizing the Black-Scholes method of valuation relying on the following assumptions: volatility of 140.93%-143.36%, annual rate of dividends 0% and a risk free interest rate of .25%. In connection with the $500,000 in convertible notes, the Company recorded non-cash finance charges of $16,575 during 2012.

On March 18, 2013, the Company was advised of a Participation Agreement between HEP Investments and Christopher Maggiore, a significant shareholder of the Company, whereby Mr. Maggiore has become a member of HEP Investments, LLC. Accordingly, loans made by Mr. Maggiore to the Company aggregating $462,000 ($15,000 at December 31, 2012 and $447,000 during the period January 1, 2013 through March 5, 2013) have been reclassified as loans payable to HEP Investments pursuant to its previously disclosed agreement entered into on December 2, 2011 to invest up to $2,000,000 in convertible notes. Upon this reclassification, HEP Investments has reached a $500,000 threshold and these advances will become convertible debt.  The Company recorded a deferred debt discount in the amount of $377,088 to reflect the beneficial conversion feature of the convertible debt in accordance with ASC standards (the debt discount calculation was inclusive of investments made in the fourth quarter of 2012). The Company valued the beneficial conversion feature and recorded the amount of $377,088 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital.  This transaction was valued utilizing the Black-Scholes method of valuation relying on the following assumptions:  volatility of 160.96%, annual rate of dividends 0% and a risk free interest rate of .25%.

According to the terms of the agreement, a threshold of $250,000 must be reached.  Until this threshold is reached, the differential as of March 31, 2013 of $236,592 is classified as Loan Payable – Other (Note 5).

Subsequent to the Balance Sheet date, the lender entered into an “Amended and Restated Senior Secured Convertible Promissory Note” which amended and extended the original Note, and the lender completed the $2,000,000 financing required to trigger the issuance of the contingent 600,000 common stock shares and the 1,666,667 common stock warrants (See Note 12 – Subsequent Events).

The Venture Group, LLC

On January 27, 2012, the Company and The Venture Group, LLC, a Maryland limited liability company (“Venture Group”), entered into the following agreements, effective as of January 26, 2012: (i) a Subscription Agreement under which the Lender has agreed to advance $500,000 to the Company, as follows:  $332,000 on January 26, 2012, which advance has been made, and $168,000 by February 3, 2012, (ii) a Subordinated Convertible Promissory Note in the principal amount of $500,000 (“Note”); (iii) (a) a Security Agreement, under which the Company granted the Lender a subordinated security interest in all of its assets and (b) an IP security agreement under which the Company granted the Lender a subordinated security interest in all its intellectual properties, including patents, to secure its obligations to the Lender under the Note and related documents; and (iv) a Termination and Mutual Release Agreement under which the Company and Venture Group terminated their prior agreements and released each other from any liability, including liabilities related to the financing agreements they previously executed (See Form 8-K Current Report dated December 2, 2011). In addition, the Company and Oxford Holdings LLC entered into a Termination and Release Agreement under which the Company and Oxford Holdings, LLC terminated their prior agreement and Oxford Holdings released the Company from any liability, including liabilities related to the agreement they previously executed.  The Company also acknowledged an intercreditor agreement between Venture Group and HEP Investments, LLC, the Company senior secured lender.  As of March 31, 2013, Venture Group has advanced an aggregate of $389,000 to the Company.  $332,000 has been classified as a convertible debenture payable and the remainder $57,000 has been classified as Loan Payable – Other (Note 5).

Convertible debt consists of the following:
	March 31, 2013	December 31, 2012
	(Unaudited)
1% Convertible notes payable, net of unamortized discount of $34,431 and $45,300 respectively, due at various dates ranging from January 2014 to September 2014	$451,168	$440,300

11% Convertible note payable, net of unamortized discount of $909,333 and $695,935, respectively, due at various dates ranging from December 2013 to January 2014	922,668	636,066
	1,373,836	1,076,366
Less: Current portion	1,130,762	482,458

Long term portion	$243,074	$593,908

Amortization of the debt discount on the remaining notes was $174,558 and $110,628 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 7 - DERIVATIVE LIABILITY

As part of the funding agreement signed December 1, 2011 with HEP Investments, LLC, the Company recorded a derivative liability of $552,988.  This represents the future value of the stock to be issued under the terms of the convertible debt.  This derivative liability was valued utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.17, expected volatility of 151.45% over the two year contractual life of the note, an annual rate of dividends 0% and a risk free interest rate of .27%.  In addition, the Company has recognized other income of $24,422 representing the change in fair value of this derivative liability.  We marked this derivative liability to fair value at December 31, 2011 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.25, a volatility of 151.49% over the remaining 1.92 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .25%.

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

On March 18, 2013, as part of the HEP Investments agreement, as a result of reaching certain funding thresholds, the Company was required to record an additional derivative liability of $377,088 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.22, an expected volatility of 160.96% over the remaining 0.71 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .25%.

On March 31, 2013, the Company valued the derivative liability at $1,541,965 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.31, an expected volatility of 162.39% over the remaining 0.67 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .25%. The fair value of the derivative increased by $ $138,749 which has been recorded in the statement of operations for the year ended March 31, 2013.

NOTE 8 – OBLIGATION TO ISSUE COMMON STOCK

As of December 31, 2012, the Company was obligated to issue an aggregate of 1,740,698 shares of common stock valued at $337,478 to certain investors and Great Northern Reserve Partners, LLC, a former consultant (Andrew Dahl, CEO of the Company, was principal partner of Great Northern and Reserve Partners).

During the quarter ended March 31, 2013, the Company became obligated to issue an additional 165,600 shares valued at $28,152 to certain investors.

As of March 31, 2013, the total amount of shares of common stock to be issued was 1,906,298 at a total value of $365,630.

NOTE 9 – LICENSE AGREEMENT

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

NOTE 10 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

As compensation for joining the board of directors in January of 2012, the Company granted warrants to purchase 200,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2012, at an exercise price of $.12 per share. The warrants have a term of three years and vest as follows: 50,000 were vested on the grant date with the remainder vesting throughout 2012 on a quarterly basis. The warrants vested during the quarter ended March 31, 2012, and each subsequent quarter, were valued at $10,721 using the Black Scholes pricing model with the following assumptions: closing stock price of $.24, an expected volatility of 125.11%; annual rate of dividends 0%;  and a risk free  rate of 0.33%.

As compensation for joining the board of directors in June of 2012, the Company granted warrants to purchase 50,000 shares of common stock to Brian Young.  The warrants were granted with an exercise price of $.12 per share, have a term of three years and vested as follows: 12,500 vested on the grant date, 12,500 vested on September 30, 2012, 12,500 vested on December 31, 2012 and 12,500 vested on March 31, 2013.  The warrants were valued at $8,921 using the Black Scholes pricing model relying on the following assumptions: volatility 114.66%; annual rate of dividends 0%; discount rate 0.25%.  In addition, Mr. Young will receive $10,000 for each annual term served, paid quarterly.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to John Gorman (EVP and a Director) in November, 2012, at an exercise price of $.12 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date, 12,500 vested on March 31, 2013 and the remaining 25,000 shall vest on quarterly (12,500 per quarter).  The warrants were valued at $4,848 using the Black Scholes pricing model relying on the following assumptions: volatility 128.51%; annual rate of dividends 0%; discount rate 0.27%.  In addition, Mr. Gorman will receive $10,000 for each annual term served, paid quarterly.

During 2012, the Company issued 5,270,000 shares of common stock and 492,000 warrants to purchase shares of common stock for $650,000.  Also, an investor received 11,797 shares as part of a cashless exercise of 233,333 common stock warrants that had an exercise price of $.15.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2013, at an exercise price of $.12 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $10,381 using the Black Scholes pricing model relying on the following assumptions: volatility 131.97%; annual rate of dividends 0%; discount rate 0.27%.  In addition, Mr. Rice will receive $10,000 for each annual term served, paid quarterly.

For the three months ended March 21, 2013, an investor received 21,111 shares as part of a cashless exercise of 35,000 common stock warrants that had an exercise price of $.10.

A summary of the status of the Company’s warrants is presented below.

	March 31, 2013		December 31, 2012
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	16,365,209	$ 0.17	20,413,430	$ 0.19
Issued	50,000	0.12	1,425,112	0.12
Exercised	35,000	0.10	(583,333)	0.15
Expired	(1,100,000)	0.25	(4,890,000)	0.23

Outstanding, end of period	15,280,209	$ 0.17	16,365,209	$ 0.17

Warrants outstanding and exercisable by price range as of March 31, 2012 were as follows:

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual	Exercise		Average
Range of	Number	Life in Years	Price	Number	Exercise Price

$ 0.12	890,612	1.99	$ 0.12	828,112	$.12
0.125	7,464,597	1.59	0.125	7,464,597	0.125
0.15	2,850,000.94		0.15	2,850,000	0.15
0.225	600,000.61		0.225	600,000	0.225
0.25	3,075,000.85		0.25	3,075,000	0.25
0.50	400,000.24		0.50	400,000	0.50

	15,280,209	1.46		15,252,709	$ 0.17

NOTE 11- COMMITMENTS AND CONTINGENCIES

Employment Agreement

Under the terms of Mr. Dahl’s employment agreement, he will be CEO for one year, subject to automatic renewal for successive one year terms, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl will be compensated as follows:  he will receive an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  As of March 31, 2013, none of the milestones referred to had been achieved.

NOTE 12 - SUBSEQUENT EVENTS

HEP Investments

On April 15, 2013, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of April 15, 2013: (i) First Amendment to Loan Agreement under which the Lender has agreed to advance up to a total of $3,750,000 to the Company, subject to certain conditions, and (ii) an Amended and Restated Senior Secured Convertible Promissory Note.  These agreements amend agreements the Company entered into with HEP Investments on December 1, 2011 as previously disclosed.

As of April 25, 2013, the Lender has advanced the Company a total of $2,199,592.  Amounts advanced under the Note are (i) secured by all the Company’s assets, (ii) convertible into the Registrant’s restricted common stock at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, and (iii) bear interest at the rate of 11% per annum.

Upon completing the $2,000,000 financing (per December 31, 2011 agreement – see Note 6 – Convertible Debt – HEP Investments, LLC) the issuance of the contingent 600,000 common stock shares and the 1,666,667 common stock warrants was triggered.

The Lender has the following time lines to commit to the remaining funding:

The tranche between $2 million and $3 million must be funded within 20 days of the execution of the Note (April 15, 2013) in order for the Tranche to be convertible into the Company’s restricted common stock at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market.  If any amount less than $3 million is unfunded within the 20 day period, then the Tranche in excess of $2 million is convertible into the Company’s restricted common stock at the lesser of $.22 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market.

The tranche between $3 million and $3.75 million must be funded within 90 days of the execution of the Note and is convertible into the Company’s restricted common stock at the lesser of $.22 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market.

The term of the Note is tranched at $250,000 levels and each tranche has a 24 month term.

Amounts advanced under the Note are (i) secured by all the Company’s assets, (ii) bear interest at the rate of 11% per annum and (iii) must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the $250,000 tranche and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Tranche.

The Note may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount prepaid.

Venture Group

From April 1, 2013 through April 25, 2013: 1) we received $25,000 from the Venture Group towards their total funding commitment of $500,000 ($414,000 of gross proceeds have been received to date).

Essex Angel Capital

On April 15, 2013, the Company and Essex Angel Capital Inc. (TSXV: EXC) (“Essex”) entered into an Asset Purchase Agreement.  Essex holds senior secured convertible debentures and secured convertible debentures in Wellness Indicators, Inc. (“Wellness”), an Illinois based company.  Essex is in the process of foreclosing on certain assets, consisting principally of intellectual property (the “Assets”), that secure Wellness’ obligation under the debentures.  Upon the foreclosure and acquisition of all right, title and interest in and to the Assets  pursuant to its 1st perfected security interest in the Assets, the Registrant will purchase the Assets from Essex for $1,100,000, to be paid in the common stock of the Registrant with each such share being issued at the lesser of (i) $0.31 per share; or (ii) a price equal to the weighted average price of said shares on the OTCBB for 20 consecutive trading days ending on the date of Closing (date of such closing being the “Closing Date”) plus a 20% premium amount.

The closing transaction is conditional upon Essex acquiring all right, title and interest to the Assets and the receipt by Essex of all necessary regulatory approvals.

Other Investment

As of April 25, 2013, the Company received $41,500 from the sale of common stock through the exercise of a warrant,

Executive Compensation

The Board of Directors, on April 30, 2013 approved the following compensation package for Philip M. Rice, Chief Financial Officer of the Company: 1) For past services rendered from April 1, 2012 to March 31, 2013, the Company will pay Mr. Rice $84,000 in cash (payable in quarterly installments), which had previously been accrued and which is included in accrued liabilities on the Company’s balance sheet as of March 31, 2013;  2) issue 557,000 warrants to purchase common stock at an exercise price of $0.25 as a bonus incentive and;  3) as of April 1, 2013, Mr. Rice will receive a monthly salary of $17,000 and a quarterly issuance warrants to purchase 50,000 shares of common stock at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and complaint manner, at which time such warrants would vest.

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

Results of Operations for the three months ended March 31, 2013 and 2012.

Net Sales.

We had no sales during the three months ended March 31, 2013 and 2012.  We implemented a new business model starting in 2012, and expect to derive future income the from licensing and sale of  natural bioactive ingredients derived from algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.  We do not believe it likely that we will have significant sales in 2013.

Cost of Sales.

We had no cost of sales during the three months ended March 31, 2013 and 2012.

Research and Development Expenses.

For the three months ended March 31, 2013, we incurred $129,448 on research and development expenses, as compared to $102,050 for the comparable period in 2012.  These expenses are mainly comprised of costs associated with external research.  Our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy cholesterol balance.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the three months ended March 31, 2013 and 2012.

General and Administrative Expenses.

General and administrative expenses were $264,413 for the three months ended March 31, 2013, as compared to $225,485 for the comparable prior period.  The increase in general and administrative expense during 2013 is due primarily to increased business activity.

Professional and Consulting Expenses.

Professional and consulting expenses were $141,476 for the three months ended March 31, 2013, as compared to $179,684 for the comparable prior period.  The decrease in professional and consulting expense during 2013 is due primarily to a reduction in of $85,000 in legal fees and an increase in the use of outside business consultants.

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

As of April 28, 2013, we had a cash balance of approximately $275,000.  We have incurred significant net losses since inception, including a net loss of $927,104 for the quarter ended March 31, 2013. We have, since inception, consistently incurred negative cash flow from operations. During the quarter ended March 31, 2013, we incurred negative cash flows from operations of $556,291.  As of March 31, 2013, we had a working capital deficiency of $4,522,945 and a stockholders’ deficiency of $4,877,257. Although we recently raised a limited amount of capital, we have a near term need for additional capital.

During the three months ended March 31, 2013, our operating activities used $556,291 in cash, an increase of $22,082 from the comparable prior period.  The approximate $22,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $153,000 decrease in net loss, offset by $167,000 in non-cash expenses and a $18,000 change (decrease) in accounts payable, offset by a $10,000 change (increase) in accrued liabilities.

Our financing activities generated $535,000, a $94,000 increase from the comparable prior period. The increase in cash provided by financing activities was due primarily to a $68,000 increase in proceeds from the issuance of convertible debentures, a decrease of $48,000 in payment of deferred finance costs and other borrowings offset by a decrease of $22,000 decrease in loans payable – other.

Although we raised a limited amount of capital during 2012 and the first quarter of 2013, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research program.

We estimate that we will require approximately $2,500,000 in cash over the next 12 months in order to fund our normal operations and research and development activities. HEP Investments, LLC, our senior secured lender has committed an aggregate of $3,750,000, $2,199,592 of which we have already drawn down, leaving $1,550,408 which is available to be drawn down (See Note 12 – Subsequent Events).   Based on this cash requirement and availability from our senior secured lender, we have a near term need for substantial additional funding.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise capital from outside sources. If we are unable to raise the required funding, we will have to curtail our research and development and other activities, in which case, there could be a material adverse effect on our business.

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.  For the three months ended March 31, 2013, we recognized $138,749 in expense for financial statement purposes, due to the change in fair value of derivative liabilities as of March 31, 2013.  We may incur income or expense in future periods arising out of changes in the fair value of derivative liabilities.

Seasonality

Based on our business model implemented at the beginning of 2013, anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients.  We do not anticipate that these will be affected by seasonality.

Staffing

We have conducted all of our activities since inception with a minimum level of qualified staff.  We currently do not expect a significant increase in staff.

Off-Balance Sheet arrangements

We have no off-balance sheet arrangements that would create contingent or other forms of liability.

Item 4 Controls and Procedures

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2013, the Company issued Convertible debentures in the principal amount of $500,000 (convertible into common stock at $.125 per share), for gross proceeds of $500,000.

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

Item 5.  Other Information

From April 1, 2013 through April 25, 2013: 1) we received $25,000 from the Venture Group towards their total funding commitment of $500,000 ($414,000 of gross proceeds have been received to date), 2) received $41,500 from the sale of common stock through the exercise of a warrant, 3) received $408,813 from HEP Investments, for a total of $2,199,592 relating to their additional funding relating of the First Amendment to Loan Agreement under which the Lender has agreed to advance up to a total of $3,750,000.

Item 6. Exhibits

Exhibit Number	Description
10.24	Amended and Restated Senior Secured Convertible Promissory Note and the First Amendment to Loan Agreement with HEP Investments, LLC dated April 15, 2013	*
10.25	Asset Purchase Agreement with Essex Angel Capital Inc. dated April 15, 2013	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: May 6, 2013

By:  /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer

List of Exhibits

Exhibit Number	Description
10.24	Amended and Restated Senior Secured Convertible Promissory Note and the First Amendment to Loan Agreement with HEP Investments, LLC dated April 15, 2013	*
10.25	Asset Purchase Agreement with Essex Angel Capital Inc. dated April 15, 2013	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Furnished herewith (all other exhibits are deemed filed)