Form 10-Q
period 2013-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2013-08-13
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

   Yes        .        No      X .

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 109,289,384 shares of common stock, $0.001 par value, outstanding at August 6, 2013.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$254,604	$47,147
Prepaid Expenses	87,328	8,701
Miscellaneous Receivable	118,467	-
Deferred Finance Costs	34,957	34,957
Total Current Assets	495,356	90,805
PROPERTY AND EQUIPMENT, NET	-	13,203
OTHER ASSETS:
Definite-life intangible Assets, net	-	6,234
Deposits	845	123,762
Total Other Assets	845	129,996
	$496,201	$234,004
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$802,501	$938,640
Customer deposits	-	27,837
Loan Payable – Other	289,592	243,592
Loan Payable – Related Party	-	15,362
Obligation to issue common stock and warrants	273	337,478
Convertible Debenture Payable, less discount of $421,611 and $517,542 at June 30, 2013 and December 31, 2012
	1,260,989	482,458
Derivative Liability	5,692,826	1,026,128
Deferred Rent	-	19,110
Accrued Liabilities	661,129	270,682
Total Current Liabilities	8,707,310	3,361,287
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $ 1,235,616 and $223,692 at June 30, 2013 and December 31, 2012
	399,384	593,908
Deferred revenue, noncurrent	-	235,000
Total Long term Liabilities	399,384	828,908

TOTAL LIABILITIES	9,106,694	4,190,195
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized 107,812,111 and 105,317,816 issued and outstanding at at June 30, 2013 and December 31, 2012

	107,812	105,318
Additional Paid-In Capital	29,468,346	28,448,705
Accumulated deficit	(38,186,651)	(32,510,214)
Total Stockholders' Deficit	(8,610,493)	(3,956,191)
	$496,201	$234,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months ended	Months ended	Months ended	Months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUES:	$ -	$ -	$ -	$ -

COSTS AND EXPENSES:
General and Administrative	472,003	162,453	736,416	315,938
Professional fees and Consulting expense	99,480	136,914	240,956	367,597
Research and Development	310,917	182,417	440,365	305,468

Total Costs and Expenses	882,400	481,785	1,417,737	989,003

LOSS FROM OPERATIONS	(882,400)	(481,785)	(1,417,737)	(989,003)

OTHER INCOME (EXPENSE):
Other Income	262,837	-	262,837	-
Fair Value Adjustment of Derivative Liability
	(1,243,627)	492,870	(1,382,376)	379,315
Amortization of Debt Discount	(286,536)	(175,713)	(461,095)	(286,341)
Amortization of Deferred Finance Costs	-	(4,286)	-	(8,570)
Finance Costs	(2,543,758)	(543,816)	(2,571,910)	(842,198)
Interest expense	(55,848)	(35,823)	(106,155)	(60,475)
Total Other Income (Expense)	(3,866,932)	(266,768)	(4,258,699)	(818,269)

NET LOSS	$(4,749,332)	$(748,552)	$(5,676,436)	$(1,807,272)

BASIC AND DILUTED LOSS PER SHARE
	$(0.04)	$(0.01)	$(0.05)	$(0.02)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING

	106,828,157	100,203,054	106,086,608	100,119,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
Cash Flows for Operating Activities:
Net (Loss)	$(5,676,436)	$(1,807,272)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered	250,640	-
Warrants issued for Directors' Fees	13,385	21,441
Finance costs paid in stock and warrants	612,969	819,249
Amortization of deferred finance costs	-	8,570
Deferred finance costs	1,907,234	-
Amortization of bond discount	461,095	286,341
Amortization of intangibles	6,234	484
Depreciation expense	13,203	34,566
Fair value adjustment of Derivative Liability	1,382,376	(379,315)
(Decrease) in deferred rent	(19,110)	(63,653)
Changes in assets and liabilities:
(Increase) in prepaid expenses	(78,627)	(27,277)
(Increase) in miscellaneous receivable	(118,468)	-
Decrease (Increase) in security deposits	122,917	(845)
Increase (Decrease) in accounts payable	(136,139)	62,338
(Decrease) in deferred revenue	(235,000)	-
(Decrease) in customer deposits	(27,837)	-
Increase in accrued liabilities	113,383	97,373
Net Cash (Used) by Operating Activities	(1,408,181)	(948,002)

Cash Flows from Investing Activities:
Capital expenditures	-	(3,500)
Net Cash (Used) by Investing Activities	-	(3,500)

Cash Flow from Financing Activities:
Repayment of Loan Payable, related party	(362)	-
Proceeds of loan payable, other	31,000	57,000
Payment of Deferred Finance Costs	-	(34,958)
Payments of other borrowings	-	(7,683)
Proceeds from issuance of convertible debentures	1,500,000	757,000
Proceeds from sale of common stock and exercise of warrants	85,000	50,000
Net Cash Provided by Financing Activities	1,615,638	821,359

Increase (Decrease) in Cash	207,457	(130,143)
Cash at Beginning of Period	47,147	225,696
Cash at End of Period	$254,604	$95,553

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2013:

During the quarter ended March 31, 2013, the Company issued 21,111 shares of its common stock in return for a cashless exercise of 35,000 common stock warrants.

During the quarter ended March 31, 2013, the Company issued convertible debentures totaling $500,000 and recorded $377,088 in discounts on debentures.

During the quarter ended March 31, 2013, $15,000 in Loans Payable – Related Party was transferred to Loans Payable – Other (HEP Investments, LLC) pursuant to a Participation Agreement entered into by the two parties on March 18, 2013 (See Note 6 – Convertible Debt).

During the quarter ended June 30, 2013, the Company issued 682,000 shares of its common stock in return for cashless exercises of 1,400,000 common stock warrants.

During the quarter ended June 30, 2013, the Company issued convertible debentures totaling $1,000,000 and recorded $1,000,000 in discounts on debentures.

During the quarter ended June 30, 2013, the Company reclassified $277,064 of Obligation to Issue Common Stock to Accrued Liabilities.

During the quarter ended June 30, 2013, the Company reclassified issued 600,000 shares of its common stock valued at $72,000 as consideration for payment of Obligations to Issue Common Stock.

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

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013, or any other period.

The Company incurred net losses of $5,676,436 and $1,807,272 for the six months ended June 30, 2013 and 2012, respectively.  In addition, the Company had a working capital deficiency of $8,211,954 and a stockholders’ deficit of $8,610,493 at June 30, 2013.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first six months of 2013, the Company raised $85,000 from the issuance of 682,000 shares of its common stock, $1,500,000 in net proceeds from the issuance of convertible debentures and $31,000 from loans payable - other.  There can be no assurance that the Company will be able to raise additional capital.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The Company’s consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice and other assumptions believed to be reasonable.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At June 30, 2013, the Company did not have any cash equivalents.

Property and Equipment

Property and equipment consists of furniture and office equipment, and are carried at cost less allowances for depreciation and amortization. Depreciation is determined by using the straight-line method over the estimated useful lives of the related assets, generally three to five years.  Repair and maintenance costs that do not improve service potential or extend the economic life of an existing fixed asset are expended as incurred.

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

The carrying amounts of cash and equivalents, accounts payable, loans payable, obligation to issue common stock, and short-term convertible debentures all approximate fair value because of the short maturity of these instruments. The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to $ -0- and $8,570 for the six months ended June 30, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable.  An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

The Company believes its current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates, resulting in the need for an impairment charge in future periods   During the period ended June 30, 2013, the Company decided that the remainder of the cost of the patents related to its former product ProAlgaZyme should be written off in the amount of $6,234. The decision was based on the lack of revenue generated by this product over the course of the prior year or for the foreseeable future.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company ceased the sales of its sole product in the fourth quarter of 2011, and therefore recognized no provision for the six months ended June 30, 2013 or June 30, 2012.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the six months ended June 30, 2013 and 2012, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories:

• Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. Research expenses were approximately $66,734 and $71,493 for the six months ended June 30, 2013 and 2012, respectively;

• Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $373,631 and $233,975 for the six months ended June 30, 2013 and 2012, respectively.

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

7

During the six months ended June 30, 2013 and 2012, warrants were granted to employees, directors and consultants of the Company.  As a result of these grants, the Company recorded compensation expense of $264,024 and $21,441 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
	2013	2012
Expected volatility	114.68% to 194.14%	114.66 to 125.11%
Expected dividends	0%	0%
Expected term	3 to 5 years	3 years
Risk free rate	.25%	.25% to .33%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of June 30, 2013, consisted of 31,198,000 common shares from convertible debentures and 14,828,876 common shares from outstanding warrants. Potentially dilutive securities as of June 30, 2012, consisted of 18,698,000 common shares from convertible debentures and 19,815,930 common shares from outstanding warrants.   Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $12,341 and $17,419 for the six months ended June 30, 2013 and 2012, respectively.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2013 and December 31, 2012 consists of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Furniture and fixtures	$3,017	$51,617
Equipment	-	112,879
Leasehold improvements	-	151,859

	3,017	316,355
Less accumulated depreciation and amortization	(3,017)	(303,152)

	$-	$13,203

Depreciation and amortization was $13,203 and $34,566 for the six months ended June 30, 2013 and 2012 respectively.  On March 31, 2013, the lease expired for the office and production space located in Scottsdale, Arizona.   The Company closed this operation and subcontracted the production.  Fully depreciated fixed assets of $298,765 were written off as a result of the lease expiration.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Patent applications pending	$14,501	$14,501
Less: Accumulated amortization	(14,501)	(8,267)

	$0	$6,234

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets, with no residual value. Amortization expense for the six months ended June 30, 2013 and 2012 were $6,234 and $484, respectively.   As of June 30, 2013, the Company’s management has decided to take an impairment charge of $6,234 representing the unamortized basis of the patents related to the creation and production of its product, ProAlgaZyme which is no longer producing revenue.

NOTE 5 – LOAN PAYABLE

Related Party

During 2012, Christopher Maggiore, a significant shareholder, advanced the Company $15,000.  As of December 31, 2012 this amount was still unpaid.  During the six months ended June 30, 2013, Mr. Maggiore advanced the Company an additional $535,000.  As discussed in Note 6, this amount was reclassified as a loan payable to HEP Investments, LLC.  As of June 30, 2013, there was no balance due to Mr. Maggiore.

Others

During 2012, the Venture Group loaned the Company $57,000.  Through June 30, 2013, an additional  $25,000 was loaned to the Company.  This money was related to the overall financing of $500,000 as further discussed in Note 6.  As of June 30, 2013, there was still a balance due to the Venture Group of $82,000.

As of December 31, 2012, HEP Investments had loaned the Company $186,592, as part of its overall funding commitment of $2,000,000. During the six months ended June 30, 2013, HEP Investments, LLC loaned the Company an additional $1,521,000 (see Note 6 – Convertible Debt). Pursuant to the terms of our agreement with HEP Investments, $1,500,000 of these loans were converted to Convertible Secured Promissory Notes, leaving a remaining balance of $207,592 in loans payable – others as of June 30, 2013.

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

Amounts advanced under the Note are (i) secured by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, (iii) bear interest at the rate of 11% per annum and (iv) must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note December 1, 2013. The Company issues a Note to the lender upon the advances matching an aggregate amount of $250,000. The Company has also agreed to a specified use of proceeds.  The Note may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

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

During 2012, HEP Investments advanced the Company an additional $500,000 on which the Company recorded a debt discount in the amount of $500,000. This represents the future value of the stock to be issued under the terms of the convertible debt. We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: volatility of 140.93%-143.36%, annual rate of dividends 0% and a risk free interest rate of .25%. In connection with the $500,000 in convertible notes, the Company recorded non-cash finance charges of $16,575 during 2012.

On March 18, 2013, the Company was advised of a Participation Agreement between HEP Investments and Christopher Maggiore, a significant shareholder of the Company, whereby Mr. Maggiore has become a member of HEP Investments, LLC. Accordingly, loans made by Mr. Maggiore to the Company aggregating $462,000 ($15,000 at December 31, 2012 and $447,000 during the period January 1, 2013 through March 5, 2013) have been reclassified as loans payable to HEP Investments pursuant to its previously disclosed agreement entered into on December 2, 2011 to invest up to $2,000,000 in convertible notes. Upon this reclassification, HEP Investments.LLC reached a $500,000 threshold and these advances were converted to convertible debt.  The Company recorded a  debt discount in the amount of $377,088. This represents the future value of the stock to be issued under the terms of the convertible debt. We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: volatility of 160.96%, annual rate of dividends 0% and a risk free interest rate of .25.

On April 16, 2013, the Company and Lender, entered into the following documents, effective as of April 15, 2013: (i) First Amendment to Loan Agreement and (ii) an Amended and Restated Senior Secured Convertible Promissory Note. These agreements modified the term of agreements the Company entered into with HEP Investments on December 2, 2011 as discussed above. Pursuant to the terms of the modified agreements the Lender has agreed to advance up to a total of $3,750,000 and extend the due date of each Note to two years from the date it was issued. The Company determined that the modification of the HEP Investments Loan Agreement was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”.

As of April 16, 2013, the Lender had advanced the Company $2,707,780.   Amounts advanced under the Note are (i) secured by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market and (iii) bear interest at the rate of 11% per annum.

Upon reaching a funding level of $2,000,000 the Company was obligated pursuant to the terms of the Note to issue 1,666,667 of its common stock warrants, exercisable at $.12 per share and expiring on September 30, 2016  as well as 600,000 shares of its common stock. The common stock was valued at $192,000 based on a closing share price on April 15, 2013 of $.32 per share. The Company valued the 1,666,667 common stock warrants at $481,110 using the Black Scholes method of valuation using the following assumptions:  exercise price of $.12, a market value of $.32, a remaining term of 3.46 years, volatility of 148.44%, annual rate of dividends of 0% and a risk free interest rate of 0.25%

Under the terms of the First Amendment to Loan Agreement and the Amended and Restated Senior Secured Convertible Promissory Note, the Lender has agreed to fund the remainder notes according to the following time lines:

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

The agreements made with HEP Investments on December 2, 2011 regarding the Company’s obligation to not make any changes to senior management without the prior written consent of the Lender and the Lender’s right to have two representatives attend Board of Director meetings as non-voting observers, for as long as any outstanding debt remains in effect.

During the three months ended June 30, 2013, HEP Investments advanced the Company an additional $971,000.  HEP Investments has reached a $1,000,000 threshold (including monies advanced during the three months ended March 31, 2013) and these advances have been converted into convertible debt.  The Company recorded a debt discount in the amount of $1,000,000.  This represents the future value of the stock to be issued under the terms of the convertible debt. We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 151.37%-153.70%, annual rate of dividends 0% and a risk free interest rates of 0.20-0.24%.

As of June 30, 2013, there was a remaining balance of $207,592 in loans payable –others (Note 5).

The Venture Group, LLC

On January 27, 2012, the Company and The Venture Group, LLC, a Maryland limited liability company (“Venture Group”), entered into the following agreements, effective as of January 26, 2012: (i) a Subscription Agreement under which the Lender has agreed to advance $500,000 to the Company, as follows:  $332,000 on January 26, 2012, which advance has been made, and $168,000 by February 3, 2012, (ii) a Subordinated Convertible Promissory Note in the principal amount of $500,000 (“Note”); (iii) (a) a Security Agreement, under which the Company granted the Lender a subordinated security interest in all of its assets and (b) an IP security agreement under which the Company granted the Lender a subordinated security interest in all its intellectual properties, including patents, to secure its obligations to the Lender under the Note and related documents; and (iv) a Termination and Mutual Release Agreement under which the Company and Venture Group terminated their prior agreements and released each other from any liability, including liabilities related to the financing agreements they previously executed (See Form 8-K Current Report dated December 2, 2011). In addition, the Company and Oxford Holdings LLC entered into a Termination and Release Agreement under which the Company and Oxford Holdings, LLC terminated their prior agreement and Oxford Holdings released the Company from any liability, including liabilities related to the agreement they previously executed.  The Company also acknowledged an intercreditor agreement between Venture Group and HEP Investments, LLC, the Company senior secured lender.  As of June 30, 2013, Venture Group has advanced an aggregate of $414,000 to the Company.  $332,000 has been classified as a convertible debenture payable and the remainder $82,000 has been classified as Loan Payable – Other (Note 5).

Subsequent to the balance sheet date The Venture Group, LLC completed funding of its $500,000 obligation to the Company (see Note 12 – Subsequent Events).

Convertible debt consists of the following:
	June 30, 2013	December 31, 2012
	(Unaudited)
1% Convertible notes payable, net of unamortized discount of $23,562 and $45,300 respectively, due at various dates ranging from January 2014 to September 2014	$462,038	$440,300

11% Convertible note payable, net of unamortized discount of $1,633,665 and $695,935, respectively, due at various dates ranging from December 2013 to May 2015	1,198,335	636,066
	1,660,373	1,076,366
Less: Current portion	1,260,989	482,458

Long term portion	$399,384	$593,908

Amortization of the debt discount on the remaining notes was $461,095 and $286,341 for the six months ended June 30, 2013 and 2012, respectively.

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

On April 10, 2013, as part of the HEP Investments agreement, as a result of reaching certain funding thresholds, the Company was required to record an additional derivative liability of $616,040 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.35, an expected volatility of 151.37% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .24%.

On April 16, 2013, as part of the HEP Investments agreement, as a result of reaching certain funding thresholds, the Company was required to record an additional derivative liability of $518,756 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.30, an expected volatility of 151.72% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .24%.

On April 29, 2013, as part of the HEP Investments agreement, as a result of reaching certain funding thresholds, the Company was required to record an additional derivative liability of $856,410 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.47, an expected volatility of 153.70% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .20%.

On May 7, 2013, as part of the HEP Investments agreement, as a result of reaching certain funding thresholds, the Company was required to record an additional derivative liability of $916,028 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.50 an expected volatility of 153.46% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .22%.

On June 30, 2013, the Company valued the derivative liability at $5,692,826 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.35, an expected volatility of 147.58% over the remaining contractual lives of the note ranging from 0.42-1.85 years, an annual rate of dividends of 0%, and a risk free rate of .25%. The fair value of the derivative increased by $ $1,382,376 which has been recorded in the statement of operations for the six months ended June 30, 2013.

NOTE 8 – OBLIGATION TO ISSUE COMMON STOCK

As of December 31, 2012, the Company was obligated to issue an aggregate of 1,740,698 shares of common stock valued at $337,478 to certain investors and Great Northern Reserve Partners, LLC, a former consultant (Andrew Dahl, CEO of the Company, was principal partner of Great Northern and Reserve Partners).

As of June 30, 2013, the Company has reclassified its obligation to issue an aggregate of 1,385,320 shares of common stock valued at $277,064 to Great Northern Reserve Partners, LLC.(“GNRP”) to accrued liabilities. This reclassification is the result of a Board Resolution passed on July 19, 2013 whereby the Company agreed to repay its debt to GNRP in cash rather than in common stock (see Note 12 – Subsequent Events).

During the quarter ended June 30, 2013, the Company issued 600,000 shares of common stock valued at $72,000 to certain investors according to the terms of a Convertible Note (see Note 6 – Convertible Debt).

The balance due to certain investors is 2,278 shares of common stock valued at $273 as of June 30, 2013.

NOTE 9 – SETTLEMENT AGREEMENT

On June 12, 2013, the Company entered into a Settlement Agreement and Mutual Release of all Claims (the “Settlement Agreement”) with Ceptazyme, LLC (“Ceptazyme”) and Zus Health, LLC (“Zus Health”) resolving claims the parties brought against one another in connection with a license agreement between the Company and Zus Health dated September 2, 2010 (the “License Agreement”).  Under the terms of the Settlement Agreement, the parties agreed to terminate the License Agreement and that no party would have any further obligations thereunder.  No monetary consideration was exchanged in connection with the Settlement Agreement.

The dispute under the Settlement Agreement arose when Zus Health attempted to assign the License Agreement to Ceptazyme.  On January 9, 2012, the Company notified Ceptazyme (i) that there was no agreement between the Company and Ceptazyme, as the Company had not approved any assignment of the License Agreement by Zus Health to Ceptazyme and (ii) that, even if there had been a valid assignment to Ceptazyme, Ceptazyme had committed multiple material breaches of the agreement.  The Company believes that Ceptazyme (i)failed to market the Company’s product in a manner compliant with state and federal regulations, and (ii) allowed its distributors to make claims and representations that were not in compliance with applicable regulations, among many other breaches.  As a result, the Company filed a lawsuit in Michigan against Zus Health and Ceptazyme on January 16, 2012, alleging breach of contract.  Ceptazyme responded by filing suit in Utah against the Registrant on January 24, 2012, also alleging, breach of contract.

As a result of this settlement, the deferred revenue of $235,000 and customer deposits of $27,837 were recognized as other income.

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

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Thomas K. Cox in June, 2013, at an exercise price of $.40 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $15,873 using the Black Scholes pricing model relying on the following assumptions: volatility 145.67%; annual rate of dividends 0%; discount rate 0.25%.  In addition, Mr. Cox will receive $10,000 for each annual term served, paid quarterly.

The company recorded Directors Fees of $13,385 during the six months ended June 30, 2013, representing the value of the vested warrants described above.

Stock Issuances

During the three months ended March 31, 2013, an investor received 21,111 shares as part of a cashless exercise of 35,000 common stock warrants that had an exercise price of $.10.

During the three months ended June 30, 2013, investors received 1,191,181 shares as part of cashless exercises of 1,400,000 common stock warrants that had exercise prices at $.15. In addition the Company received proceeds of $85,000 from the exercise of 682,000 common stock warrants.

On April 15, 2013, upon completion of funding on a $2,000,000, 11% convertible debenture, the Company issued 600,000 shares of its common stock valued at $192,000 and 1,666,667 common stock warrants valued at $481,110 using the Black Scholes method of valuation (see Note 6 – Convertible Debt).

On April 30, 2013, the Company Board of Directors awarded its Chief Financial Officer 557,000, 5 year common stock warrants, exercisable at $.25 per share. These warrants were valued at $250,640 using the Black Scholes valuation method of valuation using the following assumptions:  closing stock price of $.46 an expected volatility of 194.14% a five year term, an annual rate of dividends of 0%, and a risk free rate of .25%.

A summary of the status of the Company’s warrants is presented below.

	June 30, 2013		December 31, 2012
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	16,365,209	$ 0.17	20,413,430	$ 0.19
Issued	2,248,667	0.15	1,425,112	0.12
Exercised	(2,285,000)	0.16	(583,333)	0.15
Expired	(1,500,000)	0.32	(4,890,000)	0.23

Outstanding, end of period	14,828,876	$ 0.16	16,365,209	$ 0.17

Warrants outstanding and exercisable by price range as of June 30, 2013 were as follows:

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual	Exercise		Average
Range of	Number	Life in Years	Price	Number	Exercise Price

$ 0.12	2,532,279	1.74	$ 0.12	890,612	$.12
0.125	7,114,597	1.34	0.125	7,114,597	0.125
0.15	1,350,000.69		0.15	1,350,000	0.15
0.225	200,000.36		0.225	200,000	0.225
0.25	3,632,000	2.27	0.25	3,682,000	0.25

	14,828,876	1.37		13,240,360	$ 0.17

NOTE 11- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated, December 16, 2011. Under the agreement Mr. Dahl will serve as CEO for one year, subject to automatic renewal for successive one year terms, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl will be compensated as follows:  he will receive an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  As of June 30, 2013, none of the milestones referred to had been achieved.

Miscellaneous Receivable

On May 1, 2013, the Company, through its legal counsel, sent a notice to the landlord at 7740 E. Evans, Scottsdale, AZ that it expected a timely return of the $118,466 security deposit.  On June 14, 2013, the landlord filed a Complaint in the State Court of Arizona that the Company owed the landlord in excess of $210,000 in damages related to the property at 7740 E. Evans, Scottsdale, AZ.  On July 24, 2013, the Company filed an Answer and Counter Claim disputing the claim and asking the court for relief in the amount of $118,466. The Company believes it will recover all of the security deposit.  The Company believes that this case has no merit and the outcome will have no material effect on its financial position or results of operations.

NOTE 12 - SUBSEQUENT EVENTS

Board of Director Member

On July 19, 2013, the Company appointed John Payne as a member of the board of directors.  As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Mr. Payne in July, 2013, at an exercise price of $.38 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  In addition, Mr. Payne will receive $10,000 for each annual term served, paid quarterly.

GNRP

On July 19, 2013, the board of directors passed a Resolution whereby the Company agreed to repay its debt of $277,064 to Great Northern Reserve Partners (GNRP) in cash rather than in common stock (see Note 8 – Obligation to Issue Common Stock).

HEP Investments

From July 1, 2013 to August 8, 2013, the Lender has advanced the Company an additional $342,408 for a total amount advanced of $3,050,000.  Amounts advanced under the Note are (i) secured by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market for the first $2,707,592 and the remainder is convertible into the Company’s restricted common stock at the lesser of $.22 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the OTC market, and (iii) bear interest at the rate of 11% per annum (see Note 6 – Convertible Debt).

The Venture Group, LLC

As of July 22, 2013, The Venture Group, LLC completed the full $500,000 funding, with the last $86,000 received on July 22, 2013.  Upon this final funding, the Company will issue 200,000, 2 year common stock warrants exercisable at $.15 per share to Oxford Holdings, LLC (“Oxford”) pursuant to a Termination and Mutual Release Agreement reached between the Company and Oxford.

Also, as a result of the completed funding the Company must issue an additional 280,000, 3 year common stock warrants exercisable at $.12 per share to The Venture Group, LLC pursuant the terms of the Subscription Agreement and Subordinated Convertible Promissory Note dated January 26, 2012 (see Note 6 – Convertible Debt).

Stock Issuances

As of August 6, 2013, the Company has received an aggregate of $325,000 from the sale of units of 1,477,273 shares of common stock and 147,727 common stock warrants at $.22 per unit. The warrants will be exercisable at $.22 per share and will expire in three (3) years from the date of issuance.

In addition, the Company received $6,000 from the exercise of 50,000 common stock warrants at $.12 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•our ability to raise the funds we need to continue our operations;

•our goal to increase our revenues and become profitable;

•regulation of our product;

•market acceptance of our product and derivatives thereof;

•the results of current and future testing of our product;

•the anticipated performance and benefits of our product;

•the ability to generate licensing fees; and

•our financial condition or results of operations.

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

Results of Operations for the Three Months ended June 30, 2013 and 2012.

Net Sales.

We had no sales during the three months ended June 30, 2013 and 2012.  We implemented a new business model starting in 2012, and expect to derive future income the from licensing and sale of the natural bioactive ingredients derived from algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.  We do not believe it likely that we will have significant sales in 2013.

Cost of Sales.

We had no cost of sales during the three months ended June 30, 2013 and 2012.

Research and Development Expenses.

For the three months ended June 30, 2013, we incurred $310,917 in research and development expenses, as compared to $182,417 for the comparable period in 2012.  These expenses are mainly comprised of costs associated with external research. Our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy cholesterol balance.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the three months ended June 30, 2013 and 2012.

General and Administrative Expenses.

General and administrative expenses were $472,003 for the three months ended June 30, 2013, as compared to $162,453 for the comparable prior period.  The increase in general and administrative expense during 2013 is due primarily to a warrant granted to the Chief Financial Officer for 557,000 shares of common stock whereby the Company recorded a compensation expense (non-cash) of $251,000.

Professional and Consulting Expenses.

Professional and consulting expenses were $99,480 for the three months ended June 30, 2013, as compared to $136,914 for the comparable prior period.  The decrease in professional and consulting expense during 2013 is due primarily to a reduction in of in legal fees offset by an increase in the use of outside business consultants.

Results of Operations for the six months ended June 30, 2013 and 2012.

Net Sales.

We had no sales during the six months ended June 30, 2013 and 2012.  We implemented a new business model starting in 2012, and expect to derive future income the from the licensing and sale of  natural bioactive ingredients derived from algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.  We do not believe it likely that we will have significant sales in 2013.

Cost of Sales.

We had no cost of sales during the six months ended June 30, 2013 and 2012.

Research and Development Expenses.

For the six months ended June 30, 2013, we incurred $440,365 in research and development expenses, as compared to $305,468 for the comparable period in 2012.  These expenses are mainly comprised of costs associated with external research. Our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy cholesterol balance.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the six months ended June 30, 2013 and 2012.

General and Administrative Expenses.

General and administrative expenses were $736,416 for the six months ended June 30, 2013, as compared to $315,938 for the comparable prior period.  The increase in general and administrative expense during 2013 is due primarily to a warrant granted to the Chief Financial Officer for 557,000 shares of common stock whereby the Company recorded a compensation expense (non-cash) of $251,000.

Professional and Consulting Expenses.

Professional and consulting expenses were $240,956 for the six months ended June 30, 2013, as compared to $367,597 for the comparable prior period.  The decrease in professional and consulting expense during 2013 is due primarily to a reduction in legal fees and offset by an increase in the use of outside business consultants.

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

As of August 8, 2013, we had a cash balance of approximately $700,000.  We have incurred significant net losses since inception, including a net loss of $5,676,436 for the six months ended June 30, 2013. We have, since inception, consistently incurred negative cash flow from operations. During the six months ended June 30, 2013, we incurred negative cash flows from operations of $1,408,181.  As of June 30, 2013, we had a working capital deficiency of $8,211,954 and a stockholders’ deficiency of $8,610,493.  Although we recently raised a limited amount of capital, we have a near term need for additional capital.

During the six months ended June 30, 2013, our operating activities used $1,408,181 in cash, an increase of $460,180 from the comparable prior period.  The approximate $460,200 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $3,869,000 increase in net loss, offset by $3,900,000 in non-cash expenses and a $51,000 change (increase) in prepaid expenses, a $198,000 change (decrease) in accounts payable, a $263,000 change (decrease) in deferred revenue and customer deposits, offset by a $16,000 change (increase) in accrued liabilities.

Our financing activities generated $1,615,600, a $794,300 increase from the comparable prior period. The increase in cash provided by financing activities was due primarily to a $743,000 increase in proceeds from the issuance of convertible debentures, a $35,000 increase in proceeds from sales of common stock and exercise of warrants, a decrease of $35,000 in payment of deferred finance costs offset by a decrease of $26,000 decrease in loans payable – other.

Although we raised a limited amount of capital during 2012 and the six months of 2013, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research programs.

We estimate that we will require approximately $2,500,000 in cash over the next 12 months in order to fund our normal operations and research and development activities. Based on this cash requirement, we have a near term need for substantial additional funding.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise capital from outside sources. If we are unable to raise the required funding, we will have to curtail our research and development and other activities, in which case, there could be a material adverse effect on our business.

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.  For the six months ended June 30, 2013, we recognized $1,382,376 in expense for financial statement purposes, due to the change in fair value of derivative liabilities as of June 30, 2013.  We may incur income or expense in future periods arising out of changes in the fair value of derivative liabilities.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2013, the Company issued Convertible debentures in the principal amount of $1,500,000 (convertible into common stock at $.12 per share), for gross proceeds of $1,500,000.

During the six months ended June 30, 2013, the Company issued 682,000 shares common stock for gross proceeds of $85,000.

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

Item 5.  Other Information

From July 1, 2013 through August  8, 2013: 1) we received $86,000 from the Venture Group which completed their total funding commitment of $500,000, 2) received $6,000 from the sale of common stock through the exercise of a warrant, 3) received $325,000 from the sale of common stock by subscription agreements and 4) received $342,408 from HEP Investments, for a total cumulative funding of $3,050,000 relating to their additional funding relating of the First Amendment to Loan Agreement under which the Lender has agreed to advance up to a total of $3,750,000.

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

Date: August 12, 2013

By:  /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer