Form 10-Q
period 2013-09-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2013-11-12
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number:  000-30415

Health Enhancement Products, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2804 Orchard Lake Rd., Suite 202, Keego Harbor, MI 48320

(Address of principal executive offices)

(248) 452 9866

(Issuer’s telephone number)

7 West Square Lake Road, Bloomfield Hills, MI 48302

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 114,599,163 shares of common stock, $0.001 par value, outstanding at November 6, 2013.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$281,166	$47,147
Prepaid Expenses	97,394	8,701
Miscellaneous Receivable	118,467	-
Deferred Finance Costs	21,941	34,957
Total Current Assets	518,968	90,805
PROPERTY AND EQUIPMENT, NET	100,000	13,203
OTHER ASSETS:
Definite-life intangible Assets, net	-	6,234
Pending patents acquired	1,391,281	-
Deposits	845	123,762
Total Other Assets	1,392,126	129,996
	$2,011,094	$234,004
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$938,752	$938,640
Customer deposits	-	27,837
Loan Payable – Other	-	243,592
Loan Payable – Related Party	-	15,362
Obligation to issue common stock and warrants	-	337,478
Convertible Debenture Payable, less discount of $353,866 and $517,542 at September 30, 2013 and December 31, 2012
	1,531,734	482,458
Derivative Liability	8,849,870	1,026,128
Deferred Rent	-	19,110
Accrued Liabilities	685,349	270,682
Total Current Liabilities	12,005,705	3,361,287
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $1,807,349 and $223,692 at September 30, 2013 and December 31, 2012
	542,651	593,908
Deferred revenue, noncurrent	-	235,000
Total Long term Liabilities	542,651	828,908

TOTAL LIABILITIES	12,548,356	4,190,195
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized 113,616,163 and 105,317,816 issued and outstanding at at September 30, 2013 and December 31, 2012

	113,616	105,318
Additional Paid-In Capital	32,216,425	28,448,705
Accumulated deficit	(42,869,303)	(32,510,214)
Total Stockholders' Deficit	(10,537,262)	(3,956,191)
	$2,011,094	$234,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	Months ended	Months ended	Months ended	Months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

REVENUES:	$-	$-	$-	$-

COSTS AND EXPENSES:
General and Administrative	339,409	317,728	1,075,825	735,666
Professional fees and Consulting expense	277,930	97,075	518,886	362,672
Research and Development	270,811	238,462	711,176	543,930

Total Costs and Expenses	888,150	653,265	2,305,887	1,642,268

LOSS FROM OPERATIONS	(888,150)	(653,265)	(2,305,887)	(1,642,268)

OTHER INCOME (EXPENSE):
Other Income	-	-	262,837	-
Fair Value Adjustment of Derivative Liability
	(1,754,053)	330,323	(3,136,429)	709,638
Amortization of Debt Discount	(464,012)	(195,905)	(925,107)	(482,247)
Amortization of Deferred Finance Costs	(13,016)	(60,669)	(13,016)	(72,154)
Finance Costs	(1,467,608)	55,794	(4,039,519)	(772,135)
Interest expense	(93,813)	(36,340)	(199,968)	(108,169)
Total Other Income (Expense)	(3,792,502)	93,203	(8,051,202)	(725,067)

NET LOSS	$(4,680,652)	$(560,062)	$(10,357,089)	$(2,367,335)

BASIC AND DILUTED LOSS PER SHARE
	$(0.04)	$(0.01)	$(0.10)	$(0.02)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING

	110,378,102	101,786,604	108,658,687	100,679,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2013	September 30, 2012

Cash Flows for Operating Activities:
Net (Loss)	$(10,357,089)	$(2,367,335)
Adjustments to reconcile net loss to net cash used by operating activities:

Warrants issued for services rendered	338,150	-
Warrants issued for Directors' Fees	21,953	34,935
Finance costs paid in stock and warrants	1,009,802	821,340
Amortization of deferred finance costs	13,016	12,868
Deferred finance costs	2,930,020	-
Amortization of debt discount	925,107	477,948
Amortization of intangibles	6,234	726
Depreciation expense	13,203	50,862
Fair value adjustment of Derivative Liability	3,136,429	(709,638)
(Decrease) in deferred rent	(19,110)	(84,626)
Changes in assets and liabilities:
(Increase) in prepaid expenses	(88,693)	(8,939)
(Increase) in miscellaneous receivable	(118,467)	-
Decrease (Increase) in security deposits	122,917	(845)
Increase in accounts payable	112	214,067
(Decrease) in deferred revenue	(235,000)	-
(Decrease) in customer deposits	(27,837)	-
Increase in accrued liabilities	137,602	142,060
Net Cash (Used) by Operating Activities	(2,191,651)	(1,416,577)

Cash Flows from Investing Activities:
Capital expenditures	-	(3,500)
Purchase of Pending Patents	(331,377)	-
Net Cash (Used) by Investing Activities	(331,377)	(3,500)

Cash Flow from Financing Activities:
Proceeds from Loan Payable, other	-	123,000
Repayment of Loan Payable, related party	(362)	-
Payment of loan payable, other	(258,591)	-
Payment of Deferred Finance Costs	-	(34,958)
Payments of other borrowings	-	(7,682)
Proceeds from issuance of convertible debentures	2,468,000	732,000
Proceeds from sale of common stock and exercise of warrants	548,000	389,308
Net Cash Provided by Financing Activities	2,757,047	1,201,668

Increase (Decrease) in Cash	234,019	(218,409)
Cash at Beginning of Period	47,147	225,696
Cash at End of Period	$281,166	$7,287

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS [Continued]

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2013:

During the quarter ended March 31, 2013, the Company issued 21,111 shares of its common stock in return for a cashless exercise of 35,000 common stock warrants.

During the quarter ended March 31, 2013, the Company recorded $377,088 in discounts on 11% convertible debentures.

During the quarter ended March 31, 2013, $15,000 in Loans Payable – Related Party was transferred to Loans Payable – Other (HEP Investments, LLC) pursuant to a Participation Agreement entered into by the two parties on March 18, 2013 (See Note 6 – Convertible Debt).

During the quarter ended June 30, 2013, the Company issued 1,191,182 shares of its common stock in return for the cashless exercise of 1,900,000 common stock warrants.

During the quarter ended June 30, 2013, the Company recorded $1,000,000 in discounts on 11% convertible debentures.

During the quarter ended June 30, 2013, the Company issued 600,000 shares of its common stock valued at $72,000 as consideration for payment of Obligations to Issue Common Stock.

During the quarter ended September 30, 2013, the Company issued 2,577,565 shares of its common stock valued at $1,159,904 for the purchase of assets from Essex Angel Capital (see Note 10).

During the quarter ended September 30, 2013, the Company recorded $968,000 in discounts on 11% convertible debentures.

During the quarter ended September 30, 2013, a significant shareholder converted $50,000 of 1% convertible debentures into 1,000,000 shares of the Company’s common stock.

During the quarter ended September 30, 2013, $289,592 in Loans Payable – Other (HEP Investments LLC and Venture Group, LLC - See Note 6 – Convertible Debt) were converted to 11% convertible debentures.

During the nine months ended September 30, 2013, the Company established additional Derivative Liabilities of $4,687,312 consisting of unamortized debt discounts of $2,177,088 and finance costs valued at $2,510,224.

Nine Months Ended September 30, 2012:

During the quarter ended March 31, 2012, the Company recorded $332,000 in discounts on 11% convertible debentures.

During the quarter ended June 30, 2012, the Company recorded $500,000 in discounts on 11% convertible debentures.

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiaries: HEPI Pharmaceuticals, Inc., WellMetris, LLC, and Zivo Biologic, Inc. – see Note 11 - (collectively, the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2012 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-K filed with the SEC on March 25, 2013.

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013, or any other period.

The Company incurred net losses of $10,357,089 and $2,367,335 for the nine months ended September 30, 2013 and 2012, respectively.  In addition, the Company had a working capital deficiency of $11,486,737 and a stockholders’ deficit of $10,537,262 at September 30, 2013.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first nine months of 2013, the Company raised $548,000 from the sale of 2,809,273 shares of its common stock and the exercise of common stock warrants, as well as $2,468,000 in net proceeds from the issuance of convertible debentures.  There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At September 30, 2013, the Company did not have any cash equivalents.

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

The Company’s financial instruments include cash, accounts payable, loans payable, convertible debentures, obligations to issue common stock, accrued expenses and customer deposits.  All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts payable, loans payable, obligation to issue common stock, accrued expenses, customer deposits and short-term convertible debentures all approximate fair value because of the short maturity of these instruments. The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates. The Company has determined that its Derivative Liability is a Level 3 fair value measurement.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Amortization of deferred financing costs amounted to $13,015 and $72,154 for the nine months ended September 30, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable.  An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

The Company believes its current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates, resulting in the need for an impairment charge in future periods

As described in Note 10, we acquired the assets of Wellness Indicators from Essex Angel Capital.  These assets included intellectual property, including two pending patents. We valued the pending patents at $1,391,281.

During the period ended September 30, 2013, the Company decided that the remainder of the cost of the patents related to its former product ProAlgaZyme should be written off in the amount of $6,234. The decision was based on the lack of revenue generated by this product over the course of the prior year or for the foreseeable future.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company ceased the sales of its sole product in the fourth quarter of 2011, and therefore recognized no provision for the nine months ended September 30, 2013 or September 30, 2012.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the nine months ended September 30, 2013 and 2012, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories:

•

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. Research expenses were approximately $30,351 and $102,440 for the nine months ended September 30, 2013 and 2012, respectively;

•

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $680,825 and $441,490 for the nine months ended September 30, 2013 and 2012, respectively.

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

During the nine months ended September 30, 2013 and 2012, warrants were granted to employees, directors and consultants of the Company.  As a result of these grants, the Company recorded compensation expense of $360,103 and $34,935 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2013	2012
Expected volatility	131.97% to 194.14%	114.66 to 125.11%
Expected dividends	0%	0%
Expected term	3 to 5 years	3 years
Risk free rate	.25% to .27%	.25% to .33%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of September 30, 2013, consisted of 39,165,972 common shares issuable upon conversion of convertible debentures and 16,468,538 common shares issuable upon exercise of outstanding warrants. Potentially dilutive securities as of September 30, 2012, consisted of 18,698,000 common shares issuable upon conversion of convertible debentures and 15,559,877 common shares issuable upon exercise of outstanding warrants.   Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $27,551 and $22,289 for the nine months ended September 30, 2013 and 2012, respectively.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2013 and December 31, 2012 consists of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Furniture and fixtures	$43,017	$51,617
Equipment	60,000	112,879
Leasehold improvements	-	151,859

	103,017	316,355
Less accumulated depreciation and amortization	(3,017)	(303,152)

	$100,000	$13,203

Depreciation and amortization was $13,203 and $50,862 for the nine months ended September 30, 2013 and 2012 respectively.  On March 31, 2013, the lease expired for the office and production space located in Scottsdale, Arizona. Fully depreciated fixed assets of $298,765 were written off as a result of the lease expiration.

On August 19, 2013, the Company acquired assets from Essex Angel Capital (Note 10) for a total of $1,491,281.  $100,000 of the purchase price was allocated to Property and Equipment, and $1,391,281 was allocated to Definite-life intangible assets.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)

Pending patents acquired	$1,405,872	$-
Patent applications pending	-	14,501
Less: Accumulated amortization	(14,501)	(8,267)

	$1,391,281	$6,234

On August 19, 2013, the Company acquired assets from Essex Angel Capital (Note 10) for a total of $1,491,281.  $100,000 of the purchase price was allocated to Property and Equipment, and $1,391,281 was allocated to Defined-life intangible assets. The Company’s definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets, with no residual value. Amortization expense for the nine months ended September 30, 2013 and 2012 were $6,234 and $726, respectively.   As of September 30, 2013, the Company’s management has decided to take an impairment charge of $6,234 representing the unamortized basis of the patents related to the creation and production of its product, ProAlgaZyme which is no longer producing revenue.

NOTE 5 – LOAN PAYABLE

Related Party

During 2012, Christopher Maggiore, a significant shareholder, advanced the Company $15,000.  As of December 31, 2012 this amount was still unpaid.  During the nine months ended September 30, 2013, Mr. Maggiore advanced the Company an additional $447,000.  As discussed in Note 6, this amount was reclassified into convertible debt attributed to HEP Investments, LLC.  As of September 30, 2013, there was no balance due to Mr. Maggiore.

Others

During 2012, the Venture Group loaned the Company $57,000.  During the nine months ended September 30, 2013,  the Venture Group completed its funding relating to the overall financing of $500,000.  All monies owed Venture Group are currently in the form of 11% Convertible Debentures. (See Note 6 – Convertible Debt)

As of December 31, 2012, HEP Investments, LLC had loaned the Company $186,592, as part of its overall funding commitment of $2,000,000. During the nine months ended September 30, 2013, HEP Investments, LLC completed its funding commitment. All monies owed HEP Investments, LLC are currently in the form of 11% Convertible Debentures. (See Note 6 – Convertible Debt)

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011: (i) a Loan Agreement under which the Lender has agreed to advance up to $2,000,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the initial principal amount of $600,000 (“Note”) and (iii) (a) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (b) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in each case order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.

Amounts advanced under the Note are (i) secured by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, (iii) bear interest at the rate of 11% per annum and (iv) must be repaid as follows: accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note, December 1, 2013. The Company issues a Note to the lender upon the advances matching an aggregate amount of $250,000. The Company has also agreed to a specified use of proceeds.  The Note may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

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

On March 18, 2013, the Company was advised of a Participation Agreement between HEP Investments and Christopher Maggiore, a significant shareholder of the Company, whereby Mr. Maggiore has become a member of HEP Investments, LLC. Accordingly, loans made by Mr. Maggiore to the Company aggregating $462,000 ($15,000 at December 31, 2012 and $447,000 during the period January 1, 2013 through March 5, 2013) have been reclassified as loans payable to HEP Investments pursuant to the previously disclosed agreement entered into on December 2, 2011 to invest up to $2,000,000 in convertible notes. Upon this reclassification, HEP Investments reached a $500,000 threshold and these advances were converted to convertible debt.  The Company recorded a debt discount in the amount of $377,088. This represents the future value of the stock to be issued under the terms of the convertible debt. We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: volatility of 160.96%, annual rate of dividends 0% and a risk free interest rate of .25.

Upon reaching a funding level of $2,000,000 the Company was obligated pursuant to the terms of the Note to issue 1,666,667 of its common stock warrants, exercisable at $.12 per share and expiring on September 30, 2016 as well as 600,000 shares of its common stock. The common stock was valued at $192,000 based on a closing share price on April 15, 2013 of $.32 per share. The Company valued the 1,666,667 common stock warrants at $481,110 using the Black Scholes method of valuation using the following assumptions:  exercise price of $.12, a market value of $.32, a remaining term of 3.46 years, volatility of 148.44%, annual rate of dividends of 0% and a risk free interest rate of 0.25%

On April 16, 2013, the Company and Lender, entered into the following documents, effective as of April 15, 2013: (i) First Amendment to Loan Agreement and (ii) an Amended and Restated Senior Secured Convertible Promissory Note. These agreements modified the term of agreements the Company entered into with HEP Investments on December 2, 2011 as discussed above. Pursuant to the terms of the modified agreements the Lender has agreed to advance up to a total of $3,750,000 and extend the due date of each Note, based on a $250,000 tranche, to two years from the date it was issued. The Company determined that the modification of the HEP Investments Loan Agreement was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”.

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

Under the terms of the First Amendment to Loan Agreement and the Amended and Restated Senior Secured Convertible Promissory Note, the Lender agreed to fund the remainder of the notes according to the following time lines:

The tranche between $2 million and $3 million must be funded within 20 days of the execution of the Note (April 15, 2013) in order for the Tranche to be convertible into the Company’s restricted common stock at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market.   If any amount less than $3 million is unfunded  within  the 20 day period, then the Tranche in excess of $2 million is convertible into the Company’s restricted common stock at the lesser of $.22 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market.  On August 1, 2013, the Board of Directors authorized the Company to accept $281,000 received through May 10, 2013 of funding from HEP Investments with the conversion rate at $.12.

The tranche between $3 million and $3.75 million must be funded within 90 days of the execution of the Note and is convertible into the Company’s restricted common stock at the lesser of $.22 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market.  From the period July 1, 2013 through September 30, 2013, HEP Investments funded an additional $592,408.  On August 1, 2013 and September 16, 2013 the Board of Directors authorized the Company to accept an additional $592,408 of funding from HEP Investments with the conversion rate at $.22.  As of September 30, 2013, HEP Investments has funded a total of $3.3 million ($2,707,592 to be converted at $.12 and $592,408 to be converted at $.22).

Amounts advanced under the Note continue to be  (i) secured by all the Company’s assets, (ii) bear interest at the rate of 11% per annum and (iii) must be repaid as follows: accrued interest must be paid on the first and second anniversary of the $250,000 tranche and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Tranche (the Tranche of September 30, 2013 is funded at $300,000 with the same terms as described above). As of September 30, 2013, there was accrued but unpaid interest due HEP Investments of $110,000 relating to $1,000,000 in investments that reached their first anniversaries between the fourth quarter of 2012 and the third quarter of 2013.

The agreements made with HEP Investments on December 2, 2011 regarding the Company’s obligation to not make any changes to senior management without the prior written consent of the Lender and the Lender’s right to have two representatives attend Board of Director meetings as non-voting observers, for as long as there is any outstanding debt remains in effect.

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

During the three months ended September 30, 2013, HEP Investments advanced the Company an additional $592,408.  HEP Investments has reached a $3,300,000 threshold (including monies advanced since September 2011) and these advances have been converted into convertible debt.  The Company recorded a debt discount in the amount of $800,000 during the quarter ended September 30, 2013.  This represents the future value of the stock to be issued under the terms of the convertible debt. We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 139.26%-147.03%, annual rate of dividends 0% and a risk free interest rates of 0.33-0.34%.

The Venture Group, LLC

On January 27, 2012, the Company and The Venture Group, LLC, a Maryland limited liability company (“Venture Group”), entered into the following agreements, effective as of January 26, 2012: (i) a Subscription Agreement under which the Lender has agreed to advance $500,000 to the Company, as follows:  $332,000 on January 26, 2012, which advance has been made, and $168,000 by February 3, 2012, (ii) a Subordinated Convertible Promissory Note in the principal amount of $500,000 (“Note”); (iii) (a) a Security Agreement, under which the Company granted the Lender a subordinated security interest in all of its assets and (b) an IP security agreement under which the Company granted the Lender a subordinated security interest in all its intellectual properties, including patents, to secure its obligations to the Lender under the Note and related documents; and (iv) a Termination and Mutual Release Agreement under which the Company and Venture Group terminated their prior agreements and released each other from any liability, including liabilities related to the financing agreements they previously executed (See Form 8-K Current Report dated December 2, 2011). In addition, the Company and Oxford Holdings LLC entered into a Termination and Release Agreement under which the Company and Oxford Holdings, LLC terminated their prior agreement and Oxford Holdings released the Company from any liability, including liabilities related to the agreement they previously executed.  The Company also acknowledged an intercreditor agreement between Venture Group and HEP Investments, LLC, the Company senior secured lender.  As of September 30, 2013, Venture Group completed its funding of $168,000 to the Company.  The total $500,000 has been classified as a convertible debenture payable.

As a result of the completed funding the Company must issue an additional 280,000, 3 year common stock warrants exercisable at $.12 per share to The Venture Group, LLC pursuant to the terms of the Subscription Agreement and Subordinated Convertible Promissory Note dated January 26, 2012.

Convertible debt consists of the following:
	September 30, 2013	December 31, 2012
	(Unaudited)
1% Convertible notes payable, net of unamortized discount of $12,694 and $45,300 respectively, due at various dates ranging from January 2014 to September 2014	$422,906	$440,300

11% Convertible notes payable, net of unamortized discount of $2,148,521 and $695,935, respectively, due at various dates ranging from December 2013 to September 2015	1,651,479	636,066
	2,074,385	1,076,366
Less: Current portion	1,531,734	482,458

Long term portion	$542,651	$593,908

Amortization of the debt discount on the remaining notes was $925,107 and $477,948 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 7 - DERIVATIVE LIABILITY

In connection with the funding agreement signed December 1, 2011 with HEP Investments, LLC, the Company recorded a derivative liability of $552,988.  This represents the future value of the stock to be issued under the terms of the convertible debt.  This derivative liability was valued utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.17, expected volatility of 151.45% over the two year contractual life of the note, an annual rate of dividends 0% and a risk free interest rate of .27%.  In addition, the Company has recognized other income of $24,422 representing the change in fair value of this derivative liability as of December 31, 2011.  The derivative liability was marked to fair value at December 31, 2011 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.25, a volatility of 151.49% over the remaining 1.92 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .25%.

On April 4, 2012, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $496,375 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.29, an expected volatility of 143.36% over the remaining 1.66 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .25%.

On May 8, 2012, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $507,916 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.29, an expected volatility of 140.93% over the remaining 1.57 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .25%.

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

On March 18, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $377,088 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.22, an expected volatility of 160.96% over the remaining 0.71 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .25%.

On April 10, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $616,040 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.35, an expected volatility of 151.37% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .24%.

On April 16, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $518,756 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.30, an expected volatility of 151.72% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .24%.

On April 29, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $856,410 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.47, an expected volatility of 153.70% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .20%.

On May 7, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $916,028 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.50 an expected volatility of 153.46% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .22%.

On July 15, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $504,699 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.32 an expected volatility of 146.56% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .34%.

On July 25, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $418,790 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.46 an expected volatility of 147.03% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .32%.

On September 30, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $479,502 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.45 an expected volatility of 139.26% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .33%.

On September 30, 2013, the Company valued the derivative liability at $8,849,870 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.45, an expected volatility of 139.26% over the remaining contractual lives of the note ranging from 0.42-1.85 years, an annual rate of dividends of 0%, and a risk free rate of .33%. The fair value of the derivative increased by $ $3,136,429 which has been recorded in the statement of operations for the nine months ended September 30, 2013.

NOTE 8 – OBLIGATION TO ISSUE COMMON STOCK

As of December 31, 2012, the Company was obligated to issue an aggregate of 1,740,698 shares of common stock valued at $337,478 to certain investors and Great Northern Reserve Partners, LLC (“GNRP”), a former consultant (Andrew Dahl, CEO of the Company, was principal partner of GNRP).

As of September 30, 2013, the Company has reclassified its obligation to issue an aggregate of 1,385,320 shares of common stock valued at $277,064 to GNRP to accrued liabilities. This reclassification is the result of a Board Resolution passed on July 19, 2013 whereby the Company agreed to repay its debt to GNRP in cash rather than in common stock.

During the quarter ended June 30, 2013, the Company issued 600,000 shares of common stock valued at $72,000 to HEP Investments, LLC according to the terms of a Convertible Note (see Note 6 – Convertible Debt).

During the quarter ended September 30, 2013, the Company recorded $21,327 in additional obligations to issue common stock.

During the quarter ended September 30, 2013, the Company issued 99,217 shares of common stock valued at $40,802 to HEP Investments, LLC according to the terms of a Convertible Note in order to satisfy the remaining balance of $21,600. This transaction resulted in finance costs of $19,202 being recorded (see Note 6 – Convertible Debt).

NOTE 9 – SETTLEMENT AGREEMENT

On January 9, 2012, a dispute arose when Zus Health attempted to assign its License Agreement to Ceptazyme.  The Company notified Ceptazyme (i) that there was no agreement between the Company and Ceptazyme, as the Company had not approved any assignment of the License Agreement by Zus Health to Ceptazyme and (ii) that, even if there had been a valid assignment to Ceptazyme, Ceptazyme had committed multiple material breaches of the agreement.  The Company believed that Ceptazyme (i) failed to market the Company’s product in a manner compliant with state and federal regulations, and (ii) allowed its distributors to make claims and representations that were not in compliance with applicable regulations, among many other breaches.  As a result, the Company filed a lawsuit in Michigan against Zus Health and Ceptazyme on January 16, 2012, alleging breach of contract.  Ceptazyme responded by filing suit in Utah against the Registrant on January 24, 2012, also alleging, breach of contract.

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

As compensation for joining the board of directors in June of 2012, the Company granted warrants to purchase 50,000 shares of common stock to Brian Young.  The warrants were granted with an exercise price of $.12 per share, have a term of three years and vested as follows: 12,500 vested on the grant date, 12,500 vested on September 30, 2012, 12,500 vested on December 31, 2012 and 12,500 vested on March 31, 2013.  The warrants were valued at $8,921 using the Black Scholes pricing model relying on the following assumptions: volatility 114.66%; annual rate of dividends 0%; discount rate 0.25%.  In addition, Mr. Young will receive $10,000 for each annual term served, paid quarterly.  Mr. Young left the board of directors in June of 2013 after serving his one year term.

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

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to John B. Payne in July, 2013, at an exercise price of $.38 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $17,187 using the Black Scholes pricing model relying on the following assumptions: volatility 143.37%; annual rate of dividends 0%; discount rate 0.25%.  In addition, Mr. Payne will receive $10,000 for each annual term served, paid quarterly.

The company recorded Directors Fees of $46,627 during the nine months ended September 30, 2013, representing the fees expensed and the value of the vested warrants described above.

Stock Issuances

During the three months ended March 31, 2013, an investor received 21,111 shares as part of a cashless exercise of 35,000 common stock warrants that had an exercise price of $.10.

During the three months ended June 30, 2013, investors received 1,191,181 shares as part of cashless exercises of 1,900,000 common stock warrants that had exercise prices at $.15. In addition the Company received proceeds of $85,000 from the exercise of 682,000 common stock warrants.

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

On July 1, 2013, the Company Board of Directors granted a consultant to the Company 250,000, 5 year common stock warrants, exercisable at $.33 per share. These warrants were valued at $87,510 using the Black Scholes valuation method of valuation using the following assumptions:  closing stock price of $.36 an expected volatility of 190.15% a five year term, an annual rate of dividends of 0%, and a risk free rate of .25%.

On July 22, 2013, the company issued 280,000, 3 year common stock warrants, exercisable at $.12 per share. These warrants were valued at $108,390 using the Black Scholes valuation method of valuation using the following assumptions:  closing stock price of $.43 an expected volatility of 146.36% a three year term, an annual rate of dividends of 0%, and a risk free rate of .32%.

During the three months ended September 30, 2013, the Company received proceeds of $548,000 from the issuance of 2,077,273 shares of common stock and the exercise of 50,000 common stock warrants.

During the three months ended September 30, 2013, the Company issued 1,000,000 shares of its common stock upon conversion of $50,000 of 1% convertible debentures at $.05 per share.

During the three months ended September 30, 2013, the Company issued 99,217 shares of its common stock valued at $40,802 and 858,936 common stock warrants valued at $356,304 using the Black Scholes method of valuation (see Note 6 – Convertible Debt). We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 139.26%-147.03%, annual rate of dividends 0% and a risk free interest rates of 0.33-0.34%.

During the three months ended September 30, 2013, the Company issued 2,577,565 shares of its common stock valued at $1,159,904 for the purchase of assets from Essex Angel Capital (see below).

Purchase of Assets

On April 15, 2013, the Company and Essex Angel Inc. (“Essex”) entered into an Asset Purchase Agreement (previously disclosed in a Current Report on Form 8-K dated April 19, 2013).  Essex held $1,350,000 in senior secured convertible debentures and secured convertible debentures in Wellness Indicators, Inc. (“Wellness”), an Illinois based company.  Essex, along with other secured lenders held a total of $2,000,000 of secured debt.  Essex foreclosed on certain assets, consisting principally of intellectual property (the “Assets”), that secured Wellness’ obligation under the debentures.  Upon the foreclosure and acquisition of all right, title and interest in and to the Assets  pursuant to its 1st perfected security interest in the Assets, the Company purchased the Assets from Essex for $1,100,000, paid in the common stock of the Company with each such share being issued at the lesser of (i) $0.31 per share; or (ii) a price equal to the weighted average price of said shares on the OTCBB for 20 consecutive trading days ending on the date of Closing (date of such closing being the “Closing Date”) plus a 20% premium amount.

On August 19, 2013 (previously disclosed in a Current Report on Form 8-K dated August 20, 2013), the Company completed the acquisition from Essex of certain assets, consisting principally of pending patents (the “Assets”) of Wellness.  Essex held senior secured convertible debentures and secured convertible debentures in Wellness.  Essex foreclosed and acquired all rights, title and interest in and to the Assets pursuant to its 1st perfected security interest in the Assets.

The Company purchased the Assets from Essex for $1,100,000.  $801,507 was paid in common stock with the remainder of $298,493 paid in cash.  There were 2,577,565 shares of common stock issued, valued at $0.31 per share.  Based on the current market price of the stock at the time of issuance, the Company recorded the 2,577,565 shares of common stock issued at $1,159,904.  The Company also incurred an additional $32,884 in transaction costs, for a total transaction cost of $1,491,281.  The Company acquired both furniture and equipment, along with 2 pending patents.  The Company valued the furniture and equipment at $100,000 and the pending patents (defined-life intangible assets) at $1,391,281.

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	September 30, 2013		December 31, 2012
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	16,365,209	$ 0.17	20,413,430	$ 0.19
Issued	4,270,330	0.17	1,425,112	0.12
Exercised	(2,667,000)	0.15	(583,333)	0.15
Expired	(1,500,000)	0.32	(4,890,000)	0.23

Outstanding, end of period	16,468,539	$ 0.15	16,365,209	$ 0.17

Warrants outstanding and exercisable by price range as of September 30, 2013 were as follows:

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual	Exercise		Average
Range of	Number	Life in Years	Price	Number	Exercise Price

$0.12	3,439,438	2.57	$0.12	3,426,938	$ 0.12
0.125	6,720,097.86		0.125	6,720,097	0.125
0.15	1,550,000.96		0.15	1,550,000	0.15
0.22	477,004	2.94	0.22	477,004	0.22
0.225	200,000.25		0.225	200,000	0.225
0.25	3,732,000	1.42	0.25	3,732,000	0.25
0.33	250,000	4.75	0.33	250,000	0.33
0.38	50,000	2.80	0.38	25,000	0.38
0.40	50,000	2.69	0.40	12,500	0.40

	16,468,539	1.48		16,393,539	$ 0.16

NOTE 11- FORMATION OF SUBSIDIARIES

WellMetris, LLC

During the period ended September 30, 2013, the Company formed WellMetris, LLC, a Delaware Limited Liability Company for the purpose of developing, manufacturing and marketing a non-invasive urinary wellness test. WellMetris is 100% owned by the Health Enhancement Products, Inc..

Zivo Biologic, Inc.

During the period ended September 30, 2013, the Company formed Zivo Biologic, Inc., a Delaware Company, for the purpose of manufacturing and commercialization of proprietary ingredients for non-medicinal animal health applications. Zivo Biologic is 100% owned by the Health Enhancement Products, Inc..

NOTE 12- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated, December 16, 2011. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl will be compensated as follows:  he will receive an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  As of September 30, 2013, none of the milestones referred to had been achieved and there has been no notice of contract termination.

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

NOTE 13 - SUBSEQUENT EVENTS

HEP Investments

On October 28, 2013, the HEP Investments advanced the Company an additional $250,000 for a total amount advanced of $3,550,000.  Amounts advanced under the Note are (i) secured by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at the lesser of $.30 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, and (iii) bear interest at the rate of 11% per annum (see Note 6 – Convertible Debt).

Stock Issuances

Subsequent to September 30, 2013, the Company has received $6,500 in aggregate proceeds from two shareholders upon the exercise of 33,000 common stock warrants.

Convertible Debt

On October 27, 2013, the Company was notified that a significant stockholder and the holder of 1% Convertible Debentures of their intention to convert six (6) notes in the principal amount of $70,000 with various due dates and conversion prices, into 950,000 shares of the Company’s common stock during the fourth quarter of 2013.

On November 8, 2013, the Company was notified of the intention that a holder of 11% Convertible Debentures will convert the principal amount of $150,000 of their notes into 1,250,000 shares of the Company’s common stock during the fourth quarter of 2013.

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

Results of Operations for the Three Months ended September 30, 2013 and 2012.

Net Sales.

We had no sales during the three months ended September 30, 2013 and 2012.

Health Enhancement Products, Inc.

We implemented a new business model starting in 2012, and expect to derive future income the from licensing and sale of the natural bioactive ingredients derived from algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  This algal culture is capable of producing natural, biologically active compounds that address autoimmune response, inflammation, oxidative stress and cholesterol balance, among other conditions; a portfolio of natural products from a proprietary mixed algal culture.

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

WellMetris, LLC

On August 19, 2013, we bought from Essex Angel Inc. (“Essex”) the assets of Wellness Indicators, Inc. (“Wellness”), consisting principally of pending patents of Wellness.  In September 2013, we assigned the pending patents acquired into a wholly-owned company, WellMetris, LLC (WellMetris).

The Company plans that WellMetris will be engaged in the business of developing, manufacturing and marketing non-invasive urinary wellness tests.  These first-to-market tests are intended to provide individuals the information and opportunity to optimize their health and identify future health risks, and to provide insurers, employers and healthcare providers timely information to intervene with wellness programs, fitness regimes or other preventative measures.

Cost of Sales.

We had no cost of sales during the three months ended September 30, 2013 and 2012.

Research and Development Expenses.

For the three months ended September 30, 2013, we incurred $270,811 in research and development expenses, as compared to $238,462 for the comparable period in 2012.  These expenses are mainly comprised of costs associated with external research. Our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. Our scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy cholesterol balance.  There is also research and development expenses spent related to completing the test strip development, the reader devices and the related software.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the three months ended September 30, 2013 and 2012.

General and Administrative Expenses.

General and administrative expenses were $339,409 for the three months ended September 30, 2013, as compared to $317,728 for the comparable prior period.  The increase in general and administrative expense during 2013 is due to additional staff.

Professional and Consulting Expenses.

Professional and consulting expenses were $277,930 for the three months ended September 30, 2013, as compared to $97,075 for the comparable prior period.  The increase in professional and consulting expense during 2013 is due to the following: 1) to a warrant granted to a consultant for 250,000 shares of common stock whereby the Company recorded an expense (non-cash) of $87,510, and 2) additional legal fees incurred related to the increase in business activity.

Results of Operations for the nine months ended September 30, 2013 and 2012.

Net Sales.

We had no sales during the nine months ended September 30, 2013 and 2012.

Health Enhancement Products, Inc.

We implemented a new business model starting in 2012, and expect to derive future income the from licensing and sale of the natural bioactive ingredients derived from algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  This algal culture is capable of producing natural, biologically active compounds that address autoimmune response, inflammation, oxidative stress and cholesterol balance, among other conditions; a portfolio of natural products from a proprietary mixed algal culture.

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

WellMetris, LLC

On August 19, 2013, we bought from Essex Angel Inc. (“Essex”) the assets of Wellness Indicators, Inc. (“Wellness”), consisting principally of pending patents of Wellness.  In September 2013, we assigned the pending patents acquired into a wholly-owned company, WellMetris, LLC (“WellMetris”).

The Company plans that WellMetris will be engaged in the business of developing, manufacturing and marketing non-invasive urinary wellness tests.  These first-to-market tests are intended to provide individuals the information and opportunity to optimize their health and identify future health risks, and to provide insurers, employers and healthcare providers timely information to intervene with wellness programs, fitness regimes or other preventative measures.

Cost of Sales

We had no cost of sales during the nine months ended September 30, 2013 and 2012.

Research and Development Expenses.

For the nine months ended September 30, 2013, we incurred $711,176 in research and development expenses, as compared to $543,930 for the comparable period in 2012.   These expenses are mainly comprised of costs associated with external research. Our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. Our scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy cholesterol balance.  There is also research and development expenses spent related to completing the test strip development, the reader devices and the related software.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the nine months ended September 30, 2013 and 2012.

General and Administrative Expenses.

General and administrative expenses were $1,075,825 for the nine months ended September 30, 2013, as compared to $735,666 for the comparable prior period.  The increase in general and administrative expense during 2013 is due primarily to a warrant granted to the Chief Financial Officer for 557,000 shares of common stock whereby the Company recorded a compensation expense (non-cash) of $251,000.

Professional and Consulting Expenses.

Professional and consulting expenses were $518,886 for the nine months ended September 30, 2013, as compared to $362,672 for the comparable prior period.  The increase in professional and consulting expense during 2013 is due to the following: 1) to a warrant granted to a consultant for 250,000 shares of common stock whereby the Company recorded an expense (non-cash) of $87,510, and 2) additional legal fees incurred related to the increase in business activity.

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

As of November 6, 2013, we had a cash balance of approximately $200,000.  We have incurred significant net losses since inception, including a net loss of $10,357,089 for the nine months ended September 30, 2013. We have, since inception, consistently incurred negative cash flow from operations. During the nine months ended September 30, 2013, we incurred negative cash flows from operations of $2,191,651.  As of September 30, 2013, we had a working capital deficiency of $11,486,737 (excluding the

Derivative Liability of $8,849,870, the working capital deficiency is $ 2,636,867) and a stockholders’ deficiency of $10,537,262. Although we recently raised a limited amount of capital, we have a near term need for additional capital.

During the nine months ended September 30, 2013, our operating activities used $2,191,651 in cash, an increase of $775,074 from the comparable prior period.  The approximate $775,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $7,990,000 increase in net loss, offset by $7,771,000 in non-cash expenses and a $80,000 change (increase) in prepaid expenses, and a $263,000 change (decrease) in deferred revenue and customer deposits.

Our investing activities resulted in cash expenditures of approximately $331,000 relating to the purchase of the intangible assets of Wellness Indicators from Essex Angel Capital.

Our financing activities generated approximately $2,757,000, an approximate $1,555,000 increase from the comparable prior period. The increase in cash provided by financing activities was due primarily to a $1,736,000 increase in proceeds from the issuance of convertible debentures, an approximate$158,700 increase in proceeds from sales of common stock and exercise of warrants, a decrease of approximately $35,000 in payment of deferred finance costs offset by a decrease of approximately $374,000 in loans payable.

Although we raised a limited amount of capital during 2012 and the nine months of 2013, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research programs.

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

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation. For the nine months ended September 30, 2013, we recognized $3,136,429 in expense for financial statement purposes, due to the change in fair value of derivative liabilities as of September 30, 2013.  We may incur income or expense in future periods arising out of changes in the fair value of derivative liabilities.

Seasonality

Based on our business model implemented at the beginning of 2013, anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, b) bulk sales of such ingredients and c) developing, manufacturing and marketing non-invasive urinary wellness tests.  We do not anticipate that these will be affected by seasonality.

Staffing

We have conducted all of our activities since inception with a minimum level of qualified staff.  We currently do not expect a significant increase in staff until we receive additional funding.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2013, the Company issued Convertible debentures in the principal amount of $2,468,000 ($1,875,592 to be converted at $.12 per share and $592,408 to be converted at $.22 per share), for gross proceeds of $2,468,000.

During the nine months ended September 30, 2013, the Company issued 1,212,293 shares common stock in return for a cashless exercise of 1,900,000 common stock warrants.

During the nine months ended September 30, 2013, the Company issued 2,809,273 shares common stock for gross proceeds of $548,000.

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

Item 5.  Other Information

From October 1, 2013 through November 6, 2013: 1) we received $6,500 from the sale of common stock through the exercise of warrants, 2) received $250,000 from HEP Investments, for a total cumulative funding of $3,550,000 relating to their additional funding relating of the First Amendment to Loan Agreement under which the Lender has agreed to advance up to a total of $3,750,000, and was notified that a significant stockholder and the holder of 1% Convertible Debentures of their intention to convert six (6) notes in the principal amount of $70,000 with various due dates and conversion prices, into 950,000 shares of the Company’s common stock during the fourth quarter of 2013..

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

Date: November 11, 2013

By: /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer