Form 10-K
period 2013-12-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2014-03-31
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

      ..TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  000-30415

Health Enhancement Products, Inc.

(Name of Registrant as Specified in Its Charter)

Nevada	87-0699977
(State or Other Jurisdiction of Incorporation Organization)	(I.R.S. Employer Identification No.)

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

Yes      . No  X .

The aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2013 by non-affiliates of the issuer was $37,734,238 based on the closing price of the registrant’s common stock on such date.

As of March 19, 2014, there were 122,368,760 shares of $.001 par value common stock issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may”, “ will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.  Business.

General

We were incorporated under the laws of the State of Nevada on March 28, 1983, under the name of “L. Peck Enterprises, Inc.” On May 27, 1999, we changed our name to “Western Glory Hole, Inc.”  From 1990 until October 2003, we had no business operations; we were in the development stage and were seeking profitable business opportunities.  On October 30, 2003, we acquired 100% of the outstanding shares of Health Enhancement Corporation (HEC) in exchange for 9,000,000 of our shares, making HEC our wholly-owned subsidiary. In connection with this transaction, we changed our name to Health Enhancement Products, Inc. (HEPI).

We acquired HEC because we believed its  unique and complex algal culture produced natural bioactive compounds that promoted health benefits. A production facility based in Scottsdale, AZ produced and marketed a liquid dietary supplement with marginal success beginning in 2003 until sales were suspended in January of 2012.

Our new management team, in place since December 2011, determined the sole focus for the near term was to move forward with a research-based product development program.  Over the course of 2012 and 2013, we engaged fully in such activities, all as more fully explained herein.  We are implementing a business model in which we would derive future income from licensing and selling natural bioactive ingredients that may be derived from or are initially based on the algae cultures. We expect that these planned new products will likely be sold to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will likely be made by contracted ingredient manufacturers and then sold by us to animal food, dietary supplement and medical food processors and/or name-brand marketers. Further, we expect to license our bioactive molecules as lead compounds or templates for synthetic variants intended for therapeutic applications.

In January 2007, we established HEPI Pharmaceuticals, Inc. as our wholly owned subsidiary (HEPI Pharma). The purpose of HEPI Pharma was to develop potential pharmaceutical applications for the bioactive ingredients that may be derived from our algae cultures.

In February 2013, we formed Zivo Biologic, Inc., a Delaware Corporation, for the purpose of manufacturing and commercialization of proprietary ingredients for non-medicinal animal health applications. Zivo Biologic is 100% owned by Health Enhancement Products, Inc.

In August 2013, we acquired the assets, consisting primarily of intellectual property rights, of Wellness Indicators, Inc. (“Wellness”), a Michigan corporation based in Illinois.   Concurrently, we formed WellMetris, LLC (“WellMetris”) as a 100% owned entity of HEPI.  We assigned all of the intellectual property acquired to WellMetris. The mission of WellMetris is to develop, manufacture, market and sell Wellness Tests.  The Wellness Tests are intended to provide individuals the information and opportunity to optimize their health and identify future health risks or to provide insurers, employers and healthcare providers timely information to intervene with wellness programs, fitness regimes or other preventative measures.

Marketing and Sales

HEPI Algal Products & Derivatives

The marketing and sale of all future products is subject to compliance with applicable regulations. Based on the findings from ongoing research, we intend to approach potential customers or licensees in the following market verticals.  The products described throughout this document are still in the development stage, and subject to development risk.  There can be no assurance that any of the products described below will prove to be effective, or if found to be effective, will be able to be produced in a commercially viable manner.

Animal Supplement

A 2007 pilot study in dairy cows indicated that our algal culture may be effective in fending off the onset, or significantly reducing symptoms, of bovine mastitis – a condition that effectively stops milk production. According to the National Mastitis Council, the condition affects 10% of the U.S. dairy herd at any one time, costing producers approximately $1,100 per case. In the U.S. alone, production losses are nearly $3 billion. Mycoplasma bovis causes a highly contagious and potentially fatal form of bovine mastitis (an infection of the mammary gland), for which there currently is no treatment.  In the cow’s udder, mammary epithelial cells form an immunological barrier to protect the mammary gland.  When bacteria or other pathogens break through this barrier, an infection sets in, affecting quality and quantity of milk produced.   Our compounds showed promising early results for restoration of the immunological barrier in experiments conducted in vitro, as conducted by the Principle Researcher at the University of Wisconsin, Department of Dairy Science.

On December 20, 2013, we entered into a confidential Collaboration and Option Agreement (“Agreement”) with a global animal health company in connection with the prevention, treatment, and management of bovine mastitis.  In the Agreement, we granted to the counterparty an exclusive option to negotiate an exclusive license with us.  Specifically, upon completion of a collaborative study (which is in process), the Agreement provides for a 90 day exclusivity period for evaluation of results and, based on the counterparty’s desire for an exclusive license thereto, 90 days to conclude an exclusive license agreement.

With respect to livestock applications, we intend to move on three related fronts – working to bring an algal feed ingredient to market in the United States by amplifying the algae culture; working to produce a bovine dietary supplement for global consumption outside the U.S.; and, putting ourselves in a position to license the isolated bioactive molecules to a pharmaceutical or drug development company for synthetic development as a prescribed drug for production animal applications.

The veterinarian who conducted the initial HEPI dairy cow in vivo study believes that the same autoimmune effect may be useful in  combating bovine respiratory disease complex (BRDC), also known as “shipping fever.” BRDC typically occurs when beef cattle are shipped from the ranch to the feedlot prior to processing. According to the American Association of Beef Producers, cattle ranchers and feedlot operators attribute a 30% loss in body weight to BRDC when it occurs – a $10 billion problem in the U.S. alone. We are planning a field study to validate several dosing modalities before offering a licensing option.

A 2008 pilot study in dogs indicated that  our algal culture may be effective in relieving the symptoms of rheumatoid arthritis (osteoarthritis) and soreness from overexertion. That same experiment with our amplified algae culture can be repeated in dogs, which if successful could allow a relatively rapid release to production and sales as a companion animal dietary supplement. According to the Nutrition Business Journal, the canine joint-health dietary supplement market segment tops $360 million in the U.S. alone. Estimates for the world market may be substantially higher, but such estimates are difficult to obtain. If our product is proven to be effective and can be produced on an efficient basis, we intend to sell or license our product as a supplement ingredient to larger, well-established and profitable brand-names in the pet industry.  We have conducted a number of studies simulating the effects of osteoarthritis with positive results.

With all of the above, the isolated bioactive molecules found in the amplified algae product can be licensed to a pharmaceutical company for development as a synthetic prescription drug. We expect that the process of developing and testing such a drug could take years.  Therefore, as is common practice, we intend to work toward negotiating a reasonable upfront licensing fee, milestone payments upon each successful conclusion of Phases 1, 2 and 3, followed by pre-market approval; and finally, a steady stream of royalties in the future. The other revenue streams generated by feed and supplement sales may begin to be realized in 2015. Much of the research and licensing progress is paced by the availability of capital funding and/or debt financing.

Functional Food Ingredient

According to NutraIngredients-USA, functional foods, or health foods, represent an estimated $20 billion business in the U.S. and a $28 billion business in Europe. The Middle East, although significantly smaller, is growing at a rate of 12-14% annually, followed closely by the newly-affluent in China and India. These foods typically are processed products that contain one or more staple foods augmented with a variety of performance-enhancing ingredients.

We intend to enter the food market with a healthy cholesterol ingredient if and when it clears necessary regulatory hurdles. The timeframe is difficult to predict because of capital funding issues.

Dietary Supplement & Nutraceutical

The success of pomegranate extract, Omega-3 fish oil, resveratrol, saw palmetto and similar supplements attests to the American public’s obsession with ‘natural’ products. The dietary supplement business is a $28 billion industry in the U.S. alone, and twice that the world over.

Rather than attempting to market a potential cholesterol related bioactive as a branded nutraceutical or supplement, we will endeavor to private-label the compound or finished product for larger, established marketers and retailers. If we are able to accomplish this, we believe this is a more efficient use of capital and resources while still retaining control of the intellectual property, the manufacturing process and pricing decisions. We do not intend to be placed in a position where our premier product application is commoditized and we must compete on price.

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

In January of 2014, we developed an alternate use for extracted algal carrageenan, which can be mixed with sugar and other ingredients to create a gelatin-like substance and then mixed with over-the-counter medications, dietary supplements, gluten-free proteins, medical food ingredients such as electrolytes, and our own, proprietary algal compounds to create a novel delivery method for children and individuals who can’t swallow pills or chew, but are not candidates for intravenous feeding or medical intervention.

The gelatin-like substance can suspend and evenly disperse active ingredients, remains inert with the majority of such active ingredients, and remains stable and flavorful at room temperature for up to two (2) years. A provisional patent has been filed while various combinations of medicines and supplements are being evaluated as ingredient candidates.

Once again, we will endeavor to license or private-label this new development to larger, well-established brand names in their respective fields.

Pharmaceuticals

We believe that we may be able to pursue prescription drug applications for our product. However, the process for developing a new prescription drug is costly, complex and time-consuming. It is an undertaking well beyond our current financial capabilities and one that may take years to achieve. We will likely seek a partnership with a co-developer that will share in the risk and expense of the initial development process, and then share in any royalties resulting from the licensing or sale of any synthetic molecule and its homologs we are able to develop and license.

The first such step was the execution of the confidential bovine mastitis Collaboration and Option Agreement with an undisclosed animal health company. We expect to execute similar agreements that may ultimately result in option payments, licenses fees and royalty payments across animal and human applications.

WellMetris

WellMetris was formed for the purpose of developing, manufacturing, marketing, and selling tests that we believe will allow individuals and their care providers to optimize  personal health and identify future health risks.  We plan to develop and commercialize such tests in three phases:

•

In phase one (“Phase One”), we plan to develop and commercialize a series of tests, which are intended to measure indicators of good health and optimal metabolic function (collectively, the “Phase One Test”).  The Phase One Test is being designed to measure biomarkers related to oxidative stress, inflammation, and antioxidant capacity to establish a metabolic assessment from which intervention can commence, and from which metabolic syndrome can be inferred.

•

In phase two (“Phase Two”), we plan to develop and commercialize a testing technology  focused on  the positive or negative metabolic effects of diet and dietary supplements in a self-administered format that integrates with smartphone operating systems.

•

In phase three (“Phase Three”), we plan to develop and commercialize tests intended to provide a complete metabolic profile for an individual utilizing the metabolites present in urine.   The Company believes the Phase Three Tests will allow identification of healthy versus unhealthy bodily processes in real-time.

We believe there is a viable market for our Wellness Tests.  More than 19% of Americans are afflicted with cardiovascular diseases, diabetes, autoimmune diseases and cancer.   The Wellness Tests are intended to identify pre-conditions to such illnesses.  Such identification may allow for early intervention and reduce incidence of such illnesses or forestall their onset.  This is critically important to large employers, insurers and governmental agencies who are payers for health claims and are facing massive increases in premiums or cash outlays.

The WellMetris technology also incorporates sophisticated software to analyze, report, record and manage wellness and health data for large groups such as pension funds, accountable care organizations, state Medicaid agencies and their actuarial consultants, underwriters, re-insurers and wellness consultants. The software also contains tools to conduct meta-analysis of baseline health benchmarks and monitor the progress of pre-clinical intervention programs within large groups.

Corporate Communications

We continually update our website: www.health-enhancement-products.com and provide a toll free number (888) 871-6903. The content of our website is not a part of this Annual Report on form 10-K and should not be construed as such.

Competition

HEPI Algal Products & Derivatives

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

We believe that our primary competition will come from innovators in food technology such as DSM-Martek, Cognis, ConAgra, Cargill and Nestle, each of which has active M&A efforts, a large scientific staff and a generous R&D budget to develop supplements and ingredients for a wide range of applications. However, we intend to approach these very same competitors as potential strategic partners, in order to leverage their specific expertise in certain food and supplement categories where a mutually beneficial relationship can be struck.  There can be no assurance that this strategy will be effective.

With respect to animal health, the companion animal dietary supplement segment, and specifically joint health, is made up almost exclusively of chondroitin/glutathione supplements, which have dominated that segment for more than a decade. This $360 million segment represents a potentially lucrative opportunity to introduce a completely new product if we are able to demonstrate superior benefits and produce a product at a comparable price.

Further, the animal health market as it pertains to mastitis in dairy cows, and specifically feed ingredients that exhibit beneficial properties, has been largely in the realm of yeast-based products. Only recently has there been a focus on algae-based alternatives, as promoted by Alltech with its $200 million expansion of an algae facility in Kentucky. In the U.S., feed ingredients cannot be promoted using any form of health claim, and dietary supplements for production animals are non-existent. However, outside the U.S., the use of dietary supplements is widespread, and we intend to market our refined ingredients to a worldwide market in partnership with a global brand name.

WellMetris

The biomedical and biotech fields are fiercely competitive. Many of the ”wellness” tests available to the healthcare consumer or provider are not necessarily accurate nor reliable because some do not take into account urine concentration, which changes markedly throughout the day. Blood-based wellness tests are even less reliable because the biomarkers for oxidative stress and inflammation are extremely dynamic and will change before the blood can be tested, casting doubt on the results.

Although no announced competitors or competing products have entered the market recently, there is no guarantee that our products will be proven to be effective and commercially viable, or that a larger, better-financed competitor may not emerge once we begin promoting our products.

Raw Materials

HEPI Algal Products & Derivatives

We own the microbial mixture, including algae, and these source materials are held in growing environments at our contract research facilities. We are using these materials for research and development purposes only.   We have also contracted a well-known research facility where we have cryopreserved a broad sampling of our cultures.

WellMetris

In tandem with seeking regulatory approval, we will need two physical components to deliver our services.  A dedicated, custom reader device and a test strip comprised of eight (8) different chemistry tests on a single urine test strip housed in a proprietary cartridge.

•

The dedicated, custom reader device is manufactured by a third party to our specifications.  We do not believe that there is a risk of supply, as there are several manufacturers available to produce the unit.

•

The test strips and proprietary cartridge are manufactured by a third party to our specifications.  We do not believe that there is a risk of supply, as there are several manufacturers available to produce the units.

Dependence on Customers

As discussed above, we have readjusted the business model to focus in the near term on research and development in order to license our product and technology to third parties.  At this time, there are no customers providing any revenue.

Production

HEPI Algal Products & Derivatives

We produce our microbial mixture using third party laboratory facilities.  At this time, we are only manufacturing the product for purposes of research and development programs that are currently underway.

WellMetris

As discussed above, we are using third parties to manufacture our custom reader device and a test strips.

Patents and Proprietary Rights

We have rights in certain patent applications and trademarks. With respect to patents and trademarks, we have secured a patent and federal trademark registrations in the U.S. Patent and Trademark Office (“USPTO”) as described below:

•

U.S. Patent No. 7,807,622 relates to our proprietary complex algale culture.  The title of the patent is: Composition and use of phyto-percolate for treatment of disease.  This invention relates generally to a method of preparation of a phyto-percolate that is derived from fresh water mixture including algae. The invention further relates to the potential use of the phyto-percolate in a variety of disease states.  This patent was filed on November 30, 2006 and has a term of 20 years from the earliest claimed filing date (which can be extended via Patent Term Adjustment and Patent Term Extension). The initial term would expire on November 30, 2026.

We also have an allowed pending trademark application for “HEPI BIOSCIENCE”.  We may have other common law rights in other trademarks, trade names, service marks, and the like which will continue as long as we use those respective marks.

The following files have issued as patents, await examination or are in process:

Title	Country	Patent/Application Number	Status
Composition and Use of Phyto-percolate For Treatment of Disease	U.S.	7,807,622	Issued Patent
Composition and Use of Phyto-percolate For Treatment of Disease	Australia	2006320264	Converted to divisional application; Related divisional application (matter 0193) awaiting examination
Composition and Use of Phyto-percolate For Treatment of Disease	Canada	2,631,773	Examination requested; Response to office action submitted;
Composition and Use of Phyto-percolate For Treatment of Disease	European Union	6758513.3	Response to Examination Report filed 10/01/12,
Composition and Use of Phyto-percolate For Treatment of Disease	U.S.	12/897,574	Response to Office Action filed; awaiting further examination
Divisional Application of Composition and Use of Phyto-percolate For Treatment of Disease	AU	2013204257	Divisional application of matter 0101 filed on 4/12/13; Annuity Paid 12/4/13.
Composition and Method For Affecting Cytokines and NF-κB	U.S.	12/947,684	Final Office Action Rec'd; Resp due 3/9/14.
Composition and Method For Affecting Cytokines and NF-κB	Canada	PCT/US2010/056862 Canadian App. No. 2,780,144	Annuity paid, request for examination due 11/16/15
Composition and Method For Affecting Cytokines and NF-κB	European Union	10830908.9	11/21/13 Annuity Paid; examination in process
Composition and Method For Affecting Cytokines and NF-κB	Japan	2012-539974	Request for Examination filed on 11/11/13; Awaiting Examination
Composition and Method For Affecting Cytokines and NF-κB	Brazil	BR 11 2012 011678 9	Request for Examination submitted on 11/11/13; 4th Annity paid 1/17/14.

Composition and Use of Phyto-percolate For Treatment of Disease	U.S.	12/067,735	Second Office Action received, response entered 4/22/13
Composition for Affecting Cytokines, Lactoferrin, and Serum amyloid A	U.S.	61/834,842	Application Filed 6/13/2013, non-provisional and PCT due 6/13/14
Method of Cholesterol Regulation	PCT	PCT/US11/ 25713	National Phase entered 8-22-12 (US, JP, MX) National Phase entered 9-22-12 (EP) Canada extended National Phase DDD 8-22-13
Agents and Mechanisms for Treating Hypercholesterolemia	Japan	SN 2012-554091	Examination requested
Agents and Mechanisms for Treating Hypercholesterolemia	Mexico	SN a/2012/009678	Examination requested
Agents and Mechanisms for Treating Hypercholesterolemia	U.S.	SN 13/580,471	Examination requested
Agents and Mechanisms for Treating Hypercholesterolemia	European Union	SN 11745434.8	Examination requested
Agents and Mechanisms for Treating Hypercholesterolemia	Europe	SN 11745434.8	Overdue 6 month annuity DDD 8/22/14 Annuities due 2/22 annually Examination requested
Stress and Inflammation Biomarker Urine Panel for Dairy Cows and Beef Cattle	US	SN 61/835,282	Conversion Deadline 6/14/14
Agents and Mechanisms for Treating Hypercholesterolemia	Canada	SN 2,827,401	Annuities due 2/22/15 and annually thereafter Examination requested
Anti-Inflammatory and Auto-Immune Modulating Compounds	US	SN 61/871,665	Conversion Deadline 8/29/14
Wellness Panel for Companion Animals	US	SN 61/872,928	Conversion Deadline 9/3/14
Wellness Panel	US	SN 13/812,220	Response to Restriction Requirement filed 12/18/13
Optical Sensor-Based Cupric Reducing Antioxidant Capacity (Cuprac) Assay	US	SN 13/435,662	Being handled by GBC – Response to Final Rejection timely due 4/29/14
Systems, Methods and Program Products for Collecting and Organizing Health Data	US	SN 13/397,360	Response to Restriction Requirement filed 6/14/13
Method and Apparatus for the Identification of Aldehydes	US	SN 13/550,342	Response to Office Action timely due 4/16/14
Wellness Panel	US	61/367,486	Converted to PCT 0318-20
Optical Sensor-Based Cupric Reducing Antioxidant Capacity (Cuprac) Assay	US	61/480,114	Converted to US 0318-14
Wellness Panel	PCT	US11/44786	US National Phase entered 0318-13
Optical Sensor-Based Cupric Reducing Antioxidant Capacity (Cuprac) Assay	Draft provisional	Draft process	Draft process

Regulation

HEPI Algal Products & Derivatives

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

WellMetris

We are working to make the testing systems compliant with existing FDA regulations and to that end have retained FDA counsel and a medical device consulting firm, which are advising us as to the most time and cost-efficient path to classification and approvals.

Research and Development

Research

Our algal culture has been subjected to product testing in its original form over several years, beginning in 2004. In spring of 2009, we undertook a research and development process with a view to fractioning the existing product into much smaller, concentrated groups of molecules with similar physical properties. These groups were then tested in vivo and in vitro with successful results noted in maintaining healthy cholesterol levels.  A patent application describing a novel method of cholesterol regulation was submitted to the US Patent & Trademark Office in spring of 2010 and a PCT filing was submitted in February of 2011.

 Since January 2012 we are now developing our research programs internally and directing outside research companies.  We spent approximately $1,018,000 for the year ended December 31, 2013 on research and development, as compared to $677,000 in 2012. Of the $1,018,000, $41,000 was spent on internal research, mainly involving in-house testing and development of the algae (both “in vitro” and “in vivo” testing), and $977,000 was spent on external research, mainly to independent facilities involved in the analysis and validation of our bioactives compounds in various applications and animal models. To date, all of these amounts have been directly expensed as they have been incurred.

As of mid-March 2014, the Company moved forward with the following R&D activities:

•

Beginning in December 2012, a long-term study utilizing primary bovine mammary epithelial cells at the University of Wisconsin – Madison allowed the Company to conduct more than one hundred  individual experiments  to test the bioactivity of different culturing, concentration and isolation methods. The principal researcher will continue to provide in vitro validation experiments for efficacy in treating bovine mastitis for the foreseeable future, as we transition from natural products to development of synthetic homologs being readied for licensing.

•

We are jointly organizing a large-scale bovine study in direct cooperation with our counterparty in the confidential Collaboration and Option Agreement, utilizing samples validated in vitro by the principal researcher at the University of Wisconsin and other research labs.

•

A study utilizing cadaver cartilage and joint tissue at the University of Missouri showed positive early results for protective effects in canine joint health, using our natural bioactive compounds. The study is now being repeated and expanded. Additional tests are being conducted using the original biopsy samples.

•

A canine whole blood experiment is being conducted at an international contract research organization to study the effects of our natural bioactive compounds on inflammatory cytokines and chemokines present in blood to assess whether a systemic or localized mechanism of action can be determined.

•

A large study has been placed with an international contract research organization to gauge the efficacy of our natural bioactive compounds in treating the symptoms of canine osteoarthritis using surrogate test subjects. This study may be repeated with our synthetic homologs once they have been validated elsewhere.

The purpose for these various tests and experiments are manifold: We are not only isolating bioactive molecules, but also testing the method of isolation and then validating that the isolated molecules retain their bioactivity across a select range of human and animal cell lines, and that these molecules exhibit no deleterious effects before they are introduced into humans or animals during in vivo studies. We must ensure that this does not occur occasionally, it is required for every production process, every safety validation process and every intended application, such as a canine dietary supplement that is mixed with food, as opposed to a canine dietary supplement that is administered in the form of a chewable caplet. Further, as we now enter production scale-up, we are required to provide cGMP protocols and QA protocols that show we can produce the algal biomass and/or the active ingredients safely, consistently and in known dosages, and therefore rely on these same experiments and methods to substantiate our quality claims. These datasets form the basis for establishing the value of a license agreement. Therefore, every single license that we hope to issue requires its own data set and safety validation for the specific application being licensed. These datasets represent the core of the intellectual property that is being licensed.

Status of Culturing and Production

Independent of identifying the bioactive compound(s) or validating their bioactivity and safety is the process and method of growing and maintaining the algal culture that gives rise to the bioactive compound(s) in the first place. This culture and its growing environment were developed decades ago.

We made the decision to spread product development risk, resulting in the creation of a product platform strategy whereby four different forms of the bioactive compound(s) could be formulated and developed for future marketing across several categories and applications:  a) the raw algae biomass, which would naturally contain the beneficial compound(s); b) a more refined extraction which could be introduced into animal feed or supplements; c) the isolated natural molecule(s) which could be more appropriate for human consumption in food or supplements; and d) the synthetic version of any such natural molecule(s) which could be licensed to drug development companies or joint-ventured in a risk-sharing arrangement.

To that end, we contracted with several experts in the field to coordinate isolation of the different organisms present in the culture, grow each of them separately and then subject them to the same life-cycle stressors as the original culture. The stated goal was to grow algae in bulk as a direct source of micro-nutrition and feed ingredient for production animals, namely beef cattle and dairy cows, as well as companion animal dietary supplementation.  The production capability would be licensed to others. Per the business model,  we have no intention of fielding a finished product, but rather empowering licensees to strike supply agreements with larger, better-financed brand names or licensing directly with such brand names. There can be no assurance that commercially viable products will be developed, or that they can be successfully and profitably manufactured and marketed.

Over the course of 2013, our contracted researchers have been able to successfully isolate one or more algal species, scale up the production/output of the isolated species and still retain some of the key, desirable bioactive properties associated with the earlier, complex culture. At the close of 2013, proof of concept growing techniques have shown that our target algal specie can be grown in commercially viable quantities, and the harvest time has been compressed from several months to two weeks’ time. We are uncertain if we can grow biomass in sufficient tonnage for livestock feed, but we believe that the current production methods will allow us to satisfy demand for a more refined extract introduced into animal supplements and, as a more purified substance, into human supplements.

Looking Forward

Our research efforts have been directed towards identifying a candidate “class of compound” and one or more “active ingredients”, as it relates to autoimmune and anti-inflammatory response. These are very broad categories and work continues to describe the 3D structure of such compounds, as the actual structure is how the bioactivity exists and where the value is locked. One approach among several we’ve taken is to create synthetic homologs, and from them deduce the 3D structure of the naturally bioactive compounds. This is an iterative process, with equal potential for dead-ends and breakthroughs. Substantial time, money, and effort have been expended in this regard. We believe that we have made substantial progress towards achieving these hoped-for results, but more confirmatory studies and scale-up experiments are still needed.     Subject to the availability of sufficient funding, we estimate that we will, in fiscal 2014, be required to expend in excess of $3,000,000 on research and subsequent product development in order to complete the initiatives discussed herein.  In addition to the activity in 2014, we will continue our research and development efforts  in 2015 and beyond.  These expenditures will need to be met from external funding sources. In the past, we have had difficulty raising funds from external sources. Thus, we may not be able to raise the funding required to continue our research and development activities. In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case, our ability to substantiate the accumulated intellectual property with objective clinical support for its characterization, method of action and efficacy will continue to be impeded, thereby severely hindering our ability to generate licensing revenue (or otherwise commercialize our products) and adversely affect our operating results.

In the event that we are successful in raising the necessary capital, we will continue our current research program with our research partners, we will expand our investigations to include various experts and consultants on an as-needed basis and explore new product concepts and applications. Our current contracts with our research partners cover the following activities:

•

Ongoing isolation of individual natural molecules from various production formats in sufficient quantities for downstream analyses, experiments, standards development, FDA compliance, cGMP and QA protocols

•

Ongoing validation of samples in vivo and in vitro to substantiate efficacy and safety for each specific application or claim, i.e., bovine mastitis, bovine respiratory disease complex, canine osteoarthritis, canine joint health, porcine respiratory/reproductive syndrome, etc., to boost value for each specific license

•

Synthetic development/validation of individual molecules to boost value of licenses

•

Ongoing validation of samples in vivo and in vitro for standards development, FDA safety compliance, cGMP and QA protocols

Ancillary development activities would occur in parallel with our research partners.

Development

WellMetris

WellMetris is initially focused on large-scale, programmatic applications of its testing and reporting platform. We are interested in supporting the intervention by wellness consultants or medical professionals in the lifestyle choices made by individuals covered by traditional health insurance plans, retiree medical benefits pools, employer-sponsored health initiatives and taxpayer-sponsored programs like Medicaid.  These interventions, which are typically non-medical, have been shown to be successful in delaying the onset of chronic diseases such as diabetes or cardiovascular problems. We believe that targeting asymptomatic individuals and focusing intervention efforts on these individuals may have a positive result for wellness programs, and potentially lower premiums and health claims.

The next step in product development revolves around self-administration and self-monitoring of individual health, primarily focused on those individuals who purchase dietary supplements, join health clubs or are otherwise actively pursuing a healthy lifestyle. This involves miniaturizing some aspects of our test cartridge concept and creating a mobile application, thereby eliminating the need for the analyzer device. This is a significant undertaking, which will not commence until we realize revenues from our Phase 1 product launch or attract additional capital funding.

Compliance with Environmental Laws

We believe that we are, in all material respects, in compliance with local, state, and federal environmental laws applicable to our production and waste disposal. The cost of this compliance activity to date has not been material, and has been absorbed within our general operations overhead.

Employees

As of December 31, 2013 we had three full-time employees, positioned as follows: two employees in executive management and one employee in support services. In addition, we have four part-time people acting on a consulting basis as our Chief Science Officer, Director of Business Development, Director, Research & Development and Product Development Manager. We believe that our employee relations are good. No employee is represented by a union.

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

Our future success is dependent on our ability to establish strategic partnerships.  We do not have resources to pursue the development, manufacturing and making of products on our own, and we will need to rely on third parties for some of these activities.   There is no guarantee that we will be able to successfully establish strategic partnerships.

The ability to market our product is dependent upon proven, clinical research. While we are currently undergoing studies to further identify the active ingredients in our products, there is no guarantee that the research will successfully achieve this goal. If our current research does not return the results we expect, our business prospects will be materially and adversely affected.

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

Substantial future sales of our common stock in the public market could cause our stock price to fall.  Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline and impede our ability to raise capital through the issuance of additional equity securities. We have outstanding warrants and convertible debt that may result in substantially more outstanding shares, which could cause the price of our common stock to decline.

Sales Risk – WellMetris products. We have not finished developing our products or sold any products.  We have only begun test marketing.  We cannot be assured that there is a sufficient market demand for our products.  In addition, while we are actively pursuing the relationships necessary to begin manufacturing and marketing the Wellness Tests, we have not yet finalized agreements with potential business partners, including third-party resellers, labs or distributors of the Wellness Tests.  Failure to secure these critical alliances on reasonable terms could negatively impact us, our business and future plans.

Dependence on Manufacturers. We do not own or operate, and currently do not plan to own or operate, manufacturing facilities for production of tests or devices which are critical to the successful operation of the business. We plan to target manufacturers and to form alliances for the mass production of its products, but has no assurance that such alliances will be established. Furthermore, once we enter into such relationships, it may not have sufficient long-term agreements with any third-party manufacturers to ensure adequate supply and price controls.  This may result in delays, quality control issues, additional expenses, and failure to meet demand or other customer obligations or needs.

Failure of Manufacturers to Meet Design Specifications.  The success of the product is contingent upon one or more third parties manufacturing products according to design specifications. In practice, this is difficult to enforce and guarantee. As a result, we may never realize the expected efficiency, quality or sensitivity of our products and, as a result, may be required to continue research and development with another manufacturer.  If a joint venture partner or contractor fails to meet design specifications, we will experience delays in commencing operations or delays in fulfilling orders in the future. Such delays could have a material adverse impact on our financial condition.

Item 1B.  Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2.  Facilities.

We have leased 500 square feet in Bloomfield Hills, Michigan and 2,000 square feet in Keego Harbor, Michigan on a month to month basis to serve as the headquarters of our company.   The monthly rent is $3,300.

Item 3.  Legal Proceedings.

In September 2, 2010, we executed a multi-year exclusive worldwide distribution agreement (“Zus Agreement”) regarding our ProAlgaZyme product (“ProAlgaZyme” or “Product”) with Zus Health, LLC, an international distributor of health and nutritional products (“Zus” or “Distributor”). This Agreement called for certain minimum payments subject to the satisfaction of certain conditions. Our new management team (in place since December 2011) had been assessing certain of our contractual relationships, including the Zus relationship, in the context of the regulatory environment in which we are currently operating. Based on this review, we determined that Zus (as well as its purported assignee, Ceptazyme, LLC) had engaged in multiple material breaches of the Zus Agreement.  On January 9, 2012, a dispute arose when Zus Health attempted to assign its License Agreement to Ceptazyme.  The Company notified Ceptazyme (i) that there was no agreement between the Company and Ceptazyme, as the Company had not approved any assignment of the License Agreement by Zus Health to Ceptazyme and (ii) that, even if there had been a valid assignment to Ceptazyme, Ceptazyme had committed multiple material breaches of the agreement.  The Company believed that Ceptazyme (i) failed to market the Company’s product in a manner compliant with state and federal regulations, and (ii) allowed its distributors to make claims and representations that were not in compliance with applicable regulations, among many other breaches.  As a result, the Company filed a lawsuit in Michigan against Zus Health and Ceptazyme on January 16, 2012, alleging breach of contract.  Ceptazyme responded by filing suit in Utah against the Registrant on January 24, 2012, also alleging, breach of contract.

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

On May 1, 2013, the Company, through its legal counsel, sent a notice to the landlord at 7740 E. Evans, Scottsdale, AZ that it expected a timely return of the $118,466 security deposit.  On June 14, 2013, the landlord filed a Complaint in the State Court of Arizona that the Company owed the landlord in excess of $210,000 in damages in addition to the $118,466 security deposit related to the property at 7740 E. Evans, Scottsdale, AZ.  On July 24, 2013, the Company filed an Answer and Counter Claim disputing the claim and asking the court for relief in the amount of $118,466.

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

Year ended December 31, 2012	HIGH	LOW

First Quarter	$0.37	$0.13
Second Quarter	0.33	0.18
Third Quarter	0.27	0.13
Fourth Quarter	0.20	0.11

Year ended December 31, 2013

First Quarter	$$0.31	$$0.21
Second Quarter	0.51	0.30
Third Quarter	0.47	0.32
Fourth Quarter	0.47	0.25

As of December 31, 2013 we have 134 shareholders of record.

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

During the three months ended June 30, 2013, investors received 1,191,181 shares as part of cashless exercises of 1,900,000 common stock warrants that had exercise prices at $.15. In addition we received proceeds of $85,000 from the exercise of 682,000 common stock warrants.

On April 15, 2013, upon completion of funding on a $2,000,000, 11% convertible debenture, we issued 600,000 shares of its common stock valued at $192,000 and 1,666,667 common stock warrants valued at $481,110 using the Black Scholes method of valuation.

During the three months ended September 30, 2013, the Company received proceeds of $548,000 from the issuance of 2,077,273 shares of common stock and the exercise of 50,000 common stock warrants.

During the three months ended September 30, 2013, the Company issued 1,000,000 shares of its common stock upon conversion of $50,000 of 1% convertible debentures at $.05 per share.

During the three months ended September 30, 2013, the Company issued 99,217 shares of its common stock valued at $40,802 and 858,936 common stock warrants valued at $356,304 using the Black Scholes method of valuation. We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 139.26%-147.03%, annual rate of dividends 0% and a risk free interest rates of 0.33-0.34%.

During the three months ended September 30, 2013, the Company issued 2,577,565 shares of its common stock valued at $1,159,904 for the purchase of assets from Essex Angel Capital.

During the three months ended December 31, 2013, the Company issued 229,597 shares of its common stock in return for cashless exercises of 450,000 common stock warrants that had exercise prices of $.15 and $.225.

During the three months ended December 31, 2013, the Company issued 800,000 shares of its common stock upon conversion of $55,000 of 1% convertible debentures at $.05 to $.125 per share.

During the three months ended December 31, 2013, the Company issued 1,250,000 shares of its common stock upon conversion of $150,000 of 11% convertible debentures at $.12 per share.

During the three months ended December 31, 2013, the Company issued 90,000 shares of its common stock valued at $32,310 and 250,000 common stock warrants valued at $75,507 using the Black Scholes method of valuation. We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 142.88%-143.44%, annual rate of dividends 0% and a risk free interest rates of 0.32-0.39%.

During the three months ended December 31, 2013, the Company received proceeds of $256,500 from the issuance of 833,333 shares of common stock and the exercise of 33,000 common stock warrants.

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

For HEPI, we have put in place a business model in which we would derive future income from licensing and selling natural bioactive ingredients that may be derived from or are initially based on our algae cultures. We expect that these planned products, if they are proven to be effective and can be manufactured on a commercially reasonable basis, will likely be licensed or sold to much larger, well-established brand names in the animal, food, dietary supplement and medical food sectors, while synthetic homologs may likely be licensed to pharmaceutical companies or other drug development entities.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive compounds or ingredients, and b) bulk sales of such ingredients. These bulk ingredients will likely be made by contracted ingredient manufacturers and then sold by us to animal food, dietary supplement and medical food processors and/or name-brand marketers.

For WellMetris, we are developing, manufacturing, marketing, and selling tests that we believe will allow people to optimize their health and identify future health risks.  We plan to develop and commercialize such tests in three phases:

•

In phase one (“Phase One”), we plan to commercialize a series of tests, which are designed to measure indicators of good health and optimal metabolic function (collectively, the “Phase One Test”).  The Phase One Test measures biomarkers related to oxidative stress, inflammation, antioxidant capacity and other biomarkers to establish a metabolic assessment from which intervention can commence, and progress (or failure to progress) toward a healthy metabolism can be objectively and scientifically monitored..

•

In phase two (“Phase Two”), we plan to develop and commercialize a testing technology  focused on  the positive or negative metabolic effects of diet and dietary supplements in a self-administered format that integrates with smartphone operating systems.

•

In phase three (“Phase Three”), we plan to develop and commercialize tests intended to provide a complete metabolic profile utilizing the metabolites present in urine and to establish the first complete human urinary metabolomics index.   We believe the Phase Three Tests will allow identification of healthy versus unhealthy bodily processes in real-time.

We believe that there is a viable market for its Wellness Tests.  Insurers, employers and governments are struggling to hold the line on healthcare costs by intervening earlier in the disease process, beginning with an assessment of pre-conditions to disease. Company management is not aware of any other firm or research entity that is organizing actionable information for use in health and wellness programs.

Since 2004, we have been incurring significant operating losses and negative cash flow. We experienced only nominal sales of our sole product, which was pulled from the market in January of 2012, and have relied primarily on the sale of company securities and shareholder loans to fund operations.   We are also experiencing an ongoing and substantial working capital deficiency. We have from time to time had difficulty raising capital from third parties. In December of 2013 through February of 2014, we successfully raised capital to fund operations and research for the first quarter of 2014. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2013 and 2012

Sales

Sales for the years ended December 31, 2013  and  2012 were $0.   We implemented a new business model starting in 2012.

Cost of Sales

Costs of sales were $0 for the years ended December 31, 2013 and 2012. As noted above, we ceased all sales activities as of January 2012.

Selling Expenses

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

Selling expenses are expected to continue to be minimal as we are focused on research and development in order to develop licensing fees and on-going royalty fees as future licensing agreements are consummated.  Since executing the Zus Agreement, we have not executed any other licensing agreements with the exception of the confidential Collaboration and Option Agreement, executed on December 20, 2013 with an undisclosed global animal health company.

General and Administrative Expenses

General and administrative expenses increased approximately $262,000 to approximately $1,190,000 in 2013, compared to approximately $938,000 in 2012. The increase in general and administrative expenses was due primarily to the hiring of additional staff and a reflection of an increase in the salary of the CFO due to expanded responsibilities.

Professional Fees and Consulting Expense

Professional fees and consulting expense increased approximately $437,000 to $902,000 in 2013 compared to $465,000 in 2012.  Professional fees and consulting expense were increased in 2013 due to an increase in the use in outside consultants.   We anticipate continued compensation to outside consultants as we explore marketing opportunities for our products.

Research and Development Expenses

For the year ended December 31, 2013, we incurred approximately $1,018,000 in research and development expenses, as compared to $677,000 for the comparable period in 2012. These expenses are comprised of costs associated with internal and external research. Internal research and development was $41,000 in 2013, compared to $137,000 in 2012. The decrease was due to the closure of the production research facility. We expect internal research and development to increase in 2014, subject to the availability of sufficient funding, which we do not currently have for such purpose. External research and development increased approximately $437,000 in 2013 to $977,000, compared to $540,000 in 2012. This increase was due primarily to the increase in costs associated with external clinical trials. We expect external research and development to increase in 2014 as we pursue additional external trials, subject to the availability of sufficient funding, which we do not currently have.

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

On March 18, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, we were required to record an additional derivative liability of $377,088 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.22, an expected volatility of 160.96% over the 2 year life of the note, an annual rate of dividends of 0%, and a risk free rate of .25%.

On April 10, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, we were required to record an additional derivative liability of $616,040 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.35, an expected volatility of 151.37% over the 2 year life of the note, an annual rate of dividends of 0%, and a risk free rate of .24%.

On April 16, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, we were required to record an additional derivative liability of $518,756 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.30, an expected volatility of 151.72% over the 2 year life of the note, an annual rate of dividends of 0%, and a risk free rate of .24%.

On April 29, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, we were required to record an additional derivative liability of $856,410 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.47, an expected volatility of 153.70% over the 2 year life of the note, an annual rate of dividends of 0%, and a risk free rate of .20%.

On May 7, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, we were required to record an additional derivative liability of $916,028 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.50 an expected volatility of 153.46% over the 2 year life of the note, an annual rate of dividends of 0%, and a risk free rate of .22%.

On July 15, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, we were required to record an additional derivative liability of $504,699 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.32 an expected volatility of 146.56% over the 2 year life of the note, an annual rate of dividends of 0%, and a risk free rate of .34%.

On July 25, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, we were required to record an additional derivative liability of $418,790 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.46 an expected volatility of 147.03% over the 2 year life of the note, an annual rate of dividends of 0%, and a risk free rate of .32%.

On September 30, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, we were required to record an additional derivative liability of $479,502 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.45 an expected volatility of 139.26% over the 2 year life of the note, an annual rate of dividends of 0%, and a risk free rate of .33%.

On October 28, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, we were required to record an additional derivative liability of $214,525 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.37 an expected volatility of 134.91% over the 2 year life of the note, an annual rate of dividends of 0%, and a risk free rate of .33%.

On December 18, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, we were required to record an additional derivative liability of $185,438 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.33 an expected volatility of 134.11% over the 2 year life of the note, an annual rate of dividends of 0%, and a risk free rate of .34%.

On December 30, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, we were required to record an additional derivative liability of $248,701 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.42 an expected volatility of 133.07% over the 2 year life of the note, an annual rate of dividends of 0%, and a risk free rate of .39%.

On December 31, 2013, we valued the derivative liability at $8,036,239 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.39, an expected volatility of 133.09% over the remaining contractual lives of the note ranging from 0.90-1.93 years, an annual rate of dividends of 0%, and a risk free rate of .38%. The fair value of the derivative increased by $ $1,674,135 which has been recorded in the statement of operations for the twelve months ended December 31, 2013.

Other Income/Expense

Finance Costs /Amortization of Bond Discount

During the year ended December 31, 2013, we incurred approximately $1,226,000 of finance costs paid in stock and warrants (non-cash), as compared to $755,000 for the year ended December 31, 2012, a $471,000  increase.  The increase in finance charges paid with stocks and warrants was due primarily to an increase in 2013 of $2,165,000 of convertible debentures issued.  Amortization of bond discount increased approximately $796,000 from $669,000 in 2012 to $1,465,000 in 2013.  The increase in bond amortization in 2013 was due primarily to an increase in the principal amount of notes issued in 2013, compared to 2012.

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

As of March 1, 2013, we had cash in the bank of $200,000.  We have incurred significant net losses since inception, including a net loss of approximately $10,096,000 during the year ended December 31, 2013. We have, since inception, consistently incurred negative cash flow from operations. During the year ended December 31, 2013, we incurred negative cash flows from operations of approximately $2,986,000.  As of December 31, 2013, we had a working capital deficiency of $ 10,188,925  and a stockholders’ deficiency of $9,593,860. Although we recently raised a limited amount of capital, we have a near term need for significant additional capital.

During the year ended December 31, 2013, our operating activities used approximately $2,986,000 in cash, compared with $1,773,000 in cash during the comparable prior period.  The approximate $1,213,000 increase in cash used by our operating activities was due primarily to the following (all of which are approximated): a $6,547,000 increase in net loss, a $734,000 change (decrease) in accounts payable, a $263,000 change (decrease) in deferred revenue and customer deposits, a $118,000 change (increase) in miscellaneous receivables, a $65,000 change (increase) in prepaid expenses,  and a $29,000 change (decrease) in  obligation to issue common stock, offset by a $2,822,000 increase in deferred finance costs (a non-cash expense item), a $2,181,000 increase in fair value adjustment of derivative liability (a non-cash expense item),  a $763,000 increase in amortization and depreciation (a non-cash expense item), an increase of $428,000 of finance costs paid in stocks and warrants (a non-cash expense item), an increase of $425,000 in stocks and warrants issued for services rendered  (a non-cash expense item), a $124,000 change (decrease) in security deposits, and a change (increase) in deferred rent.

During the years ended December 31, 2013 and 2012, our investing activities used $331,000 and $4,000 in cash, respectively.  The difference of $327,000 is from to the purchase of intangible assets related to the Wellness Indicators transaction.

During the years ended December 31, 2013 and 2012, our financing activities generated $3,764,000 and $1,598,000 in cash, respectively. The difference of $2,165,000 was primarily related to an net increase of proceeds from issuance of convertible debentures (with loans payable converted into convertible debentures) and an increase of $210,000 from the proceeds of sales of common stocks and the exercise of warrants, offset by decrease of $35,000 in deferred finance costs.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“HEP”) under which HEP agreed to purchase convertible notes in the aggregate principal amount of $2,000,000.  During the course of 2013, we amended this agreement to provide for funding up to $4,050,000.  As of the date of this filing, HEP had advanced $4,050,000 pursuant to this arrangement.

In addition, in January 2012, we entered into an agreement with The Venture Group, LLC (“VG”) under which VG agreed to purchase convertible notes in the aggregate principal amount of $500,000.  As of the date of this filing, VG had advanced $500,000 pursuant to this arrangement.  Both HEP and VG’s convertible notes are secured by all our assets (with HEP being the senior secured lender and VG being the subordinated lender).  In October, 2013, VG converted $150,000 of their debentures into 1,250,000 of our common stock.

Although we raised a limited amount of capital during 2013, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources.  We are still heavily reliant upon external financing for the continuation of our research and development program.

We estimate that we will require approximately $5,000,000 in cash over the next 12 months in order to fund our normal operations and to fund our research and development initiatives. Based on this cash requirement, we have a near term need for additional funding. Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources. If we are unable to raise the required capital, we will be forced to curtail our business operations, including our research and development activities.

Seasonality

Based on our business model implemented at the beginning of 2012, anticipated income streams are to be generated from the following:

•

For HEPI

a)

royalties and advances for licensed natural bioactive ingredients, isolated natural compounds and synthetic variants thereof,  and b) bulk sales of such ingredients;

•

For WellMetris

The selling of wellness tests and data services related to medical records management and analysis/compilation of data gathered on behalf of payers

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2013, our Chief Financial Officer has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

(c) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Incorporated by reference to the Registrant’s 2014 Proxy Statement to be filed within 120 days after the Registrants fiscal year end.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that defines the standard of conduct expected of our officers, directors and employees. The Code is incorporated by reference as an exhibit to this Annual Report on Form 10-K. We will upon request and without charge provide a copy of our Code of Ethics. Requests should be directed to Principal Accounting Officer, Health Enhancement Products, Inc., 2804 Orchard Lake Road, Suite 202, Keego Harbor, MI 48320.

Item 11.  Executive Compensation

Incorporated by reference to the Registrant’s 2014 Proxy Statement to be filed within 120 days after the Registrants fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Registrant’s 2014 Proxy Statement to be filed within 120 days after the Registrants fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Registrant’s 2014 Proxy Statement to be filed within 120 days after the Registrants fiscal year end.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to the Registrant’s 2014 Proxy Statement to be filed within 120 days after the Registrants fiscal year end.

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

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: March 31, 2014	By: /s/ Philip M. Rice II
Philip M. Rice II Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Andrew Dah

Andrew Dahl, Principal

Executive Officer

CEO, President

March 31, 2014

By: /s/ Philip M. Rice II

Principal Financial Officer, Director

Chief Financial Officer, Director

March 31, 2014

By: /s/Thomas Cox

Thomas Cox, Director

Director

March 31, 2014

By: /s/John Gorman

John Gorman, Director

Director

March 31, 2014

By: /s/Christopher Maggiore

Christopher Maggiore, Director

Director

March 31, 2014

By: /s/John Payne

John Payne, Director

Director

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Health Enhancement Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Enhancement Products, Inc. and Subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2013 and 2012 and, as of December 31, 2013, has a significant working capital and stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

March 31, 2014

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2012	December 31, 2013

CURRENT ASSETS:
Cash	$47,147	$493,104
Prepaid Expenses	8,701	72,122
Miscellaneous Receivable	-	118,467
Deferred Finance Costs	34,957	4,834
Total Current Assets	90,805	688,527
PROPERTY AND EQUIPMENT, NET	13,203	93,750
OTHER ASSETS:
Definite-life Intangible Assets, net	6,234	-
Patent Applications Pending	-	1,391,281
Deposits	123,762	845
Total Other Assets	129,996	1,392,126
TOTAL ASSETS	$234,004	$2,174,403

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$938,640	$483,208
Loan Payable, Related Party	15,362	-
Loans Payable, Others	243,592	-
Customer Deposits	27,837	-
Obligation to Issue Common Stock	337,478	-
Convertible Debentures Payable, less discount of $517,542 and $111,280 at December 31, 2012 and 2013	482,458	1,619,319
Derivative Liability	1,026,128	8,036,239
Deferred Rent	19,110	-
Accrued Liabilities	270,682	738,686
Total Current Liabilities	3,361,287	10,877,452
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $223,692 and $2,159,189 at December 31, 2012 and 2013	593,908	890,811
Deferred Revenue, non-current	235,000	-
Total Long Term Liabilities	828,908	890,811
TOTAL LIABILITIES	4,190,195	11,768,263
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized; 105,317,816 and 116,852,093 issued and outstanding at December 31, 2012 and 2013, respectively	105,318	116,852
Additional Paid-In Capital	28,448,705	32,895,380
Accumulated Deficit	(32,510,214)	(42,606,092)
Total Stockholders' Deficit	(3,956,191)	(9,593,860)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$234,004	$2,174,403

The accompanying notes are an integral part of these financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
`
	For the year ended	For the year ended
	December 31, 2012	December 31, 2013

REVENUES:	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-
Selling	-	-
General and Administrative	938,198	1,189,812
Professional Fees and Consulting Expense	464,905	902,362
Research and Development	677,490	1,018,023
Total Costs and Expenses	2,080,593	3,110,197

LOSS FROM OPERATIONS	(2,080,593)	(3,110,197)

OTHER INCOME (EXPENSE):
Other Income – Settlement Agreement	-	262,837
Other Income – cancellation of Accounts Payable	-	409,371
Fair Value Adjustment of Derivative Liability	506,729	(1,674,135)
Amortization of Bond Discount	(668,747)	(1,464,516)
Amortization of Deferred Finance Costs	(13,722)	(30,122)
Financing Costs	(95,105)	(2,821,630)
Finance Costs Paid in Stocks and Warrants	(755,233)	(1,226,009)
Interest Expense	(141,734)	(441,477)

Total Other Income (Expense)	(1,167,812)	(6,985,681)

NET LOSS	$(3,248,405)	$(10,095,878)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.09)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	101,399,795	112,214,131

The accompanying notes are an integral part of these financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 1, 2012 THROUGH DECEMBER 31, 2013

	Common Stock		Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2012	100,036,019	$100,036	$27,130,276	$(29,261,809)	$(2,031,497)

Issuance of warrants to board of directors	-	-	48,429	-	48,429
Issuance of common stock and warrants pursuant to private placements	4,920,000	4,920	610,080	-	615,000
Cashless exercise of common stock warrants	11,797	12	(12)	-	-
Exercise of common stock warrants	350,000	350	34,650	-	35,000
Discounts on convertible debentures	-	-	332,000	-	332,000
Deferred finance charges	-	-	293,282	-	293,282
Net loss	-	-	-	(3,248,405)	(3,248,405)

Balance, December 31, 2012	105,317,816	105,318	28,448,705	(32,510,214)	(3,956,191)

Issuance of warrants to board of directors	-	-	38,226	-	38,226
Issuance of warrants for services	-	-	434,749	-	434,749
Issuance of common stock and warrants pursuant to private placements	2,910,606	2,911	704,089	-	707,000
Cashless exercise of common stock warrants	1,441,889	1,442	(1,442)	-	-
Common stock issued on conversion of 1% Convertible Debt	1,800,000	1,800	103,200	-	105,000
Common stock issued on conversion of 11% Convertible Debt	1,250,000	1,250	148,750		150,000
Common stock issued for purchase of assets	2,577,565	2,577	1,157,327	-	1,159,904
Exercise of common stock warrants	765,000	765	96,735	-	97,500
Discounts on convertible debentures	-	-	479,405	-	479,405
Warrants issued for financing costs	-	-	1,021,311	-	1,021,311
Shares issued for financing costs	789,217	789	264,323	-	265,112
Net loss	-	-	-	(10,095,878)	(10,095,878)

Balance, December 31, 2013	116,852,093	$116,852	$32,895,378	$(42,606,092)	$(9,593,860)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2012	December 31, 2013
Cash Flows for Operating Activities:
Net Loss	$(3,248,405)	$(10,095,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks and warrants issued for services rendered	-	434,750
Warrants issued for Directors’ Fees	48,429	38,226
Finance costs paid in stocks and warrants costs	797,573	1,226,009
Amortization of deferred finance costs	13,722	30,122
Financing costs	-	2,821,630
Amortization of bond discount	668,747	1,464,515
Amortization of intangibles	967	6,234
Depreciation expense	73,843	19,453
Fair value adjustment of derivative liability	(506,728)	1,674,135
Decrease in deferred rent	(125,501)	(19,110)
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	1,710	(63,421)
(Increase) in miscellaneous receivables	-	(118,467)
(Increase) Decrease in security deposits	(845)	122,917
Increase (Decrease) in accounts payable	278,075	(455,432)
(Decrease) in customer deposits	-	(27,837)
(Decrease) in deferred revenue	-	(235,000)
Increase in obligation to issue common stock	29,814	-
Increase in accrued liabilities	195,335	190,941
Net Cash (Used) in Operating Activities	(1,773,264)	(2,986,213)
Cash Flows from Investing Activities:
Capital expenditures	(3,500)	-
Purchase of Patent Applications Pending	-	(331,377)
Net Cash (Used) in Investing Activities	(3,500)	(331,377)
Cash Flow from Financing Activities:
Proceeds from (payment of) loans payable, others	243,592	-
Proceeds from (payment of) loans payable, related party	15,262	(361)
Payment of deferred finance costs	(34,957)	-
Payments of other borrowings	(7,682)	-
Proceeds from issuance of convertible debentures	732,000	2,904,408
Proceeds from sale of common stock and exercise of warrants	650,000	859,500
Net Cash Provided by Financing Activities	1,598,215	3,763,547
Increase (Decrease) in Cash	(178,549)	445,957
Cash at Beginning of Period	225,696	47,147

Cash at End of Period	$47,147	$$493,104
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$50	$-

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

For the Year Ended December 31, 2013:

During the quarter ended March 31, 2013, the Company issued 21,111 shares of its common stock in return for a cashless exercise of 35,000 common stock warrants.

During the quarter ended March 31, 2013, the Company recorded $377,088 in discounts on 11% convertible debentures.

During the quarter ended March 31, 2013, $15,000 in Loans Payable - Related Party was transferred to Loans Payable - Other (HEP Investments, LLC) pursuant to a Participation Agreement entered into by the two parties on March 18, 2013 (See Note 7 - Convertible Debt).

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

During the quarter ended September 30, 2013, the Company issued 2,577,565 shares of its common stock valued at $1,159,904 for the purchase of patent applications pending from Essex Angel Capital (see Note 12).

During the quarter ended September 30, 2013, the Company recorded $968,000 in discounts on 11% convertible debentures.

During the quarter ended September 30, 2013, a significant shareholder converted $50,000 of 1% convertible debentures into 1,000,000 shares of the Company’s common stock.

During the quarter ended September 30, 2013, $289,592 in Loans Payable – Other (HEP Investments LLC and Venture Group, LLC - See Note 7 - Convertible Debt) were converted to 11% convertible debentures.

During the quarter ended December 31, 2013, the Company issued 229,597 shares of its common stock in return for cashless exercises of 450,000 common stock warrants.

During the quarter ended December 31, 2013, a significant shareholder converted $55,000 of 1% convertible debentures into 800,000 shares of the Company’s common stock.

The accompanying notes are an integral part of these consolidated financial statements.

During the quarter ended December 31, 2013, the Venture Group converted $150,000 of 11% convertible debentures into 1,250,000 shares of the Company’s common stock.

During the quarter ended December 31, 2013, the Company recorded 648,663 in discounts on 11% convertible debentures.

During the twelve months ended December 31, 2013, the Company established additional derivative liabilities of $5,335,976 consisting of unamortized debt discounts of $2,825,752 and finance costs valued at $2,510,224.

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Health Enhancement Products, Inc. and Subsidiaries’ (Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., WellMetris, LLC, and Zivo Biologic, Inc.) (collectively the “Company”) business models are as follows: 1) to derive future income from licensing and selling natural bioactive ingredients derived from their proprietary algae cultures to animal, human and dietary supplement and medical food manufacturers (currently, the Company's focus is on research and identification of its bioactive ingredients and is not currently selling its product commercially), and 2) developing, manufacturing, marketing, and selling tests that the Company believes will allow people to optimize their health and identify future health risks.

NOTE 2 – BASIS OF PRESENTATION

Going Concern

The Company incurred net losses of $10,095,878 and $3,248,405 during the years ended December 31, 2013 and 2012, respectively. In addition, the Company had a working capital deficiency of $10,188,925 and a stockholders’ deficiency of $9,593,860 at December 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the year ended December 31, 2013, the Company:

•

received proceeds of $859,500 through the sale of common stock and exercise of common stock warrants; and

•

received proceeds of $2,904,408 through the issuance of convertible debt.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned Subsidiaries, Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., WellMetris, LLC, and Zivo Biologic, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents - For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At December 31, 2013, the Company did not have any cash equivalents.

Property and Equipment – Property and equipment consists of furniture, office equipment, and leasehold improvements, and are carried at cost less allowances for depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally five to seven years.  Repair and maintenance costs that do not improve service potential or extend the economic life of an existing fixed asset are expensed as incurred.

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

The Company considers derivative liabilities to be a Level 3 fair value measurement.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to $30,122 and $13,722 for the years ended December 31, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable.  An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

The Company believes its current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates, resulting in the need for an impairment charge in future periods.  For the years ended December 31, 2013 and 2012 no such events or circumstances occurred causing an impairment charge.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company ceased the sales of its sole product in the fourth quarter of 2011, and therefore recognized no provision for the years ended December 31, 2013 or December 31, 2012.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the years ended December 31, 2013 and 2012 no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories:

•

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. Research expenses were approximately $41,000 and $137,000 for the years ended December 31, 2013 and 2012, respectively;

•

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $977,000 and $540,000 for the years ended December 31, 2013 and 2012, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

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

During 2013 and 2012, warrants were granted to employees, directors and consultants of the Company.  As a result of these grants, the Company recorded compensation expense of $472,975 and $48,489 during the years ended December 31, 2013 and 2012 respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2013	2012
Expected volatility	131.97% to 194.14%	114.66% to 125.11%
Expected dividends	0%	0%
Expected term	3 to 5 years	3 years
Risk free rate	.25% to .34%	.25% to .33%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of December 31, 2013, consisted of 36,290,424 common shares from convertible debentures and 17,100,539 common shares from outstanding warrants. Potentially dilutive securities as of December 31, 2012, consisted of 18,698,000 common shares from convertible debentures and 16,900,539 common shares from outstanding warrants.   Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $27,300 and $26,500 for the years ended December 31, 2013 and 2012, respectively.

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

Future Impact of Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is aired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2013 and 2012 consist of the following:

	December 31, 2013	December 31, 2012

Furniture & fixtures	$20,000	$51,617
Equipment	80,000	112,879
Leasehold improvements	-	151,859

	100,000	316,355
Less accumulated depreciation and amortization	(6,250)	(303,152)

	$93,750	$13,203

Depreciation and amortization was $19,453 and $73,843 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5 – DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets at December 31, 2013 and 2012 consist of the following:

	December 31, 2013	December 31, 2012

Patents	$-	$14,501
Less: accumulated amortization	-	8,267
	$-	$6,234

The Company’s definite-life intangible assets are being amortized, upon being placed in service, over 15 years, the estimated useful lives of the assets, with no residual value. Amortization expense was $6,234 and $967 for the years ended December 31, 2013 and 2012, respectively.

NOTE 6 – LOAN PAYABLE

Related Party

During the fourth quarter of 2012, Mr. Maggiore, a significant shareholder, advanced the Company $15,000.  As of December 31, 2012 this amount was still unpaid.

During the twelve months ended December 31, 2013, Mr. Maggiore advanced the Company an additional $447,000.  As discussed in Note 7, this amount was reclassified into convertible debt attributed to HEP Investments, LLC, of which Mr. Maggiore is a member. As of December 31, 2013, there was no balance due to Mr. Maggiore.

Others

During 2012, the Venture Group loaned the Company $57,000.  This money was related to the overall financing of $500,000 as discussed in Note 7.

During 2012, HEP Investments loaned the Company $184,592, as part of its overall funding commitment of $2,000,000 as discussed in Note 7.

NOTE 7 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

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

As of April 16, 2013, the Lender had advanced the Company $2,707,592.   Amounts advanced under the Note are (i) secured by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market and (iii) bear interest at the rate of 11% per annum.

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

On October 25, 2013 and December 19, 2013 the Board of Directors authorized the Company to accept an additional $750,000 of funding from HEP Investments with the conversion rate at $.30.  As of December 31, 2013, HEP Investments has funded a total of $4.05 million ($2,707,592 to be converted at $.12, $592,408 to be converted at $.22 and $750,000 to be converted at $.30).

On December 16, 2013, the Company and Lender, entered into the Second Amendment to Loan Agreement effective as of December 16, 2013: This agreement modified the term of agreements the Company entered into with HEP Investments on December 2, 2011 as discussed above. Pursuant to the terms of the modified agreements the Lender has agreed to advance up to a total of $4,050,000. The Company determined that the modification of the HEP Investments Loan Agreement was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”.

Amounts advanced under the Note continue to be  (i) secured by all the Company’s assets, (ii) bear interest at the rate of 11% per annum and (iii) must be repaid as follows: accrued interest must be paid on the first and second anniversary of the $250,000 tranche and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Tranche (the Tranche of September 30, 2013 is funded at $300,000 with the same terms as described above). As of December 31, 2013, there was accrued but unpaid interest due HEP Investments of $212,000 relating to $1,000,000 in investments that reached their first anniversaries between the fourth quarter of 2012 and the fourth quarter of 2013.

During the three months ended June 30, 2013, HEP Investments advanced the Company an additional $971,000.  HEP Investments has reached a $1,000,000 threshold (including monies advanced during the three months ended March 31, 2013) and these advances have been converted into convertible debt.  The Company recorded a debt discount in the amount of $1,000,000.  This represents the future value of the stock to be issued under the terms of the convertible debt. This stock was valued utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 151.37%-153.70%, annual rate of dividends 0% and a risk free interest rates of 0.20-0.24%.

During the three months ended September 30, 2013, HEP Investments advanced the Company an additional $592,408.  HEP Investments has reached a $3,300,000 threshold (including monies advanced since September 2011) and these advances have been converted into convertible debt.  The Company recorded a debt discount in the amount of $800,000 during the quarter ended September 30, 2013.  This represents the future value of the stock to be issued under the terms of the convertible debt. This stock was valued utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 139.26%-147.03%, annual rate of dividends 0% and a risk free interest rates of 0.33-0.34%.

During the three months ended December 31, 2013, HEP Investments advanced the Company an additional $750,000.  HEP Investments has reached a $4,050,000 threshold and these advances have been converted into convertible debt.  The Company recorded a debt discount in the amount of $648,663 during the quarter ended December 31, 2013.  This represents the future value of the stock to be issued under the terms of the convertible debt. This stock was valued utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 133.07%-134.91%, annual rate of dividends 0% and a risk free interest rates of 0.33-0.4%.

As of December 1, 2013, the first tranche of $500,000 11% Convertible Debenture became due.  HEP Investments opted not to convert the debt into common stock and requested the Company extend the Tranche terms an additional 6 months.  On March 17, 2014, the Company and HEP Investments agreed to extend the terms of the 11% Convertible Debenture to June 1, 2014 (see Note 17 – Subsequent Events).  The Company determined that the modification of the HEP Investments loan Agreement was not a substantial modification in accordance with ASC 470-50 “Modifications and Extinguishments”.

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

In addition, the Company has agreed to issue the Lender warrants to purchase an aggregate of 833,333 shares of common stock at an exercise price of $.12 per share, for a term of three years from January 27, 2012.  The Warrants are issuable to the Lender pro rata based on the amount invested in relation to the total investment amount (about 166,667 warrants per $100,000 invested). Accordingly, 1) for the year ended December 31, 2012, the Company recorded finance charges of $293,282 related to 553,112 warrants valued at $111,125 and excess finance charges of $182,157 relating to the $332,000 advanced as of that date; 2) for the year ended December 31, 2013, the Company recorded finance charges of $108,390 related to 200,000 warrants.  In addition, the Company recorded excess finance charges of $311,405 relating to the issuance of 11% Convertible Debentures in the principal amount of $168,000.  Amounts advanced under the Note are (i) secured on a subordinated basis by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at $.12 per share, (iii) bear interest at the rate of 11% per annum (payable on the first and second anniversary of the Note (unless earlier paid off), in cash or stock, at the Company’s option), and (iv) unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note (January 27, 2014).  The Company has agreed to pay the following aggregate fees to Oxford Holdings, LLC in connection with the Loan transaction: (i) finder’s fees of approximately $27,600 in cash, (ii) warrants to purchase 200,000 shares of common stock at an exercise price of $.15 per share for a term of two years, and (iii) a $15,000 non-accountable expense allowance.  In addition, The Company has agreed to pay Venture Group $10,000 in cash in payment of the Venture Group’s legal fees.

As a result of the completed funding the Company has issued an additional 280,000, 3 year common stock warrants exercisable at $.12 per share valued at $108,390.  The warrants were valued utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 150.98%, annual rate of dividends 0% and a risk free interest rate of 0.32%. pursuant to the terms of the Subscription Agreement and Subordinated Convertible Promissory Note dated January 26, 2012.

On October 30, 2013, the Venture Group notified the Company that it would convert $150,000 of the $500,000 convertible debenture into 1,250,00 shares of the Company’s common stock.

Other Debt

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

Convertible debt consists of the following:
	December 31, 2013	December 31, 2012

1% Convertible notes payable, net of unamortized discount of $5,546 and $45,300 respectively, due at various dates ranging from January 2014 to September 2014	$375,054	$440,300

11% Convertible note payable – HEP Investments, LLC, a related party, net of unamortized discount of $2,235,217 and $517,542, respectively, due at various dates ranging from December 2013 to December 2015	1,814,783	482,458

11% Convertible note payable, net of unamortized discount of $29,707 and $178,393, respectively, due January 2014	320,293	153,608
	2,510,130	1,076,366
Less: Current portion	1,619,319	482,458

Long term portion	$890,811	$593,908

Amortization of the debt discount on all convertible debt was $1,464,515 and $668,747 for the years ended December 31, 2013 and 2012, respectively.

NOTE 8 - DERIVATIVE LIABILITY

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

On October 28, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $214,525 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.37 an expected volatility of 134.91% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .33%.

On December 18, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $185,438 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.33 an expected volatility of 134.11% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .34%.

On December 30, 2013, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $248,701 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.42 an expected volatility of 133.07% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .39%.

On December 31, 2013, the Company valued the derivative liability at $8,036,239 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.39, an expected volatility of 133.09% over the remaining contractual lives of the note ranging from 0.90-1.93 years, an annual rate of dividends of 0%, and a risk free rate of .38%. The fair value of the derivative increased by $1,674,135 which has been recorded in the statement of operations for the twelve months ended December 31, 2013.

NOTE 9 – FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

	Level 3	Total
December 31, 2013
Derivative Instruments	$8,036,239	$8,036,239
December 31, 2012
Derivative Instruments	$1,026,128	$1,026,128

Level 3 financial instruments consist of certain embedded conversion features.  The fair value of these imbedded conversion features are estimated using the Black-Scholes valuation model.  The Company adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements,” during the quarter ended March 31, 2012.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the year ended December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012

Beginning Balance	$1,026,128	$528,566
Initial recognition - Derivative liability of embedded conversion feature of the Convertible Notes
	5,335,976	1,004,291
Change in fair value	1,674,135	(506,728)
Ending Balance	$8,036,239	$1,026,129

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments.  The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the conversion price based on the contractual terms of the financial instruments.  A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

NOTE 10 – OBLIGATION TO ISSUE COMMON STOCK

As of December 31, 2012, the Company was obligated to issue an aggregate of 1,740,698 shares of common stock valued at $337,478 to certain investors and Great Northern Reserve Partners, LLC (“GNRP”), a former consultant (Andrew Dahl, CEO of the Company, was principal partner of GNRP).

During the quarter ended June 30, 2013, the Company issued 600,000 shares of common stock valued at $72,000 to HEP Investments, LLC according to the terms of a Convertible Note (see Note 7 – Convertible Debt).

During the quarter ended September 30, 2013, the Company issued 99,217 shares of common stock valued at $40,802 to HEP Investments, LLC according to the terms of a Convertible Note in order to satisfy the remaining balance of $21,600. This transaction resulted in finance costs of $19,202 being recorded (see Note 7 – Convertible Debt).

During the quarter ended December 31, 2013, the Company issued 90,000 shares of common stock valued at $32,310 to HEP Investments, LLC according to the terms of a Convertible Note in order to satisfy the remaining balance of $27,000. This transaction resulted in finance costs of $5,310 being recorded (see Note 7 – Convertible Debt).

As of December 31, 2013, the Company has reclassified its obligation to issue an aggregate of 1,385,320 shares of common stock valued at $277,064 to GNRP to accrued liabilities. This reclassification is the result of a Board Resolution passed on July 19, 2013 whereby the Company agreed to repay its debt to GNRP in cash rather than in common stock.

NOTE 11 – SETTLEMENT AGREEMENT

In September 2, 2010, the Company executed a multi-year exclusive worldwide distribution agreement (“Zus Agreement”) regarding the ProAlgaZyme product (“ProAlgaZyme” or “Product”) with Zus Health, LLC, an international distributor of health and nutritional products (“Zus” or “Distributor”). This Agreement called for certain minimum payments subject to the satisfaction of certain conditions. The Company new management team (from December 2011) had been assessing certain of the Company contractual relationships, including the Zus relationship, in the context of the regulatory environment in which they are currently operating. Based on this review, the Company determined that Zus (as well as its purported assignee, Ceptazyme, LLC) had engaged in multiple material breaches of the Zus Agreement.  On January 9, 2012, a dispute arose when Zus Health attempted to assign its License Agreement to Ceptazyme.  The Company notified Ceptazyme (i) that there was no agreement between the Company and Ceptazyme, as the Company had not approved any assignment of the License Agreement by Zus Health to Ceptazyme and (ii) that, even if there had been a valid assignment to Ceptazyme, Ceptazyme had committed multiple material breaches of the agreement.  The Company believed that Ceptazyme (i) failed to market the Company’s product in a manner compliant with state and federal regulations, and (ii) allowed its distributors to make claims and representations that were not in compliance with applicable regulations, among many other breaches.  As a result, the Company filed a lawsuit in Michigan against Zus Health and Ceptazyme on January 16, 2012, alleging breach of contract.  Ceptazyme responded by filing suit in Utah against the Registrant on January 24, 2012, also alleging, breach of contract.

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

NOTE 12 - STOCKHOLDERS’ DEFICIENCY

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

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to John Gorman in November, 2013, at an exercise price of $.36 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $14,053 using the Black Scholes pricing model relying on the following assumptions: volatility 141.53%; annual rate of dividends 0%; discount rate 0.33%.  In addition, Mr. Gorman will receive $10,000 for each annual term served, paid quarterly.

The company recorded Directors Fees of $74,401 during the twelve months ended December 31, 2013, representing the fees expensed and the value of the vested warrants described above.

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

On April 15, 2013, upon completion of funding on a $2,000,000, 11% convertible debenture, the Company issued 600,000 shares of its common stock valued at $192,000 and 1,666,667 common stock warrants valued at $481,110 using the Black Scholes method of valuation (see Note 7 – Convertible Debt).

On April 30, 2013, the Company Board of Directors awarded its Chief Financial Officer 557,000, 5 year common stock warrants, exercisable at $.25 per share. These warrants were valued at $250,640 using the Black Scholes valuation method of valuation using the following assumptions:  closing stock price of $.46 an expected volatility of 194.14% a five year term, an annual rate of dividends of 0%, and a risk free rate of .25%.  The Board of Directors resolution included quarterly 50,000, 5 year common stock warrants, exercisable at $.25 per share.  The Company issued 150,000 warrants for the 2nd, 3rd and 4th quarters of 2013.  These warrants were valued at $46,115 using the Black Scholes valuation method of valuation using the following assumptions:  closing stock price of $.25 to .46 an expected volatility of 138.68 to 194.11% a five year term, an annual rate of dividends of 0%, and a risk free rate of .23% to .31%.

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

During the three months ended September 30, 2013, the Company issued 99,217 shares of its common stock valued at $40,802 and 858,936 common stock warrants valued at $356,304 using the Black Scholes method of valuation (see Note 7 – Convertible Debt). We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 139.26%-147.03%, annual rate of dividends 0% and a risk free interest rates of 0.33-0.34%.

During the three months ended September 30, 2013, the Company issued 2,577,565 shares of its common stock valued at $1,159,904 for the purchase of assets from Essex Angel Capital (see below).

On November 11, 2013, the Company granted a consultant to the Company 56,256, 5 year common stock warrants, exercisable at $.39 per share. These warrants were valued at $64,941 using the Black Scholes valuation method of valuation using the following assumptions:  closing stock price of $.28 an expected volatility of 166.98% a five year term, an annual rate of dividends of 0%, and a risk free rate of .34%.

During the three months ended December 31, 2013, the Company issued 229,597 shares of its common stock in return for cashless exercises of 450,000 common stock warrants that had exercise prices of $.15 and $.225.

During the three months ended December 31, 2013, the Company issued 800,000 shares of its common stock upon conversion of $55,000 of 1% convertible debentures at $.05 to $.125 per share.

During the three months ended December 31, 2013, the Company issued 1,250,000 shares of its common stock upon conversion of $150,000 of 11% convertible debentures at $.12 per share.

During the three months ended December 31, 2013, the Company issued 90,000 shares of its common stock valued at $32,310 and 250,000 common stock warrants valued at $75,507 using the Black Scholes method of valuation (see Note 7 – Convertible Debt). We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 142.88%-143.44%, annual rate of dividends 0% and a risk free interest rates of 0.32-0.39%.

During the three months ended December 31, 2013, the Company received proceeds of $256,500 from the issuance of 833,333 shares of common stock and the exercise of 33,000 common stock warrants.

Purchase of Assets

On April 15, 2013, the Company and Essex Angel Capital Inc. (“Essex”) entered into an Asset Purchase Agreement (previously disclosed in a Current Report on Form 8-K dated April 19, 2013).  Essex held $1,350,000 in senior secured convertible debentures and secured convertible debentures in Wellness Indicators, Inc. (“Wellness”), an Illinois based company.  Essex, along with other secured lenders held a total of $2,000,000 of secured debt.  Essex foreclosed on certain assets, consisting principally of intellectual property (the “Assets”), that secured Wellness’ obligation under the debentures.  Upon the foreclosure and acquisition of all right, title and interest in and to the Assets  pursuant to its 1st perfected security interest in the Assets, the Company purchased the Assets from Essex for $1,100,000, paid in the common stock of the Company with each such share being issued at the lesser of (i) $0.31 per share; or (ii) a price equal to the weighted average price of said shares on the OTCBB for 20 consecutive trading days ending on the date of Closing (date of such closing being the “Closing Date”) plus a 20% premium amount.

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

The Company purchased the Assets from Essex for $1,100,000.  $801,507 was paid in common stock with the remainder of $298,493 paid in cash.  There were 2,577,565 shares of common stock issued, valued at $0.31 per share.  Based on the current market price of the stock at the time of issuance, the Company recorded the 2,577,565 shares of common stock issued at $1,159,904.  The Company also incurred an additional $32,884 in transaction costs, for a total transaction cost of $1,491,281.  The Company acquired both furniture and equipment, along with 2 pending patents.  The Company valued the furniture and equipment at $100,000 and the patent applications pending at $1,391,281.

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	December 31, 2013		December 31, 2012
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	16,365,209	$0.17	$20,413,430	$0.19
Issued	4,820,330	0.18	1,425,112	0.12
Exercised	(2,785,000)	0.16	(583,333)	0.15
Expired	(1,500,000)	0.32	(4,890,000)	0.23

Outstanding, end of period	16,900,539	$0.17	$16,365,209	$0.17

Warrants outstanding and exercisable by price range as of December 31, 2013 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted
		Remaining			Average
Range of	Number	Contractual Life in Years	Exercise Price	Number	Exercise Price

$0.12	3,439,438	1.82	$0.12	3,426,938	$0.12
0.125	7,152,097.82		0.125	7,152,097	0.125
0.15	1,300,000.94		0.15	1,300,000	0.15
0.22	477,004	2.61	0.22	477,004	0.22
0.25	3,782,000	2.76	0.25	3,732,000	0.25
0.30	350,000	4.52	0.30	350,000	0.30
0.33	250,000	4.50	0.33	250,000	0.33
0.36	50,000	1.84	0.36	12,500	0.36
0.38	50,000	2.55	0.38	25,000	0.38
0.40	50,000	2.44	0.40	37,500	0.40

	16,900,539	1.72		16,763,039	$0.17

NOTE 13- FORMATION OF SUBSIDIARIES

WellMetris, LLC

During the year ended December 31, 2013, the Company formed WellMetris, LLC, a Delaware Limited Liability Company for the purpose of developing, manufacturing and marketing a non-invasive urinary wellness test. WellMetris is 100% owned by Health Enhancement Products, Inc.  As discussed in Note 12 – Stockholder’s Deficiency, Purchase of Assets, the Company bought the Assets of Wellness from Essex.  Concurrently, the Company transferred the Intellectual Property (pending patents) to WellMetris.

Zivo Biologic, Inc.

During the year ended December 31, 2013, the Company formed Zivo Biologic, Inc., a Delaware Corporation, for the purpose of manufacturing and commercialization of proprietary ingredients for non-medicinal animal health applications. Zivo Biologic is 100% owned by Health Enhancement Products, Inc.

NOTE 14 - RELATED PARTY TRANSACTIONS

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

During the quarter ended September 30, 2013, Mr. Maggiore subscribed to the acquisition for 454,545 Units, each Unit comprised of one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one share of Common Stock (or 45,455 warrants total), at a per unit price of $.22 for an aggregate purchase price of $100,000.

During the quarter ended September 30, 2013, Joseph Marsh, a significant shareholder, subscribed to the acquisition for 227,273 Units, each Unit comprised of one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one share of Common Stock (or 22,727  warrants total), at a per unit price of $.22 for an aggregate purchase price of $50,000.

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

NOTE 15 - INCOME TAXES

At December 31, 2013 the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $21,000,000, which may be applied against future taxable income, if any, at various dates from 2013 through 2033. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2013 the Company had a deferred tax asset of approximately $8,400,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal and State Statutory Rate of 40% and the Company’s effective tax rate of 0% is due to a decrease in the valuation allowance of approximately $4,000,000 in 2013.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated, December 16, 2011. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl will be compensated as follows:  he will receive an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  As of December 31, 2013, none of the milestones referred to had been achieved and there has been no notice of contract termination.

Miscellaneous Receivable

On May 1, 2013, the Company, through its legal counsel, sent a notice to the landlord at 7740 E. Evans, Scottsdale, AZ that it expected a timely return of the $118,466 security deposit.  On June 14, 2013, the landlord filed a Complaint in the State Court of Arizona that the Company owed the landlord in excess of $210,000 in damages in addition to the $118,466 security deposit related to the property at 7740 E. Evans, Scottsdale, AZ.  On July 24, 2013, the Company filed an Answer and Counter Claim disputing the claim and asking the court for relief in the amount of $118,466.

Workers’ Compensation

The Company does not carry workers’ compensation insurance, which covers on the job injury.

NOTE 17 – SUBSEQUENT EVENTS

On January 4, 2014 the Board of Directors reappointed Philip M. Rice II, the Company’s Chief Financial Officer, as a director for a 1 year term.  Mr. Rice received warrants to purchase 50,000 shares of common stock at an exercise price of $.37 per share for a term of three years, vested at 12,500 per quarter.  The terms of the appointment also includes a cash payment of $10,000.

Stock Issuances

Subsequent to December 31, 2013, the Company has received $206,250 in aggregate proceeds from shareholders upon the exercises of 1,650,000 common stock warrants.

Subsequent to December 31, 2013, the Company received proceeds of $100,000 from the issuance of 500,000 shares of common stock.

Convertible Debt

On October 27, 2013, the Company was notified that a significant stockholder and the holder of 1% Convertible Debentures of his intention to convert six (6) notes in the principal amount of $70,000 with various due dates and conversion prices, into 950,000 shares of the Company’s common stock during the first quarter of 2014.

On February 11, 2014, the Company was notified that a significant stockholder and the holder of 1% Convertible Debentures of his intention to convert seven (7) notes in the principal amount of $70,600 with various due dates and conversion prices, into 1,088,000 shares of the Company’s common stock during the second quarter of 2014.”

On February 18, 2014, the Venture Group notified the Company that it would convert the remaining 11% Convertible Debenture of $350,000 into 2,916,667 shares of the Company’s common stock.  The interest due to Venture Group of $72,000 is payable in cash.

On March 17, 2014, the Company and HEP Investments agreed to a 6 month extension of the $500,000 11% Convertible Debenture due on December 1, 2013.  With this extension, the 11% Convertible Debenture becomes due on June 1, 2014.  Concurrently, the Company and holder of the 1% Convertible Debentures agreed to a 6 month extension of the remaining Convertible Debentures.    The terms of the Convertible Debenture remain substantially the same. The Company determined that the modification of the HEP Investments Loan Agreement was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments

EXHIBIT INDEX

Exhibit Number	Title

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.11	Amendment to Articles of Incorporation of the Company, dated July 24, 2012	(2)
3.2	Amended and restated By-laws of the Company	(3)

10.04	Security Agreement with HEP Investments, LLC ($100K loan) dated September 8, 2011	(4)
10.05	Senior Secured Note with HEP Investments, LLC ($100K loan) dated September 8, 2011	(5)
10.06	Loan Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(6)
10.07	Senior Secured Note with HEP Investments, LLC ($2M loan) dated December 2, 2011	(7)
10.08	Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(8)
10.09	IP Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(9)
10.10	Investor Rights Agreement with Venture Group, LLC ($500K loan) dated November 8, 2011	(10)
10.14	Subscription Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(11)
10.15	Subordinated Convertible Note with Venture Group, LLC ($500K loan) dated January 27, 2012	(12)
10.16	Warrant Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(13)
10.17	Security Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(14)
10.18	Termination Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012 (terminating agreements with Venture Group, LLC dated November 8, 2011)	(15)
10.19	Termination Agreement with Oxford Holdings, LLC, dated January 26, 2012	(16)
10.20	License Agreement between Zus Health LLC and the Company dated September 2, 2010	(17)
10.21	Lease Agreement between the Company and BCO, LLC dated February 28, 2011	(18)
10.22	Employment Agreement with Andrew Dahl, the Registrant’s CEO	(19)
10.23	Employment Agreement with John Gorman, the Registrant’s EVP – Operations	(20)
10.24	Amended and Restated Senior Secured Convertible Promissory Note and the First Amendment to Loan Agreement with HEP Investments, LLC dated April 15, 2013	(21)
10.25	Asset Purchase Agreement with Essex Angel Capital Inc. dated April 15, 2013	(22)
10.26	Second Amendment to Loan Agreement with HEP Investments, LLC dated December 16, 2013	*
10.27	Third Amendment to Loan Agreement with HEP Investments, LLC dated March 17, 2014	*
14.1	Code of Ethics	*
21	Subsidiaries of the Registrant	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Filed herewith

(1)

Filed as Exhibit 3.1 to the Registrant’s Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

(2)

Filed as Exhibit 3.11 to the Registrant’s Form 10Q filed with the Commission on March 25, 2013 and incorporated by this reference.

(3)

Filed as Exhibit 3.2 to the Registrant’s Form 10Q filed with the Commission on May 17, 2010 and incorporated by this reference.

(4)

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

(17)

Filed as Exhibit 10.10 to Form 10K filed with the Commission on April 15, 2011 and incorporated by this reference.

(18)

Filed as Exhibit 10.1 to Form 10Q filed with the Commission on August 22, 2011 and incorporated by this reference.

(19)

Filed as Exhibit 10.1 to the Registrant’s Form 10Q filed with the Commission on August 14, 2012 and incorporated by this reference.

(20)

Filed as Exhibit 10.25 Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(21)

Filed as Exhibit 10.24 Form 10Q filed with the Commission on May 16, 2013 and incorporated by this reference.

(22)

Filed as Exhibit 10.25 Form 10Q filed with the Commission on May 16, 2013 and incorporated by this reference.