Form 10-Q
period 2014-03-31
HEALTH ENHANCEMENT PRODUCTS INC
filed 2014-05-14
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 123,868,760 shares of common stock, $0.001 par value, outstanding at May 14, 2014.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$96,823	$493,104
Prepaid Expenses	89,588	72,122
Miscellaneous Receivable	118,467	118,467
Deferred Finance Costs	-	4,834
Total Current Assets	304,878	688,527

PROPERTY AND EQUIPMENT, NET	87,500	93,750

OTHER ASSETS:
Patent Applications Pending	1,391,281	1,391,281
Deposits	-	845
Total Other Assets	1,391,281	1,392,126
TOTAL ASSETS	$1,783,659	$2,174,403
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$600,432	$483,208
Convertible Debenture Payable, less discount of $201,873 and $111,280 at March 31, 2014 and December 31, 2013
	1,558,727	1,619,319
Derivative Liability	2,671,529	8,036,239
Accrued Liabilities	825,474	738,686
Total Current Liabilities	5,656,162	10,877,452
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $1,589,593 and $2,159,189 at March 31, 2014 and December 31, 2013
	1,010,407	890,811
Total Long term Liabilities	1,010,407	890,811

TOTAL LIABILITIES	6,666,569	11,768,263
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized 122,868,760 and 116,852,093 issued and outstanding at March 31, 2014 and December 31, 2013

	122,869	116,852
Additional Paid-In Capital	33,637,984	32,895,380
Accumulated deficit	(38,643,763)	(42,606,092)
Total Stockholders' Deficit	(4,882,910)	(9,593,860)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,783,659	$2,174,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	Months ended	Months ended
	March 31, 2014	March 31, 2013

REVENUES:	$-	$-

COSTS AND EXPENSES:
General and Administrative	270,603	264,413
Professional fees and Consulting expense	117,132	141,476
Research and Development	391,021	129,448

Total Costs and Expenses	778,757	535,337

LOSS FROM OPERATIONS	(778,757)	(535,337)

OTHER INCOME (EXPENSE):
Fair Value Adjustment of Derivative Liability
	5,364,711	(138,749)
Amortization of Deferred Finance Costs	(4,835)	-
Amortization of Bond Discount	(479,003)	(174,559)
Finance costs paid in stock	-	(28,152)
Interest expense	(139,788)	(50,307)
Total Other Income (Expense)	4,741,085	(391,767)

NET INCOME (LOSS)	$3,962,328	$(927,104)

BASIC INCOME (LOSS) PER SHARE
	$0.03	$(0.01)
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING

	119,931,693	105,336,818
FULLY DILUTED INCOME PER SHARE
	$0.03	$(0.01)
WEIGHTED AVERAGE FULLY DILUTED SHARES OUTSTANDING

	153,980,232	105,336,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2014	March 31, 2013

Cash Flows for Operating Activities:
Net Income (Loss)	$3,962,328	$(927,104)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered	7,228	-
Stock and warrants issued for Director Fees	15,144	6,037
Stock and warrants issued for Finance Costs	-	28,152
Amortization of bond discount	479,003	174,558
Amortization of deferred finance costs	4,835	-
Amortization of intangibles	-	6,234
Depreciation expense	6,250	13,203
Fair value adjustment of Derivative Liability	(5,364,711)	138,749
(Decrease) in deferred rent	-	(19,110)
Changes in assets and liabilities:
(Increase) in prepaid expenses	(17,466)	(27,959)
Decrease in security deposits	845	-
Increase (Decrease) in accounts payable	117,225	(23,591)
Increase in accrued liabilities	108,787	74,540
Net Cash (Used) by Operating Activities	(680,531)	(556,291)

Cash Flows from Investing Activities:	-	-

Cash Flow from Financing Activities:
Proceeds of loan payable, other	-	35,000
Proceeds from issuance of convertible debentures	-	500,000
Proceeds from issuance stock and exercise of warrants	284,250	-
Net Cash Provided by Financing Activities	284,250	535,000

(Decrease) in Cash	(396,281)	(21,291)

Cash at Beginning of Period	493,104	47,147
Cash at End of Period	$96,823	$25,856

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2014:

During the quarter ended March 31, 2014, holders of 1% and 11% Convertible Debentures, converted $420,000 into 3,867,000 shares of the Company’s common stock. In addition, as part of an exercise of common stock warrants, a Convertible Debenture holder applied $22,000 of accrued interest to the purchase price of 300,000 shares of the Company’s common stock.

Three Months Ended March 31, 2013:

During the quarter ended March 31, 2013, the Company issued 11% Convertible Debentures totaling $500,000 and recorded $377,088 in discounts on debentures.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Health Enhancement Products, Inc. and its wholly-owned subsidiaries (collectively, the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s  December 31, 2013 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-K filed with the SEC on March 31, 2014.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014, or any other period.

The Company had a loss from operations of $778,757 and $535,337 for the three months ended March 31, 2014 and 2013, respectively.  In addition, the Company had a working capital deficiency of $5,351,284 and a stockholders’ deficit of $4,882,910 at March 31, 2014.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first three months of 2014, the Company raised $284,250 in net proceeds from the issuance of common stock and the exercise of warrants into common stock.  There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At March 31, 2014, the Company did not have any cash equivalents.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Property and Equipment

Property and equipment consists of furniture, office equipment, and leasehold improvements, and are carried at cost less allowances for depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets.  Repair and maintenance costs that do not improve service potential or extend the economic life of an existing fixed asset are expended as incurred.

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

The Company’s financial instruments include cash and cash equivalents, prepaid expenses, miscellaneous receivables, accounts payable and accrued expenses.  All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, miscellaneous receivables, prepaid expenses, accounts payable, and accrued expenses all approximate fair value because of the short maturity of these instruments.

The Company considers derivative liabilities to be a Level 3 fair value measurement.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to $4,835 and $-0- for the three months ended March 31, 2014 and 2013, respectively.

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company ceased the sales of its sole product in the fourth quarter of 2011, and therefore recognized no provision for the three months ended March 31, 2014 or March 31, 2013.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the three months ended March 31, 2014 and 2013, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories.

•

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. Research expenses were approximately $0 and $25,000 for the quarters ended March 31, 2014 and 2013, respectively;

•

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $391,000 and $104,000 for the quarter ended March 31, 2014 and 2013, respectively.

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

During the three months ended March 31, 2014, 50,000 common stock warrants valued at $7,228 were granted to the CFO for services rendered and 50,000 common stock warrants valued at $15,144 vested. During the three months ended March 31, 2013, 25,000 common stock warrants valued at $6,037 vested.  As a result of these grants and vestings, the Company recorded compensation expense of $22,372 and $6,037 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2014	2013
Expected volatility	121.33% to 128.35%	114.66% to 131.97%
Expected dividends	0%	0%
Expected term	3 – 5 years	3 years
Risk free rate	.41% to .44%	.25% to .27%

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Stock Based Compensation – (continued)

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

 Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of March 31, 2014, consisted of 28,257,091 common shares from convertible debentures and 15,350,539 common shares from outstanding warrants. Potentially dilutive securities as of March 31, 2013, consisted of 22,864,667 common shares from convertible debentures and 15,280,209 common shares from outstanding warrants.   For the three months ended March 31, 2013 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $12,853 and $7,461 for the three months ended March 31, 2014 and 2013, respectively.

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000

	100,000	100,000
Less accumulated depreciation and amortization	(12,500)	(6,250)

	$87,500	$93,750

Depreciation and amortization was $6,250 and $13,203 for the three months ended March 31, 2014 and 2013 respectively.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets, with no residual value. Amortization expense for the three months ended March 31, 2014 and 2013 were $- 0 - and $- 0 -, respectively.   As of March 31, 2013, the Company’s management decided to take an impairment charge of $6,234 representing the unamortized basis of the patents related to the creation and production of its product, ProAlgaZyme which is no longer producing revenue. The write off of the impairment loss has been included in General and Administrative Expenses on the Statement of Operations for the three months ended March 31, 2013.

NOTE 5 – CONVERTIBLE DEBT

HEP Investments, LLC

The Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through March 17, 2014: (i) a Loan Agreement under which the Lender has agreed to advance up to $4,050,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $4,050,000 (“Note”) and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) an IP security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in each case order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.  The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan.  These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

Amounts advanced under the Note are (i) convertible into the Company’s restricted common stock according to the following schedule: (A) $2,660,000 at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, (B) $640,000 at the lesser of $.22 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, and (C) $750,000 at the lesser of $.30 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, (ii) bear interest at the rate of 11% per annum and (iii) must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note, with the provision that the first Note of $500,000 due on December 1, 2013 has been extended to June 1, 2014.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”. The Note may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – (continued)

The Venture Group, LLC

On January 27, 2012, the Company and The Venture Group, LLC, a Maryland limited liability company (“Venture Group”), entered into the following agreements, effective as of January 26, 2012: (i) a Subscription Agreement under which the Lender has agreed to advance $500,000, (ii) a Subordinated Convertible Promissory Note in the principal amount of $500,000 (“Note”); and (iii) (a) a Security Agreement, under which the Company granted the Lender a subordinated security interest in all of its assets and (b) an IP security agreement under which the Company granted the Lender a subordinated security interest in all its intellectual properties, including patents, to secure its obligations to the Lender under the Note and related documents.   Amounts advanced under the Note are (i) secured on a subordinated basis by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at $.12 per share, (iii) bear interest at the rate of 11% per annum (payable on the first and second anniversary of the Note (unless earlier paid off), in cash or stock, at the Company’s option), and (iv) unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note (January 27, 2014).

On October 30, 2013, the Venture Group converted $150,000 of the $500,000 convertible debenture into 1,250,000 shares of the Company’s common stock.

On February 18, 2014, Venture Group converted the remaining $350,000 of the convertible debenture into 2,916,667 shares of the Company’s common stock.

Other Debt

On February 7, 2014, the holders of $70,000 of 1% convertible debentures converted their debentures into 950,000 shares of the Company’s common stock.

During the three months ended March 31, 2014, the Company and the Note Holder and significant shareholder of the Company extended the remaining notes due for an additional six months.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”.

Convertible debt consists of the following:
	March 31, 2014	December 31, 2013
	(Unaudited)
1% Convertible notes payable, net of unamortized discount of $22,526 and $5,546 respectively, due at various dates ranging from September 2014 to May 2015	$288,074	$375,054

11% Convertible note payable - HEP Investments, LLC, a related party, net of unamortized discount of $1,768,940 and $2,235,217, respectively, due at various dates ranging from June 2014 to December 2015	2,281,060	1,814,783

11% Convertible note payable, Venture Group, net of unamortized discount of $29,707	-	320,293
	2,569,134	2,510,130
Less: Current portion	1,558,727	1,619,319

Long term portion	$1,010,407	$890,811

Amortization of the debt discount on the remaining notes was $479,003 and $174,559 for the three months ended March 31, 2014 and 2013, respectively.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DERIVATIVE LIABILITY

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

NOTE 6 - DERIVATIVE LIABILITY – (continued)

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

On March 31, 2014, the Company valued the derivative liability at $2,671,529 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.17, an expected volatility of 145.45% over the remaining 1.27 years contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .44%. The fair value of the derivative decreased by $5,364,711 which has been recorded in the statement of operations for the year ended March 31, 2014.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Stock Issuances

During the three months ended March 31, 2014, the Company received proceeds of $100,000 from the issuance of 500,000 shares of common stock and $184,250 from the exercise of 1,650,000 common stock warrants.

Board of Directors fees

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2013, at an exercise price of $.12 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $10,381 using the Black Scholes pricing model relying on the following assumptions: volatility 131.97%; annual rate of dividends 0%; discount rate 0.27%.  In addition, Mr. Rice received $10,000 for each annual term served, paid in cash quarterly.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Thomas K. Cox in June, 2013, at an exercise price of $.40 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $15,873 using the Black Scholes pricing model relying on the following assumptions: volatility 145.67%; annual rate of dividends 0%; discount rate 0.25%.  In addition, Mr. Cox receives $10,000 for each annual term served, paid in cash quarterly.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT

Board of Directors fees – (continued)

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to John B. Payne in July, 2013, at an exercise price of $.38 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $17,187 using the Black Scholes pricing model relying on the following assumptions: volatility 143.37%; annual rate of dividends 0%; discount rate 0.25%.  In addition, Mr. Payne receives $10,000 for each annual term served, paid in cash quarterly.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to John Gorman in November, 2013, at an exercise price of $.36 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $14,053 using the Black Scholes pricing model relying on the following assumptions: volatility 141.53%; annual rate of dividends 0%; discount rate 0.33%.  In addition, Mr. Gorman receives $10,000 for each annual term served, paid in cash quarterly.

The company recorded Directors Fees of $74,401 during the twelve months ended December 31, 2013, representing the fees expensed and the value of the vested warrants described above.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2014, at an exercise price of $.38 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $13,460 using the Black Scholes pricing model relying on the following assumptions: volatility 121.33%; annual rate of dividends 0%; discount rate 0.44%.  In addition, Mr. Rice will receive $10,000 for each annual term served, paid in cash quarterly.

The company recorded Directors Fees of $15,144 during the three months ended March 31, 2014, representing the fees expensed and the value of the vested warrants described above.

A summary of the status of the Company’s warrants is presented below.

	March 31, 2014		December 31, 2013
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	16,900,539	$ 0.17	16,365,209	$ 0.17
Issued	100,000	0.28	4,820,330	0.18
Exercised	(1,650,000)	0.13	(2,785,000)	0.16
Expired	-		(1,500,000)	0.32
Outstanding, end of period	15,350,539	$ 0.17	16,900,539	$ 0.17

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT – (continued)

Stock Issuances – (continued)

Warrants outstanding and exercisable by price range as of March 31, 2014 were as follows:

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual	Exercise		Average
Range of	Number	Life in Years	Price	Number	Exercise Price

$ 0.12	3,439,439	1.66	$ 0.12	3,439,439	$ 0.12
0.125	5,502,097	0.88	0.125	5,502,097	0.125
0.15	1,300,000	0.69	0.15	1,300,000	0.15
0.17	50,000	5.00	0.17	12,500	0.17
0.22	477,004	2.37	0.22	477,004	0.22
0.25	3,782,000	2.52	0.25	3,782,000	0.25
0.30	350,000	4.27	0.30	350,000	0.30
0.33	250,000	4.25	0.33	250,000	0.33
0.36	50,000	1.59	0.36	25,000	0.36
0.38	100,000	2.54	0.38	87,500	0.38
0.40	50,000	2.19	0.40	50,000	0.40

	15,350,539	1.73		15,275,539	$ 0.17

NOTE 8- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl receives an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  As of March 31, 2014, none of the milestones referred to had been achieved and there had been no notice of contract termination.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- COMMITMENTS AND CONTINGENCIES – (continued)

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

NOTE 9 - SUBSEQUENT EVENTS

HEP Investments

On April 15, 2014, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of April 15, 2014: (i) Fourth Amendment to Loan Agreement under which the Lender has agreed to advance an additional $500,000 up to a total of $4,550,000 to the Company, subject to certain conditions, and (ii) an Amended and Restated Senior Secured Convertible Promissory Note.  These agreements amend agreements the Company entered into with HEP Investments as previously disclosed.

Other Investment

As of May 6, 2014, the Company received $200,000 from sales of 1,000,000 shares of its common stock.

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

Results of Operations for the three months ended March 31, 2014 and 2013.

Net Sales.

We had no sales during the three months ended March 31, 2014 and 2013.

Cost of Sales.

We had no cost of sales during the three months ended March 31, 2014 and 2013.

Research and Development Expenses.

For the three months ended March 31, 2014, we incurred $391,021 on research and development expenses, as compared to $129,448 for the comparable period in 2013.  These expenses are mainly comprised of costs associated with external research.  Our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy cholesterol balance.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the three months ended March 31, 2014 and 2013.

General and Administrative Expenses.

General and administrative expenses were $270,613 for the three months ended March 31, 2014, as compared to $264,413 for the comparable prior period.  The increase in general and administrative expense during 2014 is due primarily to increased business activity.

Professional and Consulting Expenses.

Professional and consulting expenses were $117,132 for the three months ended March 31, 2014, as compared to $141,476 for the comparable prior period.  The decrease in professional and consulting expense during 2014 is due primarily to a reduction of $45,000 in the use of outside business consultants, a decrease of $35,000 in accounting fees and an increase in legal fees.

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

As of May 8, 2014, we had a cash balance of approximately $39,000.  We have incurred significant net losses since inception, despite net income of $3,962,328 for the quarter ended March 31, 2014. We have, since inception, consistently incurred negative cash flow from operations. During the quarter ended March 31, 2014, we incurred negative cash flows from operations of $680,531.  As of March 31, 2014, we had a working capital deficiency of $5,351,284 and a stockholders’ deficiency of $4,882,910. Although we recently raised a limited amount of capital, we have a near term need for additional capital.

During the three months ended March 31, 2014, our operating activities used $681,531 in cash, an increase of $124,240 from the comparable prior period.  The approximate $124,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $4,889,000 increase in net income, offset by $5,200,000 in non-cash expenses and $186,000 of changes (increase) in prepaid expenses, accounts payable, and accrued liabilities.

Our financing activities generated $284,000, a $251,000 decrease from the comparable prior period. The decrease in cash provided by financing activities was due entirely to proceeds of $284,000 from the sale of common stock and the exercise of common stock warrants in the three months ended March 31, 2014 compared to proceeds of $535,000 from the comparable prior period.

Although we raised a limited amount of capital during 2013 and the first quarter of 2014, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research program.

We estimate that we will require approximately $3,000,000 in cash over the next 12 months in order to fund our normal operations and research and development activities.  Based on this cash requirement, we have a near term need for substantial additional funding.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise capital from outside sources. If we are unable to raise the required funding, we will have to curtail our research and development and other activities, in which case, there could be a material adverse effect on our business.

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.  For the three months ended March 31, 2014, we recognized $5,364,711 in income for financial statement purposes, due to the change in fair value of derivative liabilities as of March 31, 2014.  We may incur income or expense in future periods arising out of changes in the fair value of derivative liabilities. Any such changes are non-cash changes, however, and do not affect our need to continue to raise capital.

Seasonality

Based on our business model implemented at the beginning of 2012, anticipated income streams are to be generated from a) Royalties and advances for licensed natural bioactive ingredients, isolated natural compounds and synthetic variants thereof, and b) bulk sales of such ingredients; and in our WellMetris business the sale of wellness tests and data services related to medical records management and analysis/compilation of data gathered on behalf of payers.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014, the Company issued 500,000 shares of common stock for $100,000.  Additionally, the Company issued 1,650,000 shares of common stock from the exercise of its warrants for net proceeds of $184,250. Finally, the Company issued 3,867,000 shares of common stock through the conversion of $420,000 of debt held by convertible noteholders.

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

Item 5.  Other Information

From April 1, 2014 through May 14, 2014:

1.

The Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of April 15, 2014: (i) Fourth Amendment to Loan Agreement under which the Lender has agreed to advance an additional $500,000 up to a total of $4,550,000 to the Company, subject to certain conditions, and (ii) an Amended and Restated Senior Secured Convertible Promissory Note.  These agreements amend agreements the Company entered into with HEP Investments as previously disclosed.

2.

The Company received $200,000 from the sale 1,000,000 shares of its common stock.

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

Date: May 14, 2014

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