Form 10-Q
period 2014-06-30
HEALTH ENHANCEMENT PRODUCTS INC
filed 2014-08-14
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 127,280,427 shares of common stock, $0.001 par value, outstanding at August 14, 2014.

FORM 10-Q

HEALTH ENHANCEMENT PRODUCTS, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$31,011	$493,104
Prepaid Expenses	37,519	72,122
Miscellaneous Receivable	-	118,467
Deferred Finance Costs	-	4,834
Total Current Assets	68,530	688,527
PROPERTY AND EQUIPMENT, NET	81,250	93,750
OTHER ASSETS:
Patent Applications Pending	1,391,281	1,391,281
Deposits	-	845
Total Other Assets	1,391,281	1,392,126
	$1,541,061	$2,174,403
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$682,375	$483,208
Loan Payable – Related Party	25,510	-
Convertible Debenture Payable, less discount of $538,936 and $111,280 at June 30, 2014 and December 31, 2013
	2,201,064	1,619,319
Derivative Liability	2,079,118	8,036,239
Accrued Liabilities	924,216	738,686
Total Current Liabilities	5,912,283	10,877,452
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $913,910 and $2,159,189 at June 30, 2014 and December 31, 2013
	636,090	890,811
Total Long term Liabilities	636,090	890,811

TOTAL LIABILITIES	6,548,373	11,768,263
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized 127,280,427 and 116,852,093 issued and outstanding at June 30, 2014 and December 31, 2013

	127,281	116,852
Additional Paid-In Capital	34,176,717	32,895,380
Accumulated deficit	(39,311,310)	(42,606,092)
Total Stockholders' Deficit	(5,007,312)	(9,593,860)
	$1,541,061	$2,174,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months ended	Months ended	Months ended	Months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUES:	$-	$-	$-	$-

COSTS AND EXPENSES:
General and Administrative	262,145	472,003	532,748	736,416
Professional fees and Consulting expense	132,775	99,480	249,909	240,956
Research and Development	405,790	310,917	796,811	440,365

Total Costs and Expenses	800,710	882,400	1,579,468	1,417,737

LOSS FROM OPERATIONS	(800,710)	(882,400)	(1,579,468)	(1,417,737)

OTHER INCOME (EXPENSE):
Other Income	93,683	262,837	93,683	262,837
Other Expense	(118,467)	-	(118,467)	-
Fair Value Adjustment of Derivative Liability
	592,410	(1,243,627)	5,957,121	(1,382,376)
Amortization of Debt Discount	(338,621)	(286,536)	(817,624)	(461,095)
Deferred Finance Costs	-	-	(4,835)	-
Finance Costs	-	(2,543,758)	-	(2,571,910)
Interest expense	(95,841)	(55,848)	(235,628)	(106,155)
Total Other Income (Expense)	133,164	(3,866,932)	4,874,250	(4,258,699)

NET INCOME (LOSS)	$(667,546)	$(4,749,332)	$3,294,782	$(5,676,436)

BASIC INCOME (LOSS) PER SHARE
	$(0.01)	$(0.04)	$0.03	$(0.05)
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	124,703,110	106,828,157	122,330,583	106,086,608
FULLY DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.04)	$0.02	$(0.05)
WEIGHTED AVERAGE FULLY DILUTED SHARES OUTSTANDING	124,703,110	106,828,157	170,226,919	106,086,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2014	June 30, 2013
Cash Flows for Operating Activities:
Net Income (Loss)	$3,294,782	$(5,676,436)
Adjustments to reconcile net income (loss) to net cash used by operating activities:

Stock and warrants issued for services rendered	13,984	250,640
Warrants issued for Directors' Fees	29,683	13,385
Finance costs paid in stock and warrants	-	612,969
Amortization of deferred finance costs	4,835	-
Deferred finance costs	-	1,907,234
Amortization of bond discount	817,624	461,095
Amortization of intangibles	-	6,234
Depreciation expense	12,500	13,203
Fair value adjustment of Derivative Liability	(5,957,121)	1,382,376
(Decrease) in deferred rent	-	(19,110)
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	34,603	(78,627)
(Increase) Decrease in miscellaneous receivable	118,468	(118,468)
Decrease in security deposits	845	122,917
Increase (Decrease) in accounts payable	199,167	(136,139)
(Decrease) in deferred revenue	-	(235,000)
(Decrease) in customer deposits	-	(27,837)
Increase in accrued liabilities	207,529	113,383
Net Cash Used by Operating Activities	(1,223,104)	(1,408,181)

Cash Flows from Investing Activities:
Capital expenditures	-	-
Net Cash Used by Investing Activities	-	-

Cash Flow from Financing Activities:
Repayment of Loan Payable, related party	-	(362)
Proceeds of Loan Payable, related party	25,510	31,000
Proceeds from issuance of convertible debentures	-	1,500,000
Proceeds from sale of common stock and exercise of warrants	735,500	85,000
Net Cash Provided by Financing Activities	761,010	1,615,638

Increase (Decrease) in Cash	(462,093)	207,457
Cash at Beginning of Period	493,104	47,147
Cash at End of Period	$31,011	$254,604

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (cont’d)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2014:

During the quarter ended March 31, 2014, holders of 1% and 11% Convertible Debentures converted $420,000 into 3,867,000 shares of the Company’s common stock. In addition, as part of an exercise of common stock warrants, a convertible debenture holder applied $22,000 of accrued interest to the purchase price of 300,000 shares of the Company’s common stock.

During the quarter ended June 30, 2014, holders of 1% Convertible Debentures converted $70,600 into 1,088,000 shares of the Company’s common stock.

During the quarter ended June 30, 2014, the Company issued 416,667 shares of the Company’s common stock in connection with a stock purchase consummated in December 2013.

Six Months Ended June 30, 2013:

During the quarter ended March 31, 2013, the Company issued 21,111 shares of its common stock in return for a cashless exercise of 35,000 common stock warrants.

During the quarter ended March 31, 2013, the Company issued convertible debentures totaling $500,000 and recorded $377,088 in discounts on debentures.

During the quarter ended March 31, 2013, $15,000 in Loans Payable – Related Party was transferred to Loans Payable – Other (HEP Investments, LLC) pursuant to a Participation Agreement entered into by the two parties on March 18, 2013 (See Note 5 – Convertible Debt).

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

The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014, or any other period.

The Company had a loss from operations of $1,579,468 and $1,417,737 for the six months ended June 30, 2014 and 2013, respectively.  In addition, the Company had a working capital deficiency of $5,843,752 and a stockholders’ deficit of $5,007,312 at June 30, 2014.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first six months of 2014, the Company raised $735,500 in net proceeds from the issuance of common stock and the exercise of warrants into common stock and $25,510 from a loan payable to a related party.  There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At June 30, 2014, the Company did not have any cash equivalents.

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

The Company’s financial instruments include cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses and loans payable - related party.  All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, prepaid expenses, accounts payable, accrued expenses and loans payable - related party all approximate fair value because of the short maturity of these instruments.

The Company considers derivative liabilities to be a Level 3 fair value measurement.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to $4,835 and $-0- for the six months ended June 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable.  An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

The Company believes its current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates, resulting in the need for an impairment charge in future periods   During the six months ended June 30, 2013, the Company decided that the remainder of the cost of the patents related to its former product ProAlgaZyme should be written off in the amount of $6,234. The decision was based on the lack of revenue generated by this product over the course of the prior year or for the foreseeable future.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the six months ended June 30, 2014 and 2013, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories.

•  Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. Research expenses were approximately $0 and $66,000 for the six months ended June 30, 2014 and 2013, respectively;

•  Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $797,000 and $374,000 for the six months ended June 30, 2014 and 2013, respectively.

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

During the six months ended June 30, 2014 and 2013, as a result of the vesting of warrants to directors and the issuances of warrants to certain employees, directors and consultants, the Company recorded stock based compensation expense of $43,667 and $264,024 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
	2014	2013
Expected volatility	121.23% to 138.05%	114.68% to 194.14%
Expected dividends	0%	0%
Expected term	3 – 5 years	3 - 5 years
Risk free rate	.41% to .47%	.25%

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

 Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of June 30, 2014, consisted of 35,958,735 common shares from convertible debentures and related accrued interest and 12,117,873 common shares from outstanding warrants. Potentially dilutive securities as of June 30, 2013, consisted of 31,198,000 common shares from convertible debentures and related accrued interest and 14,828,876 common shares from outstanding warrants.   For the six months ended June 30, 2013 diluted and basic weighted average shares were the same, as potentially dilutive shares are anti-dilutive.

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $22,688 and $12,341 for the six months ended June 30, 2014 and 2013, respectively.

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

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000

	100,000	100,000
Less accumulated depreciation and amortization	(18,750)	(6,250)

	$81,250	$93,750

Depreciation and amortization was $12,500 and $13,385 for the six months ended June 30, 2014 and 2013 respectively.

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets, with no residual value. Amortization expense for the six months ended June 30, 2014 and 2013 were $- 0 - and $- 0 -, respectively.   As of June 30, 2013, the Company’s management decided to take an impairment charge of $6,234 representing the unamortized basis of the patents related to the creation and production of its product, ProAlgaZyme which is no longer producing revenue. The write off of the impairment loss has been included in General and Administrative Expenses on the Statement of Operations for the six months ended June 30, 2013.

NOTE 5 – CONVERTIBLE DEBT

HEP Investments, LLC

The Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through April 15, 2014: (i) a Loan Agreement under which the Lender has agreed to advance up to $4,050,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $4,050,000 (“Note”) and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) an IP security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in each case order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.  The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan.  These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

Amounts advanced under the Note(i) are convertible into the Company’s restricted common stock according to the following schedule: (A) $2,707,592 at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, (B) $592,408 at the lesser of $.22 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, and (C) $750,000 at the lesser of $.30 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, (ii) bear interest at the rate of 11% per annum and (iii) must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note, with the provision that the first Note of $500,000 due on December 1, 2013 was initially extended to June 1, 2014.  As of June 30, 2014, a total of $1,000,000 in $.12 convertible debt has become due.  In July 2014, the Lender agreed to rolling 30 day extensions until notice is given to the Company to the contrary.  The Lender has not converted any of the debt through the date of this report.  The Note may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

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

On February 18, 2014, Venture Group converted the remaining $350,000 of the convertible debenture into 2,917,000 shares of the Company’s common stock.

Other Debt

On February 7, 2014, the holders of $70,000 of 1% convertible debentures converted their debentures into 950,000 shares of the Company’s common stock.  On April 27, 2014, the holders of $70,600 of 1% convertible debentures converted their debentures into 1,088,000 shares of the Company’s common stock.

During the six months ended June 30, 2014, the Company and the Note Holder and significant shareholder of the Company extended the remaining notes due for an additional six months.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	June 30, 2014	December 31, 2013
	(Unaudited)
1% Convertible notes payable, net of unamortized discount of $95 and $5,546 respectively, due at various dates ranging from September 2014 to May 2015	$239,905	$375,054

11% Convertible note payable - HEP Investments, LLC, a related party, net of unamortized discount of $1,452,751 and $2,235,217, respectively, due at various dates ranging from July 2014 to December 2015	2,597,249	1,814,783

11% Convertible note payable - Venture Group, net of unamortized discount of $29,707	-	320,293
	2,837,154	2,510,130
Less: Current portion	2,201,064	1,619,319

Long term portion	$636,090	$890,811

Amortization of the debt discount on the remaining notes was $817,624 and $461,095 for the six months ended June 30, 2014 and 2013, respectively.

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

On March 31, 2014, the Company valued the derivative liability at $2,671,529 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.17, an expected volatility of 145.45% over the remaining 1.27 years contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .44%. The fair value of the derivative decreased by $6,135,458 which has been recorded in the statement of operations for the three months ended March 31, 2014.

On June 30, 2014, the Company valued the derivative liability at $2,079,118 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.16, an expected volatility of 135.6% over the remaining 1.04 years contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .47%. The fair value of the derivative decreased by $5,957,121 which has been recorded in the statement of operations for the six months ended June 30, 2014.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Level 3	Total
June 30, 2014
Derivative Instruments	$2,079,118	$2,079,118
December 31, 2013
Derivative Instruments	$8,036,239	$8,036,239

Level 3 financial instruments consist of certain embedded conversion features.  The fair value of these imbedded conversion features are estimated using the Black-Scholes valuation model.  The Company adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements” during the quarter ended March 31, 2012.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2014 and the year ended December 31, 2013.

	June 30, 2014	December 31, 2013

Beginning Balance	$8,036,239	$1,026,128
Initial recognition - Derivative liability of embedded conversion feature of the Convertible Notes
	-	5,335,976
Change in fair value	(5,957,121)	1,674,135
Ending Balance	$2,079,118	$8,036,239

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

NOTE 8 - STOCKHOLDERS’ DEFICIT

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

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Thomas K. Cox in June, 2014, at an exercise price of $.19 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $7,311 using the Black Scholes pricing model relying on the following assumptions: volatility 138.05%; annual rate of dividends 0%; discount rate 0.41%.  In addition, Mr. Cox will receive $10,000 for each annual term served, paid quarterly.

The company recorded Directors Fees of $29,683 during the six months ended June 30, 2014, representing the fees expensed and the value of the vested warrants described above.

Stock Issuances

During the six months ended June 30, 2014, the Company received proceeds of $502,500 from the issuance of 3,433,334 shares of common stock and 1,308,333 common stock warrants and $233,000 from the exercise of 2,040,000 common stock warrants.  The Company also issued 4,955,000 shares of common stock upon conversion of $490,600 of 1% and 11% convertible debentures during the six months ended June 30, 2014.  The Company issued 416,667 shares of common stock to a non-related party shareholder relating to a stock purchase in December 2013.

Executive Compensation

As compensation for serving as Chief Financial Officer, the Company, quarterly, will issue warrants to purchase 50,000 shares of common stock to Philip M. Rice at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and complaint manner, at which time such warrants would vest.  On March 31, 2014 the Company issued warrants to purchase 50,000 shares of common stock at $.17.  The warrants were valued at $13,460 using the Black Scholes pricing model relying on the following assumptions: volatility 128.35%; annual rate of dividends 0%; discount rate 0.44%.  On May 14, 2014, the Company issued warrants to purchase 50,000 shares of common stock at $.19.  The warrants were valued at $6,756 using the Black Scholes pricing model relying on the following assumptions: volatility 121.96%; annual rate of dividends 0%; discount rate 0.47%.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ DEFICIT – (continued)

Stock Issuances – (continued)

A summary of the status of the Company’s warrants is presented below.

	June 30, 2014		December 31, 2013
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	16,900,539	$ 0.17	16,365,209	$ 0.17
Issued	1,508,333	0.17	4,820,330	0.18
Exercised	(1,940,000)	0.13	(2,785,000)	0.16
Cancelled	(100,000)	0.30	-	-
Expired	(4,251,000)	0.22	(1,500,000)	0.32

Outstanding, end of period	12,117,873	$ 0.15	16,900,539	$ 0.17

Warrants outstanding and exercisable by price range as of June 30, 2014 were as follows:

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual	Exercise		Average
Range of	Number	Life in Years	Price	Number	Exercise Price

$ 0.12	3,439,439	1.32	$ 0.12	3,439,439	$ 0.12
0.125	4,036,097	0.88	0.125	4,036,097	0.125
0.15	2,358,333	1.69	0.15	2,358,333	0.15
0.17	50,000	4.75	0.17	50,000	0.17
0.19	100,000	3.91	0.19	72,500	0.19
0.20	250,000	2.84	0.20	250,000	0.20
0.22	477,004	2.12	0.22	477,004	0.22
0.25	707,000	4.02	0.25	707,000	0.25
0.30	250,000	4.02	0.30	250,000	0.30
0.33	250,000	4.01	0.33	250,000	0.33
0.36	50,000	1.34	0.36	37,500	0.36
0.38	100,000	2.29	0.38	75,000	0.38
0.40	50,000	2.44	0.40	50,000	0.40

	12,117,873	1.99		12,045,373	$ 0.15

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9- OTHER INCOME (EXPENSE)

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

On July 15, 2014, the Company settled a dispute with one of its vendors.  The settlement agreement calls for the Company to make 10 payments of $6,250.  If the payments are not made timely, a total liability of $97,463 out of the gross amount recorded on the Company’s books of $191,146 will be due.  As a result of this settlement, the difference of $93,683 is recognized as other income for the period ending June 30, 2014 (See Note 11).

On May 1, 2013, the Company, through its legal counsel, sent a notice to the landlord at 7740 E. Evans, Scottsdale, AZ that it expected a timely return of the $118,466 security deposit.  On June 14, 2013, the landlord filed a Complaint in the State Court of Arizona that the Company owed the landlord in excess of $210,000 in damages in addition to the $118,466 security deposit related to the property at 7740 E. Evans, Scottsdale, AZ. The security deposit has been classified as a Miscellaneous Receivable since the second quarter of 2013.  On July 24, 2014, the Company settled the outstanding complaints and the $118,466 Miscellaneous Receivable was written off as other expense for the period ending June 30, 2014 (See Note 11).

NOTE 10- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated, December 16, 2011. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’’ notice prior to the expiration of the term of the agreement.  Mr. Dahl will be compensated as follows:  he will receive an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  As of June 30, 2014, none of the milestones referred to had been achieved and there has been no notice of contract termination.

HEALTH ENHANCEMENT PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS

Board of Directors

On July 19, 2014 the Board of Directors reappointed John B. Payne as a director for a 1 year term.  Mr. Payne received warrants to purchase 50,000 shares of common stock at an exercise price of $.14 per share for a term of three years, vested at 12,500 per quarter.  The terms of the appointment also includes a cash payment of $10,000, paid quarterly.

HEP Investments

On July 13, 2014, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of July 1, 2014: (i) Third Amendment to Loan Agreement under which the Lender has agreed to advance up to a total of $6,000,000 to the Company, subject to certain conditions, and (ii) a Fourth Amended and Restated Senior Secured Convertible Promissory Note.  These agreements amend agreements the Company entered into with HEP Investments as previously disclosed.

During the period from July 1, 2014 through August 9, 2014, the Lender has funded an additional $1,035,000 for a current total outstanding debt of $5,085,000.

Change in control agreements

In August 2014, the Board of Directors approved a Change in Control Agreement (the “Agreement”) which the Company entered into on August 11, 2014 with both of its executive officers. The Agreement with each of the executive officers provides that if a Change of Control (as defined in the Agreement) occurs and the participant is not offered substantially equivalent employment with the successor corporation or the participant’s employment is terminated without Cause (as defined in the Agreement) during the three month period prior to the Change of Control or the 24 month period following the Change of Control, then 100% of such participant’s unvested options will be fully vested and the restrictions on his restricted shares will lapse.  The Agreement also provides for severance payments of 500% of base salary and target bonus in such event.  The Agreement terminates on December 31, 2014 (with two 6 month extensions), with the provision that if a Change of Control occurs prior to the termination date, the obligations of the Agreement will remain in effect until they are satisfied or have expired.

The foregoing description of the Agreement is qualified in its entirety by reference to the copies of the Agreement, a form of which is attached hereto as Exhibit 10.30 and which are incorporated by reference herein.

Miscellaneous Receivable

On August 1, 2014, the Company and its former landlord agreed to dismiss a lawsuit with prejudice regarding the security deposit on premises formerly occupied by the Company. The stipulations were that both party dropped their respective lawsuits and that each would pay their own attorney’s fees. Accordingly, the Company wrote off the receivable and recorded other expense of $118,467 in the quarter ended June 30, 2014 (see Note 9).

Cancellation of Payable

On July 15, 2014, the Company came to an agreement with a vendor whereby the vendor agreed to reduce a payable by $93,683. Accordingly, the Company has reduced Accounts Payable and recorded Other Income of $93,683 in the quarter ended June 30, 2014 (see Note 9).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2014 and 2013.

Net Sales.

We had no sales during the three months ended June 30, 2014 and 2013.  We implemented a new business model starting in 2012, and expect to derive future income from the licensing and sale of natural bioactive ingredients derived from algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.  Because we are engaged in a collaboration agreement with Zoetis to determine the market validity of our candidate products in addressing bovine mastitis, we expect that at the conclusion of our joint study period, the two parties will engage in discussions regarding options and licenses, whereupon revenues can be expected. We do not believe that these revenues will likely materialize in the last two quarters of 2014, as the option/collaboration agreement allows for up to six months for negotiations, which could carry over into 2015.

Further, our current canine joint health studies may likely culminate in another option/collaboration agreement with a larger animal health company, or we may elect to pursue a direct supply contract with an established canine dietary supplement maker/marketer. Should any revenue materialize in 2014 for this specific product category, it would consist of an option payment, license fee or marketing consideration.

With respect to our WellMetris, LLC subsidiary, potential revenue may be expected in the last quarter of 2014 should capital funding be secured to activate the manufacturing of analyzers and test cartridges to build inventory, as well as product launch expenses.

Cost of Sales.

We had no cost of sales during the three months ended June 30, 2014 and 2013.

Research and Development Expenses.

For the three months ended June 30, 2014, we incurred $405,790 in research and development expenses, as compared to $310,917 for the comparable period in 2013.  Of these expenses, $324,043 and $310,917 for the three months ended June 30, 2014 and 2013, respectively, are mainly comprised of costs associated with external research.  Our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as lead compounds for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response.

With respect to our WellMetris, LLC subsidiary, we incurred $81,747 in research and development expenses. There is no comparable period for 2013, as the new subsidiary was formed in August of 2013. However, the R&D effort which took place in the three months ended June 30, 2014 centered on optimizing dry chemistry and developing lower-cost alternatives for the proprietary analyzer device.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the three months ended June 30, 2014 and 2013.

General and Administrative Expenses.

General and administrative expenses were $262,145 for the three months ended June 30, 2014, as compared to $472,003 for the comparable prior period.  The decrease in general and administrative expense during 2014 is due primarily to a warrant granted to the Chief Financial Officer in April 2013 for 557,000 shares of common stock whereby the Company recorded a compensation expense (non-cash) of $251,000.  The remaining increase in 2014 of $41,000 is due to increased business activity.

Professional and Consulting Expenses.

Professional and consulting expenses were $132,775 for the three months ended June 30, 2014, as compared to $99,480 for the comparable prior period.  The increase in professional and consulting expense during 2014 is due to increased business activity and legal fees relating to a number of new patent applications for WellMetris.

Other Income (Expense)

For information relating to Other Income (Expense), please see Notes 9 and 11 of the Notes to Consolidated Financial Statements.

Results of Operations for the six months ended June 30, 2014 and 2013.

Net Sales.

We had no sales during the six months ended June 30, 2014 and 2013.  We implemented a new business model starting in 2012, and expect to derive future income from the licensing and sale of natural bioactive ingredients derived from algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.  Because we are engaged in a collaboration agreement with Zoetis to determine the market validity of our candidate products in addressing bovine mastitis, we expect that at the conclusion of our joint study period, the two parties will engage in discussions regarding options and licenses, whereupon revenues can be expected. We do not believe that these revenues will likely materialize in the last two quarters of 2014, as the option/collaboration agreement allows for up to six months for negotiations, which could carry over into 2015.

Further, our current canine joint health studies may culminate in another option/collaboration agreement with a larger animal health company, or we may elect to pursue a direct supply contract with an established canine dietary supplement maker/marketer. Should any revenue materialize in 2014 for this specific product category, it would consist of an option payment, license fee or marketing consideration.

With respect to our WellMetris, LLC subsidiary, potential revenue may be expected in the last quarter of 2014 should capital funding be secured to activate the manufacturing of analyzers and test cartridges to build inventory, as well as product launch expenses.

Cost of Sales.

We had no cost of sales during the six months ended June 30, 2014 and 2013.

Research and Development Expenses.

For the six months ended June 30, 2014, we incurred $796,811 in research and development expenses, as compared to $440,365 for the comparable period in 2013.  Of these expenses, $598,874 and $440,365 for the six months ended June 30, 2014 and 2013, respectively, are mainly comprised of costs associated with external research. Our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response.

With respect to our WellMetris, LLC subsidiary, we incurred $197,937 in research and development expenses for the first six months of 2014, there is no comparable period in 2013, as the new subsidiary was formed in August of 2013. The R&D effort to date centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the six months ended June 30, 2014 and 2013.

General and Administrative Expenses.

General and administrative expenses were $532,748 for the six months ended June 30, 2014, as compared to $736,416 for the comparable prior period.  The decrease in general and administrative expense during 2014 is due primarily to is due primarily to a warrant granted to the Chief Financial Officer in April 2013 for 557,000 shares of common stock whereby the Company recorded a compensation expense (non-cash) of $251,000.  The remaining increase in 2014 of $45,000 is due to increased business activity.

Professional and Consulting Expenses.

Professional and consulting expenses were $249,909 for the six months ended June 30, 2014, as compared to $240,956 for the comparable prior period.  The increase in professional and consulting expense during 2014 is due to increased business activity and legal fees relating to a number of new patent applications for WellMetris.

Other Income (Expense)

For information relating to Other Income (Expense), please see Notes 9 and 11 of the Notes to Consolidated Financial Statements.

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

As of August 8, 2014, we had a cash balance of approximately $435,000.  We have incurred significant net losses since inception, despite net income of $3,962,328 for the period ended June 30, 2014, which is a result of an adjustment to the fair value of a derivative liability of approximately $6,000,000. We have, since inception, consistently incurred negative cash flow from operations. During the period ended June 30, 2014, we incurred negative cash flows from operations of $1,223,104.  As of June 30, 2014, we had a working capital deficiency of $5,843,753 and a stockholders’ deficiency of $5,007,312. Although we recently raised a limited amount of capital, we have a near term need for additional capital.

During the six months ended June 30, 2014, our operating activities used $1,223,104 in cash, a decrease of $185,077 from the comparable prior period.  The approximate $185,000 decrease in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $8,971,000 increase in net income, offset by $9,707,000 in non-cash expenses, $228,000 of changes (decrease) in prepaid expenses, miscellaneous receivables, security deposits and $692,000 of changes (increase) in accounts payable, accrued liabilities and the reduction of deferred revenue and customer deposits.

Our financing activities generated $761,000, an $855,000 decrease from the comparable prior period. The decrease in cash provided by financing activities was due to a $1,500,000 reduction of proceeds from issuance of convertible debentures offset by an increase in proceeds of $651,000 from the sale of common stock and the exercise of common stock warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Although we raised a limited amount of capital during 2013 and the first six months of 2014, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research program.

We estimate that we will require approximately $3 million in cash over the next 12 months in order to fund our normal operations and research and development activities and an additional $4.8 million in new capital to launch the WellMetris technology.  Based on this cash requirement, we have a near term need for substantial additional funding.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise capital from outside sources. If we are unable to raise the required funding, we will have to curtail our research and development and other activities, in which case, there could be a material adverse effect on our business.

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operations, other than those arising out of changes in the fair value of derivative liabilities.  For the six months ended June 30, 2014, we recognized $5,957,121 in income for financial statement purposes, due to the change in fair value of derivative liabilities as of June 30, 2014.  We may incur income or expense in future periods arising out of changes in the fair value of derivative liabilities.

Seasonality

Anticipated income streams are to be generated from the following:

• For HEPI:

a) royalties and advances for licensed natural bioactive ingredients, isolated natural compounds and synthetic variants thereof, and b) bulk sales of such ingredients;

• For WellMetris:

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014, the Company issued 5,473,334 shares of common stock for $757,500.

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

Item 5.  Other Information

Item 6. Exhibits

Exhibit Number	Description
10.28	Third Amendment to Loan Agreement with HEP Investments, LLC dated July 1, 2014	*
10.29	Fourth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated July 1, 2014	*
10.30	Form of Change of Control Agreement dated August 11, 2014	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: August 14, 2014

By:  /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer

List of Exhibits

Exhibit Number	Description
10.28	Third Amendment to Loan Agreement with HEP Investments, LLC dated July 1, 2014	*
10.29	Fourth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated July 1, 2014	*
10.30	Form of Change of Control Agreement dated August 11, 2014	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Furnished herewith (all other exhibits are deemed filed)