Form 10-Q
period 2014-09-30
Zivo Bioscience, Inc.
filed 2014-11-14
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number:  000-30415

Zivo Bioscience, Inc.

(f/k/a Health Enhancement Products, Inc.)

(Exact name of small business issuer as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2804 Orchard Lake Rd., Suite 202, Keego Harbor, MI 48320

(Address of principal executive offices)

(248) 452 9866

(Issuer’s telephone number)

Health Enhancement Products, Inc.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 128,561,904 shares of common stock, $0.001 par value, outstanding at November 13, 2014.

FORM 10-Q

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES (formerly Health Enhancement Products, Inc. and Subsidiaries)
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$101,564	$493,104
Prepaid Expenses	25,081	72,122
Miscellaneous Receivable	-	118,467
Deferred Finance Costs	-	4,834
Total Current Assets	126,645	688,527
PROPERTY AND EQUIPMENT, NET	75,000	93,750
OTHER ASSETS:
Patent Applications Pending	1,391,281	1,391,281
Deposits	-	845
Total Other Assets	1,391,281	1,392,126
	$1,592,926	$2,174,403
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$483,019	$483,208
Loans Payable – Related Parties	28,010	-
Convertible Debenture Payable, less discount of $716,568 and $111,280 at September 30, 2014 and December 31, 2013
	2,823,431	1,619,319
Derivative Liability	4,768,396	8,036,239
Accrued Liabilities	1,051,928	738,686
Total Current Liabilities	9,154,784	10,877,452
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $1,553,608 and $2,159,189 at September 30, 2014 and December 31, 2013
	481,393	890,811
Total Long term Liabilities	481,393	890,811

TOTAL LIABILITIES	9,636,177	11,768,263
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized 128,561,904 and 116,852,093 issued and outstanding at September 30, 2014 and December 31, 2013

	128,562	116,852
Additional Paid-In Capital	34,479,725	32,895,380
Accumulated deficit	(42,651,538)	(42,606,092)
Total Stockholders' Deficit	(8,043,251)	(9,593,860)
	$1,592,926	$2,174,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES (formerly Health Enhancement Products, Inc. and Subsidiaries)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	Months ended	Months ended	Months ended	Months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

REVENUES:	$-	$-	$-	$-

COSTS AND EXPENSES:
General and Administrative	325,244	339,409	857,992	1,075,825
Professional fees and Consulting expense	262,382	277,930	512,291	518,886
Research and Development	508,816	270,811	1,305,627	711,176

Total Costs and Expenses	1,096,441	888,150	2,675,910	2,305,887

LOSS FROM OPERATIONS	(1,096,441)	(888,150)	(2,675,910)	(2,305,887)

OTHER INCOME (EXPENSE):
Other Income	-	-	93,683	262,837
Other Expense	-	-	(118,467)	-
Fair Value Adjustment of Derivative Liability
	(1,475,643)	(1,754,053)	4,481,478	(3,136,429)
Amortization of Debt Discount	(467,671)	(464,012)	(1,285,295)	(925,107)
Amortization of Deferred Finance Costs	-	(13,016)	(4,835)	(13,016)
Finance Costs	(152,496)	(1,467,608)	(152,496)	(4,039,519)
Interest expense	(147,977)	(93,813)	(383,604)	(199,968)
Total Other Income (Expense)	(2,243,787)	(3,792,502)	2,630,464	(8,051,202)

NET LOSS	$(3,340,229)	$(4,680,652)	$(45,446)	$(10,357,089)

BASIC AND DILUTED LOSS PER SHARE
	$(0.03)	$(0.04)	$(0.00)	$(0.10)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	. 127,932,726	. 110,378,102	. 124,216,095	. 108,658,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES (formerly Health Enhancement Products, Inc. and Subsidiaries)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2014	September 30, 2013

Cash Flows for Operating Activities:
Net Loss	$(45,446)	$(10,357,089)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered	83,813	338,150
Warrants issued for Directors' Fees	42,170	21,953
Finance costs paid in stock and warrants	150,606	1,009,802
Amortization of deferred finance costs	4,835	13,016
Deferred finance costs	-	2,930,020
Amortization of bond discount	1,285,295	925,107
Amortization of intangibles	-	6,234
Depreciation expense	18,750	13,203
Fair value adjustment of Derivative Liability	(4,481,479)	3,136,429
(Decrease) in deferred rent	-	(19,110)
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	47,041	(88,693)
(Increase) Decrease in miscellaneous receivable	118,467	(118,467)
Decrease in security deposits	845	122,917
Increase in accounts payable	1,701	112
Decrease in deferred revenue	-	(235,000)
Decrease in customer deposits	-	(27,837)
Increase in accrued liabilities	335,242	137,602
Net Cash Used by Operating Activities	(2,438,160)	(2,191,651)

Cash Flows from Investing Activities:
Capital expenditures	-	-
Purchase of Pending Patents	-	(331,377)
Net Cash Used by Investing Activities	-	(331,377)

Cash Flow from Financing Activities:
Repayment of Loan Payable, related party	-	(258,953)
Proceeds of Loan Payable, related parties	28,010	-
Finance costs paid on issuance of 11% convertible debentures	(1,890)	-
Proceeds from issuance of 11% convertible debentures	1,285,000	2,468,000
Proceeds from sale of common stock and exercise of warrants	735,500	548,000
Net Cash Provided by Financing Activities	2,046,620	2,757,047

Increase (Decrease) in Cash	(391,540)	234,019
Cash at Beginning of Period	493,104	47,147
Cash at End of Period	$101,564	$281,166

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES (formerly Health Enhancement Products, Inc. and Subsidiaries)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (cont’d)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2014:

During the quarter ended March 31, 2014, holders of 1% and 11% Convertible Debentures converted $420,000 into 3,867,000 shares of the Company’s common stock. In addition, as part of an exercise of common stock warrants, a 1% convertible debenture holder applied $22,000 of accrued interest to the purchase price of 300,000 shares of the Company’s common stock.

During the quarter ended June 30, 2014, holders of 1% Convertible Debentures converted $70,600 into 1,088,000 shares of the Company’s common stock.

During the quarter ended June 30, 2014, the Company issued 416,667 shares of the Company’s common stock in connection with a stock purchase consummated in December 2013.

During the quarter ended September 30, 2014, the Company issued 758,400 shares of the Company’s common stock in connection with financings in the third quarter.

During the quarter ended September 30, 2014, the Company issued convertible debentures totaling $1,285,000 and recorded $1,285,000 in discounts on debentures.

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

During the quarter ended September 30, 2013, $289,592 in Loans Payable – Other (HEP Investments LLC and Venture Group, LLC - See Note 5 - Convertible Debt) were converted to 11% convertible debentures.

During the nine months ended September 30, 2013, the Company established additional Derivative Liabilities of $4,687,312 consisting of unamortized debt discounts of $2,177,088 and finance costs valued at $2,510,224.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”).  On October 14, 2014, at the annual meeting of the Shareholders’ of the Company, a proposal was passed to change the name of the Company from Health Enhancement Products, Inc. to Zivo Bioscience, Inc.  On October 16, 2014, the Amended Articles of Incorporation effecting the name change were filed with the State of Nevada.  On October 30, 2014, Financial Industry Regulatory Authority (“FINRA”) approved the name Zivo Bioscience, Inc. for trading purposes and the symbol change to ZIVO effective November 10, 2014.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s  December 31, 2013 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-K filed with the SEC on March 31, 2014.

The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014, or any other period.

The Company had a loss from operations of $2,675,910 and $2,305,887 for the nine months ended September 30, 2014 and 2013, respectively.  In addition, the Company had a working capital deficiency of $9,028,139 and a stockholders’ deficit of $8,043,251 at September 30, 2014.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first nine months of 2014, the Company raised $735,500 in net proceeds from the issuance of common stock and the exercise of warrants to purchase common stock, $1,285,000 from the issuance of convertible debentures and $28,010 from a loan payable to a related party.  There can be no assurance that the Company will be able to raise additional capital.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned Subsidiaries, Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., WellMetris, LLC, and Zivo Biologic, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At September 30, 2014, the Company did not have any cash equivalents.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

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

The Company’s financial instruments include cash and cash equivalents, prepaid expenses, accounts payable accrued expenses and loans payable - related party.  All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, prepaid expenses, accounts payable accrued expenses and loans payable - related party all approximate fair value because of the short maturity of these instruments.

The Company considers derivative liabilities to be a Level 3 fair value measurement.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to $4,835 and $13,016 for the nine months ended September 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable.  An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

The Company believes its current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates, resulting in the need for an impairment charge in future periods   During the nine months ended September 30, 2013, the Company decided that the remainder of the cost of the patents related to its former product ProAlgaZyme should be written off in the amount of $6,234. The decision was based on the lack of revenue generated by this product over the course of the prior year or for the foreseeable future.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

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

Shipping and handling costs are expensed as incurred. For the nine months ended September 30, 2014 and 2013, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories.

•  Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. Research expenses were approximately $0 and $30,000 for the nine months ended September 30, 2014 and 2013, respectively;

•  Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $1,306,000 and $681,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

During the nine months ended September 30, 2014 and 2013, as a result of the vesting of warrants to directors and the issuances of warrants to certain employees, directors and consultants, the Company recorded stock based compensation expense of $125,983 and $360,103 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2014	2013
Expected volatility	113.93% to 138.05%	114.68% to 194.14%
Expected dividends	0%	0%
Expected term	3 – 5 years	3 - 5 years
Risk free rate	.41% to .59%	.25% to .27%

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

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

 Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of September 30, 2014, consisted of 65,539,827 common shares from convertible debentures and related accrued interest and 11,674,402 common shares from outstanding warrants. Potentially dilutive securities as of September 30, 2013, consisted of 31,198,000 common shares from convertible debentures and related accrued interest and 14,828,876 common shares from outstanding warrants Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $66,664 and $27,551 for the nine months ended September 30, 2014 and 2013, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 at times during the year.

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000

	100,000	100,000
Less accumulated depreciation and amortization	(25,000)	(6,250)

	$75,000	$93,750

Depreciation and amortization was $18,750 and $13,203 for the nine months ended September 30, 2014 and 2013 respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DEFINITE-LIFE INTANGIBLE ASSETS

The Company’s definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets, with no residual value. There was no amortization expense for the nine months ended September 30, 2014 and 2013.   As of September 30, 2013, the Company’s management decided to take an impairment charge of $6,234 representing the unamortized basis of the patents related to the creation and production of its product, ProAlgaZyme which is no longer producing revenue. The write off of the impairment loss was included in General and Administrative Expenses on the Statement of Operations for the nine months ended September 30, 2013.

NOTE 5 – CONVERTIBLE DEBT

HEP Investments, LLC

The Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through July 1, 2014: (i) a Loan Agreement under which the Lender has agreed to advance up to $6,000,000 to the Company, subject to certain conditions; (ii) a Convertible Secured Promissory Note in the principal amount of $6,000,000 (“Note”) (of which $5,335,000 has been advanced as of September 30, 2014); (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) an IP security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in each case in order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.  The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan.  These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

Amounts advanced under the Note (i) are convertible into the Company’s restricted common stock according to the following schedule: (A) $2,660,000 at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, (B) $1,285,000 at the lesser of $.15 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, (C) $640,000 at the lesser of $.22 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, and (D) $750,000 at the lesser of $.30 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market; (ii) bear interest at the rate of 11% per annum and (iii) must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note, with the provision that the first installment of the Note of $500,000 due on December 1, 2013 was initially extended to June 1, 2014.  As of September 30, 2014, a total of $1,000,000 in $.12 convertible debt has become due.  In July 2014, the Lender agreed to rolling 30 day extensions until notice is given to the Company to the contrary.  The Lender has not converted any of the debt through the date of this report.  The Note may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

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

During the six months ended June 30, 2014, the Company and the Note Holder and significant shareholder of the Company extended the remaining notes due for an additional six months.  In September 2014, the Lender agreed to rolling 30 day extensions until notice is given to the Company to the contrary.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	September 30, 2014	December 31, 2013
	(Unaudited)
1% Convertible notes payable, net of unamortized discount of $-0- and $5,546 respectively, due at various dates ranging from October 2014 to May 2015	$240,000	$375,054

11% Convertible note payable - HEP Investments, LLC, a related party, net of unamortized discount of $ 2,270,176 and $2,235,217, respectively, due at various dates ranging from October 2014 to December 2015	3,064,824	1,814,783

11% Convertible note payable - Venture Group, net of unamortized discount of $29,707	-	320,293
	3,304,824	2,510,130
Less: Current portion	2,823,431	1,619,319

Long term portion	$481,393	$890,811

Amortization of the debt discount on the remaining notes was $1,285,295 and $925,107 for the nine months ended September 30, 2014 and 2013, respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

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

On March 31, 2014, the Company valued the derivative liability at $2,671,529 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.17, an expected volatility of 145.45% over the remaining 1.27 years contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .44%. The fair value of the derivative decreased by $5,364,710 which has been recorded in the statement of operations for the three months ended March 31, 2014.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DERIVATIVE LIABILITY – (continued)

On June 30, 2014, the Company valued the derivative liability at $2,079,118 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.16, an expected volatility of 135.6% over the remaining 1.04 years contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .47%. The fair value of the derivative decreased by $592,410 which has been recorded in the statement of operations for the three months ended June 30, 2014.

On July 14, 2014, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $970,766 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.15 an expected volatility of 135.1% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .48%. In connection with the funding, 690,000 warrants were issued as part of the financing.  These warrants are classified as Finance Costs and valued at $90,065 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.15 an expected volatility of 134.94% over the 5.00 year term of the warrant, an annual rate of dividends of 0%, and a risk free rate of .48%.

On September 19, 2014, in connection with the HEP Investments agreement, as a result of reaching certain funding thresholds which entitled HEP Investments to additional shares of common stock, the Company was required to record an additional derivative liability of $242,868 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.13 an expected volatility of 127.8% over the remaining 2.00 year contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .59%. In connection with the funding, 166,667 warrants were issued as part of the financing.  These warrants are classified as Finance Costs and valued at $18,147 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.15 an expected volatility of 127.64% over the 5.00 year term of the warrant, an annual rate of dividends of 0%, and a risk free rate of .48%.

On September 30, 2014, the Company valued the derivative liability at $4,768,396 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.13, an expected volatility of 126.7% over the remaining 2.00 years contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .58%. The fair value of the derivative increased by $1,475,643 which has been recorded in the statement of operations for the three months ended September 30, 2014.

NOTE 7 – LOANS PAYABLE – RELATED PARTIES

During the period ended September 30, 2014, the Company received loans from related parties in the amount of $28,010. The loans are non-interest bearing and are payable on demand.

NOTE 8 - FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Level 3	Total
September 30, 2014
Derivative Instruments	$4,768,396	$4,768,396
December 31, 2013
Derivative Instruments	$8,036,239	$8,036,239

Level 3 financial instruments consist of certain embedded conversion features.  The fair value of these imbedded conversion features are estimated using the Black-Scholes valuation model.  The Company adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements” during the quarter ended March 31, 2012.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE – (continued)

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the six months ended September 30, 2014 and the year ended December 31, 2013.

	September 30, 2014	December 31, 2013

Beginning Balance	$8,036,239	$1,026,128
Initial recognition - Derivative liability of embedded conversion feature of the Convertible Notes
	1,213,633	5,335,976
Change in fair value	(4,481,478)	1,674,135
Ending Balance	$4,768,396	$8,036,239

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

NOTE 9 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2013, at an exercise price of $.12 per share.  The warrants have a term of three years and vested as follows: 12,500 vested on the grant date and the remaining 37,500 vested quarterly (12,500 per quarter).  The warrants were valued at $10,381 using the Black Scholes pricing model relying on the following assumptions: volatility 131.97%; annual rate of dividends 0%; discount rate 0.27%.  In addition, Mr. Rice will receive $10,000 for the 2013 term, paid quarterly.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Thomas K. Cox in June, 2013, at an exercise price of $.40 per share.  The warrants have a term of three years and vested as follows: 12,500 vested on the grant date and the remaining 37,500 vested quarterly (12,500 per quarter).  The warrants were valued at $15,873 using the Black Scholes pricing model relying on the following assumptions: volatility 145.67%; annual rate of dividends 0%; discount rate 0.25%.  In addition, Mr. Cox will receive $10,000 for the 2013 term, paid quarterly.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to John B. Payne in July, 2013, at an exercise price of $.38 per share.  The warrants have a term of three years and vested as follows: 12,500 vested on the grant date and the remaining 37,500 vested quarterly (12,500 per quarter).  The warrants were valued at $17,187 using the Black Scholes pricing model relying on the following assumptions: volatility 143.37%; annual rate of dividends 0%; discount rate 0.25%.  In addition, Mr. Payne will receive $10,000 for the 2013 term, paid quarterly.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to John Gorman in November, 2013, at an exercise price of $.36 per share.  The warrants have a term of three years and vested as follows: 12,500 vested on the grant date and the remaining 37,500 vested quarterly (12,500 per quarter).  The warrants were valued at $14,053 using the Black Scholes pricing model relying on the following assumptions: volatility 141.53%; annual rate of dividends 0%; discount rate 0.33%.  In addition, Mr. Gorman will receive $10,000 for the 2013 term, paid quarterly.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2014, at an exercise price of $.38 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $13,460 using the Black Scholes pricing model relying on the following assumptions: volatility 121.33%; annual rate of dividends 0%; discount rate 0.44%.  In addition, Mr. Rice receives $10,000 for each annual term served, paid quarterly.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT

Board of Directors fees – (continued)

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Thomas K. Cox in June, 2014, at an exercise price of $.19 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $7,311 using the Black Scholes pricing model relying on the following assumptions: volatility 138.05%; annual rate of dividends 0%; discount rate 0.41%.  In addition, Mr. Cox receives $10,000 for each annual term served, paid quarterly.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to John B. Payne in July, 2014, at an exercise price of $.14 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $4,876 using the Black Scholes pricing model relying on the following assumptions: volatility 118.27%; annual rate of dividends 0%; discount rate 0. 51%.  In addition, Mr. Payne receives $10,000 for each annual term served, paid quarterly.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Nola E. Masterson in September, 2014, at an exercise price of $.12 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $4,074 using the Black Scholes pricing model relying on the following assumptions: volatility 113.93%; annual rate of dividends 0%; discount rate 0.59%.  In addition, Ms. Masterson receives $10,000 for each annual term served, paid quarterly.

The company recorded Directors Fees of $66,250 during the nine months ended September 30, 2014, representing the fees expensed and the value of the vested warrants described above.

Stock Issuances

During the nine months ended September 30, 2014, the Company received proceeds of $502,500 from the issuance of 3,433,334 shares of common stock and 1,308,333 common stock warrants and $233,000 from the exercise of 2,040,000 common stock warrants.  The Company issued 4,955,000 shares of common stock upon conversion of $490,600 of 1% and 11% convertible debentures during the nine months ended September 30, 2014.  The Company issued 416,667 shares of common stock to a non-related party shareholder relating to a stock purchase in December 2013.  The Company issued 500,000 shares of common stock to a non-related party for services rendered during the nine months ended September 30, 2014.

Executive Compensation

As compensation for serving as Chief Financial Officer, the Company, quarterly, will issue warrants to purchase 50,000 shares of common stock to Philip M. Rice at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and compliant manner, at which time such warrants would vest.  On March 31, 2014 the Company issued warrants to purchase 50,000 shares of common stock at $.17.  The warrants were valued at $13,460 using the Black Scholes pricing model relying on the following assumptions: volatility 128.35%; annual rate of dividends 0%; discount rate 0.44%.  On May 14, 2014, the Company issued warrants to purchase 50,000 shares of common stock at $.19.  The warrants were valued at $6,756 using the Black Scholes pricing model relying on the following assumptions: volatility 121.96%; annual rate of dividends 0%; discount rate 0.47%.  On August 14, 2014, the Company issued warrants to purchase 50,000 shares of common stock at $.19.  The warrants were valued at $4,828 using the Black Scholes pricing model relying on the following assumptions: volatility 116.72%; annual rate of dividends 0%; discount rate 0.42%.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	September 30, 2014		December 31, 2013
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	16,900,539	$ 0.17	16,365,209	$ 0.17
Issued	2,515,000	0.16	4,820,330	0.18
Exercised	(2,040,000)	0.13	(2,785,000)	0.16
Cancelled	(110,037)	0.31	-	-
Expired	(5,591,000)	0.19	(1,500,000)	0.32

Outstanding, end of period	11,674,402	$ 0.16	16,900,539	$ 0.17

Warrants outstanding and exercisable by price range as of September 30, 2014 were as follows:

	Outstanding Warrants			Exercisable Warrants
		Average
		Weighted
		Remaining			Weighted
		Contractual	Exercise		Average
Range of	Number	Life in Years	Price	Number	Exercise Price

$ 0.12	3,439,439	1.21	$ 0.12	3,401,939	$ 0.12
0.125	2,596,097	0.73	0.125	2,596,097	0.125
0.14	50,000	4.87	0.14	12,500	0.14
0.15	3,265,000	2.05	0.15	3,265,000	0.15
0.17	50,000	4.50	0.17	50,000	0.17
0.19	150,000	3.37	0.19	125,000	0.19
0.20	250,000	2.58	0.20	250,000	0.20
0.22	477,004	1.87	0.22	477,004	0.22
0.25	707,000	3.77	0.25	707,000	0.25
0.30	250,000	4.16	0.30	250,000	0.30
0.33	250,000	3.75	0.33	250,000	0.33
0.36	39,863	2.09	0.36	39,863	0.36
0.38	100,000	2.03	0.38	87,500	0.38
0.40	50,000	2.19	0.40	50,000	0.40

	11,674,402	2.01		11,561,902	$ 0.16

NOTE 10- OTHER INCOME (EXPENSE)

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- OTHER INCOME (EXPENSE) – (continued)

On July 15, 2014, the Company settled a dispute with one of its vendors.  The settlement agreement calls for the Company to make 10 payments of $6,250.  If the payments are not made timely, a total liability of $97,463 out of the gross amount recorded on the Company’s books of $191,146 will be due.  As a result of this settlement, the difference of $93,683 is recognized as other income for the period ending September 30, 2014.

On May 1, 2013, the Company, through its legal counsel, sent a notice to the landlord at 7740 E. Evans, Scottsdale, AZ that it expected a timely return of the $118,466 security deposit.  On June 14, 2013, the landlord filed a Complaint in the State Court of Arizona that the Company owed the landlord in excess of $210,000 in damages in addition to the $118,466 security deposit related to the property at 7740 E. Evans, Scottsdale, AZ. The security deposit has been classified as a Miscellaneous Receivable since the second quarter of 2013.  On July 24, 2014, the Company settled the outstanding complaints and the $118,466 Miscellaneous Receivable was written off as other expense for the period ending September 30, 2014.

NOTE 11- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated, December 16, 2011. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’’ notice prior to the expiration of the term of the agreement.  Mr. Dahl will be compensated as follows:  he will receive an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  As of September 30, 2014, none of the milestones referred to had been achieved and there has been no notice of contract termination.

NOTE 12 - SUBSEQUENT EVENTS

Name Change

On October 14, 2014, at the annual meeting of the Shareholders’ of the Company, a proposal was passed to change the name of the Company from Health Enhancement Products, Inc. to Zivo Bioscience, Inc.  On October 16, 2014, the Amended Articles of Incorporation effecting the name change were filed with the State of Nevada.

On October 30, 2014, FINRA (Financial Industry Regulatory Authority) approved the name Zivo Bioscience, Inc. for trading purposes.  Effective November 10, 2014, the Company began trading on the OTCQB under the symbol: ZIVO.

Loan Payable – Related Party

During the period from October 1, 2014 through November 14, 2014 related parties loaned the Company $55,425. These loans payable are non-interest bearing and payable on demand.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

 The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients are expected to be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.  Because we are engaged in a collaboration agreement with Zoetis to determine the market validity of our candidate products in addressing bovine mastitis, we expect that at the conclusion of our joint study period, the two parties will engage in discussions regarding options and licenses, whereupon revenues can be expected. We do not believe that these revenues will likely materialize in the last quarter of 2014, as the option/collaboration agreement allows for up to six months for negotiations, which could carry over into 2015.

Further, our current canine joint health studies may culminate in another option/collaboration agreement with a large animal health company, or we may elect to pursue a direct supply contract with an established canine dietary supplement maker/marketer. Should any revenue materialize in 2014 for this specific product category, it would consist of an option payment, license fee or marketing consideration.

With respect to our WellMetris, LLC subsidiary, potential revenue may be expected in the last quarter of 2014 only if capital funding is secured to activate the manufacturing of analyzers and test cartridges to build inventory, as well as product launch expenses.

Results of Operations for the three months ended September 30, 2014 and 2013.

Net Sales.

We had no sales during the three months ended September 30, 2014 and 2013.  We expect to derive future income from the licensing and sale of natural bioactive ingredients derived from algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.

Cost of Sales.

We had no cost of sales during the three months ended September 30, 2014 and 2013.

Research and Development Expenses.

For the three months ended September 30, 2014, we incurred $508,816 in research and development expenses, as compared to $270,811 for the comparable period in 2013.  These expenses were comprised of costs associated with external research.  The increase of $238,000 is due to increased work with external research projects.  If we are able to obtain sufficient funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as lead compounds for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the three months ended September 30, 2014 and 2013.

General and Administrative Expenses.

General and administrative expenses were $325,244 for the three months ended September 30, 2014, as compared to $339,409 for the comparable prior period.  The general and administrative expense during 2014 is similar to the same period during 2013.

Professional and Consulting Expenses.

Professional and consulting expenses were $262,382 for the three months ended September 30, 2014, as compared to $277,930 for the comparable prior period.  The professional and consulting expense during 2014 is similar to the same period during 2013.

Other Income (Expense)

For the three months ended September 30, 2014, Other Expenses decreased by approximately $1,549,000 from approximately $3,793,000 to $2,244,000. The decrease was due primarily to a decrease in Finance Charges of approximately $1,315,000 and a decrease in Change in Derivative Liability of approximately $278,000, offset by an increase in interest expense of approximately $54,000, as compared to the prior period.

Results of Operations for the nine months ended September 30, 2014 and 2013

Net Sales.

We had no sales during the nine months ended September 30, 2014 and 2013.  We expect to derive future income from the licensing and sale of natural bioactive ingredients derived from algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.

Cost of Sales.

We had no cost of sales during the nine months ended September 30, 2014 and 2013.

Research and Development Expenses.

For the nine months ended September 30, 2014, we incurred $1,305,627 in research and development expenses, as compared to $711,176 for the comparable period in 2013.  Of these expenses, $1,305,627 and $440,365 for the nine months ended September 30, 2014 and 2013, respectively, were mainly comprised of costs associated with external research. The increase of $594,000 is due to increased work with external research projects.  If we are able to obtain sufficient funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the nine months ended September 30, 2014 and 2013.

General and Administrative Expenses.

General and administrative expenses were $857,992 for the nine months ended September 30, 2014, as compared to $1,075,825 for the comparable prior period.  The decrease in general and administrative expense during 2014 is due primarily to is due primarily to a warrant granted to the Chief Financial Officer in April 2013 for 557,000 shares of common stock whereby the Company recorded a compensation expense (non-cash) of $251,000.  The remaining general and administrative expense during 2014 is similar to the same period during 2013.

Professional and Consulting Expenses.

Professional and consulting expenses were $512,291 for the nine months ended September 30, 2014, as compared to $518,886 for the comparable prior period.  The professional and consulting expense during 2014 is similar to the same period during 2013.

Other Income (Expense)

For the nine months ended September 30, 2014 as compared to the prior period, Other Income (Expense) changed by approximately $10,682,000, from an expense of approximately $8,051,000 to income of approximately $2,631,000. The change was due primarily to a change in the Fair Value Adjustment of Derivative Liability of $7,618,000 (from an expense of $3,136,000 for the nine months ended September 30, 2013 compared to income of $4,482,000 for the nine months ended September 30, 2014). Finance Charges decreased by $3,887,000 compared to the prior period, offset by an increases in interest expense of $184,000 and Amortization of Debt Discount of $360,000 compared to the prior period.  Other Income (Expense) changed by $287,000 from the prior period relating to several transactions as discussed further in Note 10 of the Notes to the Consolidated Financial Statements.

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

As of November 11, 2014, we had a cash balance of approximately $5,000.  We have incurred significant net losses since inception, including a net loss of $45,446 for the nine months ended September 30, 2014. We have, since inception, consistently incurred negative cash flow from operations. During the period ended September 30, 2014, we incurred negative cash flows from operations of $2,438,160.  As of September 30, 2014, we had a working capital deficiency of $9,028,139 and a stockholders’ deficiency of $8,043,251. Although we recently raised a limited amount of capital, we have a near term need for additional capital.

During the nine months ended September 30, 2014, our operating activities used $2,438,160 in cash, a decrease of $247,000 from the comparable prior period.  The approximate $247,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $10,312,000 decrease in net loss, offset by $14,234,000 in non-cash expenses, $251,000 of changes (decrease) in prepaid expenses, miscellaneous receivables, security deposits and $460,000 of changes (increase) in accounts payable, accrued liabilities and the reduction of deferred revenue and customer deposits.

Our investing activities had no cash expenditures during the nine months ended September 30, 2014 compared to cash expenditures of approximately $331,000 relating to the purchase of the intangible assets of Wellness Indicators from Essex Angel Capital during the nine months ended September 31, 2013.

Our financing activities generated $2,047,000, a $710,000 decrease from the comparable prior period. The decrease in cash provided by financing activities was due to a $1,183,000 reduction of proceeds from issuance of convertible debentures offset by an increase in proceeds of $188,000 from the sale of common stock and the exercise of common stock warrants, a $28,000 increase of proceeds of loan payable from a related party and reduction of $259,000 of a repayment of Loan Payable to a related party.

Although we raised a limited amount of capital during 2013 and the first nine months of 2014, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research program.

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

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operations, other than those arising out of changes in the fair value of derivative liabilities.  For the nine months ended September 30, 2014, we recognized $4,481,478 in income for financial statement purposes, due to the change in fair value of derivative liabilities as of September 30, 2014.  We may incur income or expense in future periods arising out of changes in the fair value of derivative liabilities.

Seasonality

Anticipated income streams are to be generated from the following:

• For ZIVO:

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, the Company issued 5,973,334 shares of common stock for $757,500.

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

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.12	Amended Articles of Incorporation dated October 16, 2014 effecting the Company’s name change	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.

Date: November 14, 2014

By:  /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer

List of Exhibits

Exhibit Number	Description
3.12	Amended Articles of Incorporation dated October 16, 2014 effecting the Compamy’s name change	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Furnished herewith (all other exhibits are deemed filed)