Form 10-K
period 2014-12-31
Zivo Bioscience, Inc.
filed 2015-04-06
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

      ..TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  000-30415

Zivo Bioscience, Inc.

 (Name of Registrant as Specified in Its Charter)

Nevada	87-0699977
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes      . No  X .

The aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2014 by non-affiliates of the issuer was $20,364,868 based on the closing price of the registrant’s common stock on such date.

As of March 30, 2015, there were 129,743,859 shares of $.001 par value common stock issued and outstanding.

FORM 10-K

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

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

PART I

Item 1.  Business.

General

We were incorporated under the laws of the State of Nevada on March 28, 1983, under the name of “L. Peck Enterprises, Inc.” On May 27, 1999, we changed our name to “Western Glory Hole, Inc.”  From 1990 until October 2003, we had no business operations; we were in the development stage and were seeking profitable business opportunities.  On October 30, 2003, we acquired 100% of the outstanding shares of Health Enhancement Corporation (“HEC”) in exchange for 9,000,000 of our shares, making HEC our wholly-owned subsidiary. In connection with this transaction, we changed our name to Health Enhancement Products, Inc.  On October 14, 2014, at the annual meeting of the Shareholders’ of the Company, a proposal was passed to change the name of the Company from Health Enhancement Products, Inc. to Zivo Bioscience, Inc. (“ZIVO”).  On October 16, 2014, the Amended Articles of Incorporation effecting the name change were filed with the State of Nevada.  On October 30, 2014, the Financial Industry Regulatory Authority (“FINRA”) approved the name Zivo Bioscience, Inc. for trading purposes and the symbol change to ZIVO effective November 10, 2014.

We acquired HEC in 2003 because we believed its unique and complex algal culture produced natural bioactive compounds that promoted health benefits. A production facility based in Scottsdale, AZ produced and marketed a liquid dietary supplement with marginal success beginning in 2003 until sales were suspended in January of 2012.

Our new management team, in place since December 2011, determined the sole focus for the near term was to move forward with a research-based product development program.  Over the course of 2012, 2013 and 2014, we engaged fully in such activities, all as more fully explained herein.  We are implementing a business model in which we would derive future income from licensing and selling natural bioactive ingredients that may be derived from or are initially based on the algae cultures. We expect that these planned new products will likely be sold to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will likely be made by contracted ingredient manufacturers and then sold by us to animal food, dietary supplement and medical food processors and/or name-brand marketers. Further, we expect to license our bioactive molecules as lead compounds or templates for synthetic variants intended for therapeutic applications.

In January 2007, we established HEPI Pharmaceuticals, Inc. as our wholly owned subsidiary (“HEPI Pharma”). The purpose of HEPI Pharma was to develop potential pharmaceutical applications for the bioactive ingredients that may be derived from our algae cultures.

In February 2013, we formed Zivo Biologic, Inc., a Delaware corporation, for the purpose of manufacturing and commercialization of proprietary ingredients for non-medicinal animal health applications. Zivo Biologic is 100% owned by Health Enhancement Products, Inc.

In August 2013, we acquired the assets, consisting primarily of intellectual property rights, of Wellness Indicators, Inc. (“Wellness”), a Michigan corporation based in Illinois.  Concurrently, we formed WellMetris, LLC (“WellMetris”) as a 100% owned entity of ZIVO.  We acquired four patent applications as part of the transaction, in addition to engineering drawings, prototypes, chemical formulae, validation data, laboratory equipment and IT equipment.  We assigned all of the intellectual property acquired to WellMetris with a stated value of $1,391,281. The mission of WellMetris is to develop, manufacture, market and sell Wellness Tests.  The Wellness Tests are intended to provide individuals the information and opportunity to optimize their health and identify future health risks or to provide insurers, employers and healthcare providers timely information to intervene with wellness programs, fitness regimes or other preventative measures. During the period of time since we have operated WellMetris, we have filed / drafted an additional eight patent applications around the intellectual property acquired, as noted in the section “Patents and Proprietary Rights”.  In the summer of 2014, we evaluated the circumstances related to the original four patent applications acquired and determined that that two of the existing patent applications could be improved and filed new patents applications to redefine and better protect our intellectual property than the original purchased patent applications.  We have abandoned one of the initial four patent applications purchased, released two of the four applications purchased and substituted them with two new patent applications, and retained ownership of one of the four applications purchased, which has now converted to a national phase application.  We determined that with the additional filed / drafted eight patent applications around the intellectual property acquired, we have protected our rights with regards to the original patent applications purchased, however we determined should record a loss on abandonment of $1,391,281 for the year ended December 31, 2014 as the initial value of the acquired patent applications pending resides in the newly filed / drafted eight patent applications.

Marketing and Sales

ZIVO Algal Products & Derivatives

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

Animal Supplement

A 2007 pilot study in dairy cows indicated that our algal culture may be effective in fending off the onset, or significantly reducing symptoms, of bovine mastitis – a condition that effectively stops milk production. According to the National Mastitis Council, the condition affects 10% of the U.S. dairy herd at any one time, costing producers approximately $1,100 per case. In the U.S. alone, production losses are nearly $3 billion. Mycoplasma bovis causes a highly contagious and potentially fatal form of bovine mastitis (an infection of the mammary gland), for which there currently is no treatment.  In the cow’s udder, mammary epithelial cells form an immunological barrier to protect the mammary gland.  When bacteria or other pathogens break through this barrier, an infection sets in, affecting quality and quantity of milk produced.   Our compounds showed promising early results for restoration of the immunological barrier in experiments conducted in vitro, as conducted by the Principal Researcher at the University of Wisconsin - Madison, Department of Dairy Science.

On December 20, 2013, we entered into a confidential Collaboration and Option Agreement (“Agreement”) with Zoetis, a global animal health company, in connection with the prevention, treatment, and management of bovine mastitis.  In the Agreement, we granted to the counterparty an exclusive option to negotiate an exclusive license with us.  Specifically, upon completion of a collaborative study (which is in process), the Agreement provides for a 90 day exclusivity period for evaluation of results and, based on the counterparty’s desire for an exclusive license thereto, 90 days to conclude an exclusive license agreement.

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

The veterinarian who conducted the initial dairy cow in vivo study believes that the same autoimmune effect may be useful in combating bovine respiratory disease complex (“BRDC”), also known as “shipping fever.” BRDC typically occurs when beef cattle are shipped from the ranch to the feedlot prior to processing. According to the American Association of Beef Producers, cattle ranchers and feedlot operators attribute a 30% loss in body weight to BRDC when it occurs – a $10 billion problem in the U.S. alone. We are planning a field study to validate several dosing modalities before offering a licensing option.

A 2008 pilot study in dogs indicated that our algal culture may be effective in relieving the symptoms of osteoarthritis and soreness from overexertion. That same experiment with our amplified algae culture can be repeated in dogs, which if successful could allow a relatively rapid release to production and sales as a companion animal dietary supplement. According to the Nutrition Business Journal, the canine joint-health dietary supplement market segment tops $360 million in the U.S. alone. Estimates for the world market may be substantially higher, but such estimates are difficult to obtain. An in vitro tissue explant experiment conducted by the Comparative Orthopaedics Laboratory at University of Missouri found that direct stimulation of living canine joint tissue with our bioactive compounds protected cartilage from degradation by IL-1b, an inflammatory cytokine. If our product is proven to be effective in vivo and can be produced on an efficient basis, we intend to sell or license our product as a supplement ingredient to larger, well-established and profitable brand-names in the pet industry.  We have conducted other laboratory studies simulating the effects of canine osteoarthritis with positive results.

With all of the above, the isolated bioactive molecules found in the amplified algae product can be licensed to a pharmaceutical company for development as a synthetic prescription drug. We expect that the process of developing and testing such a drug could take years.  Therefore, as is common practice, we intend to work toward negotiating a reasonable upfront licensing fee, milestone payments upon each successful conclusion of a development phase, followed by pre-market approval; and finally, a steady stream of royalties in the future. The other revenue streams generated by feed and supplement sales may begin to be realized in 2015, but no assurance can be provided in that regard. Much of the research and licensing progress is paced by the availability of capital funding and/or debt financing.

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

Dietary Supplement & Nutraceutical

The success of spirulina algae, dried kelp, Omega-3 fish oil, resveratrol, saw palmetto and similar supplements attests to the American public’s obsession with ‘natural’ products. The dietary supplement business is a $24 billion industry in the U.S. alone, and twice that the world over.

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

Pharmaceuticals

We believe that we may be able to pursue prescription drug applications for our product. However, the process for developing a new prescription drug is costly, complex and time-consuming. It is an undertaking well beyond our current financial capabilities and one that may take years to achieve. If we pursue the development of a prescription drug, we will likely seek a partnership with a co-developer that will share in the risk and expense of the initial development process, and then share in any royalties resulting from the licensing or sale of any synthetic molecule and its homologs we are able to develop and license.

The first such step was the execution of the confidential bovine mastitis Collaboration and Option Agreement with Zoetis. Part of our business plan is to execute similar agreements that may ultimately result in option payments, licenses fees and royalty payments across animal and human applications.

WellMetris

WellMetris was formed for the purpose of developing, manufacturing, marketing, and selling tests that we believe will allow individuals and their care providers to optimize personal health and identify future health risks.  The information obtained will also provide insurers, employers and healthcare providers timely information to intervene with wellness programs, fitness regimes or other preventative measures.  We plan to develop and commercialize such tests in three phases:

•

In phase one (“Phase One”), we plan to develop and commercialize a series of tests, which are intended to measure indicators of good health and optimal metabolic function (collectively, the “Phase One Test”).  The Phase One Test is being designed to measure biomarkers related to oxidative stress, inflammation, and antioxidant status to establish a metabolic assessment from which intervention can commence, and from which metabolic syndrome can be inferred.

•

In phase two (“Phase Two”), we plan to develop and commercialize a testing technology  focused on  the positive or negative metabolic effects of diet and dietary supplements in a self-administered format that integrates with smartphone operating systems.

•

In phase three (“Phase Three”), we plan to develop and commercialize tests intended to provide a complete metabolic profile for an individual utilizing the metabolites present in urine.   The Company believes the Phase Three Tests will allow identification of healthy versus unhealthy bodily processes in real-time. This technology can also be applied to livestock and companion animals. As capital funding becomes available, the Company will move forward with finalizing its transition cow syndrome test, for which a provisional patent application has already been filed.

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

The WellMetris technology also incorporates sophisticated software to analyze, report, record and manage wellness and health data for large groups such as large employers, pension funds, accountable care organizations, state Medicaid agencies and their actuarial consultants, underwriters, re-insurers and wellness consultants. The software also contains tools to conduct meta-analysis of baseline health benchmarks and monitor the progress of pre-clinical intervention programs within large groups.

Corporate Communications

We maintain our website: www.zivobioscience.com and provide a toll free number (888) 871-6903. The content of our website is not a part of this Annual Report on Form 10-K and should not be construed as such.

Competition

ZIVO Algal Products & Derivatives

Generic dietary supplements and functional food ingredients such as vitamins, Omega-3 and antioxidants are made and marketed in a fiercely competitive, price-sensitive market environment. Recently, several algae producers have made health claims for their proprietary algae strains, ranging from diabetes to controlling HIV symptoms. Proprietary products offered by some marketers are often dogged by unsubstantiated claims of product efficacy or present potential product safety issues, which in turn draw the attention of regulators. The optimal position for a supplement and ingredient maker is when pricing power can be exerted through well-protected intellectual property and further backed by well-documented safety and efficacy claims.

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

WellMetris

The biomedical and biotech fields are fiercely competitive. Many of the “wellness” tests available to the healthcare consumer or provider are not necessarily accurate nor reliable because some do not take into account urine concentration as normalized by creatinine or specific gravity, which changes markedly throughout the day. Blood-based wellness tests are even less reliable because the biomarkers for oxidative stress and inflammation are extremely dynamic and will often change before the blood can be tested, casting doubt on the results.

Although we are not aware of competitors or competing products have entered the market recently, there is no guarantee that our products will be proven to be effective and commercially viable, or that a larger, better-financed competitor may not emerge once we begin promoting our products.

Raw Materials

ZIVO Algal Products & Derivatives

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

ZIVO Algal Products & Derivatives

We produce our microbial mixture using third party laboratory facilities.  At this time, we are only manufacturing the product for purposes of research and development programs that are currently underway.

WellMetris

As discussed above, we are using third parties to manufacture our custom reader device and test strips.

Patents and Proprietary Rights

We have rights in certain patent applications and trademarks. With respect to patents and trademarks, we have secured a patent and federal trademark registrations in the U.S. Patent and Trademark Office (“USPTO”) as described below:

•

U.S. Patent No. 7,807,622 relates to our proprietary complex algal culture.  The title of the patent is: Composition and use of phyto-percolate for treatment of disease.  This invention relates generally to a method of preparation of a phyto-percolate that is derived from fresh water mixture including algae. The invention further relates to the potential use of the phyto-percolate in a variety of disease states.  This patent was filed on November 30, 2006 and has a term of 20 years from the earliest claimed filing date (which can be extended via Patent Term Adjustment and Patent Term Extension). The initial term would expire on November 30, 2026.

•

U. S. Patent No. 8,586,053 relates to our proprietary algal culture. The title of the patent is: “Composition and Use of Phytopercolate for Treatment of Disease.” This invention relates generally to a method of preparation of a phyto-percolate that is derived from fresh water mixture including algae. The invention further relates to the use of the phyto-percolate in a variety of disease states. The phyto-percolate is believed to contain an activity that induces the reduction of soluble and insoluble fibrin. Further, the phyto-percolate is believed to reduce oxidative stress in the body. The patent was filed on April 20, 2006 and has a term of 20 years from the earliest claimed filing date. The patent was issued on November 19, 2013 and expires in April of 2026.

•

U.S. Patent No. 8,791,060 relates to our proprietary culture. Title of the patent is the same: “Composition and Use of Phytopercolate for Treatment of disease.” This invention relates generally to a method of preparation of a phyto-percolate that is derived from fresh water mixture including algae. The invention further describes proteolytic activity.  The patent was filed on October 4, 2010 and has a term of 20 years from the earliest claimed filing date. The patent was issued on July 29, 2014 and expires in July of 2030.

We also have an allowed pending trademark application for “ZIVO BIOSCIENCE”.  We may have other common law rights in other trademarks, trade names, service marks, and the like which will continue as long as we use those respective marks.

The following files have issued as patents, await examination or are in process:

Title	Country	Patent/Application Number	Status
Composition and Use of Phyto-percolate For Treatment of Disease	U.S.	7,807,622	Issued Patent
Composition and Use of Phyto-percolate For Treatment of Disease	Australia	2006320264	Converted to divisional application; Related divisional application (matter 0193) awaiting examination
Composition and Use of Phyto-percolate For Treatment of Disease	Canada	2,631,773	Examination requested; Response to office action submitted;
Composition and Use of Phyto-percolate For Treatment of Disease	European Union	6758513.3	Response to Examination Report filed 10/01/12,
Composition and Use of Phyto-percolate For Treatment of Disease	U.S.	8,791,060	Issued Patent
Divisional Application of Composition and Use of Phyto-percolate For Treatment of Disease	AU	2013204257	Next annuity due 12/14/15 Examiner’s report issued, deadline for response 4/11/15
Composition and Method For Affecting Cytokines and NF-κB	U.S.	12/947,684	Application abandoned
Composition and Method For Affecting Cytokines and NF-κB	Canada	PCT/US2010/056862 Canadian App. No. 2,780,144	Annuity paid, request for examination due 11/16/15
Composition and Method For Affecting Cytokines and NF-κB	European Union	10830908.9	Final deadline for annuity is 5/31/15
Composition and Method For Affecting Cytokines and NF-κB	Japan	2012-539974	Office Action issued, Extension to respond requested, response due 5/11/15
Composition and Method For Affecting Cytokines and NF-κB	PCT	PCT/US2010/056862	National stage filings completed

Composition and Method For Affecting Cytokines and NF-κB	US	13/841,739	Office action issued 6/2/14; request to response filed 12/2/14; new application filed to address rejections. This file abandoned
Composition and Method For Affecting Cytokines and NF-κB	US	14/558,516	New application filed 12/2/14
Composition and Use of Phyto-percolate for Treatment of Disease	US	8,586,053	Issued Patent
Composition for Affecting Cytokines, Lactoferrin, and Serum Amyloid A	U.S.	61/834,842	Application Filed 6/13/2013, non-provisional and PCT filed 6/13/14
Composition for Affecting Cytokines, Lactoferrin and Serum Amyloid A	PCT	PCT/US 14/42331	National stage applications due 12/13/15
Method of Cholesterol Regulation	PCT	PCT/US11/ 25713	National Phase entered 8-22-12 (US, JP, MX) National Phase entered 9-22-12 (EP) Canada extended National Phase DDD 8-22-13
Agents and Mechanisms for Treating Hypercholesterolemia	Japan	SN 2012-554091	Examination requested
Agents and Mechanisms for Treating Hypercholesterolemia	Mexico	SN a/2012/009678	Examination requested
Agents and Mechanisms for Treating Hypercholesterolemia	U.S.	SN 13/580,471	Examination requested
Agents and Mechanisms for Treating Hypercholesterolemia	European Union	SN 11745434.8	Examination requested
Agents and Mechanisms for Treating Hypercholesterolemia	Europe	SN 11745434.8	Overdue annuity due 8/22/15Examination requested
Stress and Inflammation Biomarker Urine Panel for Dairy Cows and Beef Cattle	US	SN 61/835,282	Converted to PCT 6/14/14
Agents and Mechanisms for Treating Hypercholesterolemia	Canada	SN 2,827,401	Annuities due 2/22/16 and annually thereafter Examination requested
Anti-Inflammatory and Auto-Immune Modulating Compounds	US	SN 61/871,665	Abandoned
Wellness Panel for Companion Animals	US	SN 61/872,928	Converted to PCT 9/3/14
Wellness Panel	US	SN 13/812,220	Patent Counsel has POA, pending review
Systems, Methods and Program Products for Collecting and Organizing Health Data	US	SN 13/397,360	Abandoned
Wellness Panel	US	61/367,486	Converted to PCT
Wellness Panel	PCT	US11/44786	US National Phase entered
Optical Sensor-Based Cupric Reducing Antioxidant Capacity (Cuprac) Assay	US	SN 62/116,766	Filed Feb 22, 2015
Carrageenan algal extract semi-solid to deliver OTC drugs	US	SN 62/025, 669	Filed July 17, 2014
Malondialdehyde dry chemistry	Draft provisional	Draft process	Draft process
Urine Collection Device	Draft Provisional	Draft process	Draft process
Methods of modulating immune response and inflammatory response via administration of algal biomass	US	SN 62,116,766	Filed Feb 16, 2015
Smartphone urinalysis device	US	SN 62 136,764	Filed March, 23, 2015
Libido-Enhancing Therapeutic	PCT	US 14/66532	Filed Nov 20, 2014

Regulation

ZIVO Algal Products & Derivatives

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

U.S. product classification

In the U.S., the formulation, testing, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our product(s) are subject to regulation by various governmental agencies, primarily (1) the Food and Drug Administration (“FDA”) and (2) the Federal Trade Commission (“FTC”).  Our activities also are regulated by various agencies of the states and localities and foreign countries in which our product(s) are manufactured, promoted, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of conventional foods, dietary ingredients and dietary supplements (or nutraceuticals).

The FDA is responsible for the oversight of all foods (including dietary supplements), drugs, cosmetics and medical devices in the United States.  To the extent that we manufacture finished product(s) for sale to consumers (and in certain other limited circumstances where we sell our product as an ingredient), FDA regulations require us to comply with current good manufacturing practice (“cGMP”) regulations for the preparation, packing and storage of dietary supplements.  This is a complex series of regulations that have posed significant compliance challenges to the supplement industry.   To the extent that we supply our product(s) as ingredients for the use in foods or nutraceuticals, we would be required to comply with cGMP regulations for foods, as well as the provisions of the Food Safety Modernization Act of 2011 which require all companies involved in the production of food and food ingredients to develop and implement a Hazard Analysis and Critical Control Point (“HACCP”) program.

The Dietary Supplement Health and Education Act of 1994 (DSHEA”) revised the provisions of the Federal Food, Drug and Cosmetic Act (“FFDCA”) by recognizing “dietary supplements” as a distinct category of food and, we believe, is generally favorable to the dietary supplement industry.  The legislation grandfathered, with some limitations, dietary ingredients that were on the market before October 15, 1994.  A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  To the extent that we offer for sale unique, proprietary ingredients we will be required to file with FDA evidence supporting the conclusion that we have a “reasonable expectation” that they will be safe for human consumption when used as directed.  The FDA recently published an “Advance Notice of Proposed Rulemaking” which the nutraceutical industry believes will substantially increase the level of evidence required to satisfy the “reasonable expectation” standard.

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

Labeling and advertising regulations

We may market one or more of our products as a conventional food or for use as an ingredient in conventional foods.  Within the U.S., this category of products is subject to the Nutrition, Labeling and Education Act (“NLEA”) and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients added to conventional foods must either be generally recognized as safe by experts (“GRAS”) or be approved as food additives under FDA regulations.

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

California Proposition 65

California’s Safe Drinking Water and Toxic Enforcement Act of 1986, also known as Proposition 65, provides that no person in the course of doing business shall knowingly discharge or release a chemical known to the state to cause cancer or reproductive toxicity into water or into land where such chemical passes or probably will pass into any source of drinking water, without first giving clear and reasonable warning.  Among other things, the statute covers all consumer goods (including foods) sold in the State of California.  Prop. 65 allows private enforcement actions (sometimes called “bounty hunter” actions).  Reports indicate that over 100 such actions have been commenced annually over the past 3 years against companies in the nutraceutical industry (e.g., lead content of calcium, lead content of ginseng, PCB in fish oil) alleging that their products are contaminated with heavy metals or other compounds that would trigger the warning requirements of the Act.  While we intend to take appropriate steps to ensure that any of our products that we may market will be in compliance with the Act, given the nature of this statute and the extremely low tolerance limits it establishes (well below federal requirements), there is a risk that we, our contracted producer or a licensee could be found liable for the presence of miniscule amounts of a prohibited chemical in our product.  Such liability could be significant.

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

WellMetris

We are working to make the WellMetris testing systems compliant with existing FDA regulations and to that end have retained FDA counsel and a medical device consulting firm, which are advising us as to the most time and cost-efficient path to classification and approvals.

Research and Development

ZIVO

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

 Since January 2012 we are now developing our research programs internally and directing outside research companies.  We spent approximately $2 million for the year ended December 31, 2014 on research and development, as compared to $1 million in 2013. The resources were spent on external research, mainly to independent facilities involved in the analysis and validation of our bioactive compounds in various applications and animal models. To date, all of these amounts have been directly expensed as they have been incurred.

As of mid-March 2014, the Company has moved forward with the following R&D activities:

•

Beginning in December 2012, a long-term study utilizing primary bovine mammary epithelial cells at the University of Wisconsin – Madison allowed the Company to conduct more than one hundred individual experiments to test the bioactivity of different culturing, concentration and isolation methods. This phase of the research has been concluded.

•

We are conducting a large-scale bovine study in direct cooperation with our counterparty (Zoetis) in the confidential Collaboration and Option Agreement, utilizing samples validated in vitro by the principal researcher at the University of Wisconsin and other research labs.  The pre-pilot and pilot arms of this study have been completed and the results gained thus far may shorten the primary arm of this bovine study, which is expected to commence upon available funding.

•

A study utilizing cadaver cartilage and joint tissue at the Comparative Orthopaedics Laboratory located at the University of Missouri showed positive early results for protective effects in canine joint health, using our natural bioactive compounds. The study will be repeated and expanded when capital funding is made available.

•

A canine whole blood experiment was conducted at an international contract research organization to study the effects of our natural bioactive compounds on inflammatory cytokines and chemokines present in blood to assess whether a systemic or localized mechanism of action can be determined.  Although the results trended in a positive direction, Company principals determined that a more definitive in vivo study would be more useful, pending capital funding.

•

A large study has been placed on hold with an international contract research organization to gauge the efficacy of our natural bioactive compounds in treating the symptoms of canine osteoarthritis using surrogate test subjects. The study will commence pending capital funding

•

The ongoing elucidation and characterization of the natural bioactive compounds had undergone a data integrity review in early 2014. Further work to develop a more comprehensive understanding of the bioactives and developing a 3D model has been placed on hold since spring of 2014 pending available funding.

The purposes for these various tests and experiments are manifold: We are not only isolating bioactive molecules, but also testing the method of isolation and then validating that the isolated molecules retain their bioactivity across a select range of human and animal cell lines, and that these molecules exhibit no deleterious effects before they are introduced into humans or animals during in vivo studies. We must ensure that this does not occur occasionally, it is required for every production process, every safety validation process and every intended application, such as a canine dietary supplement that is mixed with food, as opposed to a canine dietary supplement that is administered in the form of a chewable caplet. Further, as we now enter production scale-up, we are required to provide cGMP protocols and QA protocols that show we can produce the algal biomass and/or the active ingredients safely, consistently and in defined quantities, and therefore rely on these same experiments and methods to substantiate our quality claims. These datasets form the basis for establishing the value of a license agreement. Therefore, every single license that we hope to issue requires its own data set and safety validation for the specific application being licensed. These datasets represent the core of the intellectual property that is being licensed.

Status of Culturing and Production

Independent of identifying the bioactive compound(s) or validating their bioactivity and safety is the process and method of growing and maintaining the algal culture that gives rise to the bioactive compound(s) in the first place. This culture and its growing environment were developed decades ago.  . However, the method was not commercially viable, and the Company has expended considerable resources to develop a single-species, high-volume and commercially viable production methodology.

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

Over the course of 2013 and 2014, our contracted researchers have been able to successfully isolate one or more algal species, scale up the production/output of the isolated species and still retain some of the key, desirable bioactive properties associated with the earlier, complex culture. At the close of 2014, proof of concept growing techniques, including both pond and bioreactor modes, have shown that our target algal specie can be grown in commercially viable quantities, and the harvest time has been compressed from several months to several days’ time. We are uncertain if we can grow biomass in sufficient tonnage for livestock feed, but we believe that the current production methods will allow us to satisfy demand for a more refined extract introduced into animal supplements and, as a more purified substance, into human supplements.

In 2014, we tested the algal biomass and isolates derived from the aforementioned prototype growing facilities in dairy cows with successful results.

Looking Forward

A significant portion of our research efforts have been directed towards identifying a candidate “class of compound” and one or more “active ingredients”, as it relates to autoimmune and anti-inflammatory response. These are very broad categories and work is still required to fully describe the 3D structure of such compounds, as the actual structure is how the bioactivity exists and where the value is locked. One approach among several we’ve taken is to create synthetic homologs, and from them deduce the composition and 3D structure of the naturally bioactive compounds. This is an iterative process, with equal potential for dead-ends and breakthroughs. Substantial time, money, and effort have been expended in this regard.  In early 2014, we determined that the synthetic approach was not yielding the hoped-for results and halted that particular effort. Further, in spring of 2014 we commenced an intensive data integrity study to re-examine the analytics and isolation techniques to make sure we were approaching the characterization process in as expeditious and efficient manner as possible.  We believe that we have made substantial progress towards achieving these hoped-for results, but more confirmatory studies and scale-up experiments are still needed.     Subject to the availability of sufficient funding, we estimate that we will, in fiscal 2015, be required to expend in excess of $2,000,000 on research and subsequent product development in order to complete the initiatives discussed herein.  In addition to the activity in 2014, we will continue our research and development efforts in 2015 and beyond.  These expenditures will need to be met from external funding sources. In the past, we have had difficulty raising funds from external sources. Thus, we may not be able to raise the funding required to continue our research and development activities. In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case our ability to substantiate the accumulated intellectual property with objective clinical support for its characterization, method of action and efficacy will continue to be impeded, thereby severely hindering our ability to generate licensing revenue (or otherwise commercialize our products) and adversely affect our operating results.

In the event that we are successful in raising the necessary capital, we will continue our current research program with our research partners, we will expand our investigations to include various experts and consultants on an as-needed basis and explore new product concepts and applications. Our current contracts with our research partners cover the following activities:

•

Ongoing isolation and characterization of individual natural molecules from various production formats in sufficient quantities for downstream analyses, experiments, standards development, FDA compliance, cGMP and QA protocols

•

Ongoing validation of samples in vivo and in vitro to substantiate efficacy and safety for each specific application or claim, i.e., bovine mastitis, bovine respiratory disease complex, canine osteoarthritis, canine joint health, porcine respiratory/reproductive syndrome, etc., to boost value for each specific license

•

Synthetic development/validation of individual molecules to boost value of licenses

•

Ongoing validation of samples in vivo and in vitro for standards development, FDA safety compliance, cGMP and QA protocols

Ancillary development activities would occur in parallel with our research partners.

Development

WellMetris

WellMetris is initially focused on large-scale, programmatic applications of its testing and reporting platform. We are interested in supporting the intervention by wellness consultants or medical professionals in the lifestyle choices made by individuals covered by traditional health insurance plans, retiree medical benefits pools, employer-sponsored health initiatives and taxpayer-sponsored programs like Medicaid and the ACA (Affordable Care Act).  These interventions, which are typically non-medical, have been shown to be successful in delaying the onset of chronic diseases such as diabetes or cardiovascular problems. We believe that targeting asymptomatic individuals and focusing intervention efforts on these individuals may have a positive result for wellness programs, and potentially lower premiums and health claims.

At the close of 2014, the WellMetris product platform requires additional prototype analyzers and additional dry chemistry reagent strips and cartridges to conduct pilot programs for potential customers, and to use the result of these pilot programs to help normalize data for the dry chemistry reagents as part of the FDA submission package. Such efforts are pending available capital funding.

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

Employees

As of December 31, 2014 we had two full-time employees, positioned in executive management. In addition, we have three part-time people acting on a consulting basis as our Chief Science Officer, Director, Research & Development and Lead Scientist & Clinical Coordinator. We believe that our employee relations are good. No employee is represented by a union.

Available Information

Our website is http://zivobioscience.com/. Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing we make with the SEC. We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission.   Our filings with the SEC can be viewed at www.sec.gov.

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

We only have 200 million shares authorized for issuance. As of December 31, 2014, we had 128,773,859 shares outstanding.  We also had contractual commitments to issue 56,877,961 additional shares as of December 31, 2014, consisting of 47,824,956 common shares issuable upon the conversion of convertible debentures and related accrued interest and 9,053,005 common shares issuable upon the exercise of outstanding warrants.  This totals a potential 185,651,820 shares outstanding if all debentures were converted and warrants exercised.  In order to increase the authorized shares to a higher number, we would need to amend our articles of incorporation, which would require shareholder approval.  There is no guarantee that we will be able to obtain the shareholder approval necessary to amend our articles of incorporation to increase our authorized shares.

Our future success is dependent on our ability to establish strategic partnerships.  We do not have resources to pursue the development, manufacturing and marketing of products on our own, and we will need to rely on third parties for some of these activities.   There is no guarantee that we will be able to successfully establish strategic partnerships.

The ability to market our product is dependent upon proven, clinical research. While we are currently undergoing studies to further identify the active ingredients in our products, there is no guarantee that the research will successfully achieve this goal. If our current research does not return the results we expect, our business prospects will be materially and adversely affected.

Government regulation of our products may adversely affect sales. Nutraceutical and animal supplement products, although not subject to FDA approval, must follow strict guidelines in terms of production and advertising claims. Our ability to produce and successfully market our products is dependent upon adhering to these requirements.  If we fail to comply with applicable government regulations concerning the production and marketing of our product, we could be subject to substantial fines and penalties, which would have a material adverse effect on our business.

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

Dependence on Manufacturers. We do not own or operate, and currently do not plan to own or operate, manufacturing facilities for production of tests or devices which are critical to the successful operation of the business. We plan to target manufacturers and to form alliances for the mass production of our products, but we have no assurance that such alliances will be established. Furthermore, once we enter into such relationships, we may not have sufficient long-term agreements with any third-party manufacturers to ensure adequate supply and price controls.  This may result in delays, quality control issues, additional expenses, and failure to meet demand or other customer obligations or needs.

Failure of Manufacturers to Meet Design Specifications.  The success of our products is contingent upon one or more third parties manufacturing products according to design specifications. In practice, this is difficult to enforce and guarantee. As a result, we may never realize the expected efficiency, quality or sensitivity of our products and, as a result, may be required to continue research and development with another manufacturer.  If a joint venture partner or contractor fails to meet design specifications, we will experience delays in commencing operations or delays in fulfilling orders in the future. Such delays could have a material adverse impact on our financial condition.

Item 1B.  Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2.  Facilities.

We have leased 500 square feet in Bloomfield Hills, Michigan and 2,000 square feet in Keego Harbor, Michigan on a month to month basis to serve as the headquarters of our company.   The monthly rent is $3,300.

Item 3.  Legal Proceedings.

 From time to time we are involved in litigation incidental to our business.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Market (“OTCQB”) administered by the Financial Industry Regulatory Authority under the symbol “ZIVO.” The following table sets forth the range of high and low bid information as reported on the OTCQB by quarter for the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended December 31, 2013	HIGH	LOW

First Quarter	$0.31	$0.21
Second Quarter	0.51	0.30
Third Quarter	0.47	0.32
Fourth Quarter	0.47	0.25

Year ended December 31, 2014

First Quarter	$0.41	$0.17
Second Quarter	0.23	0.15
Third Quarter	0.15	0.12
Fourth Quarter	0.14	0.06

As of December 31, 2014 we had 145 shareholders of record.

We have not paid any dividends on our common stock during the last two fiscal years, due to our need to retain all of our cash for operations.  We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities.

During the three ended March 31, 2014, we issued 500,000 shares of common stock for $100,000. Additionally, we issued 1,650,000 shares of common stock from the exercise of warrants for net proceeds of $206,250. Finally, we issued 2,917,000 shares of common stock through the conversion of $350,000 of 11% convertible debenture and we issued 950,000 shares of common stock through the conversion of $70,000 of 111% convertible debenture debt held by convertible noteholders.

During the three months ended June 30, 2014, we issued 2,516,667 shares of common stock for $402,500 and 1,058,333 three year common stock warrants exercisable at $.15 per share and 250,000 three year common stock warrants exercisable at $.20 per share. Additionally, we issued 1,088,000 shares of common stock through the conversion of $70,600 of debt held by convertible noteholders. Further, we issued 416,667 shares of the Company’s common stock in connection with a stock purchase consummated in December 2013. Finally, we issued 390,000 shares of common stock from the exercise of warrants for net proceeds of $48,750.

During the three months ended September 30, 2014, we issued 781,477 shares of the Company’s common stock valued at $113,760 in connection with financings in the third quarter.  Additionally, we issued 500,000 shares of common stock valued at $65,000 to a non-related party for services to be rendered over a six month period.

During the three months ended December 31, 2014 we issued 95,288 shares of common stock valued at $7,623 in connection with financings in the fourth quarter and we issued 116,667 shares of common stock valued at $17,500 to a non-related party for services rendered during the three months ended December 31, 2014.

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

For ZIVO, we have put in place a business model in which we would derive future income from licensing and selling natural bioactive ingredients that may be derived from or are initially based on the algae cultures. We expect that these planned new products will likely be sold to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will likely be made by contracted ingredient manufacturers and then sold by us to animal food, dietary supplement and medical food processors and/or name-brand marketers. Further, we expect to license our bioactive molecules as lead compounds or templates for synthetic variants intended for therapeutic applications.

For WellMetris, we are developing, manufacturing, marketing, and selling tests that we believe will allow people to optimize their health and identify future health risks.  We plan to develop and commercialize such tests in three phases:

•

In phase one (“Phase One”), we plan to develop and commercialize a series of tests, which are intended to measure indicators of good health and optimal metabolic function (collectively, the “Phase One Test”).  The Phase One Test is being designed to measure biomarkers related to oxidative stress, inflammation, and antioxidant status to establish a metabolic assessment from which intervention can commence, and from which metabolic syndrome can be inferred.

•

In phase two (“Phase Two”), we plan to develop and commercialize a testing technology  focused on  the positive or negative metabolic effects of diet and dietary supplements in a self-administered format that integrates with smartphone operating systems.

•

In phase three (“Phase Three”), we plan to develop and commercialize tests intended to provide a complete metabolic profile for an individual utilizing the metabolites present in urine.   The Company believes the Phase Three Tests will allow identification of healthy versus unhealthy bodily processes in real-time for both humans and animals.

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

The WellMetris technology also incorporates sophisticated software to analyze, report, record and manage wellness and health data for large groups such as large employers, pension funds, accountable care organizations, state Medicaid agencies and their actuarial consultants, underwriters, re-insurers and wellness consultants. The software also contains tools to conduct meta-analysis of baseline health benchmarks and monitor the progress of pre-clinical intervention programs within large groups.

Since 2004, we have been incurring significant operating losses and negative cash flow. We experienced only nominal sales of our sole product, which was pulled from the market in January of 2012, and have relied primarily on the sale of company securities and shareholder loans to fund operations.   We are also experiencing an ongoing and substantial working capital deficiency. We have from time to time had difficulty raising capital from third parties. In December of 2014 through March of 2015, we successfully raised capital to fund operations and research for the first quarter of 2015. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2014 and 2013

Sales

Sales for the years ended December 31, 2014 and 2013 were $0.   We implemented a new business model starting in 2012.

Cost of Sales

Costs of sales were $0 for the years ended December 31, 2014 and 2013. As noted above, we ceased all sales activities as of January 2012.

Selling Expenses

Selling expenses increased approximately $199,000 in 2014 from $0 in 2013.  The increase is attributed to work in both ZIVO and WellMetris. Expenses included hiring public relations firms, developing our websites (www.zivobioscience.com and www.wellmetris.com) and developing the software tools within the WellMetris platform for managing the wellness consultants who will work in delivering our process to the end users.

General and Administrative Expenses

General and administrative expenses decreased approximately $283,000 to approximately $907,000 in 2014, compared to approximately $1,190,000 in 2013. The decrease in general and administrative expenses was due primarily to following: 1) $251,000 of the decrease was due to the awarding in 2013 of warrants to purchase 557,000 shares of common stock, exercisable for five years at $.25 per share. The warrants were valued at $250,640 using the Black Scholes valuation method and 2) the remainder of the decrease ($32,000) was due to a reduction in staff.

Professional Fees and Consulting Expense

Professional fees and consulting expense decreased approximately $217,000 to $685,000 in 2014 compared to $902,000 in 2013.  Professional fees and consulting expense were decreased in 2014 due to the following: a reduction in legal fees of $95,000, a reduction in the use in outside consultants of $84,000 and a reduction in accounting fees of $38,000.

Research and Development Expenses

For the year ended December 31, 2014, we incurred approximately $1,971,000 in research and development expenses, as compared to $1,018,000 for the comparable period in 2013. These expenses are comprised of costs associated with internal and external research (there was no internal research in 2014). Internal research and development was $0 in 2014, compared to $41,000 in 2013. The decrease was due to the closure of the production research facility.  External research and development increased approximately $994,000 in 2014 to $1,971,000, compared to $977,000 in 2013. This increase was due primarily to the increase in costs associated with external clinical trials. We expect external research and development to increase in 2015 as we pursue additional external trials, subject to the availability of sufficient funding, which we do not currently have.

Abandonment of Patent Applications Pending

As of December 31, 2014, we evaluated the circumstances related to the four Patent Applications Pending relating to the acquisition of asset of Wellness Indicators in August 2013.  The Company has filed / drafted an additional eight patents applications around the intellectual property acquired.  The Company has determined that the new patents applications redefine and protect its intellectual property better than the original purchased patent applications.  As such, the Company has abandoned the patent applications purchased and recorded a loss on abandonment of $1,391,281 for the year ended December 31, 2014.

Fair Value Adjustment of Derivative Liability

On December 1, 2014, HEP Investments and ZIVO entered into the Fourth Amendment to Loan Agreement and the Fifth Amended and Restated Senior Secured Convertible Promissory Note amend the calculation of the conversion price for the convertible promissory note. Previously, the outstanding principal and interest under the note had been convertible into shares of common stock at the lower of the stated price per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market.  Following the amendment, the convertible note is convertible into shares of common stock at a fixed price per share conversion rate (eliminating the lower of 25% discount off of the ten day trailing quoted price of the common stock).  The result of this December 1, 2014 amendment with HEP Investments, was to eliminate the derivative liability that had previously been recorded in connection with our Senior Secured Convertible Promissory Note.

Other Income/Expense

Finance Costs /Amortization of Bond Discount

During the year ended December 31, 2014, we incurred approximately $164,000 of finance costs (non-cash), as compared to $4,048,000 for the year ended December 31, 2013, a $3,883,000 decrease.  The decrease in finance charges paid with stocks and warrants was due primarily to a decrease in 2014 of $1,535,000 of convertible debentures issued.  Amortization of bond discount increased approximately $337,000 from $1,465,000 in 2013 to $1,802,000 in 2014. The increase in bond amortization in 2014 was due increase of $879,100 11% convertible debentures.

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

As of March 27, 2015, we had cash in the bank of $10,000. We have incurred significant net losses since inception, including an operating loss of approximately $5,153,000 during the year ended December 31, 2014. We have, since inception, consistently incurred negative cash flow from operations. During the year ended December 31, 2014, we incurred negative cash flows from operations of approximately $2,736,000.  As of December 31, 2014, we had a working capital deficiency of $6,200,876 and a stockholders’ deficiency of $6,369,168. Although we recently raised a limited amount of capital, we have a near term need for significant additional capital.

During the year ended December 31, 2014, our operating activities used approximately $2,736,000 in cash, compared with $2,986,000 in cash during the comparable prior period.  The approximate $250,000 decrease in cash used by our operating activities was due primarily to the following (all of which are approximated): a $10,777,000 increase in net income (from a net loss), a $1,200,000 change (increase) in accounts payable, a $263,000 change (increase) in deferred revenue and customer deposits, a $236,000 change (increase) in miscellaneous receivables, a $103,000 change (increase) in prepaid expenses, a $331,000 change in accrued liabilities (increase), and a $122,000 change in security deposits (decrease), offset by a $3,883,000 decrease in deferred finance costs (a non-cash expense item), a $10,093,000 decrease in fair value adjustment of derivative liability (a non-cash expense item),  a $337,000 increase in amortization and depreciation (a non-cash expense item), a decrease of $285,000 in stocks and warrants issued for services rendered  (a non-cash expense item), a $1,391,000 change (increase) in abandonment of patent applications pending (a non-cash expense item), and a change (decrease) in deferred rent.

During the years ended December 31, 2014 and 2013, our investing activities used $0 and $331,000 in cash, respectively.  The difference of $331,000 is due to the purchase of intangible assets related to the Wellness Indicators transaction in 2013, which were subsequently abandoned in 2014.

During the years ended December 31, 2014 and 2013, our financing activities generated $2,244,000 and $3,764,000 in cash, respectively. The difference of $1,520,000 was primarily related to a net decrease of proceeds of $1,534,000 from issuance of convertible debentures (with loans payable converted into convertible debentures) and a decrease of $102,000 from the proceeds of sales of common stocks and the exercise of warrants, offset by an increase of $141,000 in loans from related parties.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“HEP”) under which HEP agreed to purchase convertible notes in the aggregate principal amount of $2,000,000.  During the course of 2014, we amended this agreement to provide for funding up to $6,000,000.  As of the date of this filing, HEP had advanced $5,782,200 pursuant to this arrangement.  HEP’s convertible notes are secured by all our assets.

Although we raised a limited amount of capital during 2014, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources.  We are still heavily reliant upon external financing for the continuation of our research and development program.

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

For ZIVO

a)

royalties and advances for licensed natural bioactive ingredients, isolated natural compounds and synthetic variants thereof,  and b) bulk sales of such ingredients;

•

For WellMetris

The selling of wellness tests and data services related to medical records management and analysis/compilation of data gathered on behalf of payers. For insurers, the primary selling season is November through April of any given year.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2014, our Chief Financial Officer has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

(c) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Incorporated by reference to the Registrant’s 2014 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

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

Item 11.  Executive Compensation

Incorporated by reference to the Registrant’s 2014 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Registrant’s 2014 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Registrant’s 2014 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to the Registrant’s 2014 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

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

HEALTH ENHANCEMENT PRODUCTS, INC.

Date: April 6, 2015	By: /s/ Philip M. Rice II
Philip M. Rice II Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Andrew Dah

Andrew Dahl, Principal

Executive Officer

CEO, President

April 6, 2015

By: /s/ Philip M. Rice II

Principal Financial Officer, Director

Chief Financial Officer, Director

April 6, 2015

By: /s/Thomas Cox

Thomas Cox, Director

Director

April 6, 2015

By: /s/Christopher Maggiore

Christopher Maggiore, Director

Director

April 6, 2015

By: /s/Nola Masterson

Nola Masterson, Director

Director

April 6, 2015

By: /s/John Payne

John Payne, Director

Director

April 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Zivo Bioscience, Inc. (formerly Health Enhancement Products, Inc.) and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zivo Bioscience, Inc. and Subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2014 and 2013 and, as of December 31, 2014, has a significant working capital and stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

April 6, 2015

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES (formerly Health Enhancement Products, Inc. and Subsidiaries)
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2013	December 31, 2014

CURRENT ASSETS:
Cash	$493,104	$1,383
Prepaid Expenses	72,122	31,724
Miscellaneous Receivable	118,467	-
Deferred Finance Costs	4,834	-
Total Current Assets	688,527	33,107
PROPERTY AND EQUIPMENT, NET	93,750	68,750
OTHER ASSETS:
Patent Applications Pending	1,391,281	-
Deposits	845	-
Total Other Assets	1,392,126	-
TOTAL ASSETS	$2,174,403	$101,857

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$483,208	$1,225,589
Loans Payable, Related Parties	-	141,014
Convertible Debentures Payable, less discount of $111,280 and $746,314 at December 31, 2013 and 2014, respectively	1,619,319	3,628,386
Derivative Liability	8,036,239	-
Accrued Liabilities	738,686	1,238,994
Total Current Liabilities	10,877,452	6,233,983
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $2,159,189 and $1,047,958 at December 31, 2013 and 2014, respectively	890,811	237,042
Total Long Term Liabilities	890,811	237,042
TOTAL LIABILITIES	11,768,263	6,471,025
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized; 116,852,093 and 128,773,859 issued and outstanding at December 31, 2013 and 2014, respectively	116,852	128,774
Additional Paid-In Capital	32,895,380	35,427,339
Accumulated Deficit	(42,606,092)	(41,925,281)
Total Stockholders' Deficit	(9,593,860)	(6,369,168)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,174,403	$101,857

The accompanying notes are an integral part of these financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES (formerly Health Enhancement Products, Inc. and Subsidiaries)
CONSOLIDATED STATEMENTS OF OPERATIONS
`
	For the year ended	For the year ended
	December 31, 2013	December 31, 2014

REVENUES:	$-	$-

COSTS AND EXPENSES:
Selling	-	198,632
General and Administrative	1,189,812	907,156
Professional Fees and Consulting Expense	902,362	684,893
Research and Development	1,018,023	1,971,175
Abandonment of Patent Applications Pending	-	1,391,281
Total Costs and Expenses	3,110,197	5,153,137

LOSS FROM OPERATIONS	(3,110,197)	(5,153,137)

OTHER INCOME (EXPENSE):
Other Income – Settlement Agreement	262,837	-
Other Income – cancellation of Accounts Payable	409,371	93,683
Other Expense – Settlement Agreement	-	(118,466)
Fair Value Adjustment of Derivative Liability	(1,674,135)	8,418,982
Amortization of Bond Discount	(1,464,516)	(1,801,735)
Amortization of Deferred Finance Costs	(30,122)	(4,835)
Financing Costs	(2,821,630)	-
Finance Costs Paid in Stocks and Warrants	(1,226,009)	(164,108)
Interest Expense	(441,477)	(589,573)

Total Other Income (Expense)	(6,985,681)	5,833,948

NET INCOME (LOSS)	$(10,095,878)	$680,811

BASIC INCOME (LOSS) PER SHARE	$(0.09)	$0.01
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	112,214,131	125,327,071
FULLY DILUTED INCOME (LOSS) PER SHARE	$(0.09)	$0.00
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	112,214,131	182,205,032

The accompanying notes are an integral part of these financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES (formerly Health Enhancement Products, Inc. and Subsidiaries)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 1, 2013 THROUGH DECEMBER 31, 2014

	Common Stock		Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2013	105,317,816	$105,318	$28,448,707	$(32,510,214)	$(3,956,189)

Issuance of warrants to board of directors	-	-	38,226	-	38,226
Issuance of warrants for services	-	-	434,749	-	434,749
Issuance of common stock and warrants pursuant to private placements	2,910,606	2,911	704,089	-	707,000
Cashless exercise of common stock warrants	1,441,889	1,442	(1,442)	-	-
Common stock issued on conversion of 1% Convertible Debt	1,800,000	1,800	103,200	-	105,000
Common stock issued on conversion of 11% Convertible Debt	1,250,000	1,250	148,750		150,000
Common stock issued for purchase of assets	2,577,565	2,577	1,157,327	-	1,159,904
Exercise of common stock warrants	765,000	765	96,735	-	97,500
Discounts on convertible debentures	-	-	479,405	-	479,405
Warrants issued for financing costs	-	-	1,021,311	-	1,021,311
Shares issued for financing costs	789,217	789	264,323	-	265,112
Net loss	-	-	-	(10,095,878)	(10,095,878)

Balance, December 31, 2013	116,852,093	116,852	32,895,380	(42,606,092)	(9,593,860)

Issuance of warrants to board of directors	-	-	49,600	-	49,600
Issuance of warrants for services	-	-	56,779	-	56,779
Issuance of common stock for services	616,667	617	81,883	-	82,500
Issuance of common stock and warrants pursuant to private placements	3,433,334	3,433	499,067	-	502,500
Common stock issued on conversion of 1% Convertible Debt	2,038,000	2,038	138,562	-	140,600
Common stock issued on conversion of 11% Convertible Debt	2,917,000	2,917	347,083	-	350,000
Exercise of common stock warrants	2,040,000	2,040	252,960	-	255,000
Discounts on issuance of convertible debentures	-	-	40,537	-	40,537
Reclassification of derivative liability	-	-	830,891	-	830,891
Warrants issued for financing costs	-	-	114,091	-	114,091
Common stock issued for financing costs	876,765	877	120,506	-	121,383
Net income	-	-	-	680,811	680,811

Balance, December 31, 2014	128,773,859	$128,774	$35,427,339	$(41,925,281)	$(6,369,168)

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES (formerly Health Enhancement Products, Inc. and Subsidiaries)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2013	December 31, 2014
Cash Flows for Operating Activities:
Net Income (Loss)	$(10,095,878)	$680,811
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stocks and warrants issued for services rendered	434,750	139,279
Warrants issued for Directors’ Fees	38,226	49,600
Stocks and warrants issued for financing costs	1,226,009	164,107
Amortization of deferred finance costs	30,122	4,835
Financing costs	2,821,630	-
Amortization of bond discount	1,464,515	1,801,735
Amortization of intangibles	6,234	-
Depreciation expense	19,453	25,000
Abandonment of Patent Applications Pending	-	1,391,281
Fair value adjustment of derivative liability	1,674,135	(8,418,982)
Decrease in deferred rent	(19,110)	-
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	(63,421)	40,398
(Increase) Decrease in miscellaneous receivables	(118,467)	118,467
Decrease in security deposits	122,917	845
Increase (Decrease) in accounts payable	(455,432)	744,273
(Decrease) in customer deposits	(27,837)	-
(Decrease) in deferred revenue	(235,000)	-
Increase in accrued liabilities	190,941	522,307
Net Cash (Used) in Operating Activities	(2,986,213)	(2,736,046)
Cash Flows from Investing Activities:
Purchase of Patent Applications Pending	(331,377)	-
Net Cash (Used) in Investing Activities	(331,377)	-
Cash Flow from Financing Activities:
Proceeds from (payment of) loans payable, related parties	(361)	141,015
Finance charges paid on issuance of 11% convertible debt	-	(1,890)
Proceeds from issuance of convertible debentures	2,904,408	1,369,700
Proceeds from sale of common stock and exercise of warrants	859,500	735,500
Net Cash Provided by Financing Activities	3,763,547	2,244,325
Increase (Decrease) in Cash	445,957	(491,721)
Cash at Beginning of Period	47,147	493,104

Cash at End of Period	$493,104	$1,383
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$50	$-

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

For the Year Ended December 31, 2014:

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

During the quarter ended September 30, 2014, the Company issued 781,477 shares of the Company’s common stock valued at $113,760 in connection with financings in the third quarter.

During the quarter ended September 30, 2014, the Company recorded $1,285,000 in discounts on 11% convertible debentures.

During the quarter ended December 31, 2014, the Company recorded $40,537 in discounts on 11% convertible debentures.

During the quarter ended December 31, 2014, the Company issued 95,288 shares of the Company’s common stock valued at $7,623 in connection with financings in the fourth quarter.

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

(formerly Health Enhancement Products, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Zivo Bioscience, Inc. (formerly known as Health Enhancement Products, Inc.) and Subsidiaries (Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., WellMetris, LLC, and Zivo Biologic, Inc.) (collectively the “Company”) business models are as follows: 1) to derive future income from licensing and selling natural bioactive ingredients derived from their proprietary algae cultures to animal, human and dietary supplement and medical food manufacturers (currently, the Company's focus is on research and identification of its bioactive ingredients and is not currently selling its product commercially), and 2) developing, manufacturing, marketing, and selling tests that the Company believes will allow people to optimize their health and identify future health risks.

On October 14, 2014, at the annual meeting of the Shareholders’ of the Company, a proposal was passed to change the name of the Company from Health Enhancement Products, Inc. to Zivo Bioscience, Inc.  On October 16, 2014, the Amended Articles were filed with the State of Nevada.  On November 7, 2014, FINRA (Financial Industry Regulatory Authority) approved the name Zivo Bioscience, Inc. for trading purposes.  Effective November 10, 2014, the Company began trading on the OTCQB under the symbol: ZIVO.

NOTE 2 – BASIS OF PRESENTATION

Going Concern

The Company had a loss from operations $5,153,137 and $3,110,197 during the years ended December 31, 2014 and 2013, respectively. In addition, the Company had a working capital deficiency of $6,200,876 and a stockholders’ deficiency of $6,369,168 at December 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the year ended December 31, 2014, the Company received:

•

proceeds of $735,500 from the sale of common stock and exercise of common stock warrants; and

•

proceeds of $1,369,700 from the issuance of convertible debt.

•

proceeds of $141,014 from loans from to related party loans.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned Subsidiaries, Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., WellMetris, LLC, and Zivo Biologic, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents - For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At December 31, 2014, the Company did not have any cash equivalents.

Property and Equipment – Property and equipment consists of furniture and office equipment, and are carried at cost less allowances for depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally five to seven years.  Repair and maintenance costs that do not improve service potential or extend the economic life of an existing fixed asset are expensed as incurred.

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

The Company’s financial instruments include cash and cash equivalents, accounts payable, accrued expenses and loans payable - related parties.  All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash, prepaid expenses, accounts payable, accrued expenses, loans payable - related parties and the current portion of convertible debt all approximate fair value because of the short maturity of these instruments.  The recorded value of long-term convertible debt approximate fair value as the terms and rates approximate market rates.

The Company considers derivative liabilities to be a Level 3 fair value measurement.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to $4,835 and $30,122 for the years ended December 31, 2014 and 2013, respectively.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the years ended December 31, 2014 and 2013 no shipping and handling costs were incurred.

 Research and Development

Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories:

•

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. Research expenses were approximately $0 and $41,000 for the years ended December 31, 2014 and 2013, respectively;

•

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $1,971,000 and $977,000 for the years ended December 31, 2014 and 2013, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

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

During 2014 and 2013, warrants were granted to employees, directors and consultants of the Company.  As a result of these grants, the Company recorded compensation expense of $188,880 and $472,975 during the years ended December 31, 2014 and 2013 respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2014	2013
Expected volatility	113.93% to 138.05%	131.97% to 194.14%
Expected dividends	0%	0%
Expected term	3 to 5 years	3 to 5 years
Risk free rate	.41% to .59%	.25% to .34%

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of December 31, 2014, consisted of 47,824,956 common shares from convertible debentures and related accrued interest and 9,053,005 common shares from outstanding warrants. Potentially dilutive securities as of December 31, 2013, consisted of 36,290,424 common shares from convertible debentures and related accrued interest and 17,100,539 common shares from outstanding warrants.   For 2013, diluted and basic weighted average shares were the same, as potentially dilutive shares are anti-dilutive.

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were approximately $116,000 and $27,000 for the years ended December 31, 2014 and 2013, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents.  The Company has historically maintained cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 at times during the year.

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

Future Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers.” ASU 2014-09 superseded the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted. ASU 2014-09 is not expected to have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2014 and 2013 consist of the following:

	December 31, 2014	December 31, 2013

Furniture & fixtures	$20,000	$20,000
Equipment	80,000	80,000

	100,000	100,000
Less accumulated depreciation and amortization	(31,250)	(6,250)

	$68,750	$93,750

Depreciation and amortization was $25,000 and $19,453 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5 – ABANDONMENT OF PATENT APPLICATIONS PENDING

As of December 31, 2014, the Company evaluated the circumstances related to the four Patent Applications Pending relating to the acquisition of asset of Wellness Indicators in August 2013.  The Company has filed / drafted an additional eight patents applications around the intellectual property acquired.  The Company has determined that the new patents applications redefine and protect its intellectual property better than the original purchased patent applications.  As such, the Company has abandoned the patent applications purchased and recorded a loss on abandonment of $1,391,281 for the year ended December 31, 2014.

NOTE 6 – LOAN PAYABLE, RELATED PARTIES

During the twelve months ended December 31, 2013, Mr. Maggiore, a significant shareholder, advanced the Company a total of $462,000.  As discussed in Note 7, this amount was reclassified into convertible debt attributed to HEP Investments, LLC, of which Mr. Maggiore is a member. As of December 31, 2013, there was no balance due to Mr. Maggiore.

During the year ended December 31, 2014, Mr. Maggiore advanced the Company $134,670.  This amount remained unpaid as of December 31, 2014.

During the fourth quarter of 2014, Officers, advanced the Company $6,344.  These amounts remained unpaid as of December 31, 2014.

NOTE 7 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through December 1, 2014: (i) a Loan Agreement under which the Lender has agreed to advance up to $6,000,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $6,000,000 (“Note”) (of which $5,419,700 has been advanced as of December 31, 2014)  and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in each case order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.  The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan.  These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

Amounts as of December 31, 2014 advanced under the Note (i) are convertible into the Company’s restricted common stock according to the following schedule: (A) $84,700 at $.10 per share, (B) $2,660,000 at $.12 per share, (C) $1,285,000 at $.15 per share, (D) $640,000 at $.22 per share, and (E) $750,000 at $.30 per share, (ii) bear interest at the rate of 11% per annum and (iii) must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note, with the provision that the first Note of $500,000 due on December 1, 2013 was initially extended to June 1, 2014.  As of December 31, 2014, a total of $1,000,000 in $.12 convertible debt has become due.  In July 2014, the Lender agreed to rolling 30 day extensions until notice is given to the Company to the contrary.  The Lender has not converted any of the debt through the date of this report.  The Note may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Amounts as of December 31, 2013 advanced under the Note are convertible into the Company’s restricted common stock according to the following schedule: (A) $2,660,000 at the lesser of $.12 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, (B) $640,000 at the lesser of $.22 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market, and (C) $750,000 at the lesser of $.30 per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market.

On December 1, 2014, as discussed in Note 8 – Derivative Liability, in connection with the HEP Investments December 1, 2014 Fourth Amendment to Loan Agreement and the Fifth Amended and Restated Senior Secured Convertible Promissory Note amend the calculation of the conversion price for the convertible promissory note. Previously, the outstanding principal and interest under the note had been convertible into shares of common stock at the lower of the stated price per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market.  Following the amendment, the convertible note is convertible into shares of common stock at the stated price per share conversion rate (eliminating the lower of 25% discount off of the ten day trailing quoted price of the common stock).

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

As of December 1, 2013, the first tranche of $500,000 11% Convertible Debenture became due.  HEP Investments opted not to convert the debt into common stock and requested the Company extend the Tranche terms an additional 6 months.  On March 17, 2014, the Company and HEP Investments agreed to extend the terms of the 11% Convertible Debenture to June 1, 2014.  The Company determined that the modification of the HEP Investments loan Agreement was not a substantial modification in accordance with ASC 470-50 “Modifications and Extinguishments”.

During the three months ended September 30, 2014, HEP Investments advanced the Company an additional $1,285,000.  HEP Investments has reached a $5,335,000 threshold (including monies advanced since September 2011) and these advances have been converted into convertible debt.  The Company recorded a debt discount in the amount of $1,285,000 during the quarter ended September 30, 2014.  This represents the future value of the stock to be issued under the terms of the convertible debt. This stock was valued utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 127.83%-135.08%, annual rate of dividends 0% and a risk free interest rates of 0.48-0.59%.

During the three months ended December 31, 2014, HEP Investments advanced the Company an additional $84,700.  HEP Investments has reached a $5,419,700 balance (including monies advanced since September 2011) and these advances have been converted into convertible debt.  The Company recorded a debt discount in the amount of $40,537 during the quarter ended December 31, 2014.  This represents the future value of the stock to be issued under the terms of the convertible debt. This stock was valued utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 128.69%, annual rate of dividends 0% and a risk free interest rates of 0.64%.

The Venture Group, LLC

On January 27, 2012, the Company and The Venture Group, LLC, a Maryland limited liability company (“Venture Group”), entered into the following agreements, effective as of January 26, 2012: (i) a Subscription Agreement under which the Lender has agreed to advance $500,000 to the Company, as follows:  $332,000 on January 26, 2012, which advance has been made, and $168,000 by February 3, 2012 (completed on July 22, 2013), (ii) a Subordinated Convertible Promissory Note in the principal amount of $500,000 (“Note”); and (iii) (a) a Security Agreement, under which the Company granted the Lender a subordinated security interest in all of its assets and (b) an IP security agreement under which the Company granted the Lender a subordinated security interest in all its intellectual properties, including patents, to secure its obligations to the Lender under the Note and related documents.   Amounts advanced under the Note are (i) secured on a subordinated basis by all the Company’s assets, (ii) convertible into the Company’s restricted common stock at $.12 per share, (iii) bear interest at the rate of 11% per annum (payable on the first and second anniversary of the Note (unless earlier paid off), in cash or stock, at the Company’s option), and (iv) unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note (January 27, 2014).

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

As a result of the completed funding in 2013, the Company has issued an additional 280,000, 3 year common stock warrants exercisable at $.12 per share valued at $108,390.  The warrants were valued utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 150.98%, annual rate of dividends 0% and a risk free interest rate of 0.32%, pursuant to the terms of the Subscription Agreement and Subordinated Convertible Promissory Note dated January 26, 2012.

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

Convertible debt consists of the following:
	December 31, 2014	December 31, 2013

1% Convertible notes payable, net of unamortized discount of $0 and $5,546 respectively, due at various dates ranging to April 2015	$240,000	$375,054

11% Convertible note payable – HEP Investments, LLC, a related party, net of unamortized discount of $1,794,272 and $2,235,217 , respectively, due at various dates ranging from April 2015 to December 2016	3,625,428	1,814,783

11% Convertible note payable, net of unamortized discount of $29,707 as of December 31, 2013	-	320,293
	3,865,428	2,510,130
Less: Current portion	3,628,386	1,619,319

Long term portion	$237,042	$890,811

Amortization of the debt discount on all convertible debt was $1,801,735 and $1,464,515 for the years ended December 31, 2014 and 2013, respectively.

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

On September 30, 2014, the Company valued the derivative liability at $4,768,396 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.13, an expected volatility of 126.7% over the remaining 2.00 years contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .58%. The fair value of the derivative decreased by $4,481,478 which has been recorded in the statement of operations for the nine months ended September 30, 2014.

On December 1, 2014, as discussed in Note 7 – Convertible Debt, in connection with the HEP Investments December 1, 2014 Fourth Amendment to Loan Agreement and the Fifth Amended and Restated Senior Secured Convertible Promissory Note amend the calculation of the conversion price for the convertible promissory note. Previously, the outstanding principal and interest under the note had been convertible into shares of common stock at the lower of the stated price per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market.  Following the amendment, the convertible note is convertible into shares of common stock at the fixed price per share conversion rate (eliminating the lower of 25% discount off of the ten day trailing quoted price of the common stock).  The derivative was marked to market at December 1, 2014 and the balance of $830,891 was reclassified to Additional Paid-In Capital.

NOTE 9 – FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

	Level 3	Total
December 31, 2014
Derivative Instruments	$0	$0
December 31, 2013
Derivative Instruments	$8,036,239	$8,036,239

Level 3 financial instruments consist of certain embedded conversion features.  The fair value of these imbedded conversion features are estimated using the Black-Scholes valuation model.  The Company adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements,” during the quarter ended March 31, 2012.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the year ended December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013

Beginning Balance	$8,036,239	$1,026,128
Initial recognition - Derivative liability of embedded conversion feature of the Convertible Notes
	1,213,634	5,335,976
Change in fair value	(8,418,982)	1,674,135
Reclassification to additional paid-in capital	(830,891)	-
Ending Balance	$-	$8,036,239

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments.  The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the conversion price based on the contractual terms of the financial instruments.  A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.  As noted in Note 7 – Convertible Debt and Note 8 – Derivative Liability, the December 1, 2014 amendment with HEP Investments eliminated the derivative liability.

NOTE 10 - STOCKHOLDERS’ DEFICIENCY

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

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to John Gorman in November, 2013, at an exercise price of $.36 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $14,053 using the Black Scholes pricing model relying on the following assumptions: volatility 141.53%; annual rate of dividends 0%; discount rate 0.33%.  In addition, Mr. Gorman will receive $10,000 for each annual term served, paid quarterly.  On August 19, 2014, Mr. Gorman resigned from the board of directors.

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

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Nola E. Masterson in September, 2014, at an exercise price of $.12 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $4,074 using the Black Scholes pricing model relying on the following assumptions: volatility 113.93%; annual rate of dividends 0%; discount rate 0.59%.  In addition, Ms. Masterson will receive $10,000 for each annual term served, paid quarterly.

The company recorded directors fees of $86,180 during the twelve months ended December 31, 2014, representing the fees expensed and the value of the vested warrants described above.

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

On April 15, 2013, upon completion of funding on a $2,000,000, 11% convertible debenture, the Company issued 600,000 shares of its common stock valued at $192,000 and 1,666,667 common stock warrants valued at $481,110 using the Black Scholes method of valuation (see Note 8 – Convertible Debt).

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

During the three months ended March 31, 2014 Company issued 4,955,000 shares of common stock upon conversion of $490,600 of 1% and 11% convertible debentures.

During the three months ended March 31, 2014, the Company received proceeds of $100,000 from the issuance of 500,000 shares of common stock and $255,000 from the exercise of 2,040,000 common stock warrants.

During the three months ended June 30, 2014 the Company issued 1,088,000 shares of common stock upon conversion of $70,600 of 1% convertible debentures.

During the three months ended June 30, 2014, the Company received proceeds of $402,500 from the issuance of 2,516,667 shares of common stock and $48,750 from the exercise of 390,000 common stock warrants. The Company issued 416,667 shares of common stock to a non-related party shareholder relating to a stock purchase in December 2013.

During the three months ended September 30, 2014 the Company issued 500,000 shares of common stock valued at $64,500 to a non-related party for services rendered.

During the three months ended September 30, 2014 the Company issued 781,477 shares of its common stock valued at $113,760 and 856,667 common stock warrants valued at $108,212 using the Black Scholes method of valuation (see Note 7 – Convertible Debt). We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 127.64%-134.94%, annual rate of dividends 0% and a risk free interest rates of 0.48-0.49%.

During the three months ended December 31, 2014 the Company issued 116,667 shares of common stock valued at $17,500 and 500,000 common stock warrants valued at $34,302 using the Black Scholes method of valuation to a non-related party for services rendered. We valued the common stock warrants utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 117.65%, annual rate of dividends 0% and a risk free interest rates of 0.49%.

During the three months ended December 31, 2014 the Company issued 95,288 shares of its common stock valued at $7,623 and 84,700 common stock warrants valued at $5,879 using the Black Scholes method of valuation (see Note 7 – Convertible Debt). We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 138.88%, annual rate of dividends 0% and a risk free interest rates of 0.64%.

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

The Company purchased the Assets from Essex for $1,100,000.  $801,507 was paid in common stock with the remainder of $298,493 paid in cash.  There were 2,577,565 shares of common stock issued, valued at $0.31 per share.  Based on the current market price of the stock at the time of issuance, the Company recorded the 2,577,565 shares of common stock issued at $1,159,904.  The Company also incurred an additional $32,884 in transaction costs, for a total transaction cost of $1,491,281.  The Company acquired both furniture and equipment, along with 4 pending patents.  The Company valued the furniture and equipment at $100,000 and the patent applications pending at $1,391,281.

As of December 31, 2014, the Company evaluated the circumstances related to the four Patent Applications Pending relating to the acquisition of asset of Wellness Indicators in August 2013.  The Company has filed / drafted an additional eight patents applications around the intellectual property acquired.  The Company has determined that the new patents applications redefine and protect its intellectual property better than the original purchased patent applications.  As such, the Company has abandoned the patent applications purchased and recorded a loss on abandonment of $1,391,281 for the year ended December 31, 2014.

Executive Compensation

As compensation for serving as Chief Financial Officer, the Company, quarterly, will issue warrants to purchase 50,000 shares of common stock to Philip M. Rice at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and compliant manner, at which time such warrants would vest.  On March 31, 2014 the Company issued warrants to purchase 50,000 shares of common stock at $.17.  The warrants were valued at $13,460 using the Black Scholes pricing model relying on the following assumptions: volatility 128.35%; annual rate of dividends 0%; discount rate 0.44%.  On May 14, 2014, the Company issued warrants to purchase 50,000 shares of common stock at $.19.  The warrants were valued at $6,756 using the Black Scholes pricing model relying on the following assumptions: volatility 121.96%; annual rate of dividends 0%; discount rate 0.47%.  On August 14, 2014, the Company issued warrants to purchase 50,000 shares of common stock at $.19.  The warrants were valued at $4,828 using the Black Scholes pricing model relying on the following assumptions: volatility 116.72%; annual rate of dividends 0%; discount rate 0.42%. On November 14, 2014, the Company issued warrants to purchase 50,000 shares of common stock at $.09.  The warrants were valued at $3,664 using the Black Scholes pricing model relying on the following assumptions: volatility 117.69%; annual rate of dividends 0%; discount rate 0.54%.

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	December 31, 2014		December 31, 2013
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	16,900,539	$0.17	16,365,209	$0.17
Issued	3,149,700	0.16	4,820,330	0.18
Exercised	(2,040,000)	0.13	(2,785,000)	0.16
Cancelled	(110,137)	0.31	-	-
Expired	(8,847,097)	0.17	(1,500,000)	0.32

Outstanding, end of period	9,053,005	$0.16	16,900,539	$0.17

Warrants outstanding and exercisable by price range as of December 31, 2014 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted
		Remaining			Average
Range of	Number	Contractual Life in Years	Exercise Price	Number	Exercise Price

$0.09	50,000	4.87	$0.09	50,000	$0.09
0.10	84,700	4.94	0.10	84,700	0.10
0.12	3,489,439.96		0.12	3,464,439	$.12
0.125	440,000.77		0.125	440,000	0.125
0.14	50,000	4.62	0.14	50,000	0.14
0.15	2,665,000	2.58	0.15	2,640,000	0.15
0.17	50,000	4.25	0.17	50,000	0.17
0.19	100,000	3.12	0.19	87,500	0.19
0.20	250,000	2.33	0.20	250,000	0.20
0.22	477,004	1.61	0.22	477,004	0.22
0.25	707,000	3.52	0.25	707,000	0.25
0.30	250,000	3.91	0.30	250,000	0.30
0.33	250,000	3.50	0.33	250,000	0.33
0.36	39,863	1.84	0.36	39,863	0.36
0.38	100,000	1.78	0.38	100,000	0.38
0.40	50,000	1.94	0.40	50,000	0.40

	9,053,005	1.72		8,990,505	$0.17

NOTE 11- OTHER INCOME (EXPENSE)

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

NOTE 12- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated, December 16, 2011. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’’ notice prior to the expiration of the term of the agreement.  Mr. Dahl will be compensated as follows:  he will receive an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  As of December 30, 2014, none of the milestones referred to had been achieved and there has been no notice of contract termination.

Workers’ Compensation

The Company does not carry workers’ compensation insurance, which covers on the job injury.

NOTE 13- FORMATION OF SUBSIDIARIES

WellMetris, LLC

During the year ended December 31, 2013, the Company formed WellMetris, LLC, a Delaware Limited Liability Company for the purpose of developing, manufacturing and marketing a non-invasive urinary wellness test. WellMetris is 100% owned by Zivo Bioscience, Inc.  As discussed in Note 11 – Stockholder’s Deficiency, Purchase of Assets, the Company bought the Assets of Wellness from Essex.  Concurrently, the Company transferred the Intellectual Property (patent applications pending) to WellMetris.  As of December 31, 2014, the Company evaluated the circumstances related to the Patent Applications Pending relating to the acquisition of asset of Wellness Indicators in August 2013.  The Company has filed / drafted an additional eight patents applications around the intellectual property acquired.  The Company has determined that the new patents applications redefine and protect its intellectual property better than the original purchased patent applications.  As such, the Company has abandoned the patent applications purchased and recorded a loss on abandonment of $1,391,281 for the year ended December 31, 2014.

Zivo Biologic, Inc.

During the year ended December 31, 2013, the Company formed Zivo Biologic, Inc., a Delaware Corporation, for the purpose of manufacturing and commercialization of proprietary ingredients for non-medicinal animal health applications. Zivo Biologic is 100% owned by Zivo Bioscience, Inc.

NOTE 14 - RELATED PARTY TRANSACTIONS

Loan Payable – Related Party

See Note 6 Loan Payable – Related Party for disclosure of loan payable to related Parties

Executive Compensation

See Note 10 – Stockholder’ Deficiency for disclosure of compensation to the Chief Financial Officer.

Employment Agreement

See Note 12 – Commitments and Contingencies for disclosure of the Employment Agreement with the Chief Executive Officer.

Stock Subscription Agreements

During the quarter ended September 30, 2013, Mr. Maggiore a significant shareholder, member of the Board of Directors of the Company and membership interest in HEP Investments, subscribed to and paid for the acquisition for 454,545 Units, each Unit comprised of one share of common stock, $.001 par value of the Company and warrants to purchase one-tenth (1/10) of one share of Common Stock (or 45,455 warrants total), at a per unit price of $.22 for an aggregate purchase price of $100,000.

NOTE 15 - INCOME TAXES

At December 31, 2014 the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $33,600,000, which may be applied against future taxable income, if any, at various dates from 2014 through 2034. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2014 the Company had a deferred tax asset of approximately $13,400,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal and State Statutory Rate of 40% and the Company’s effective tax rate of 0% is due to a decrease in the valuation allowance of approximately $6,400,000 in 2014.

NOTE 16 – SUBSEQUENT EVENTS

On January 4, 2015 the Board of Directors reappointed Philip M. Rice II, the Company’s Chief Financial Officer, as a director for a 1 year term.  Mr. Rice received warrants to purchase 50,000 shares of common stock at an exercise price of $.09 per share for a term of three years, vested at 12,500 per quarter.  The terms of the appointment also includes a cash payment of $10,000.

Stock Issuances

Subsequent to December 31, 2014, the Company received proceeds of $48,500 from the issuance of 970,000 shares of common stock.

CONVERTIBLE DEBT: HEP Investments, LLC

During the period January 1, 2015 through April 3, 2015, HEP Investments, LLC, a related party, advanced the Company an additional $387,500.  HEP Investments has reached a $5,807,200 balance (including monies advanced since September 2011) and these advances have been converted into convertible debt.  The Company recorded a debt discount in the amount of $224,283 for the $387,500 transaction.  This represents the future value of the stock to be issued under the terms of the convertible debt. This stock was valued utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 138.27%-139.02%, annual rate of dividends 0% and a risk free interest rates of 0.55% to 0.63%.

EXHIBIT INDEX

Exhibit Number	Title

3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.11	Amendment to Articles of Incorporation of the Company, dated July 24, 2012	(2)
3.12	Amended Articles of Incorporation dated October 16, 2014 for name change	(3)
3.2	Amended and restated By-laws of the Company	(4)

10.04	Security Agreement with HEP Investments, LLC ($100K loan) dated September 8, 2011	(5)
10.05	Senior Secured Note with HEP Investments, LLC ($100K loan) dated September 8, 2011	(6)
10.06	Loan Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(7)
10.07	Senior Secured Note with HEP Investments, LLC ($2M loan) dated December 2, 2011	(8)
10.08	Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(9)
10.09	IP Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(10)
10.10	Investor Rights Agreement with Venture Group, LLC ($500K loan) dated November 8, 2011	(11)
10.14	Subscription Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(12)
10.15	Subordinated Convertible Note with Venture Group, LLC ($500K loan) dated January 27, 2012	(13)
10.16	Warrant Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(14)
10.17	Security Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(15)
10.18	Termination Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012 (terminating agreements with Venture Group, LLC dated November 8, 2011)	(16)
10.19	Termination Agreement with Oxford Holdings, LLC, dated January 26, 2012	(17)
10.20	License Agreement between Zus Health LLC and the Company dated September 2, 2010	(18)
10.21	Lease Agreement between the Company and BCO, LLC dated February 28, 2011	(19)
10.22	Employment Agreement with Andrew Dahl, the Registrant’s CEO	(20)
10.23	Employment Agreement with John Gorman, the Registrant’s EVP – Operations	(21)
10.24	Amended and Restated Senior Secured Convertible Promissory Note and the First Amendment to Loan Agreement with HEP Investments, LLC dated April 15, 2013	(22)
10.25	Asset Purchase Agreement with Essex Angel Capital Inc. dated April 15, 2013	(23)
10.26	Second Amendment to Loan Agreement with HEP Investments, LLC dated December 16, 2013	(24)
10.27	Third Amendment to Loan Agreement with HEP Investments, LLC dated March 17, 2014	(25)
10.28	Third Amendment to Loan Agreement with HEP Investments, LLC dated July 1, 2014	(26)
10.29	Fourth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated July 1, 2014	(27)
10.30	Change of Control Agreement dated August 10, 2014	(28)
10.31	Fourth Amendment to Loan Agreement with HEP Investments, LLC dated December 1, 2014	(29)
10.32	Fifth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated December 1, 2014	(30)
14.1	Code of Ethics	*
21	Subsidiaries of the Registrant	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Filed herewith

(1) Filed as Exhibit 3.1 to the Registrant’s Form 10K filed with the Commission on April 14, 2010 and incorporated herein by this reference.

(2) Filed as Exhibit 3.11 to the Registrant’s Form 10Q filed with the Commission on March 25, 2013 and incorporated by this reference.

(3) Filed as Exhibit 3.12 to the Registrant’s Form 10Q filed with the Commission on November 14, 2014 and incorporated by this reference.

(4) Filed as Exhibit 3.2 to the Registrant’s Form 10Q filed with the Commission on May 17, 2010 and incorporated by this reference.

(5) Filed as Exhibit 10.04 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(6) Filed as Exhibit 10.05 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(7) Filed as Exhibit 10.06 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(8) Filed as Exhibit 10.07 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(9) Filed as Exhibit 10.08 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(10) Filed as Exhibit 10.09 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(11) Filed as Exhibit 10.10 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(12) Filed as Exhibit 10.14 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(13) Filed as Exhibit 10.15 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(14) Filed as Exhibit 10.16 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(15) Filed as Exhibit 10.17 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(16) Filed as Exhibit 10.18 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(17) Filed as Exhibit 10.19 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(18) Filed as Exhibit 10.20 to Form 10K filed with the Commission on April 15, 2011 and incorporated by this reference.

(19) Filed as Exhibit 10.21 to Form 10Q filed with the Commission on August 22, 2011 and incorporated by this reference.

(20) Filed as Exhibit 10.22 to Form 10Q filed with the Commission on August 14, 2012 and incorporated by this reference.

(21) Filed as Exhibit 10.23 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(22) Filed as Exhibit 10.24 to Form 10Q filed with the Commission on May 16, 2013 and incorporated by this reference.

(23) Filed as Exhibit 10.25 to Form 10Q filed with the Commission on May 16, 2013 and incorporated by this reference.

(24) Filed as Exhibit 10.26 to Form 10K filed with the Commission on March 31, 2014 and incorporated by this reference.

(25) Filed as Exhibit 10.27 to Form 10K filed with the Commission on March 31, 2014 and incorporated by this reference.

(26) Filed as Exhibit 10.28 to Form 10K filed with the Commission on March 31, 2014 and incorporated by this reference.

(27) Filed as Exhibit 10.29 to Form 10K filed with the Commission on March 31, 2014 and incorporated by this reference.

(28) Filed as Exhibit 10.30 to Form 10Q filed with the Commission on August 14, 2014 and incorporated by this reference.

(29) Filed as Exhibit 10.31 to Form 8K filed with the Commission on December 26, 2014 and incorporated by this reference.

(30) Filed as Exhibit 10.32 to Form 8K filed with the Commission on December 26, 2014 and incorporated by this reference.