Form 10-Q
period 2015-03-31
Zivo Bioscience, Inc.
filed 2015-05-13
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 130,374,361 shares of common stock, $0.001 par value, outstanding at May 14, 2015.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$11,007	$1,383
Prepaid Expenses	109,523	31,724
Total Current Assets	120,530	33,107
PROPERTY AND EQUIPMENT, NET	62,500	68,750
TOTAL ASSETS	$183,030	$101,857

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,382,422	$1,225,589
Loans Payable, Related Parties	141,405	141,014
Convertible Debenture Payable, less discount of $400,456 and $746,314 at March 31, 2015 and December 31, 2014, respectively
	3,889,544	3,628,386
Accrued Liabilities	1,481,037	1,238,994
Total Current Liabilities	6,894,408	6,233,983
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $1,086,418 and $1,047,958 at March 31, 2015 and December 31, 2014, respectively
	645,782	237,042
Total Long term Liabilities	645,782	237,042

TOTAL LIABILITIES	7,540,190	6,471,025
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized 129,874,361 and 128,773,859 issued and outstanding at March 31, 2015 and December 31, 2014

	129,874	128,774
Additional Paid-In Capital	35,725,431	35,427,339
Accumulated deficit	(43,212,465)	(41,925,281)
Total Stockholders' Deficit	(7,357,160)	(6,369,168)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$183,030	$101,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	Months ended	Months ended
	March 31, 2015	March 31, 2014

REVENUES:	$-	$-

COSTS AND EXPENSES:
Selling	61,066	-
General and Administrative	192,568	270,603
Professional fees and Consulting expense	99,735	117,132
Research and Development	209,073	391,022

Total Costs and Expenses	562,442	778,757

LOSS FROM OPERATIONS	(562,442)	(778,757)

OTHER INCOME (EXPENSE):
Fair Value Adjustment of Derivative Liability
	-	5,364,711
Amortization of Deferred Finance Costs	-	(4,835)
Amortization of Bond Discount	(518,900)	(479,003)
Deferred financing costs	(19,575)	-
Finance costs paid in stock	(34,200)	-
Interest expense	(152,067)	(139,788)
Total Other Income (Expense)	(724,742)	4,741,085

NET INCOME (LOSS)	$(1,287,184)	$3,962,328

BASIC INCOME (LOSS) PER SHARE
	$(0.01)	$0.03
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING

	129,559,474	119,931,693
FULLY DILUTED INCOME PER SHARE
	$(0.01)	$0.03
WEIGHTED AVERAGE FULLY DILUTED SHARES OUTSTANDING

	129,559,474	153,980,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014

Cash Flows for Operating Activities:
Net Income (Loss)	$(1,287,184)	$3,962,328
Adjustments to reconcile net income (loss) to net cash used by operating activities:

Stock and warrants issued for services rendered	-	7,228
Stock and warrants issued for Director Fees	4,991	15,144
Stock and warrants issued for Finance Costs	34,200	-
Amortization of bond discount	518,900	479,003
Amortization of deferred finance costs	-	4,835
Depreciation expense	6,250	6,250
Fair value adjustment of Derivative Liability	-	(5,364,711)
Changes in assets and liabilities:
(Increase) in prepaid expenses	(77,799)	(17,466)
Decrease in security deposits	-	845
Increase in accounts payable	156,832	117,225
Increase in accrued liabilities	242,042	108,787
Net Cash (Used) by Operating Activities	(401,768)	(680,531)

Cash Flows from Investing Activities:	-	-

Cash Flow from Financing Activities:
Proceeds of loan payable, related party	391	-
Proceeds from issuance of convertible debentures	362,500	-
Proceeds from issuance stock and exercise of warrants	48,500	284,250
Net Cash Provided by Financing Activities	411,392	284,250

Increase (Decrease) in Cash	9,624	(396,281)

Cash at Beginning of Period	1,383	493,104
Cash at End of Period	$11,007	$96,823

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2015:

During the quarter ended March 31, 2015, the Company recorded $211,501 in discounts on 11% convertible debentures.

Three Months Ended March 31, 2014:

During the quarter ended March 31, 2014, holders of 1% and 11% Convertible Debentures, converted $420,000 into 3,867,000 shares of the Company’s common stock. In addition, as part of an exercise of common stock warrants, a convertible debenture holder applied $22,000 of accrued interest to the purchase price of 300,000 shares of the Company’s common stock.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s  December 31, 2014 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-K filed with the SEC on April 6, 2015.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015, or any other period.

The Company incurred a net loss of $1,287,184 for the three months ended March 31, 2015.  In addition, the Company had a working capital deficiency of $6,773,877 and a stockholders’ deficit of $7,357,159 at March 31, 2015.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first three months of 2015, the Company raised $48,500 in net proceeds from the issuance of common stock and $362,500 from the issuance of convertible debt.  There can be no assurance that the Company will be able to raise additional capital.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned subsidiaries, Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., WellMetris, LLC, and Zivo Biologic, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Accounting Estimates

The Company’s condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice and other assumptions believed to be reasonable.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At March 31, 2015, the Company did not have any cash equivalents.

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

The Company’s financial instruments include cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses.  All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, prepaid expenses, accounts payable, and accrued expenses all approximate fair value because of the short maturity of these instruments.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to $-0- and $4,835 for the three months ended March 31, 2015 and 2014, respectively.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

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

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the three months ended March 31, 2015 and 2014, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The Company accounts for research and development expenses under two main categories.

•

Research Expenses, consisting of salaries and equipment and related expenses incurred for product research studies conducted primarily within the Company and by Company personnel. There were no Research expenses for the quarters ended March 31, 2015 and 2014.

•

Clinical Studies Expenses, consisting of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $209,000 and $391,000 for the quarter ended March 31, 2015 and 2014, respectively.

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

During the three months ended March 31, 2015 and 2014, warrants were granted to employees, directors and consultants of the Company.  As a result of these grants, the Company recorded compensation expense of $4,991 and $22,372 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected volatility	128.36%	121.33% to 128.35%
Expected dividends	0%	0%
Expected term	3 years	3 – 5 years
Risk free rate	.68%	.41% to .44%

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

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

 Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of March 31, 2015, consisted of 52,496,746 common shares from convertible debentures and related accrued interest and 8,512,393 common shares from outstanding warrants. Potentially dilutive securities as of March 31, 2014, consisted of 32,742,611 common shares from convertible debentures and related accrued interest and 15,350,539 common shares from outstanding warrants.   For the three months ended March 31, 2015 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $60,030 and $12,853 for the three months ended March 31, 2015 and 2014, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents.  The Company, from time to time, maintains cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000.

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

Future Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers.” ASU 2014-09 superseded the revenue recognition requirements in “Revenue Recognition (Topic 605) ,” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 is not expected to have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2015 and December 31, 2014 consists of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Furniture and fixtures	$20,000	$ 20,000
Equipment	80,000	80,000

	100,000	100,000
Less accumulated depreciation and amortization	(37,500)	(31,250)

	$62,500	$68,750

Depreciation and amortization was $6,250 and $6,250 for the three months ended March 31, 2015 and 2014 respectively.

NOTE 4 – LOAN PAYABLE, RELATED PARTIES

As of the quarter ended March 31, 2015, Chris Maggiore, a significant shareholder, advanced the Company a total of $141,405.

As of the year ended December 31, 2014, Chris Maggiore advanced the Company $134,670 and Officers advanced the Company $6,344.

NOTE 5 – CONVERTIBLE DEBT

HEP Investments, LLC

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through December 1, 2014: (i) a Loan Agreement under which the Lender has agreed to advance up to $6,000,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $6,000,000 (“Note”) (of which $5,782,200 has been advanced as of March 31, 2015)  and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in each case order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.  The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

Amounts as of March 31, 2015 advanced under the Note (i) are convertible into the Company’s restricted common stock according to the following schedule: (A) $447,200 at $.10 per share, (B) $2,660,000 at $.12 per share, (C) $1,285,000 at $.15 per share, (D) $640,000 at $.22 per share, and (E) $750,000 at $.30 per share, (ii) bear interest at the rate of 11% per annum and (iii) must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note, with the provision that the first installment under the Note of $500,000 due on December 1, 2013 was initially extended to June 1, 2014.  As of March 31, 2015, a total of $1,500,000 in $.12 convertible debt has become due.  In July 2014, the Lender agreed to rolling 30 day extensions of all due or past due installments until notice is given to the Company to the contrary.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”.  The Lender has not converted any of the debt through the date of this report.  The Note may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

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

Convertible debt consists of the following:
	March 31, 2015	December 31, 2014
	(Unaudited)
1% Convertible notes payable, due June 2015	$240,000	$240,000

11% Convertible note payable - HEP Investments, LLC, a related party, net of unamortized discount of $ 1,486,873 and $1,794,272, respectively, due at various dates ranging from June 2015 to March 2017	4,295,326	3,625,428
	4,535,326	3,865,428
Less: Current portion	3,889,544	3,628,386

Long term portion	$645,782	$237,042

Amortization of the debt discount on the remaining notes was $518,900 and $479,003 for the three months ended March 31, 2015 and 2014, respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DERIVATIVE LIABILITY

On March 31, 2014, the Company valued the derivative liability related to its convertible debentures at $2,671,529 utilizing the Black-Scholes method of valuation using the following assumptions:  closing stock price of $.17, an expected volatility of 145.45% over the remaining 1.27 years contractual life of the note, an annual rate of dividends of 0%, and a risk free rate of .44%. The fair value of the derivative decreased by $6,135,458 which has been recorded in the statement of operations for the three months ended March 31, 2014.

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

On December 1, 2014, in connection with the HEP Investments December 1, 2014 Fourth Amendment to Loan Agreement and the Fifth Amended and Restated Senior Secured Convertible Promissory Note, an amendment was made to the calculation of the conversion price for the convertible promissory note. Previously, the outstanding principal and interest under the note had been convertible into shares of common stock at the lower of the stated price per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market.  Following the amendment, the convertible note is convertible into shares of common stock at the fixed price per share conversion rate (eliminating the lower of 25% discount off of the ten day trailing quoted price of the common stock).  The derivative was marked to market at December 1, 2014 and the balance of $830,891 was reclassified to Additional Paid-In Capital.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

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

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2015, at an exercise price of $.09 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $3,664 using the Black Scholes pricing model relying on the following assumptions: volatility 128.38%; annual rate of dividends 0%; discount rate 0.68%.  In addition, Mr. Rice will receive $10,000 for each annual term served, paid quarterly

The Company recorded directors fees of $4,991 during the three months ended March 31, 2015, representing the fees expensed and the value of the vested warrants described above.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT – (continued)

Stock Issuances

During the three months ended March 31, 2015, the Company received proceeds of $48,500 from the issuance of 970,000 shares of common stock.

In connection with the issuance of $362,500 in principal, of 11% Convertible Debenture the Company also issued 130,500 shares of common stock valued at $13,050 and a warrant to purchase 362,500 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $21,150 using the Black Scholes pricing model relying on the following assumptions: volatility 138.6%; annual rate of dividends 0%; discount rate 0.62%. (See Note 5. Convertible Debenture)

A summary of the status of the Company’s warrants is presented below.

	March 31, 2015		December 31, 2014
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	9,053,005	$ 0.17	16,900,539	$ 0.17
Issued	412,500	0.10	3,149,700	0.16
Exercised	0	0.13	(2,040,000)	0.13
Cancelled	0		(110,137)	0.31
Expired	(953,112)	0.13	(8,847,097)	0.17
Outstanding, end of period	8,512,393	$ 0.16	9,053,005	$ 0.16

Warrants outstanding and exercisable by price range as of March 31, 2015 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted
		Remaining			Average
Range of	Number	Contractual Life in Years	Exercise Price	Number	Exercise Price

$0.09	100,000	3.70	$0.09	62,500	$0.09
0.10	447,200	4.87	0.10	447,200	0.10
0.12	2,886,427.71		0.12	2,821,427	$.12
0.125	440,000.52		0.125	440,000	0.125
0.14	50,000	4.38	0.14	50,000	0.14
0.15	2,465,000	2.33	0.15	2,452,500	0.15
0.17	50,000	4.00	0.17	50,000	0.17
0.19	100,000	2.87	0.19	87,500	0.19
0.20	250,000	2.08	0.20	250,000	0.20
0.22	477,004	1.37	0.22	477,004	0.22
0.25	707,000	3.27	0.25	707,000	0.25
0.30	250,000	3.66	0.30	250,000	0.30
0.33	250,000	3.25	0.33	250,000	0.33
0.36	39,863	1.59	0.36	39,863	0.36
0.38	100,000	1.54	0.38	100,000	0.38
0.40	50,000	1.69	0.40	50,000	0.40

	8,512,393	1.78		8,424,893	$0.16

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl is compensated as follows:  he receives an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  As of March 31, 2015, none of the milestones referred to had been achieved and there has been no notice of contract termination.

NOTE 9 - SUBSEQUENT EVENTS

11% Convertible Debt - HEP Investments, LLC

As reported in the Company’s Current Report on Form 8-K filed on April 28, 2015, the Company and HEP Investments, LLC, a Michigan limited liability company, entered into the following documents, effective as of April 28, 2015: (i) Fifth Amendment to Loan Agreement under which the Lender has agreed to advance up to a total of $8,500,000 to the Registrant, subject to certain conditions, and (ii) a Sixth Amended and Restated Senior Secured Convertible Promissory Note.

During the period April 1, 2015 through May 8, 2015, HEP Investments, LLC, a related party, advanced the Company an aggregate of $455,000, bringing the Company’s total indebtedness to HEP Investments to $6,237,200. The receipt of the first $217,800 of these advances completed a Tranche, as defined by the terms of the Loan Agreement and Convertible Promissory Note, as amended.  As a result of the $217,800 being classified as 11% Convertible Debt, the Company recorded an unamortized debt discount in the amount of $94,314, representing the future value of the stock to be issued under the terms of the convertible debt. This value was determined utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 139.68%, annual rate of dividends 0% and a risk free interest rates of 0.51%.

Loans Payable - Related Party

HEP Investments, LLC

The remaining portion of $237,200 of the advances from HEP Investments, LLC referenced above has been classified as a Loan Payable – Related Party until such time as the next tranche is completed by HEP.

Chris Maggiore

From April 1, 2015 to May 6, 2015, Chris Maggiore, a significant shareholder, advanced the Company an additional $15,000.

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

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals, income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed above are the most critical to our financial statements because they are affected significantly by management's judgments, assumptions and estimates.

Results of Operations for the three months ended March 31, 2015 and 2014.

Overview:

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

Net Sales.

We had no sales during the three months ended March 31, 2015 and 2014.

Cost of Sales.

We had no cost of sales during the three months ended March 31, 2015 and 2014.

Research and Development Expenses.

For the three months ended March 31, 2015, we incurred $209,073 on research and development expenses, as compared to $391,021 for the comparable period in 2013.  These expenses are mainly comprised of costs associated with external research.  To the extent that we are able to raise sufficient funding, our research and development costs (for Zivo) will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. For WellMetris, the Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy cholesterol balance.

Selling and Marketing Expenses.

We had selling and marketing expenses of $61,066 during the three months ended March 31, 2015 and no expenses for the three months ended March 31, 2014.

General and Administrative Expenses.

General and administrative expenses were $192,568 for the three months ended March 31, 2015, as compared to $270,603 for the comparable prior period.  The decrease in general and administrative expense during 2015 is due primarily to reduced business activity resulting from the lack of availability of sufficient funding.

Professional and Consulting Expenses.

Professional and consulting expenses were $99,736 for the three months ended March 31, 2015, as compared to $117,132 for the comparable prior period.  The decrease in professional and consulting expense during 2015 is due primarily to a reduction in non-cash charges related to Director Fees, and a reduction in legal fees.

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

As of May 6, 2015, we had a cash balance of approximately $92,000.  We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the quarter ended March 31, 2015, we incurred negative cash flows from operations of $401,768.  As of March 31, 2015, we had a working capital deficiency of $6,773,877 and a stockholders’ deficiency of $7,357,159. Although we recently raised a limited amount of capital, we have a near term need for additional capital.

During the three months ended March 31, 2015, our operating activities used $401,768 in cash, a decrease of $278,763 from the comparable prior period.  The approximate $279,000 decrease in cash used by operating activities is related to our difficulty in obtaining financing and was primarily attributable to the following (all of which are approximated): a $5,250,000 decrease in net income, offset by $5,200,000 in non-cash expenses (primarily the fair value adjustment of the derivative liability of $5,365,000) and $112,000 of changes (increase) in prepaid expenses, accounts payable, and accrued liabilities.

Our financing activities generated $411,000, a $127,000 increase from the comparable prior period. The increase in cash provided by financing activities was due to proceeds of $363,000 the issuance of convertible debentures, offset by a decrease of $236,000 from the sale of common stock and the exercise of common stock warrants as compared to the prior period.

Although we raised a limited amount of capital during 2014 and the first quarter of 2015, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research program.

We estimate that we will require approximately $3,000,000 in cash over the next 12 months in order to fund our normal operations and research and development activities.  Based on this cash requirement, we have a near term need for substantial additional funding.  While we have been able to raise capital in limited amounts, historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise capital from outside sources. If we are unable to raise the required funding, we will have to continue to curtail our research and development and other activities, in which case, there could be a material adverse effect on our business.

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

Seasonality

Based on our business model implemented at the beginning of 2012, anticipated income streams are to be generated from the following:

• For ZIVO:

a) royalties and advances for licensed natural bioactive ingredients, isolated natural compounds and synthetic variants thereof, and

b) bulk sales of such ingredients.  We do not anticipate that these will be affected by seasonality;

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2015, the Company issued 970,000 shares of common stock for $48,500.

We believe that the foregoing transactions were exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”) or Section 4(2) under the Act, based on the following facts: there was no general solicitation, there was a limited number of investors, each of whom was an “accredited investor” (within the meaning of Regulation D under the “1933 Act”, as amended) and was (either alone or with his/her purchaser representative) sophisticated about business and financial matters, each such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission, and all shares issued were subject to restrictions on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the 1933 Act.

Item 5.  Other Information

From April 1, 2015 to May 6, 2015, we received $455,000 from HEP Investments and $15,000 from Chris Maggiore, a significant shareholder.

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

Date: May 13, 2015

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