Form 10-Q
period 2015-06-30
Zivo Bioscience, Inc.
filed 2015-08-13
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 130,878,159 shares of common stock, $0.001 par value, outstanding at August 12, 2015.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$15,987	$1,383
Prepaid Expenses	47,007	31,724
Total Current Assets	62,994	33,107
PROPERTY AND EQUIPMENT, NET	56,250	68,750
TOTAL ASSETS	$119,244	$101,857

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,186,928	$1,225,589
Loan Payable – Related Parties	293,905	141,014
Convertible Debenture Payable, less discount of $189,578 and $746,314 at June 30, 2015 and December 31, 2014	4,070,422	3,628,386
Accrued Liabilities	1,641,334	1,238,994
Total Current Liabilities	7,192,589	6,233,983
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $1,556,226 and $1,047,958 at June 30, 2015 and December 31, 2014	880,974	237,042
Total Long term Liabilities	880,974	237,042

TOTAL LIABILITIES	8,073,563	6,471,025
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 300,000,000 shares authorized 130,878,159 and 128,773,859 issued and outstanding at June 30, 2015 and December 31, 2014	130,878	128,774
Additional Paid-In Capital	37,136,946	35,427,339
Accumulated deficit	(45,222,143)	(41,925,281)
Total Stockholders' Deficit	(7,954,319)	(6,369,168)
	$119,244	$101,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months ended	Months ended	Months ended	Months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUES:	$ -	$ -	$ -	$ -

COSTS AND EXPENSES:
General and Administrative	191,278	262,148	383,846	532,748
Professional fees and Consulting expense	504,007	132,772	664,808	249,909
Research and Development	346,500	405,790	555,573	796,811

Total Costs and Expenses	1,041,785	800,710	1,604,227	1,579,468

LOSS FROM OPERATIONS	(1,041,785)	(800,710)	(1,604,227)	(1,579,468)

OTHER INCOME (EXPENSE):
Other Income	34,963	93,683	34,963	93,683
Other Expense	-	(118,467)	-	(118,467)
Fair Value Adjustment of Derivative Liability
	-	592,410	-	5,957,121
Amortization of Debt Discount	(446,069)	(338,621)	(964,969)	(817,624)
Finance Costs	(387,980)	-	(441,755)	(4,835)
Interest expense	(168,807)	(95,841)	(320,874)	(235,628)
Total Other Income (Expense)	(967,893)	133,164	(1,692,635)	4,874,250

NET INCOME (LOSS)	$(2,009,678)	$(667,546)	$(3,296,862)	$3,294,782

BASIC INCOME (LOSS) PER SHARE
	$(0.02)	$(0.01)	$(0.03)	$0.03
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	130,440,688	124,703,110	130,002,515	122,330,583
FULLY DILUTED INCOME (LOSS) PER SHARE	$(0.02)	$(0.01)	$(0.03)	$0.02
WEIGHTED AVERAGE FULLY DILUTED SHARES OUTSTANDING	130,440,688	124,703,110	130,002,515	170,226,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014

Cash Flows for Operating Activities:
Net Income (Loss)	$(3,296,862)	$3,294,782
Adjustments to reconcile net income (loss) to net cash used by operating activities:

Stock and warrants issued for services rendered – related party	7,380	13,984
Stock and warrants issued for services rendered	315,305	-
Warrants issued for Directors' Fees	9,912	29,683
Finance costs paid in stock and warrants – related party	384,111	-
Amortization of deferred finance costs	-	4,835
Amortization of bond discount	964,969	817,624
Depreciation expense	12,500	12,500
Fair value adjustment of Derivative Liability	-	(5,957,121)
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	(15,283)	34,603
Decrease in miscellaneous receivable	-	118,468
Decrease in security deposits	-	845
Increase (decrease) in accounts payable	(38,661)	199,165
Increase in accrued liabilities	402,342	207,529
Net Cash (Used) by Operating Activities	(1,254,287)	(1,223,103)

Cash Flows from Investing Activities:
Capital expenditures	-	-
Net Cash Used by Investing Activities	-	-

Cash Flow from Financing Activities:
Repayment of Loan Payable, related party	(6,344)	-
Proceeds of Loan Payable, related party	159,235	25,510
Proceeds from issuance of 11% convertible debentures	1,067,500	-
Proceeds from sale of common stock and exercise of warrants	48,500	735,500
Net Cash Provided by Financing Activities	1,268,891	761,010

Increase (Decrease) in Cash	14,604	(462,093)
Cash at Beginning of Period	1,383	493,104
Cash at End of Period	$15,987	$31,011

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (cont’d)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2015:

During the quarter ended March 31, 2015, the Company recorded $211,501 in discounts on 11% convertible debentures.

During the quarter ended June 30, 2015, the Company recorded $705,000 in discounts on 11% convertible debentures.

During the quarter ended June 30, 2015, the holder of 11% Convertible Debentures, converted $30,000 into 250,000 shares of the Company's common stock.

Six Months Ended June 30, 2014:

During the quarter ended March 31, 2014, holders of 1% and 11% Convertible Debentures, converted $420,000 into 3,867,000 shares of the Company’s common stock. In addition, as part of an exercise of common stock warrants, a convertible debenture holder applied $22,000 of accrued interest to the purchase price of 300,000 shares of the Company’s common stock.

During the quarter ended June 30, 2014, holders of 1% Convertible Debentures, converted $70,600 into 1,088,000 shares of the Company’s common stock.

During the quarter ended June 30, 2014, the Company issued 416,667 shares of the Company’s common stock as part of stock purchase consummated in December 2013.

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

The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015, or any other period.

The Company had a loss from operations of $1,604,227 and $1,579,468 for the six months ended June 30, 2015 and 2014, respectively.  In addition, the Company had a working capital deficiency of $7,129,595 and a stockholders’ deficit of $7,954,319 at June 30, 2015.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first six months of 2015, the Company raised $48,500 in net proceeds from the sale of common stock, $1,067,500 from the issuance of Convertible Debt and $152,891 from net loans payable to related parties.  There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At June 30, 2015, the Company did not have any cash equivalents.

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

The Company’s financial instruments include cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses and loans payable - related parties.  All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash, prepaid expenses, accounts payable, accrued expenses, loans payable - related parties and the current portion of convertible debt all approximate fair value because of the short maturity of these instruments.  The recorded value of long-term convertible debt approximate’s fair value as the terms and rates approximate market rates.

The Company considers derivative liabilities to be a Level 3 fair value measurement.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to $0 and $4,835 for the six months ended June 30, 2015 and 2014, respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the six months ended June 30, 2015 and 2014, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred.  Research Expenses and Clinical Studies Expenses consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $556,000 and $797,000 for the six months ended June 30, 2015 and 2014, respectively.

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

During the six months ended June 30, 2015 and 2014, as a result of the vesting of warrants to directors and the issuances of warrants to certain employees, directors and consultants, the Company recorded stock based compensation expense of $302,599 and $43,667 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
	2015	2014
Expected volatility	128.36% to 155.43%	121.23% to 138.05%
Expected dividends	0%	0%
Expected term	3 – 5 years	3 - 5 years
Risk free rate	.51% to 1.75%	.41% to .47%

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of June 30, 2015, consisted of 60,515,395 common shares from convertible debentures and related accrued interest and 12,402,393 common shares from outstanding warrants. Potentially dilutive securities as of June 30, 2014, consisted of 35,958,735 common shares from convertible debentures and related accrued interest and 12,117,873 common shares from outstanding warrants.   For the six months ended June 30, 2015 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising Costs

Advertising costs are charged to operations when incurred. These expenses were $-0- and $-0- for the six months ended June 30, 2015 and 2014, respectively.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2015 and December 31, 2014 consists of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000

	100,000	100,000
Less accumulated depreciation and amortization	(43,750)	(31,250)

	$56,250	$68,750

Depreciation and amortization was $12,500 and $12,500 for the six months ended June 30, 2015 and 2014 respectively.

NOTE 4 – LOAN PAYABLE, RELATED PARTIES

As of December 31, 2014, Chris Maggiore, a director and a significant shareholder of the Company, advanced the Company $134,670 and Officers advanced the Company $6,344.

During the six months ended June 30, 2015, HEP Investments, LLC loaned the Company $1,205,000 (see Note 5 - Convertible Debt). Pursuant to the terms of our agreement with HEP Investments, $1,067,500 of these loans were converted to Convertible Secured Promissory Notes, leaving a remaining balance of $137,500 in Loans Payable – Related Parties as of June 30, 2015.

During the first six months of 2015, Christopher Maggiore a director and a significant shareholder of the Company, advanced the Company an additional $21,735 for a total of $156,405 as of June 30, 2015.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT

HEP Investments, LLC

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through April 28, 2015: (i) a Loan Agreement under which the Lender has agreed to advance up to $8,500,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $8,500,000 (“Note”) (of which $6,457,200 has been advanced as of June 30, 2015)  and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in each case order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.  The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan.  These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

Amounts as of June 30, 2015 advanced under the Note (i) are convertible into the Company’s restricted common stock according to the following schedule: (A) $1,152,200 at $.10 per share, (B) $2,630,000 at $.12 per share, (C) $1,285,000 at $.15 per share, (D) $640,000 at $.22 per share, and (E) $750,000 at $.30 per share, (ii) bear interest at the rate of 11% per annum and (iii) must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note, with the provision that the first installment under the Note of $500,000 due on December 1, 2013 was initially extended to June 1, 2014.  As of June 30, 2015, a total of $2,470,000 in $.12 convertible debt has become due.  In July 2014, the Lender agreed to rolling 30 day extensions of all due or past due installments until notice is given to the Company to the contrary.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”  The Lender has converted $30,000 of the debt through the date of this report.  The Note may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

During the first quarter of 2015, the Company sold to the Lender for aggregate consideration of $362,500, two 11% convertible notes (Notes), and warrants to purchase 362,500 shares of common stock, at an exercise price of $.10 (Warrants) for a term of five years.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of 2 years, subject to the Lender’s right to extend the term as noted above (rolling 30 day extensions of all due or past due installments until notice is given to the Company to the contrary), and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.

During the second quarter of 2015, the Company sold to the Lender for aggregate consideration of $705,000, three 11% convertible notes (Notes), and warrants to purchase 705,000 shares of common stock, at an exercise price of $.10 (Warrants) for a term of five years.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of 2 years, subject to the Lender’s right to extend the term as noted above (rolling 30 day extensions of all due or past due installments until notice is given to the Company to the contrary), and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.

The Company recorded a deferred debt discount in the amount of $916,501, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates,” to certain convertible instruments. In accordance with EITF 00-27, the Company valued the beneficial conversion feature and recorded the amount of $528,040 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $388,461 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt.   Amortization of discounts was $964,969 for the six months ended June 30, 2015.

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

In September 2014, the Lender of the 1% convertible debentures agreed to rolling 30 day extensions until notice is given to the Company to the contrary.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	June 30, 2015	December 31, 2014
	(Unaudited)
1% Convertible notes payable, due June 2015	$240,000	$240,000

11% Convertible note payable - HEP Investments, LLC, a related party, net of unamortized discount of $1,745,804 and $1,794,272, respectively, due at various dates ranging from September 2015 to June 2017	4,711,396	3,625,428
	4,951,396	3,865,428
Less: Current portion	4,070,422	3,628,386

Long term portion	$880,974	$237,042

Amortization of the debt discount on the remaining notes was $964,969 and $817,624 for the six months ended June 30, 2015 and 2014, respectively.

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

NOTE 7 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2014, at an exercise price of $.38 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $13,460 using the Black Scholes pricing model relying on the following assumptions: volatility 121.33%; annual rate of dividends 0%; discount rate 0.44%.  In addition, Mr. Rice is entitled to receive $10,000 for each annual term served.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Thomas K. Cox in June, 2014, at an exercise price of $.19 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $7,311 using the Black Scholes pricing model relying on the following assumptions: volatility 138.05%; annual rate of dividends 0%; discount rate 0.41%.  In addition, Mr. Cox is entitled to receive $10,000 for each annual term served.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT – (continued)

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to John B. Payne in July, 2014, at an exercise price of $.14 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $4,876 using the Black Scholes pricing model relying on the following assumptions: volatility 118.27%; annual rate of dividends 0%; discount rate 0. 51%.  In addition, Mr. Payne is entitled to receive $10,000 for each annual term served.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Nola E. Masterson in September, 2014, at an exercise price of $.12 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $4,074 using the Black Scholes pricing model relying on the following assumptions: volatility 113.93%; annual rate of dividends 0%; discount rate 0.59%.  In addition, Ms. Masterson is entitled to receive $10,000 for each annual term served.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2015, at an exercise price of $.09 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $3,664 using the Black Scholes pricing model relying on the following assumptions: volatility 128.38%; annual rate of dividends 0%; discount rate 0.68%.  In addition, Mr. Rice is entitled to receive $10,000 for each annual term served.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Thomas K. Cox in June, 2015, at an exercise price of $.15 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $6,185 using the Black Scholes pricing model relying on the following assumptions: volatility 155.43%; annual rate of dividends 0%; discount rate 1.09%.  In addition, Mr. Cox is entitled to receive $10,000 for each annual term served.

The Company recorded directors fees of $9,912 and $13,984 for the six months ended June 30, 2015 and 2014, respectively, representing the fees expensed and the value of the vested warrants described above.

Stock Based Compensation

During the six months ended June 30, 2015, the Company issued 500,000 shares of common stock to an investor relations consulting firm.  The shares were valued at $30,000.  The Company also issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $.08 with a term of 5 years pursuant to an agreement with a financial consultant.  The warrants were valued at $285,305 using the Black Scholes pricing model relying on the following assumptions: volatility 143.36% to 150.93%; annual rate of dividends 0%; discount rate 0.15% to 1.75%.

Stock Issuances

During the six months ended June 30, 2015, the Company received proceeds of $48,500 from the issuance of 970,000 shares of common stock.  The Company also issued 384,300 shares of common stock valued at $38,300 and warrants to purchase 1,067,500 shares of common stock at an exercise price of $.10 per share as financing cost related to the issuance of the 11% convertible debt.  The warrants were valued at $384,111 using the Black Scholes pricing model relying on the following assumptions: volatility 138.6% to 150.9%; annual rate of dividends 0%; discount rate 0.62% to 1.75%.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT – (continued)

Executive Compensation

As compensation for serving as Chief Financial Officer, the Company, quarterly, will issue warrants to Philip M. Rice to purchase 50,000 shares of common stock at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and complaint manner, at which time such warrants would vest.  On April 6, 2015 the Company issued warrants to purchase 50,000 shares of common stock at $.085.  The warrants were valued at $3,800 using the Black Scholes pricing model relying on the following assumptions: volatility 143.17%; annual rate of dividends 0%; discount rate 1.31%.  On May 13, 2015, the Company issued warrants to purchase 50,000 shares of common stock at $.08.  The warrants were valued at $3,582 using the Black Scholes pricing model relying on the following assumptions: volatility 143.464%; annual rate of dividends 0%; discount rate 1.57%.

A summary of the status of the Company’s warrants is presented below.

	June 30, 2015		December 31, 2014
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	9,053,005	$ 0.16	16,900,539	$ 0.17
Issued	4,392,500	0.09	3,149,700	0.16
Exercised	-	-	(2,040,000)	0.13
Cancelled	-	-	(110,137)	0.31
Expired	(1,043,112)	0.13	(8,847,097)	0.17
Outstanding, end of period	12,402,393	$ 0.14	9,053,005	$ 0.16

Warrants outstanding and exercisable by price range as of June 30, 2015 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted
		Remaining			Average
Range of Exercise Price	Number	Contractual Life in Years	Exercise Price	Number	Exercise Price

$0.08	3,125,000	4.90	$0.08	3,125,000	$0.08
0.09	200,000	4.36	0.09	200,000	0.09
0.10	1,152,200	4.75	0.10	1,152,200	0.10
0.12	2,686,327	1.13	0.12	2,673,827	$.12
0.125	400,000.31		0.125	400,000	0.125
0.14	50,000	4.13	0.14	50,000	0.14
0.15	2,515,000	2.78	0.15	2,452,500	0.15
0.17	50,000	3.75	0.17	50,000	0.17
0.19	100,000	2.62	0.19	100,000	0.19
0.20	250,000	1.84	0.20	250,000	0.20
0.22	477,004	1.34	0.22	477,004	0.22
0.25	707,000	3.02	0.25	707,000	0.25
0.30	250,000	3.41	0.30	250,000	0.30
0.33	250,000	3.01	0.33	250,000	0.33
0.36	39,863	1.34	0.36	39,863	0.36
0.38	100,000	1.29	0.38	100,000	0.38
0.40	50,000	1.44	0.40	50,000	0.40
	12,402,393	1.92		12,327,393	$0.16

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl is compensated as follows:  he receives an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  As of June 30, 2015, none of the milestones referred to had been achieved and there has been no notice of contract termination.

NOTE 9 - OTHER INCOME (EXPENSE)

On July 15, 2014, the Company settled a dispute with one of its vendors.  The settlement agreement calls for the Company to make 10 payments of $6,250.  If the payments are not made timely, a total liability of $97,463 out of the gross amount recorded on the Company’s books of $191,146 will be due.  As a result of this settlement, the difference of $93,683 is recognized as other income for the period ending September 30, 2014.  For the six months ended June 30, 2015, the Company met its obligation for timely payments and recognized $34,963 as other income (the difference between the $97,463 remaining liability and the agreed upon payments of $62,500).

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

NOTE 10 - SUBSEQUENT EVENTS

Board of Directors

July 19, 2015 the Board of Directors reappointed John B. Payne as a director for a 1 year term.  Mr. Payne received warrants to purchase 50,000 shares of common stock at an exercise price of $.09 per share for a term of three years, vested at 12,500 per quarter.  The terms of the appointment also includes an annual cash payment of $10,000.

11% Convertible Debt - HEP Investments, LLC

During the period from July 1, 2015 to August 6, 2015, HEP Investments LLC funded an additional loan of $235,000.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2015 and 2014.

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

Net Sales.

We had no sales during the three months ended June 30, 2015 and 2014.  We implemented a new business model starting in 2012, and expect to derive future income from the licensing and sale of natural bioactive ingredients derived from algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.  Because we are engaged in a collaboration agreement with Zoetis to determine the market validity of our candidate products in addressing bovine mastitis, we expect that at the conclusion of our joint study period, the two parties will engage in discussions regarding options and licenses, whereupon revenues can be expected. We do not believe that these revenues will likely materialize in the last two quarters of 2015, as the option/collaboration agreement allows for up to six months for negotiations, which could carry over into 2016.

Further, our current canine joint health studies may culminate in another option/collaboration agreement with a larger animal health company, or we may elect to pursue a direct supply contract with an established canine dietary supplement maker/marketer. Should any revenue materialize in 2015 for this specific product category, it would consist of an option payment, license fee or marketing consideration.

With respect to our WellMetris, LLC subsidiary, potential revenue may be expected in the first half of 2016 should capital funding be secured to activate the manufacturing of analyzers and test cartridges to build inventory, as well as product launch expenses.

Cost of Sales.

We had no cost of sales during the three months ended June 30, 2015 and 2014.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the three months ended June 30, 2015 and 2014.

General and Administrative Expenses.

General and administrative expenses were $191,278 for the three months ended June 30, 2015, as compared to $262,145 for the comparable prior period.  The decrease in general and administrative expense during 2015 is primarily due to a reduction in personnel expenses and travel.

Professional and Consulting Expenses.

Professional and consulting expenses were $504,007 for the three months ended June 30, 2015, as compared to $132,777 for the comparable prior period.  The increase in professional and consulting expense during 2015 is mainly due to the issuance of warrants to purchase 3,125,000 shares of common stock pursuant to an agreement with a financial consultant.  The warrants were valued at $285,305.  In addition, approximately $85,000 of the increase is due to the engagement of an investor relations firm and use of additional financial consultants.

Research and Development Expenses.

For the three months ended June 30, 2015, we incurred $346,500 in research and development expenses, as compared to $405,790 for the comparable period in 2014.  These expenses are mainly comprised of costs associated with external research.  To the extent that we are able to raise sufficient funding, our research and development costs (for Zivo) will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. For WellMetris, the Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy cholesterol balance.

Results of Operations for the six months ended June 30, 2015 and 2014.

Net Sales.

We had no sales during the six months ended June 30, 2015 and 2014.  We implemented a new business model starting in 2012, and expect to derive future income from the licensing and sale of natural bioactive ingredients derived from algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.  Because we are engaged in a collaboration agreement with Zoetis to determine the market validity of our candidate products in addressing bovine mastitis, we expect that at the conclusion of our joint study period, the two parties will engage in discussions regarding options and licenses, whereupon revenues can be expected. We do not believe that these revenues will likely materialize in the last two quarters of 2015, as the option/collaboration agreement allows for up to six months for negotiations, which could carry over into 2016.

Further, our current canine joint health studies may culminate in another option/collaboration agreement with a larger animal health company, or we may elect to pursue a direct supply contract with an established canine dietary supplement maker/marketer. Should any revenue materialize in 2015 for this specific product category, it would consist of an option payment, license fee or marketing consideration.

With respect to our WellMetris, LLC subsidiary, potential revenue may be expected in the first half of 2016 should capital funding be secured to activate the manufacturing of analyzers and test cartridges to build inventory, as well as product launch expenses.

Cost of Sales.

We had no cost of sales during the six months ended June 30, 2015 and 2014.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the six months ended June 30, 2015 and 2014.

General and Administrative Expenses.

General and administrative expenses were $383,846 for the six months ended June 30, 2015, as compared to $532,748 for the comparable prior period.  The decrease in general and administrative expense during 2015 is primarily due to a reduction in personnel expenses and travel.

Professional and Consulting Expenses.

Professional and consulting expenses were $664,808 for the six months ended June 30, 2015, as compared to $249,909 for the comparable prior period.  The increase in professional and consulting expense during 2015 is mainly due to the issuance of warrants to purchase 3,125,000 shares of common stock pursuant to an agreement with a financial consultant.  The warrants were valued at $285,305.  In addition, approximately $85,000 of the increase is due to the engagement of an investor relations firm and use of additional financial consultants.

Research and Development Expenses.

For the six months ended June 30, 2015, we incurred $555,573 in research and development expenses, as compared to $796,811 for the comparable period in 2014.  Of these expenses, $379,602 and $598,874 for the six months ended June 30, 2015 and 2014, respectively, are costs associated with external research relating to Zivo. Our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response.  The reduction of $219,000 from the prior period is due to the lack of available funding.

With respect to our WellMetris, LLC subsidiary, we incurred $175,971 and $197,937 in research and development expenses for the first six months ended June 30, 2015 and 2014, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval.  The reduction of $21,000 from the prior period is due the lack of available funding.

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

As of August 8, 2015, we had a cash balance of approximately $10,000.  We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the period ended June 30, 2015, we incurred negative cash flows from operations of $1,254,287.  As of June 30, 2015, we had a working capital deficiency of $7,129,595 and a stockholders’ deficiency of $7,954,319. Although we recently raised a limited amount of capital, we have had difficulty raising capital and we have a near term need for significant additional capital.

During the six months ended June 30, 2014, our operating activities used $1,254,287 in cash, an increase of $33,183 from the comparable prior period.  The approximate $33,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $6,592,000 decrease in net income, offset by $6,773,000 in non-cash expenses, $169,000 of changes (decrease) in prepaid expenses, miscellaneous receivables, security deposits and $34,000 of changes (increase) in accounts payable and accrued liabilities.

Our financing activities generated approximately $1,269,000, an approximate $508,000 increase from the comparable prior period. The increase in cash provided by financing activities was due to an approximately $1,068,000 increase of proceeds from issuance of convertible debentures, an increase of approximately $127,000 of proceeds of loans from related parties, offset by a decrease in proceeds of $651,000 from the sale of common stock and the exercise of common stock warrants.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Although we raised a limited amount of capital during 2014 and the six months of 2015, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research program.

We estimate that we will require approximately $3,000,000 in cash over the next 12 months in order to fund our normal operations and research and development activities.  Based on this cash requirement, we have a near term need for substantial additional funding.  Historically, we have had great difficulty raising funds from external sources; however, we recently were able to raise limited capital from outside sources. If we are unable to raise the required funding, we will have to curtail our research and development and other activities, in which case, there could be a material adverse effect on our business.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2015, the Company issued 2,104,300 shares of common stock for $146,930.

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

Date: August 13, 2015

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