Form 10-Q
period 2015-09-30
Zivo Bioscience, Inc.
filed 2015-11-13
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 132,049,700 shares of common stock, $0.001 par value, outstanding at November 13, 2015.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$19,914	$1,383
Prepaid Expenses	31,882	31,724
Total Current Assets	51,796	33,107
PROPERTY AND EQUIPMENT, NET	50,000	68,750
TOTAL ASSETS	$101,796	$101,857

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,218,689	$1,225,589
Loan Payable – Related Parties	353,905	141,014
Convertible Debenture Payable, less discount of $585,456 and $746,314 at September 30, 2015 and December 31, 2014, respectively	4,929,544	3,628,386
Accrued Liabilities	1,830,641	1,238,994
Total Current Liabilities	8,332,779	6,233,983
LONG TERM LIABILITIES: Convertible Debenture Payable, less discount of $1,210,343 and $1,047,958 at September 30, 2015 and December 31, 2014, respectively	441,857	237,042
Total Long term Liabilities	441,857	237,042

TOTAL LIABILITIES	8,774,636	6,471,025
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 300,000,000 shares authorized, 131,869,698 and 128,773,859 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	131,870	128,774
Additional Paid-In Capital	37,892,032	35,427,339
Accumulated deficit	(46,696,742)	(41,925,281)
Total Stockholders' Deficit	(8,672,840)	(6,369,168)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$101,796	$101,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three		For the nine	For the nine
	Months ended	Months ended		Months ended	Months ended
	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014

REVENUES:	$-	$-		$-	$-

COSTS AND EXPENSES:
General and Administrative	225,047	216,761		608,893	726,821
Professional fees and Consulting expense	343,320	370,865		1,008,128	643,462
Research and Development	219,938	508,816		775,511	1,305,627

Total Costs and Expenses	788,305	1,096,442		2,392,532	2,675,910

LOSS FROM OPERATIONS	(788,305)	(1,096,442)		(2,392,532)	(2,675,910)

OTHER INCOME (EXPENSE):
Other Income	-	-		34,963	93,683
Other Expense	-	-		-	(118,467)
Fair Value Adjustment of Derivative Liability	-	(1,475,643)		-	4,481,478
Amortization of Debt Discount	(450,006)	(467,671)		(1,414,975)	(1,285,295)
Amortization of Deferred Finance Costs	-		-	-	(4,835)
Finance Costs	(48,601)	(152,496)		(490,356)	(152,496)
Interest expense	(187,687)	(147,977)		(508,561)	(383,604)
Total Other Income (Expense)	(686,294)	(2,243,787)		(2,378,929)	2,630,464

NET LOSS	$(1,474,599)	$(3,340,229)		$(4,771,461)	$(45,446)

BASIC AND DILUTED LOSS PER SHARE
	$(0.01)	$(0.03)		$(0.04)	$(0.00)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	131,497,317	127,932,726		130,506,258	124,216,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2015	September 30, 2014

Cash Flows for Operating Activities:
Net Loss	$(4,771,461)	$(45,446)
Adjustments to reconcile net loss to net cash used by operating activities:

Warrants issued for services rendered – related party	12,400	18,813
Stock and warrants issued for services rendered	397,999	65,000
Warrants issued for Directors' Fees	126,679	42,170
Finance costs paid in stock and warrants – related party	405,711	150,606
Amortization of deferred finance costs	-	4,835
Amortization of bond discount	1,414,975	1,285,295
Depreciation expense	18,750	18,750
Fair value adjustment of Derivative Liability	-	(4,481,479)
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	(160)	47,041
Decrease in miscellaneous receivable	-	118,467
Decrease in security deposits	-	845
Increase (decrease) in accounts payable	(6,900)	1,701
Increase in accrued liabilities	591,647	335,242
Net Cash (Used) by Operating Activities	(1,810,360)	(2,438,160)

Cash Flows from Investing Activities:	-	-

Cash Flow from Financing Activities:
Repayment of Loan Payable, related party	(6,344)	-
Proceeds of Loan Payable, related party	219,235	28,010
Finance costs paid on issuance of 11% convertible debentures	-	(1,890)
Proceeds from issuance of 11% convertible debentures	1,567,500	1,285,000
Proceeds from sale of common stock and exercise of warrants	48,500	735,500
Net Cash Provided by Financing Activities	1,828,891	2,046,620

Increase (Decrease) in Cash	18,531	(391,540)
Cash at Beginning of Period	1,383	493,104
Cash at End of Period	$19,914	$101,564

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (cont’d)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2015:

During the quarter ended March 31, 2015, the Company recorded $211,501 in discounts on 11% convertible debentures.

During the quarter ended June 30, 2015, the Company recorded $705,000 in discounts on 11% convertible debentures.

During the quarter ended June 30, 2015, the holder of 11% Convertible Debentures, converted $30,000 into 250,000 shares of the Company's common stock.

During the quarter ended September 30, 2015, the Company recorded $500,000 in discounts on 11% convertible debentures.

During the quarter ended September 30, 2015, the holder of 11% Convertible Debentures, converted $30,000 into 250,000 shares of the Company's common stock.

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

The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015, or any other period.

The Company had a loss from operations of $2,392,532 and $2,675,910 for the nine months ended September 30, 2015 and 2014, respectively.  In addition, the Company had a working capital deficiency of $8,280,983 and a stockholders’ deficit of $8,672,840 at September 30, 2015.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first nine months of 2015, the Company raised $48,500 in net proceeds from the sale of common stock, $1,567,500 from the issuance of Convertible Debt and $212,891 from net loans payable to related parties.  There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At September 30, 2015, the Company did not have any cash equivalents.

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

The carrying amounts of cash, prepaid expenses, accounts payable, accrued expenses, loans payable - related parties and the current portion of convertible debt all approximate fair value because of the short maturity of these instruments.  The recorded value of long-term convertible debt approximates fair value as the terms and rates approximate market rates.

The Company considers derivative liabilities to be a Level 3 fair value measurement.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to $0 and $4,835 for the nine months ended September 30, 2015 and 2014, respectively.

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

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the nine months ended September 30, 2015 and 2014, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred.  Research Expenses and Clinical Studies Expenses consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $776,000 and $1,306,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

During the nine months ended September 30, 2015 and 2014, as a result of the vesting of warrants to directors and the issuances of warrants to certain employees, directors and consultants, the Company recorded stock based compensation expense of $460,924 and $125,983 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2015	2014
Expected volatility	128.36% to 155.43%	113.93% to 138.05%
Expected dividends	0%	0%
Expected term	3 – 5 years	3 - 5 years
Risk free rate	.51% to 1.75%	.41% to .59%

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

Loss Per Share

Basic income (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of September 30, 2015, consisted of 66,652,108 common shares from convertible debentures and related accrued interest and 14,456,371 common shares from outstanding warrants. Potentially dilutive securities as of September 30, 2014, consisted of 65,539,827 common shares from convertible debentures and related accrued interest and 11,674,402 common shares from outstanding warrants.   For the nine months ended September 30, 2015 and 2014, diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising Costs

Advertising costs are charged to operations when incurred. These expenses were $-0- and $-0- for the nine months ended September 30, 2015 and 2014, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 at times during the year.

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2015 and December 31, 2014 consists of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000

	100,000	100,000
Less accumulated depreciation and amortization	(50,000)	(31,250)

	$50,000	$68,750

Depreciation and amortization was $18,750 and $18,750 for the nine months ended September 30, 2015 and 2014 respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOAN PAYABLE, RELATED PARTIES

As of December 31, 2014, Mr. Maggiore, a director and a significant shareholder of the Company, advanced the Company $134,670 and Officers advanced the Company $6,344.

During the first nine months of 2015, all of the advances from the Officers were repaid and Mr. Maggiore advanced the Company an additional $21,735 for a total outstanding balance of $156,405 as of September 30, 2015.

In addition, during the nine months ended September 30, 2015, HEP Investments, LLC loaned the Company $1,765,000 (see Note 5 - Convertible Debt). Pursuant to the terms of our agreement with HEP Investments, $1,567,500 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $197,500 in Loans Payable – Related Parties as of September 30, 2015.

NOTE 5 – CONVERTIBLE DEBT

HEP Investments, LLC

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through April 28, 2015: (i) a Loan Agreement under which the Lender has agreed to advance up to $8,500,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $8,500,000 (“Note”) (of which $6,927,200 has been advanced as of September 30, 2015)  and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in each case order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.  The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan.  These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

During the first quarter of 2015, the Company issued to the Lender for aggregate consideration of $362,500, two 11% convertible notes, and warrants to purchase 362,500 shares of common stock at an exercise price of $.10 for a term of five years.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of two years, subject to the Lender’s right to extend the term (rolling 30 day extensions of all due or past due installments until notice is given to the Company to the contrary), and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.

During the second quarter of 2015, the Company issued to the Lender for aggregate consideration of $705,000, three 11% convertible notes, and warrants to purchase 705,000 shares of common stock at an exercise price of $.10 for a term of five years.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of two years, subject to the Lender’s right to extend the term (rolling 30 day extensions of all due or past due installments until notice is given to the Company to the contrary), and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.

During the third quarter of 2015, the Company issued to the Lender for aggregate consideration of $500,000, two 11% convertible notes, and warrants to purchase 500,000 shares of common stock at an exercise price of $.10 for a term of five years.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of two years, subject to the Lender’s right to extend the term (rolling 30 day extensions of all due or past due installments until notice is given to the Company to the contrary), and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – (continued)

During the nine months ended September 30, 2015, the Company recorded a deferred debt discount, related to the $1,567,500 of Notes described previously, in the amount of $1,416,501, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates,” to certain convertible instruments. In accordance with EITF 00-27, the Company valued the beneficial conversion feature and recorded the amount of $1,319,649 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $96,852 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt.   Amortization of discounts was $1,414,975 for the nine months ended September 30, 2015.

As of September 30, 2015, amounts advanced under the Note are convertible into the Company’s restricted common stock according to the following schedule: (A) $1,652,200 at $.10 per share, (B) $2,600,000 at $.12 per share, (C) $1,285,000 at $.15 per share, (D) $640,000 at $.22 per share, and (E) $750,000 at $.30 per share, (ii) bear interest at the rate of 11% per annum and (iii) must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note, with the provision that the first installment under the Note of $500,000 due on December 1, 2013 was initially extended to June 1, 2014.  In July 2014, the Lender agreed to rolling 30 day extensions of all due or past due installments until notice is given to the Company to the contrary.  As of September 30, 2015, a total of $2,470,000 in $.12 convertible debt has become due.   The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”  The Lender has converted $60,000 of the debt (convertible at $.12 per share) through the date of this report.  Any Note, that has not yet matured, may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

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

Convertible debt consists of the following:
	September 30, 2015	December 31, 2014
	(Unaudited)
1% Convertible notes payable, due October 2015	$240,000	$240,000

11% Convertible note payable - HEP Investments, LLC, a related party, net of unamortized discount of $1,795,799 and $1,794,272, respectively, due at various dates ranging from October 2015 to September 2017	5,131,401	3,625,428
	5,371,401	3,865,428
Less: Current portion	4,929,544	3,628,386

Long term portion	$441,857	$237,042

Amortization of the debt discount on the remaining notes was $1,414,975 and $1,285,295 for the nine months ended September 30, 2015 and 2014, respectively.

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

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to John B. Payne in July, 2015, at an exercise price of $.09 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $4,876 using the Black Scholes pricing model relying on the following assumptions: volatility 155.43%; annual rate of dividends 0%; discount rate 0. 109%.  In addition, Mr. Payne is entitled to receive $10,000 for each annual term served.

On September 10, 2015, the board of directors amended its policy for the compensation of its directors.  The Board granted to each of its directors (Thomas K. Cox, Christopher D. Maggiore, Nola E. Masterson, B. Payne and Philip M. Rice) warrants to purchase 250,000 shares of common stock at an exercise price of $.10 per share.  The warrants have a term of five years and vest immediately.  The warrants were valued at $114,188 using the Black Scholes pricing model relying on the following assumptions: volatility 152.53%; annual rate of dividends 0%; discount rate 0. 075%.  The unvested portion of the previously granted warrants were cancelled.

The Company recorded director’s fees of $156,679 and $66,250 for the nine months ended September 30, 2015 and 2014, respectively, representing the value of all vested warrants described above.

Stock Based Compensation

During the nine months ended September 30, 2015, the Company issued 961,538 shares of common stock valued at $76,154, to investor relations consulting firms.    The Company also issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $.08 with a term of five years pursuant to an agreement with a financial consultant.  The warrants were valued at $285,305 using the Black Scholes pricing model relying on the following assumptions: volatility 143.36% to 150.93%; annual rate of dividends 0%; discount rate 0.15% to 1.75%.  The Company also issued warrants to purchase 400,000 shares of common stock at an exercise price of $.10 with a term of five years to four of its consultants (100,000 warrants per consultant) working in research and development.  The warrants have a term of five years and are fully vested.  The warrants were valued at $36,540 using the Black Scholes pricing model relying on the following assumptions: volatility 152.53%; annual rate of dividends 0%; discount rate 0. 075%.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT – (continued)

Stock Issuances

During the nine months ended September 30, 2015, the Company received proceeds of $48,500 from the issuance of 970,000 shares of common stock.  The Company also issued 564,300 shares of common stock valued at $56,430 and warrants to purchase 1,567,500 shares of common stock at an exercise price of $.10 per share as financing cost related to the issuance of the 11% convertible debt.  The warrants were valued at $127,043 using the Black Scholes pricing model relying on the following assumptions: volatility 138.6% to 152.3%; annual rate of dividends 0%; discount rate 0.62% to 1.75%.

Executive Compensation

As compensation for serving as Chief Financial Officer, the Company, quarterly, will issue warrants to Philip M. Rice to purchase 50,000 shares of common stock at the prevailing market price with a term of five years, provided that the preceding quarterly and annual filings were submitted in a timely and complaint manner, at which time such warrants would vest.  On April 6, 2015 the Company issued warrants to purchase 50,000 shares of common stock at $.085.  The warrants were valued at $3,800 using the Black Scholes pricing model relying on the following assumptions: volatility 143.17%; annual rate of dividends 0%; discount rate 1.31%.  On May 13, 2015, the Company issued warrants to purchase 50,000 shares of common stock at $.08.  The warrants were valued at $3,582 using the Black Scholes pricing model relying on the following assumptions: volatility 143.464%; annual rate of dividends 0%; discount rate 1.57%.  On August 13, 2015, the Company issued warrants to purchase 50,000 shares of common stock at $.11.  The warrants were valued at $5,019 using the Black Scholes pricing model relying on the following assumptions: volatility 152.05%; annual rate of dividends 0%; discount rate 0.72%.

A summary of the status of the Company’s warrants is presented below.

	September 30, 2015		December 31, 2014
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	9,053,005	$ 0.16	16,900,539	$ 0.17
Issued	6,642,500	0.09	3,149,700	0.16
Exercised	-	-	(2,040,000)	0.13
Cancelled	(96,575)	0.14	(110,137)	0.31
Expired	(1,142,559)	0.13	(8,847,097)	0.17
Outstanding, end of period	14,456,371	$ 0.13	9,053,005	$ 0.16

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT – (continued)

Warrants outstanding and exercisable by price range as of September 30, 2015 were as follows:

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$0.08	3,125,000	4.64	$0.08	3,125,000	$0.08
0.09	184,110	4.11	0.09	184,110	0.09
0.10	3,302,200	4.77	0.10	3,302,200	0.10
0.12	2,735,368	1.38	0.12	2,735,368	$.12
0.125	300,553.22		0.125	300,553	0.125
0.14	50,000	3.87	0.14	50,000	0.14
0.15	2,485,274	2.55	0.15	2,485,274	0.15
0.17	50,000	3.50	0.17	50,000	0.17
0.19	100,000	2.37	0.19	100,000	0.19
0.20	250,000	1.58	0.20	250,000	0.20
0.22	477,004	1.09	0.22	477,004	0.22
0.25	707,000	2.77	0.25	707,000	0.25
0.30	250,000	3.16	0.30	250,000	0.30
0.33	250,000	2.75	0.33	250,000	0.33
0.36	39,863	1.09	0.36	39,863	0.36
0.38	100,000	1.03	0.38	100,000	0.38
0.40	50,000	1.19	0.40	50,000	0.40
	14,456,371	1.94		14,456,371	$0.13

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl is compensated as follows:  he receives an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  As of September 30, 2015, none of the milestones referred to had been achieved and there has been no notice of contract termination.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OTHER INCOME (EXPENSE)

On July 15, 2014, the Company settled a dispute with one of its vendors.  The settlement agreement calls for the Company to make 10 payments of $6,250.  If the payments are not made timely, a total liability of $97,463 out of the gross amount recorded on the Company’s books of $191,146 will be due.  As a result of this settlement, the difference of $93,683 is recognized as other income for the period ending September 30, 2014.  For the nine months ended September 30, 2015, the Company met its obligation for timely payments and recognized $34,963 as other income (the difference between the $97,463 remaining liability and the agreed upon payments of $62,500).

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

NOTE 10 - SUBSEQUENT EVENTS

11% Convertible Debt - HEP Investments, LLC

During the period from October 1, 2015 to November 6, 2015, HEP Investments LLC funded an additional loan of $325,000.  Due to this additional funding, the Company issued to the Lender for aggregate consideration of $500,000, two 11% convertible notes, and warrants to purchase 500,000 shares of common stock, at an exercise price of $.10 for a term of five years.  The Company also issued 180,000 shares of common stock as financing cost related to the issuance of the 11% convertible debt.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of two years, subject to the Lender’s right to extend the term as noted in Note 5 – Convertible Debt, and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.  The Company recorded a deferred debt discount, related to the $500,000 of Notes, in the amount of $500,000, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates,” to certain convertible instruments. In accordance with EITF 00-27, the Company valued the beneficial conversion feature and recorded the amount of $466,312 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $33,688 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended September 30, 2015 and 2014.

Overview:

For Zivo Bioscience, Inc. (Zivo), we have put in place a business model in which we would derive future income from licensing and selling natural bioactive ingredients that may be derived from or are initially based on the algae cultures. We expect that these planned new products will likely be sold to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will likely be made by contracted ingredient manufacturers and then sold by us to animal food, dietary supplement and medical food processors and/or name-brand marketers. Further, we expect to license our bioactive molecules as lead compounds or templates for synthetic variants intended for therapeutic applications.

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

Net Sales.

We had no sales during the three months ended September 30, 2015 and 2014.  We expect to derive future income from the licensing and sale of natural bioactive ingredients derived from algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.  Because we are engaged in a collaboration agreement with Zoetis to determine the market validity of our candidate products in addressing bovine mastitis, we expect that at the conclusion of our joint study period, the two parties will engage in discussions regarding options and licenses, whereupon revenues can be expected. We do not believe that these revenues will likely materialize in the last quarter of 2015, as the option/collaboration agreement allows for up to six months for negotiations, which would carry over into 2016.

Further, our current canine joint health studies may culminate in another option/collaboration agreement with a larger animal health company, or we may elect to pursue a direct supply contract with an established canine dietary supplement maker/marketer. Should any revenue materialize in 2016 for this specific product category, it would consist of an option payment, license fee or marketing consideration.

With respect to our WellMetris, LLC subsidiary, potential revenue may be expected in the first half of 2016 only if capital funding can be secured to activate the manufacturing of analyzers and test cartridges to build inventory, as well as product launch expenses. We had no agreements or understandings in place as to any such funding as of September 30, 2015.

Cost of Sales.

We had no cost of sales during the three months ended September 30, 2015 and 2014.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the three months ended September 30, 2015 and 2014.

General and Administrative Expenses.

General and administrative expenses were $225,047 for the three months ended September 30, 2015, as compared to $216,761 for the comparable prior period.  The increase of approximately $8,000 in general and administrative expense during 2015 is primarily due to travel expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $343,320 for the three months ended September 30, 2015, as compared to $370,865 for the comparable prior period.  The decrease of approximately $28,000 in professional and consulting expense during 2015 is mainly due to the reduction in legal fees and in the use of certain consultants of $222,000, offset by the issuance of warrants to the Board of Directors and research consultants (a non-cash expense of $144,000) and issuance of stock to an investor relations consulting firm (a non-cash expense of $45,000).

Research and Development Expenses.

For the three months ended September 30, 2015, we incurred $219,938 in research and development expenses ($115,986 related to Zivo and $103,953 related to WellMetris), as compared to $508,816 for the comparable period in 2014 ($429,185 related to Zivo and $79,631 related to WellMetris).  These expenses are mainly comprised of costs associated with external research.  The expenses were down from the prior period due to the lack of working capital.  To the extent that we are able to raise sufficient funding, our research and development costs (for Zivo) will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. For WellMetris, the Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy cholesterol balance.

Results of Operations for the nine months ended September 30, 2015 and 2014.

Net Sales.

We had no sales during the nine months ended September 30, 2015 and 2014.  We expect to derive future income from the licensing and sale of natural bioactive ingredients derived from algae cultures to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will be made by contracted ingredient manufacturers and then sold by us to food, dietary supplement and medical food processors and/or name-brand marketers.  Because we are engaged in a collaboration agreement with Zoetis to determine the market validity of our candidate products in addressing bovine mastitis, we expect that at the conclusion of our joint study period, the two parties will engage in discussions regarding options and licenses, whereupon revenues can be expected. We do not believe that these revenues will likely materialize in the last quarter of 2015, as the option/collaboration agreement allows for up to six months for negotiations, which would carry over into 2016.

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

With respect to our WellMetris, LLC subsidiary, potential revenue may be expected in the first half of 2016 only if capital funding can be secured to activate the manufacturing of analyzers and test cartridges to build inventory, as well as product launch expenses. We had no agreements or understandings in place as to any such funding as of September 30, 2015.

Cost of Sales.

We had no cost of sales during the nine months ended September 30, 2015 and 2014.

Selling and Marketing Expenses.

We had no selling and marketing expenses during the nine months ended September 30, 2015 and 2014.

General and Administrative Expenses.

General and administrative expenses were $608,893 for the nine months ended September 30, 2015, as compared to $726,821 for the comparable prior period. The decrease of approximately $118,000 in general and administrative expense during 2015 is primarily due to a reduction in personnel expenses and travel expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $1,008,128 for the nine months ended September 30, 2015, as compared to $643,462 for the comparable prior period.  The increase of approximately $365,000 in professional and consulting expense during 2015 is mainly due to the issuance of warrants to the following (all non-cash expenses) 1) Board of Directors ($108,000), 2) research consultants ($36,000), and 3) a financial consultant ($285,000).  We also issued stock to investor relations firms valued at $96,000 (a non-cash expense).  These are offset by a reduction in legal fees and the use of certain consultants.

Research and Development Expenses.

For the nine months ended September 30, 2015, we incurred $775,511 in research and development expenses, as compared to $1,305,627 for the comparable period in 2014.

 Of these expenses, $379,602 and $598,874 for the nine months ended September 30, 2015 and 2014, respectively, are costs associated with external research relating to Zivo. Our research and development costs will grow, to the extent that funding is available, as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response.  The reduction of approximately $219,000 from the prior period is due to the lack of available funding.

With respect to our WellMetris, LLC subsidiary, we incurred $175,971 and $197,937 in research and development expenses for the first nine months ended September 30, 2015 and 2014, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval.  The reduction of approximately $21,000 from the prior period is due the lack of available funding.

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

As of November 9, 2015, we had a cash balance of approximately $60,000.  We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the period ended September 30, 2015, we incurred negative cash flows from operations of $1,810,360.  As of September 30, 2015, we had a working capital deficiency of $8,280,983 and a stockholders’ deficiency of $8,672,840. Although we recently raised a limited amount of capital, we have had difficulty raising capital and we have a near term need for significant additional capital.

During the nine months ended September 30, 2015, our operating activities used $1,810,360 in cash, a decrease of $627,800 from the comparable prior period.  The approximate $33,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $4,7826,000 increase in net loss, offset by $5,273,000 in non-cash expenses, $167,000 of changes (decrease) in prepaid expenses, miscellaneous receivables, security deposits and $248,000 of changes (increase) in accounts payable and accrued liabilities.

Our financing activities generated approximately $1,829,000, an approximate $217,000 decrease from the comparable prior period. The decrease in cash provided by financing activities was due to an approximately $283,000 increase of proceeds from issuance of convertible debentures, an increase of approximately $187,000 of proceeds of loans from related parties, offset by a decrease in proceeds of $687,000 from the sale of common stock and the exercise of common stock warrants.

Although we raised a limited amount of capital during 2014 and the nine months of 2015, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research program.

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

Seasonality

Based on our new business model, anticipated income streams are to be generated from the following:

Zivo Bioscience, Inc.:

a) Royalties and advances for licensed natural bioactive ingredients, isolated natural compounds and synthetic variants thereof, and b) bulk sales of such ingredients. We do not anticipate that these will be affected by seasonality.

WellMetris, LLC:

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2015, the Company issued 2,104,300 shares of common stock for $146,930.

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

Date: November 13, 2015

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