Form 10-K
period 2015-12-31
Zivo Bioscience, Inc.
filed 2016-03-29
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2015

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

Yes      . No  X .

The aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2015 by non-affiliates of the issuer was $17,014,161 based on the closing price of the registrant’s common stock on such date.

As of March 29, 2016, there were 132,674,276 shares of $.001 par value common stock issued and outstanding.

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

•

our goal to begin to generate revenues and become profitable;

•

regulation of our product;

•

market acceptance of our product and derivatives thereof;

•

the results of current and future testing of our product;

•

the anticipated performance and benefits of our product; the ability to generate licensing fees; and

•

our financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as “may”, “ will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.  Business.

General

We were incorporated under the laws of the State of Nevada on March 28, 1983, under the name of “L. Peck Enterprises, Inc.” On May 27, 1999, we changed our name to “Western Glory Hole, Inc.”  From 1990 until October 2003, we had no business operations; we were in the development stage and were seeking profitable business opportunities.  On October 30, 2003, we acquired 100% of the outstanding shares of Health Enhancement Corporation (“HEC”) in exchange for 9,000,000 of our shares, making HEC our wholly-owned subsidiary. In connection with this transaction, we changed our name to Health Enhancement Products, Inc.  On October 14, 2014, at the annual meeting of the Shareholders of the Company, a proposal was passed to change the name of the Company from Health Enhancement Products, Inc. to Zivo Bioscience, Inc. (“ZIVO”). On October 30, 2014, the Financial Industry Regulatory Authority (“FINRA”) approved the name Zivo Bioscience, Inc. for trading purposes and the symbol change to ZIVO effective November 10, 2014.

We acquired HEC in 2003 because we believed its unique and complex algal culture produced natural bioactive compounds that promoted health benefits. A production facility based in Scottsdale, AZ produced and marketed a liquid dietary supplement with marginal success beginning in 2003 until sales were suspended in January of 2012.

Our new management team, in place since December 2011, determined the sole focus for the near term was to move forward with a research-based product development program.  From 2012 through 2015, we engaged fully in such activities, all as more fully explained herein.  We are implementing a business model in which we would derive future income from licensing and selling natural bioactive ingredients that may be derived from or are initially based on the algae cultures. We expect that these planned new products will likely be sold to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will likely be made by contracted ingredient manufacturers and then sold by us to animal food, dietary supplement and medical food processors and/or name-brand marketers. Further, we expect to license our bioactive molecules as lead compounds or templates for synthetic variants intended for therapeutic applications.

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

In August 2013, we acquired the assets, consisting primarily of intellectual property rights, of Wellness Indicators, Inc. (“Wellness”), a Michigan corporation based in Illinois.  Concurrently, we formed WellMetris, LLC (“WellMetris”) as a 100% owned entity of ZIVO.  We acquired four patent applications as part of the transaction, in addition to engineering drawings, prototypes, chemical formulae, validation data, laboratory equipment and IT equipment.  We assigned all of the intellectual property acquired to WellMetris with a stated value of $1,391,281. The mission of WellMetris is to develop, manufacture, market and sell Wellness Tests. The Wellness Tests are intended to provide individuals the information and opportunity to optimize their health and identify future health risks or to provide insurers, employers and healthcare providers timely information to intervene with wellness programs, fitness regimes or other preventative measures. During the period of time since we have owned WellMetris, we have filed / drafted an additional eight patent applications around the intellectual property acquired, as noted in the section “Patents and Proprietary Rights.” In the summer of 2014, we evaluated the circumstances related to the original four patent applications acquired and determined that that two of the existing patent applications could be improved and filed new patents applications to redefine and better protect our intellectual property than the original purchased patent applications.  We have abandoned one of the initial four patent applications purchased, released two of the four applications purchased and substituted them with two new patent applications, and retained ownership of one of the four applications purchased, which has now converted to a national phase application.  In connection with the abandoned patents, we have protected our rights with regards to the original patent applications purchased, however we determined we should record a loss on abandonment of $1,391,281 for the year ended December 31, 2014 as the initial value of the acquired patent applications pending resides in the newly filed / drafted eight patent applications.

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

On December 20, 2013, we entered into a confidential Collaboration and Option Agreement (“Agreement”) with Zoetis, a global animal health company, in connection with the prevention, treatment, and management of bovine mastitis.  In the Agreement, we granted to the counterparty an exclusive option to negotiate an exclusive license with us.  Specifically, upon completion of a collaborative study (which is in process and will be completed upon adequate funding), the Agreement provides for a 90 day exclusivity period for evaluation of results and, based on the counterparty’s desire for an exclusive license thereto, 90 days to conclude an exclusive license agreement.

With respect to livestock applications, we intend to move on three related fronts – working to bring an algal feed ingredient to market in the United States by amplifying the algae culture; working to produce a bovine dietary supplement for global consumption outside the U.S.; and, putting ourselves in a position to license the isolated bioactive molecules to a pharmaceutical or drug development company for synthetic development as a prescribed drug for production animal applications.  The isolated bioactive molecules form the intellectual property of interest to Zoetis. The feed ingredient and dietary supplement are intended for other potential collaborators.

The veterinarian who conducted the initial dairy cow in vivo study believes that the same autoimmune effect may be useful in combating bovine respiratory disease complex (“BRDC”), also known as “shipping fever.” BRDC typically occurs when beef cattle are shipped from the ranch to the feedlot prior to processing. According to the researchers at Kansas State University, cattle ranchers and feedlot operators attribute significant loss in body weight to BRDC when it occurs – a $4 billion problem in the U.S. alone.  Upon adequate funding, we are planning a field study to validate the effectiveness of our algal culture for this application.

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

A 2008 pilot study in dogs indicated that our algal culture may be effective in relieving the symptoms of osteoarthritis and soreness from overexertion. That same experiment with our amplified algae culture can be repeated in dogs, which if successful could allow a relatively rapid release to production and sales as a companion animal dietary supplement. According to the Nutrition Business Journal, the canine joint-health dietary supplement market segment tops $360 million annually in the U.S. alone. Estimates for the world market may be substantially higher, but such estimates are difficult to obtain. An in vitro tissue explant experiment conducted by the Comparative Orthopaedics Laboratory at University of Missouri found that direct stimulation of living canine joint tissue with our bioactive compounds protected cartilage from degradation by IL-1b, an inflammatory cytokine. If our product is proven to be effective in vivo and can be produced on an efficient basis, we intend to sell or license our product as a supplement ingredient to larger, well-established and profitable brand names in the pet industry.  We have conducted other laboratory studies simulating the effects of canine osteoarthritis with positive results.

With all of the above, the isolated bioactive molecules found in the amplified algae product may, subject to successful negotiations, be licensed to a pharmaceutical company for development as a synthetic prescription drug. We expect that the process of developing and testing such a drug could take years.  Therefore, as is common practice, we intend to work toward negotiating a reasonable upfront licensing fee, milestone payments upon each successful conclusion of a development phase, followed by pre-market approval; and finally, a steady stream of royalties in the future. The other revenue streams generated by feed and supplement sales may begin to be realized in 2016, but no assurance can be provided in that regard. Much of the research and licensing progress has been and will continue to be paced by the availability of capital funding and/or debt financing (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources).

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

We intend to enter the food market with a healthy cholesterol and healthy immune response ingredient if and when the efficacy of our product can be demonstrated and it clears necessary regulatory hurdles. The timeframe is difficult to predict because of capital funding issues.

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

The first such step was the execution of the confidential bovine mastitis Collaboration and Option Agreement with Zoetis. Part of our business plan is to execute agreements that may ultimately result in option payments, licenses fees and royalty payments across animal and human applications.

WellMetris

WellMetris was formed for the purpose of developing, manufacturing, marketing, and selling tests that we believe will allow individuals and their care providers to optimize personal health and identify future health risks.  The information obtained will also provide insurers, employers and healthcare providers timely information to intervene with wellness programs, fitness regimes or other preventative measures.  We plan to develop and commercialize such tests in three phases:

•

In phase one (“Phase One”) or, alternately named Gen 1.0, we plan to develop and commercialize a series of tests, which are intended to measure indicators of good health and optimal metabolic function (collectively, the “Phase One Test”).  The Phase One Test is being designed to measure biomarkers related to oxidative stress, inflammation, and antioxidant status to establish a metabolic assessment from which intervention can commence, and from which metabolic syndrome can be inferred.

•

In phase two (“Phase Two”) or alternately named Gen 1.5, we plan to develop and commercialize a testing technology focused on the positive or negative metabolic effects of metabolizing fat and muscle efficiency due to changes in diet, exertion, hydration and dietary supplements in a self-administered format that integrates with smartphone operating systems.

•

In phase three (“Phase Three”) or alternately named Gen 2.0, we plan to develop and commercialize additional tests intended to provide a more complete metabolic profile for an individual utilizing the metabolites present in urine.   The Company believes the Gen 2.0 tests, in aggregate, will allow identification of healthy versus unhealthy bodily processes in real-time. This technology can also be applied to livestock and companion animals. As capital funding becomes available, the Company will move forward with finalizing its transition cow syndrome test, for which a provisional patent application has already been filed.

We are currently in Phase One of development as described above.

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

Competition

ZIVO Algal Products & Derivatives

Generic dietary supplements and functional food ingredients such as vitamins, Omega-3 and antioxidants are made and marketed in a fiercely competitive, price-sensitive market environment. Recently, several algae producers have made health claims for their proprietary algae strains, ranging from treatment for diabetes to controlling HIV symptoms. Proprietary products offered by some marketers are often dogged by unsubstantiated claims of product efficacy or present potential product safety issues, which in turn draw the attention of regulators. The optimal position for a supplement and ingredient maker is when pricing power can be exerted through well-protected intellectual property and further backed by well-documented safety and efficacy claims.

We believe that our primary competition will come from innovators in food technology such as DSM-Martek, Cognis, ConAgra, Cargill and Nestle, each of which has active M&A efforts, a large scientific staff and a generous R&D budget to develop supplements and ingredients for a wide range of applications. However, we intend to approach these very same competitors as potential strategic partners, in order to leverage their specific expertise in certain food and supplement categories where a mutually beneficial relationship can be established.  There can be no assurance that this strategy will be effective.

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

Further, the animal health market as it pertains to mastitis in dairy cows, and specifically feed ingredients that exhibit beneficial properties, has been largely in the realm of yeast-based products. Only recently has there been a focus on algae-based alternatives, as promoted by Alltech with its $200 million expansion of an algae facility in Kentucky. In the U.S., feed ingredients cannot be promoted using any form of health claim, and dietary supplements for production animals are, to our knowledge, non-existent. However, outside the U.S., the use of dietary supplements is widespread, and we intend to market our refined ingredients to a worldwide market in partnership with a global brand name.

WellMetris

The biomedical and biotech fields are fiercely competitive. Many of the “wellness” tests available to the healthcare consumer or provider are not necessarily accurate nor reliable because some do not take into account urine concentration as normalized by creatinine or specific gravity, which changes markedly throughout the day. Blood-based wellness tests can be even less reliable because the biomarkers for oxidative stress and inflammation are extremely dynamic and will often change before the blood can be tested, casting doubt on the results.

Although we are not aware of competitors or competing products have entered the market recently, there is no guarantee that our products will be proven to be effective and commercially viable, or that a larger, better-financed competitor may not emerge once we begin promoting our products.

Raw Materials

ZIVO Algal Products & Derivatives

We own the microbial mixture, including algae, and these source materials are held in growing environments at our contract research facilities. We are currently using these materials for research and development purposes only. We have also contracted a well-known research facility where we have cryopreserved a broad sampling of our cultures.

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

WellMetris

As discussed above, we are using third parties to manufacture our custom reader device and test strips, which we are currently using for development purposes and for sale.

Patents and Proprietary Rights

We have rights in certain patent applications and trademarks. With respect to patents and trademarks, we have secured patent and federal trademark registrations in the U.S. Patent and Trademark Office (“USPTO”) as described below:

•

U.S. Patent No. 7,807,622 issued October 5, 2010, relates to our proprietary complex algal culture.  The title of the patent is: Composition and use of phyto-percolate for treatment of disease.  This invention relates generally to a method of preparation of a phytopercolate that is derived from fresh water mixture including algae. The invention further relates to the potential use of the phyto-percolate in a variety of disease states.  This patent was filed on November 30, 2006 and has a term of 20 years from the earliest claimed filing date (which may be subject to extension via Patent Term Adjustment and Patent Term Extension).

•

U. S. Patent No. 8,586,053 issued November 19, 2013, relates to our proprietary algal culture. The title of the patent is: “Composition and Use of Phytopercolate for Treatment of Disease.” This invention relates generally to a method of preparation of a phyto-percolate that is derived from fresh water mixture including algae. The invention further relates to the use of the phyto-percolate in a variety of disease states. The phyto-percolate is believed to contain an activity that induces the reduction of soluble and insoluble fibrin. Further, the phyto-percolate is believed to reduce oxidative stress in the body. The patent was filed on April 20, 2006 and has a term of 20 years from the earliest claimed filing date.

•

U.S. Patent No. 8,791,060 issued July 29, 2014, relates to our proprietary culture. Title of the patent is the same: “Composition and Use of Phytopercolate for Treatment of disease.” This invention relates generally to a method of preparation of a phyto-percolate that is derived from fresh water mixture including algae. The invention further describes proteolytic activity.  The patent was filed on October 4, 2010 and has a term of 20 years from the earliest claimed filing date.

We also have an allowed pending trademark applications for “ZIVO BIOSCIENCE,” “ZIVO BIOLOGIC,” and ZIVO ZOOLOGIC”. We may have other common law rights in other trademarks, trade names, service marks, and the like which will continue as long as we use those respective marks.

The following files have issued as patents, await examination or are in process:

Title	Country	Patent/Application Number	Status
Composition and Use of Phytopercolate For Treatment of Disease	U.S.	7,807,622	Issued Patent
Composition and Use of Phytopercolate For Treatment of Disease	Canada	2,631,773	Examination requested; Response to office action submitted 8/25/15;
Composition and Use of Phytopercolate For Treatment of Disease	U.S.	8,791,060	Issued Patent
Composition and Method For Affecting Cytokines and NF-κB	Canada	PCT/US2010/056862 Canadian App. No. 2,780,144	Examination requested 11/16/15

Composition and Method For Affecting Cytokines and NF-κB	European Union	10830908.9	Annuity paid
Composition and Method For Affecting Cytokines and NF-κB	PCT	PCT/US2010/056862	National stage filings completed
Composition and Method For Affecting Cytokines and NF-κB	US	14/558,516	New application filed 12/2/14
Composition and Use of Phytopercolate for Treatment of Disease	US	8,586,053	Issued Patent
Composition for Affecting Cytokines, Lactoferrin, and Serum Amyloid A	U.S.	61/834,842	Application Filed 6/13/2013, non-provisional and PCT filed 6/13/14
Composition for Affecting Cytokines, Lactoferrin and Serum Amyloid A	PCT	PCT/US 14/42331	National stage filings completed
Method of Cholesterol Regulation	PCT	PCT/US11/ 25713	National Phase entered 8-22-12 (US, JP, MX) National Phase entered 9-22-12 (EP) Canada extended National Phase DDD 8-22-13
Agents and Mechanisms for Treating Hypercholesterolemia	U.S.	SN 13/580,471	Undergoing Prosecution
Agents and Mechanisms for Treating Hypercholesterolemia	Europe Union	SN 11745434.8	Overdue annuity due 8/22/16 Examination requested
Stress and Inflammation Biomarker Urine Panel for Dairy Cows and Beef Cattle	US	SN 61/835,282	Converted to PCT 6/14/14
Agents and Mechanisms for Treating Hypercholesterolemia	Canada	SN 2,827,401	Annuities due 2/22/17 and annually thereafter Examination requested
Wellness Panel for Companion Animals	US	SN 61/872,928	Converted to PCT 9/3/14
Wellness Panel	US	SN 13/812,220	Undergoing Prosecution
Wellness Panel	US	61/367,486	Converted to PCT
Wellness Panel	PCT	PCT/US11/44786	US National Phase entered
Methods of modulating immune response and inflammatory response via administration of algal biomass	PCT	PCT/US16/18105	New application filed 2/16/16. National stage applications due 8/16/17
Nutritional support for animals via administration of an algal derived supplement	US	62/295,976	Filed Feb 16, 2016
Methods of modulating immune response and inflammatory response via administration of algal biomass	US	SN 62,116,766	Filed Feb 16, 2015
Smartphone urinalysis device	US	SN 62 136,764	Filed March, 23, 2015

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

Since January 2012 we are now developing our research programs internally and directing outside research companies.  We spent approximately $1 million for the year ended December 31, 2015 on research and development, as compared to $2 million in 2014. The resources were spent on external research, mainly to independent facilities involved in the analysis and validation of our bioactive compounds in various applications and animal models. To date, all of these amounts have been directly expensed as they have been incurred.

As of mid-March 2016, the Company has moved forward with the following R&D activities:

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

In 2015, we finalized development of Standard Operating Procedures (“SOP’s”) in order to draft contractual terms with contract growers domestically and abroad. The SOP’s form the basis for current Good Manufacturing Practice (“cGMP”) protocols to which contract growers must adhere as part of the FDA’s updated FSMA requirements, regardless of country of origin. We identified and began contract negotiations with select growers. We conducted experiments in post-processing, such as lyophilization, cytoplasm separation, drying, centrifugal water extraction and other techniques to better understand feed and food handling requirements. We interviewed FDA compliance consultants for animal feed applications in order to execute a contract in 2106.

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

Subject to the availability of sufficient funding, we estimate that we will, in fiscal 2016, be required to expend in excess of $2,000,000 on research and subsequent product development in order to complete the initiatives discussed herein and cover operating expenses. In addition to the activity in 2015, we will continue our research and development efforts in 2016 and beyond.  These expenditures will need to be met from external funding sources. In the past, we have had difficulty raising funds from external sources. Thus, we may not be able to raise the funding required to continue our research and development activities. In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case our ability to substantiate the accumulated intellectual property with objective clinical support for its characterization, method of action and efficacy will continue to be impeded, thereby severely hindering our ability to generate licensing revenue (or otherwise commercialize our products) and adversely affect our operating results.

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

At the close of 2015, the WellMetris product platform requires additional prototype analyzers and additional dry chemistry reagent strips and cartridges to conduct pilot programs for potential customers, and to use the result of these pilot programs to help normalize data for the dry chemistry reagents as part of the FDA submission package. Such efforts are currently on hold, pending capital funding.

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

Employees

As of December 31, 2015 we had two full-time employees, positioned in executive management. In addition, we have three part-time people acting on a consulting basis as our Chief Science Officer, Director, Research & Development and Lead Scientist & Clinical Coordinator. We believe that our employee relations are good. No employee is represented by a union.

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

We only have 300 million shares authorized for issuance. As of December 31, 2015, we had 132,156,776  shares outstanding.  We also had contractual commitments to issue 88,589,148 additional shares as of December 31, 2015, consisting of 73,883,330 common shares issuable upon the conversion of convertible debentures and related accrued interest and 14,705,818 common shares issuable upon the exercise of outstanding warrants.  This totals a potential 220,745,924 shares outstanding if all debentures were converted and warrants exercised.  In order to increase the authorized shares to a higher number, we would need to amend our articles of incorporation, which would require shareholder approval.  There is no guarantee that we will be able to obtain the shareholder approval necessary to amend our articles of incorporation to increase our authorized shares.

Our future success is dependent on our ability to establish strategic partnerships.  We do not have resources to pursue the development, manufacturing and marketing of products on our own, and we will need to rely on third parties for some of these activities.   There is no guarantee that we will be able to successfully establish strategic partnerships.

The ability to market our product is dependent upon the completion of proven, clinical research. While we are currently undergoing studies to further identify the active ingredients in our products, there is no guarantee that the research will successfully achieve this goal. If our current research does not return the results we expect, our business prospects will be materially and adversely affected.

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

Year ended December 31, 2014	HIGH	LOW

First Quarter	$ 0.41	$0.17
Second Quarter	0.23	0.30
Third Quarter	0.15	0.12
Fourth Quarter	0.14	0.06

Year ended December 31, 2015	HIGH	LOW

First Quarter	$ 0.11	$ 0.06
Second Quarter	0.20	0.06
Third Quarter	0.14	0.08
Fourth Quarter	0.09	0.04

As of December 31, 2015 we had 145 shareholders of record.

We have not paid any dividends on our common stock during the last two fiscal years, due to our need to retain all of our cash for operations.  We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities.

During the three ended March 31, 2015, we issued 970,000 shares of common stock for $48,500. Additionally, we issued 151,329 shares of common stock valued at $13,050 in connection with financings in the first quarter.

During the three months ended June 30, 2015, we issued 303,231 shares of common stock valued at $28,080 in connection with financings in the second quarter.  Additionally, we issued 500,000 shares of common stock valued at $30,000, to an investor relations consulting firm.

During the three months ended September 30, 2015, we issued 171,818 shares of the Company’s common stock valued at $18,000 in connection with financings in the third quarter.  Additionally, we issued 461,539 shares of the Company’s common stock valued at $46,154 to an investor relations consulting firm.

During the three months ended December 31, 2015 we issued 225,000 shares of common stock valued at $18,000 in connection with financings in the fourth quarter.

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

For WellMetris, we are developing, with the intention to manufacture, market, and sell tests, that we believe will allow people to optimize their health and identify future health risks.  We plan to develop and commercialize such tests in three phases:

•

In phase one (“Phase One”) or, alternately named Gen 1.0, we plan to develop and commercialize a series of tests, which are intended to measure indicators of good health and optimal metabolic function (collectively, the “Phase One Test”).  The Phase One Test is being designed to measure biomarkers related to oxidative stress, inflammation, and antioxidant status to establish a metabolic assessment from which intervention can commence, and from which metabolic syndrome can be inferred.

•

In phase two (“Phase Two”) or alternately named Gen 1.5, we plan to develop and commercialize a testing technology focused on the positive or negative metabolic effects of metabolizing fat and muscle efficiency due to changes in diet, exertion, hydration and dietary supplements in a self-administered format that integrates with smartphone operating systems.

•

In phase three (“Phase Three”) or alternately named Gen 2.0, we plan to develop and commercialize additional tests intended to provide a more complete metabolic profile for an individual utilizing the metabolites present in urine.   The Company believes the Gen 2.0 tests, in aggregate, will allow identification of healthy versus unhealthy bodily processes in real-time. This technology can also be applied to livestock and companion animals. As capital funding becomes available, the Company will move forward with finalizing its transition cow syndrome test, for which a provisional patent application has already been filed.

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

Since 2004, we have been incurring significant operating losses and negative cash flow. We experienced only nominal sales of our algal product, which was pulled from the market in January of 2012, and have relied primarily on the sale of company securities and shareholder loans to fund operations.   We are also experiencing an ongoing and substantial working capital deficiency. We have had difficulty raising capital from third parties. In December of 2015 through March of 2016, we successfully raised capital to fund operations and research for the first quarter of 2016. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would likely suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2015 and 2014

Sales

We had no sales for the years ended December 31, 2015 and 2014.

Cost of Sales

Costs of sales were $0 for the years ended December 31, 2015 and 2014. As noted above, we ceased all sales activities as of January 2012.

Selling Expenses

Selling expenses were $0 for the years ended December 31, 2015 and 2014.  As noted above, we ceased all sales activities as of January 2012.

General and Administrative Expenses

General and administrative expenses decreased approximately $73,000 to $963,000 in 2015 compared to $1,036,000 in 2014.  General and administrative expenses decreased in the following areas: a reduction of salaries and wages of $55,000 and an overall reduction in office expenses.  Our decrease in general and administrative expenses was due to our difficulty in raising capital.

Professional Fees and Consulting Expense

Professional fees and consulting expense increased approximately $305,000 to $1,060,000 in 2015 compared to $755,000 in 2014.  Professional fees and consulting expense were increased in 2015 due to the following: an increase of $240,000 in the use of an Investor Relations Firm and use of a financial consultant (of the total expense in 2015 related to these activities of $422,000, $361,000 was a non-cash expense in the forms of stocks and warrants issued for services rendered); Board of Director Fess increased $80,000 (of the total expense in 2015 related to these activities of $167,000, $127,000 was a non-cash expense in the form of warrants issued for services rendered); offset by a reduction in legal fees of $15,000.

Research and Development Expenses

Research and development expenses decreased approximately $938,000 to $1,033,000 in 2015 compared to $1,971,000 in 2014 for the comparable period in 2014. The decrease in research and development for 2015 can be attributed to a decrease in available funding. We expect external research and development to increase in 2016 as we pursue additional external trials, subject to the availability of sufficient funding, which we do not currently have.

Abandonment of Patent Applications Pending

As of December 31, 2014, we evaluated the circumstances related to the four Patent Applications Pending relating to the acquisition of asset of Wellness Indicators in August 2013.  The Company has filed / drafted an additional eight patents applications around the intellectual property acquired.  The Company has determined that the new patents applications redefine and protect its intellectual property better than the original purchased patent applications.  As such, the Company abandoned the patent applications purchased and recorded a loss on abandonment of $1,391,281 for the year ended December 31, 2014.

Fair Value Adjustment of Derivative Liability

On December 1, 2014, HEP Investments and ZIVO entered into the Fourth Amendment to Loan Agreement and the Fifth Amended and Restated Senior Secured Convertible Promissory Note to amend the calculation of the conversion price for the convertible promissory note. Previously, the outstanding principal and interest under the note had been convertible into shares of common stock at the lower of the stated price per share or a 25% discount off of the ten day trailing quoted price of the common stock in the over the counter (OTC) market.  Following the amendment, the convertible note is convertible into shares of common stock at a fixed price per share conversion rate (eliminating the lower of 25% discount off of the ten day trailing quoted price of the common stock).  The result of this December 1, 2014 amendment with HEP Investments, was to eliminate the derivative liability of $830,891 that had previously been recorded in connection with our Senior Secured Convertible Promissory Note.

Other Income/Expense Finance Costs /Amortization of Bond Discount

During the year ended December 31, 2015, we recorded approximately $2,047,000 relating to amortization of bond discount, financing costs and finance costs paid in stocks and warrants, which equaled approximately the same amount for 2014.  Of these total amounts, $1.9 million (in both 2015 and 2014) was due to expenses for amortization of bond discounts and finance costs paid in stocks and warrants, which are a non-cash expense.

Other income for the year ended December 31, 2015 was $35,000, which was $59,000 less than the year ended December 31, 2014 ($94,000).  These amounts represented a settlement of accounts payable from a vendor dispute.

Liquidity and Capital Resources

The consolidated financial statements contained in this report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would likely suffer a total loss of your investment in our company.

As of March 27, 2016, we had cash in the bank of $300,000. We have incurred significant net losses since inception, including a net loss of approximately $5,789,000 during the year ended December 31, 2015. We have, since inception, consistently incurred negative cash flow from operations. During the year ended December 31, 2015, we incurred negative cash flows from operations of approximately $2,296,000.  As of December 31, 2015, we had a working capital deficiency of $4,941,980 and a stockholders’ deficiency of $9,496,989. Although we recently raised a limited amount of capital, we have a near term need for significant additional capital.

During the year ended December 31, 2015, our operating activities used approximately $2,296,000 in cash, compared with $2,736,000 in cash during the comparable prior period.  The approximate $439,000 decrease in cash used by our operating activities was due primarily to the following (all of which are approximated): a $6,474,000 increase in net loss (from a net profit), a $644,000 change (increase) in accounts payable, a $118,000 change (decrease) in miscellaneous receivables, a $21,000 change (decrease) in prepaid expenses, and a $322,000 change in accrued liabilities (increase), offset by a $3,883,000 decrease in deferred finance costs (a non-cash expense item), a $8,419,000 decrease in fair value adjustment of derivative liability (a non-cash expense item),  a $65,000 increase in amortization and depreciation (a non-cash expense item), an increase of $352,000 in stocks and warrants issued for services rendered  (a non-cash expense item) and a $1,391,000 change (decrease) in abandonment of patent applications pending (a non-cash expense item).

During the years ended December 31, 2015 and 2014, our investing activities used $0 in cash

During the years ended December 31, 2015 and 2014, our financing activities generated $2,312,000 and $2,244,000 in cash, respectively. The difference of $68,000 was primarily related to a net increase of proceeds of $697,000 from issuance of convertible debentures (with loans payable converted into convertible debentures), an increase of $55,000 in loans from related parties offset by a decrease of $686,000 from the proceeds of sales of common stocks.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“HEP”) under which HEP agreed to purchase convertible notes in the aggregate principal amount of $2,000,000.  During the course of 2015, we amended this agreement to provide for funding up to $12,500,000.  As of the date of this filing, HEP had advanced $8,605,902 pursuant to this arrangement.  HEP’s convertible notes are secured by all our assets.

Although we raised a limited amount of capital during 2015, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources.  We are still heavily reliant upon external financing for the continuation of our research and development program.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2015, our Chief Financial Officer has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

(c)

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Incorporated by reference to the Registrant’s 2015 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that defines the standard of conduct expected of our officers, directors and employees. We will upon request and without charge provide a copy of our Code of Ethics. Requests should be directed to Principal Accounting Officer, Zivo Bioscience, Inc., 2804 Orchard Lake Road, Suite 202, Keego Harbor, MI 48320.

Item 11.  Executive Compensation

Incorporated by reference to the Registrant’s 2015 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Registrant’s 2015 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Registrant’s 2015 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to the Registrant’s 2015 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

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

ZIVO BIOSCIENCE, INC.

Date: March 29, 2016	By: /s/ Philip M. Rice II
Philip M. Rice II Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Andrew Dahl

Andrew Dahl, Principal

Executive Officer

CEO, President

March 29, 2016

By: /s/ Philip M. Rice II

Principal Financial Officer,

Chief Financial Officer, Director

March 29, 2016

By: /s/Christopher Maggiore

Christopher Maggiore, Director

March 29, 2016

By: /s/Nola Masterson

Nola Masterson, Director

March 29, 2016

By: /s/John Payne

John Payne, Director

March 29, 2016

By: /s/Robert Rondeau

Robert Rondeau, Director

March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Zivo Bioscience, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zivo Bioscience, Inc. and Subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2015 and 2014 and, as of December 31, 2015, has a significant working capital and stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C. WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

March 29, 2016

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2014	December 31, 2015

CURRENT ASSETS:
Cash	$1,383	$16,589
Prepaid Expenses	31,724	12,341
Total Current Assets	33,107	28,930
PROPERTY AND EQUIPMENT, NET	68,750	43,750
TOTAL ASSETS	$101,857	$72,680

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,225,589	$1,325,659
Loans Payable, Related Parties	141,014	337,107
Convertible Debentures Payable, less discount of $746,314 and $385,190 at December 31, 2014 and 2015, respectively	3,628,386	1,224,510
Accrued Liabilities	1,238,994	2,083,634
Total Current Liabilities	6,233,983	4,970,910
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $1,047,958 and $1,458,741 at December 31, 2014 and 2015, respectively	237,042	4,598,759
Total Long Term Liabilities	237,042	4,598,759
TOTAL LIABILITIES	6,471,025	9,569,669
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 300,000,000 shares authorized; 128,773,859 and 132,156,776 issued and outstanding at December 31, 2014 and 2015, respectively	128,774	132,157
Additional Paid-In Capital	35,427,339	38,085,266
Accumulated Deficit	(41,925,281)	(47,714,412)
Total Stockholders' Deficit	(6,369,168)	(9,496,989)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$101,857	$72,680

The accompanying notes are an integral part of these financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
`
	For the year ended	For the year ended
	December 31, 2014	December 31, 2015

REVENUES:	$-	$-

COSTS AND EXPENSES:
General and Administrative	1,035,788	963,296
Professional Fees and Consulting Expense	754,893	1,059,633
Research and Development	1,971,175	1,033,351
Abandonment of Patent Applications Pending	1,391,281	-
Total Costs and Expenses	5,153,137	3,056,280

LOSS FROM OPERATIONS	(5,153,137)	(3,056,280)

OTHER INCOME (EXPENSE):
Other Income	93,683	34,927
Other Expense	(118,466)	-
Fair Value Adjustment of Derivative Liability	8,418,982	-
Amortization of Bond Discount	(1,801,735)	(1,866,842)
Amortization of Deferred Finance Costs	(4,835)	-
Financing Costs	(73,964)	(84,645)
Finance Costs Paid in Stocks and Warrants	(164,108)	(95,580)
Interest Expense	(515,609)	(720,711)

Total Other Income (Expense)	5,833,948	(2,732,851)

NET INCOME (LOSS)	$680,811	$(5,789,131)

BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.04)
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	125,327,071	130,945,979
FULLY DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.04)
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	182,205,032	130,945,979

The accompanying notes are an integral part of these financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 1, 2014 THROUGH DECEMBER 31, 2015

	Common Stock		Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2014	116,852,093	$116,852	$32,895,380	$(42,606,092)	$(9,593,860)

Issuance of warrants to board of directors	-	-	49,600	-	49,600
Issuance of warrants for services	-	-	56,779	-	56,779
Issuance of common stock for services	616,667	617	81,883	-	82,500
Issuance of common stock and warrants pursuant to private placements	3,433,334	3,433	499,067	-	502,500
Common stock issued on conversion of 1% Convertible Debt	2,038,000	2,038	138,562	-	140,600
Common stock issued on conversion of 11% Convertible Debt	2,917,000	2,917	347,083	-	350,000
Exercise of common stock warrants	2,040,000	2,040	252,960	-	255,000
Discounts on convertible debentures	-	-	40,537	-	40,537
Reclassification of derivative liability	-	-	830,891	-	830,891
Warrants issued for financing costs	-	-	114,091	-	114,091
Common stock issued for financing costs	876,765	877	120,506	-	121,383
Net income	-	-	-	680,811	680,811

Balance, December 31, 2014	128,773,859	$128,774	$35,427,339	$(41,925,281)	$(6,369,168)

Issuance of warrants to board of directors	-	-	126,679	-	126,679
Issuance of warrants for services	-	-	321,845	-	321,845
Issuance of warrants for services – related party	-	-	16,053	-	16,053
Issuance of common stock for services	961,539	962	75,190	-	76,151
Issuance of common stock pursuant to private placements	970,000	970	47,530	-	48,500
Common stock issued on conversion of 1% Convertible Debt	100,000	100	(100)	-	-
Common stock issued on conversion of 11% Convertible Debt	500,000	500	59,500	-	60,000
Discounts on issuance of convertible debentures	-	-	1,916,501	-	1,916,501
Warrants issued for financing costs	-	-	21,150	-	21,150
Common stock issued for financing costs	851,378	851	73,579	-	74,430
Net loss	-	-	-	(5,789,131)	(5,789,131)

Balance, December 31, 2015	132,156,776	$132,157	$38,085,266	$(47,714,412)	$(9,496,990)

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2014	December 31, 2015
Cash Flows for Operating Activities:
Net Income (Loss)	$680,811	$(5,789,131)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stocks and warrants issued for services rendered	110,571	397,997
Issuance of warrants for services – related party	28,708	16,053
Warrants issued for Directors’ Fees	49,600	126,679
Stocks and warrants issued for financing costs	164,107	95,580
Amortization of deferred finance costs	4,835	-
Amortization of bond discount	1,801,735	1,866,842
Depreciation expense	25,000	25,000
Abandonment of Patent Applications Pending	1,391,281	-
Fair value adjustment of derivative liability	(8,418,982)	-
Changes in assets and liabilities:
Decrease in prepaid expenses	40,398	19,383
Decrease in miscellaneous receivables	118,467	-
Decrease in security deposits	845	-
Increase in accounts payable	744,273	100,070
Increase in accrued liabilities	522,307	844,640
Net Cash (Used) in Operating Activities	(2,736,046)	(2,296,887)
Cash Flows from Investing Activities:
Net Cash (Used) in Investing Activities	-	-
Cash Flow from Financing Activities:
Proceeds from loans payable, related parties	141,015	196,093
Finance charges paid on issuance of 11% convertible debt	(1,890)	-
Proceeds from issuance of convertible debentures	1,369,700	2,067,500
Proceeds from sale of common stock and exercise of warrants	735,500	48,500
Net Cash Provided by Financing Activities	2,244,325	2,312,093
Increase (Decrease) in Cash	(491,721)	15,206
Cash at Beginning of Period	493,104	1,383

Cash at End of Period	$1,383	$16,589
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

For the Year Ended December 31, 2015:

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

During the quarter ended December 31, 2015, the Company recorded $500,000 in discounts on 11% convertible debentures.

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The business model of Zivo Bioscience, Inc. and Subsidiaries (Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., WellMetris, LLC, and Zivo Biologic, Inc.) (collectively the “Company”) is as follows: 1) to derive future income from licensing and selling natural bioactive ingredients derived from their proprietary algae cultures to animal, human and dietary supplement and medical food manufacturers (currently, the Company's focus is on research and identification of its bioactive ingredients and is not currently selling its product commercially), and 2) developing, manufacturing, marketing, and selling tests that the Company believes will allow people to optimize their health and identify future health risks.

On October 14, 2014, at the annual meeting of the Shareholders of the Company, a proposal was passed to change the name of the Company from Health Enhancement Products, Inc. to Zivo Bioscience, Inc.  Effective November 10, 2014, the Company began trading on the OTCQB under the symbol: ZIVO.

NOTE 2 – BASIS OF PRESENTATION

Going Concern

The Company had a loss from operations $3,056,280 and $5,153,137 during the years ended December 31, 2015 and 2014, respectively.

In addition, the Company had a working capital deficiency of $4,941,980 and a stockholders’ deficiency of $9,496,989 at December 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the year ended December 31, 2015, the Company received:

•

proceeds of $48,500 from the sale of common stock; and

•

proceeds of $2,067,500 from the issuance of convertible debt.

•

proceeds of $196,093 from related party loans.

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

Cash and Cash Equivalents - For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At December 31, 2015, the Company did not have any cash equivalents.

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

The Company’s financial instruments include cash, accounts payable, accrued liabilities and loans payable - related parties.  All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash, prepaid expenses, accounts payable, accrued liabilities, loans payable - related parties and the current portion of convertible debt all approximate fair value because of the short maturity of these instruments.  The recorded value of long-term convertible debt approximate fair value as the terms and rates approximate market rates.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to $4,835 for the year ended December 31, 2014.

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

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the years ended December 31, 2015 and 2014 no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were approximately $1,033,000 and $1,971,000 for the years ended December 31, 2015 and 2014, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

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

During 2015 and 2014, warrants were granted to employees, directors and consultants of the Company.  As a result of these grants, the Company recorded compensation expense of $464,577 and $106,379 during the years ended December 31, 2015 and 2014 respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2015	2014
Expected volatility	128.36% to 155.43%	113.93% to 138.05%
Expected dividends	0%	0%
Expected term	3 to 5 years	3 to 5 years
Risk free rate	.51% to 1.75%	.41% to .59%

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of December 31, 2015, consisted of 73,883,330 common shares from convertible debentures and related accrued interest and 14,705,818 common shares from outstanding warrants. Potentially dilutive securities as of December 31, 2014, consisted of 47,824,956 common shares from convertible debentures and related accrued interest and 9,053,005 common shares from outstanding warrants.   For 2015, diluted and basic weighted average shares were the same, as potentially dilutive shares are anti-dilutive.

Advertising Costs

Advertising costs are charged to operations when incurred.  There were no Advertising Costs during the years 2014 and 2015.

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

Future Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers.” ASU 2014-09 superseded the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 is not expected to have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2015 and 2014 consist of the following:

	December 31, 2015	December 31, 2014

Furniture & fixtures	$20,000	$20,000
Equipment	80,000	80,000

	100,000	100,000
Less accumulated depreciation and amortization	(56,250)	(31,250)

	$43,750	$68,750

Depreciation and amortization was $25,000 and $25,000 for the years ended December 31, 2015 and 2014, respectively.

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

NOTE 6 – LOAN PAYABLE, RELATED PARTIES

During the year ended December 31, 2014, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, advanced the Company $134,670.  This amount remained unpaid as of December 31, 2014.  During 2015, Mr. Maggiore advanced the Company an additional $21,735, for a total advanced as of December 31, 2015 of $156,405.  The Company agreed to pay 11% interest on this loan. As of December 31, 2015 accrued interest on this indebtedness totaled $19,835 and is included in Accrued Liabilities on the Consolidated Balance Sheet.

During the fourth quarter of 2014, Officers advanced the Company $6,344.  This amount remained unpaid as of December 31, 2014. During 2015, Officers advanced the Company an additional $13,320, and were repaid $17,664 for a remaining balance of $2,000 as of December 31, 2015.

During the year ended December 31, 2015, HEP Investments, LLC loaned the Company $2,246,202 (see Note 7 - Convertible Debt). Pursuant to the terms of our agreement with HEP Investments, $2,067,500 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $178,702 as of December 31, 2015.

NOTE 7 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through December 31, 2015: (i) a Loan Agreement under which the Lender has agreed to advance up to $12,500,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $12,500,000 (“Note”) (of which $7,427,200 has been advanced as of December 31, 2015)  and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.  The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan.  These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

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

During the three months ended December 31, 2014, HEP Investments advanced the Company an additional $84,700.  HEP Investments has reached a $5,419,700 balance (including monies advanced since September 2011) and these advances have been converted into convertible debt.  The Company recorded a debt discount in the amount of $40,537 during the quarter ended December 31, 2014.  This represents the future value of the stock to be issued under the terms of the convertible debt. This stock was valued utilizing the Black Scholes method of valuation using the following assumptions: expected volatilities of 128.69%, annual rate of dividends 0% and a risk free interest rates of 0.64%.

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

During the first quarter of 2015, the Company issued to the Lender for aggregate consideration of $362,500, two 11% convertible notes, and warrants to purchase 362,500 shares of common stock at an exercise price of $.10 for a term of five years.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of two years, subject to the Lender’s right to extend the term, and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.

During the second quarter of 2015, the Company issued to the Lender for aggregate consideration of $705,000, three 11% convertible notes, and warrants to purchase 705,000 shares of common stock at an exercise price of $.10 for a term of five years.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of two years, subject to the Lender’s right to extend the term, and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.

During the third quarter of 2015, the Company issued to the Lender for aggregate consideration of $500,000, two 11% convertible notes, and warrants to purchase 500,000 shares of common stock at an exercise price of $.10 for a term of five years.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of two years, subject to the Lender’s right to extend the term, and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.

During the fourth quarter of 2015, the Company issued to the Lender for aggregate consideration of $500,000, two 11% convertible notes, and warrants to purchase 500,000 shares of common stock at an exercise price of $.10 for a term of five years.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of two years, subject to the Lender’s right to extend the term, and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.

During the year ended December 31, 2015, the Company recorded a deferred debt discount, related to the $2,067,500 of Notes described previously, in the amount of $1,916,501, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates,” to certain convertible instruments. In accordance with EITF 00-27, the Company valued the beneficial conversion feature and recorded the amount of $1,773,078 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $143,423 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt.   Amortization of discounts was $1,866,842 for the year ended December 31, 2015.

As of December 31, 2015, amounts advanced under the Note are convertible into the Company’s restricted common stock according to the following schedule: (A) $2,152,200 at $.10 per share, (B) $2,600,000 at $.12 per share, (C) $1,285,000 at $.15 per share, (D) $640,000 at $.22 per share, and (E) $750,000 at $.30 per share, (ii) bear interest at the rate of 11% per annum.  The Seventh Amended and Restated Senior Secured Convertible Promissory Note (effective December 31, 2015) resets the Due Dates of Tranches 1 through 13 (totaling $3,740,000) to October 17, 2017 (as of December 31, 2015, the Due Dates were set to January 30, 2016), the remaining Tranches must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”  The Lender has converted $60,000 of the debt (convertible at $.12 per share) through the date of this report. Any Note that has not yet matured may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

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

Convertible debt consists of the following:
	December 31, 2015	December 31, 2014

1% Convertible notes payable, due January 2016	$240,000	$240,000

11% Convertible note payable – HEP Investments, LLC, a related party, net of unamortized discount of $1,843,931 and $1,794,272, respectively, due at various dates ranging from July 2016 to October 2017	5,583,269	3,625,428
	5,823,269	3,865,428
Less: Current portion	1,224,510	3,628,386

Long term portion	$4,598,269	$237,042

Amortization of the debt discount on all convertible debt was $1,866,842 and $1,801,735 for the years ended December 31, 2015 and 2014, respectively.

NOTE 8 - DERIVATIVE LIABILITY

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

On December 1, 2014, in connection with the HEP Investments December 1, 2014 Fourth Amendment to Loan Agreement and the Fifth Amended and Restated Senior Secured Convertible Promissory Note, an amendment was made to the calculation of the conversion price for the convertible promissory note. Previously, the outstanding principal and interest under the note had been convertible into shares of common stock at the lower of the stated price per share or a 25% discount off of the ten-day trailing quoted price of the common stock in the over the counter (OTC) market.  Following the amendment, the convertible note is convertible into shares of common stock at the fixed price per share conversion rate (eliminating the lower of 25% discount off of the ten-day trailing quoted price of the common stock).  The derivative was marked to market at December 1, 2014 and the balance of $830,891 was reclassified to Additional Paid-In Capital.

NOTE 9 – FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 3	Total
December 31, 2014
Derivative Instruments	$0	$0

Level 3 financial instruments consist of certain embedded conversion features.  The fair value of these imbedded conversion features are estimated using the Black-Scholes valuation model.  The Company adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements,” during the quarter ended March 31, 2012.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the year ended December 31, 2014.

December 31, 2014

Beginning Balance	$8,036,239
Initial recognition - Derivative liability of embedded conversion feature of the Convertible Notes
1,213,634
Change in fair value	(8,418,982)
Reclassification to additional paid-in capital	(830,891)
Ending Balance	$-

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

NOTE 10 - STOCKHOLDERS’ DEFICIENCY

Board of Directors fees

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Philip M. Rice (CFO and a Director) in January, 2014, at an exercise price of $.38 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $13,460 using the Black Scholes pricing model relying on the following assumptions: volatility 121.33%; annual rate of dividends 0%; discount rate 0.44%.  In addition, Mr. Rice is entitled to receive $10,000 for each annual term served, paid quarterly.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Thomas K. Cox in June, 2014, at an exercise price of $.19 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $7,311 using the Black Scholes pricing model relying on the following assumptions: volatility 138.05%; annual rate of dividends 0%; discount rate 0.41%.  In addition, Mr. Cox is entitled to receive $10,000 for each annual term served, paid quarterly.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to John B. Payne in July, 2014, at an exercise price of $.14 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $4,876 using the Black Scholes pricing model relying on the following assumptions: volatility 118.27%; annual rate of dividends 0%; discount rate 0. 51%.  In addition, Mr. Payne is entitled to receive $10,000 for each annual term served, paid quarterly.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 50,000 shares of common stock to Nola E. Masterson in September, 2014, at an exercise price of $.12 per share.  The warrants have a term of three years and vested or will vest as follows: 12,500 vested on the grant date and the remaining 37,500 shall vest quarterly (12,500 per quarter).  The warrants were valued at $4,074 using the Black Scholes pricing model relying on the following assumptions: volatility 113.93%; annual rate of dividends 0%; discount rate 0.59%.  In addition, Ms. Masterson is entitled to receive $10,000 for each annual term served, paid quarterly.

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

On September 10, 2015, the board of directors amended its policy for the compensation of its directors.  The Board granted to each of its directors (Thomas K. Cox, Christopher D. Maggiore, Nola E. Masterson, B. Payne and Philip M. Rice) warrants to purchase 250,000 shares of common stock at an exercise price of $.10 per share.  The warrants have a term of five years and vest immediately.  The warrants were valued at $114,188 using the Black Scholes pricing model relying on the following assumptions: volatility 152.53%; annual rate of dividends 0%; discount rate 0. 075%.  The unvested portion of the previously granted warrants were cancelled due to the Company’s change to a program where all director warrant grants are made once per year at the same time.

The Company recorded director’s fees of $126,679 and $49,600 for the years ended December 31, 2015 and 2014, respectively, representing the value of all vested warrants described above.

Stock Issuances

During the three months ended March 31, 2014 the Company issued 4,955,000 shares of common stock upon conversion of $490,600 of 1% and 11% convertible debentures.

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

During the three months ended September 30, 2014 the Company issued 500,000 shares of common stock valued at $64,500 to a nonrelated party for services rendered.

During the three months ended September 30, 2014, in connection with the issuance of $1,285,000 in principal of an 11% Convertible Debenture, the Company issued 781,477 shares of its common stock valued at $113,760 and 856,667 common stock warrants valued at $108,212 using the Black Scholes method of valuation (see Note 7 – Convertible Debt). The Company valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 127.64%134.94%, annual rate of dividends 0% and a risk free interest rates of 0.48-0.49%.

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

During the three months ended December 31, 2014 the Company issued 95,288 shares of its common stock valued at $7,623 and 84,700 common stock warrants valued at $5,879 for financing costs to a related party using the Black Scholes method of valuation (see Note 7 – Convertible Debt). We valued this stock utilizing the Black-Scholes method of valuation using the following assumptions: expected volatilities of 138.88%, annual rate of dividends 0% and a risk free interest rates of 0.64%.

During the three months ended March 31, 2015, the Company received proceeds of $48,500 from the issuance of 970,000 shares of common stock.

During the three months ended March 31, 2015, in connection with the issuance of $362,500 in principal of an 11% Convertible Debenture, the Company issued 151,329 shares of common stock valued at $13,050 and a warrant to purchase 362,500 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $21,150 using the Black Scholes pricing model relying on the following assumptions: volatility 138.6%; annual rate of dividends 0%; discount rate 0.62%. (See Note 7 - Convertible Debt.)

During the three months ended June 30, 2015, the Company issued 500,000 shares of common stock valued at $30,000, to an investor relations consulting firm.    The Company, in connection with the issuance of $705,000 in principal of an 11% Convertible Debenture, the Company issued 303,231 shares of common stock valued at $28,080 and warrants to purchase 705,000 shares of common stock at an exercise price of $.10 per share.  The Company also issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $.08 with a term of five years pursuant to an agreement with a financial consultant.  The warrants were valued at $285,305 using the Black Scholes pricing model relying on the following assumptions: volatility 143.36% to 150.93%; annual rate of dividends 0%; discount rate 0.15% to 1.75%.

During the three months ended September 30, 2015, the Company issued 461,539 shares of common stock valued at $46,154, to an investor relations consulting firm.  The Company also issued warrants to purchase 400,000 shares of common stock at an exercise price of $.10 with a term of five years to four of its consultants (100,000 warrants per consultant) working in research and development.  The warrants have a term of five years and are fully vested.  The warrants were valued at $36,540 using the Black Scholes pricing model relying on the following assumptions: volatility 152.53%; annual rate of dividends 0%; discount rate 0. 075%.

During the three months ended September 30, 2015, the Company, in connection with the issuance of $500,000 in principal of an 11% Convertible Debenture, issued 171,818 shares of common stock valued at $18,000 and warrants to purchase 500,000 shares of common stock at an exercise price of $.10 per share.

During the three months ended December 31, 2015, the Company, in connection with the issuance of $500,000 in principal of an 11% Convertible Debenture, issued 225,000 shares of common stock valued at $18,000 and warrants to purchase 500,000 shares of common stock at an exercise price of $.10 per share.

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

On April 6, 2015 the Company issued warrants to purchase 50,000 shares of common stock at $.085.  The warrants were valued at $3,800 using the Black Scholes pricing model relying on the following assumptions: volatility 143.17%; annual rate of dividends 0%; discount rate 1.31%.  On May 13, 2015, the Company issued warrants to purchase 50,000 shares of common stock at $.08.  The warrants were valued at $3,582 using the Black Scholes pricing model relying on the following assumptions: volatility 143.464%; annual rate of dividends 0%; discount rate 1.57%.  On August 13, 2015, the Company issued warrants to purchase 50,000 shares of common stock at $.11.  The warrants were valued at $5,019 using the Black Scholes pricing model relying on the following assumptions: volatility 152.05%; annual rate of dividends 0%; discount rate 0.72%.  On November 13, 2015, the Company issued warrants to purchase 50,000 shares of common stock at $.08.  The warrants were valued at $3,652 using the Black Scholes pricing model relying on the following assumptions: volatility 151.81%; annual rate of dividends 0%; discount rate 1.2%.

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	December 31, 2015		December 31, 2014
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	9,053,005	$0.16	16,900,539	$0.17
Issued	7,192,500	0.09	3,149,700	0.16
Exercised	0	-	(2,040,000)	0.13
Cancelled	(96,575)	0.14	(110,137)	0.31
Expired	(1,443,112)	0.13	(8,847,097)	0.17

Outstanding, end of period	14,705,818	$0.13	9,053,005	$0.16

Warrants outstanding and exercisable by price range as of December 31, 2015 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted
		Remaining			Average
Range of	Number	Contractual Life in Years	Exercise Price	Number	Exercise Price

$0.08	3,175,000	4.47	$0.08	3,175,000	$0.08
0.09	184,110	3.86	0.09	184,110	0.09
0.10	3,802,200	4.50	0.10	3,802,200	0.10
0.12	2,735,368	1.13	0.12	2,735,368	0.12
0.14	50,000	3.62	0.14	50,000	0.14
0.15	2,485,274	2.30	0.15	2,485,274	0.15
0.17	50,000	3.25	0.17	50,000	0.17
0.19	100,000	2.12	0.19	100,000	0.19
0.20	250,000	1.33	0.20	250,000	0.20
0.22	477,004	0.84	0.22	477,004	0.22
0.25	707,000	2.52	0.25	707,000	0.25
0.30	250,000	2.91	0.30	250,000	0.30
0.33	250,000	2.50	0.33	250,000	0.33
0.36	39,863	0.84	0.36	39,863	0.36
0.38	100,000	1.56	0.38	100,000	0.38
0.40	50,000	1.87	0.40	50,000	0.40

	14,705,818	1.79		14,705,818	$0.13

NOTE 11- OTHER INCOME (EXPENSE)

On July 15, 2014, the Company settled a dispute with one of its vendors.  The settlement agreement calls for the Company to make 10 payments of $6,250.  If the payments are not made timely, a total liability of $97,463 out of the gross amount recorded on the Company’s books of $191,146 will be due.  As a result of this settlement, the difference of $93,683 is recognized as other income for the period ending September 30, 2014.  An additional amount of $34,927 has been recognized as other income for the period ending December 31, 2015.

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

NOTE 12- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated, December 16, 2011. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’’ notice prior to the expiration of the term of the agreement.  Mr. Dahl will be compensated as follows: he will receive an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  As of December 31, 2015, none of the milestones referred to had been achieved and there has been no notice of contract termination.

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operation or cash flows.

Workers’ Compensation

The Company does not carry workers’ compensation insurance, which covers on the job injury.

NOTE 13 - RELATED PARTY TRANSACTIONS

Loan Payable – Related Party

See Note 6 Loan Payable – Related Party for disclosure of loan payable to related Parties

Executive Compensation

See Note 10 – Stockholder’ Deficiency for disclosure of compensation to the Chief Financial Officer.

Employment Agreement

See Note 12 – Commitments and Contingencies for disclosure of the Employment Agreement with the Chief Executive Officer.

NOTE 14 - INCOME TAXES

At December 31, 2015 the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $30,500,000, which may be applied against future taxable income, if any, at various dates from 2015 through 2035. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2015 the Company had a deferred tax asset of approximately $12,200,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal and State Statutory Rate of 40% and the Company’s effective tax rate of 0% is due to a decrease in the valuation allowance of approximately $4,880,000 in 2015.

NOTE 15 – SUBSEQUENT EVENTS

CONVERTIBLE DEBT: HEP Investments, LLC

During the period January 1, 2016 through March 29, 2016, HEP Investments, LLC, a related party, advanced the Company an additional $1,000,000.  The Company recorded a debt discount in the amount of $1,000,000 for the $1,000,000 transaction.  The Company issued to the Lender for aggregate consideration of $1,000,000, two 11% convertible notes, and warrants to purchase 1,000,000 shares of common stock at an exercise price of $.10 for a term of five years.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of two years, subject to the Lender’s right to extend the term, and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.  In accordance with EITF 00-27, the Company valued the beneficial conversion feature and recorded the amount of $937,430 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $62,570 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt.

HEP Investments has reached a $8,605,902 balance (including monies advanced since September 2011) and $8,427,200 these advances have been converted into convertible debt.

EXHIBIT INDEX

Exhibit Number	Title

3.13	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.11	Amendment to Articles of Incorporation of the Company, dated July 24, 2012	(2)
3.12	Amended Articles of Incorporation dated October 16, 2014 for name change	(3)
3.2	Amended and restated By-laws of the Company	(4)

10.04	Security Agreement with HEP Investments, LLC ($100K loan) dated September 8, 2011	(5)
10.05	Senior Secured Note with HEP Investments, LLC ($100K loan) dated September 8, 2011	(6)
10.06	Loan Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(7)
10.07	Senior Secured Note with HEP Investments, LLC ($2M loan) dated December 2, 2011	(8)
10.08	Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(9)
10.09	IP Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(10)
10.10	Investor Rights Agreement with Venture Group, LLC ($500K loan) dated November 8, 2011	(11)
10.14	Subscription Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(12)
10.15	Subordinated Convertible Note with Venture Group, LLC ($500K loan) dated January 27, 2012	(13)
10.16	Warrant Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(14)
10.17	Security Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(15)
10.18	Termination Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012 (terminating agreements with Venture Group, LLC dated November 8, 2011)	(16)
10.19	Termination Agreement with Oxford Holdings, LLC, dated January 26, 2012	(17)
10.20	License Agreement between Zus Health LLC and the Company dated September 2, 2010	(18)
10.21	Lease Agreement between the Company and BCO, LLC dated February 28, 2011	(19)
10.22	Employment Agreement with Andrew Dahl, the Registrant’s CEO	(20)
10.23	Employment Agreement with John Gorman, the Registrant’s EVP – Operations	(21)
10.24	Amended and Restated Senior Secured Convertible Promissory Note and the First Amendment to Loan Agreement with HEP Investments, LLC dated April 15, 2013	(22)
10.25	Asset Purchase Agreement with Essex Angel Capital Inc. dated April 15, 2013	(23)
10.26	Second Amendment to Loan Agreement with HEP Investments, LLC dated December 16, 2013	(24)
10.27	Third Amendment to Loan Agreement with HEP Investments, LLC dated March 17, 2014	(25)
10.28	Third Amendment to Loan Agreement with HEP Investments, LLC dated July 1, 2014	(26)
10.29	Fourth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated July 1, 2014	(27)
10.30	Change of Control Agreement dated August 10, 2014	(28)
10.31	Fourth Amendment to Loan Agreement with HEP Investments, LLC dated December 1, 2014	(29)
10.32	Fifth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated December 1, 2014	(30)
10.33	Fifth Amendment to Loan Agreement with HEP Investments, LLC dated April 28, 2015	(31)
10.34	Sixth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated April 28, 2015	(32)
10.35	Amended and Restated Change of Control Agreement dated April 9, 2015	(33)
10.36	Sixth Amendment to Loan Agreement with HEP Investments, LLC dated December 31, 2015	(34)
10.37	Seventh Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated December 31, 2014	(35)
10.38	Amended and Restated Change of Control Agreement dated December 31, 2015	(36)
14.1	Code of Ethics	*
21	Subsidiaries of the Registrant	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Filed herewith

(1) Filed as Exhibit 3.13 to the Registrant’s Form 8K filed with the Commission on June 29, 2015 and incorporated herein by this reference.

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

(31) Filed as Exhibit 10.33 to Form 8K filed with the Commission on May 1, 2015 and incorporated by this reference.

(32) Filed as Exhibit 10.34 to Form 8K filed with the Commission on May 1, 2015 and incorporated by this reference.

(33) Filed as Exhibit 10.35 to Form 8K filed with the Commission on April 9, 2015 and incorporated by this reference.

(34) Filed as Exhibit 10.36 to Form 8K filed with the Commission on January 7, 2016 and incorporated by this reference.

(35) Filed as Exhibit 10.37 to Form 8K filed with the Commission on January 7, 2016 and incorporated by this reference.

(36) Filed as Exhibit 10.38 to Form 8K filed with the Commission on January 7, 2016 and incorporated by this reference.