Form 10-Q
period 2016-03-31
Zivo Bioscience, Inc.
filed 2016-05-13
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 132,674,276 shares of common stock, $0.001 par value, outstanding at May 13, 2016.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$259,229	$16,589
Prepaid Expenses	52,869	12,341
Total Current Assets	312,098	28,930
PROPERTY AND EQUIPMENT, NET	37,500	43,750
TOTAL ASSETS	$349,598	$72,680

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,250,246	$1,325,659
Loans Payable, Related Parties	337,922	337,107
Convertible Debenture Payable, less discount of $317,899 and $385,190 at March 31, 2016 and December 31, 2015, respectively
	1,654,301	1,224,510
Accrued Liabilities	2,336,068	2,083,634
Total Current Liabilities	5,578,537	4,970,910
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $1,808,381 and $1,458,741 at March 31, 2016 and December 31, 2015, respectively
	4,886,619	4,598,759
Total Long Term Liabilities	4,886,619	4,598,759

TOTAL LIABILITIES	10,465,156	9,569,669
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 300,000,000 shares authorized 132,674,276 and 132,156,776 issued and outstanding at March 31, 2016 and December 31, 2015

	132,675	132,157
Additional Paid-In Capital	38,859,387	38,085,266
Accumulated deficit	(49,107,620)	(47,714,412)
Total Stockholders' Deficit	(10,115,558)	(9,496,989)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$349,598	$72,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015

REVENUES:	$-	$-

COSTS AND EXPENSES:
General and Administrative	200,531	253,634
Professional fees and Consulting expense	127,465	99,735
Research and Development	312,561	209,073

Total Costs and Expenses	640,557	562,442

LOSS FROM OPERATIONS	(640,557)	(562,442)

OTHER INCOME (EXPENSE):
Amortization of Bond Discount	(441,931)	(518,900)
Financing costs	(54,000)	-
Deferred financing costs	-	(19,575)
Finance costs paid in stock	(36,000)	(34,200)
Interest expense	(600)	(600)
Interest expense – related parties	(220,120)	(151,467)
Total Other Income (Expense)	(752,651)	(724,742)

NET LOSS	$(1,393,208)	$(1,287,184)

BASIC AND DILUTED LOSS PER SHARE
	$(0.01)	$(0.01)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING

	132,394,633	129,559,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015

Cash Flows for Operating Activities:
Net Loss	$(1,393,208)	$(1,287,184)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered - Related Party	3,771	-
Warrants issued for Director Fees	10,588	4,991
Stock and warrants issued for Finance Costs	36,000	34,200
Amortization of bond discount	441,931	518,900
Depreciation expense	6,250	6,250
Changes in assets and liabilities:
(Increase) in prepaid expenses	(40,528)	(77,799)
Increase (decrease) in accounts payable	(75,413)	156,832
Increase in accrued liabilities	252,434	242,042
Net Cash (Used) by Operating Activities	(758,175)	(401,768)

Cash Flows from Investing Activities:	-	-

Cash Flow from Financing Activities:
Proceeds of loan payable, related party, net	815	391
Proceeds from issuance of convertible debentures	1,000,000	362,500
Proceeds from issuance of common stock and exercise of warrants	-	48,500
Net Cash Provided by Financing Activities	1,000,815	411,392

Increase in Cash	242,640	9,624

Cash at Beginning of Period	16,589	1,383
Cash at End of Period	$259,229	$11,007

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2016:

During the quarter ended March 31, 2016, the Company recorded $724,280 in discounts on 11% convertible debentures.

Three Months Ended March 31, 2015:

During the quarter ended March 31, 2015, the Company recorded $211,501 in discounts on 11% convertible debentures.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2015 consolidated audited financial statements and Notes thereto included in the Annual Report on Form 10-K filed with the SEC on March 29, 2016.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016, or any other period.

The Company incurred a net loss of $1,393,208 for the three months ended March 31, 2016.  In addition, the Company had a working capital deficiency of $5,266,439 and a stockholders’ deficit of $10,115,558 at March 31, 2016.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first three months of 2016, the Company raised $1,000,000 from the issuance of convertible debt.  There can be no assurance that the Company will be able to raise additional capital.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned subsidiaries, Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., WellMetris, LLC, and Zivo Biologic, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At March 31, 2016, the Company did not have any cash equivalents.

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

The carrying amounts of cash and equivalents, prepaid expenses, accounts payable, accrued expenses, loans payable - related parties and the current portion of convertible debt all approximate fair value because of the short maturity of these instruments.  The recorded value of long-term convertible debt approximates fair value as the terms and rates approximate market rates.

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

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the three months ended March 31, 2016 and 2015, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were approximately $313,000 and $209,000 for the quarters ended March 31, 2016 and 2015, respectively.

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

During the three months ended March 31, 2016 and 2015, warrants were granted to employees, directors and consultants of the Company.  As a result of these grants, the Company recorded compensation expense of $14,359 and $4,991 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected volatility	168.01% to 169.28%	128.36%
Expected dividends	0%	0%
Expected term	5 years	53years
Risk free rate	.78% to .97%	.68%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of its employee warrants.

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of March 31, 2016, consisted of 84,319,934 common shares from convertible debentures and related accrued interest and 15,780,818 common shares from outstanding warrants. Potentially dilutive securities as of March 31, 2015, consisted of 52,496,746 common shares from convertible debentures and related accrued interest and 8,512,393 common shares from outstanding warrants.   For the three months ended March 31, 2016 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the three months ended March 31, 2016 and 2015.

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

Future Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers”. ASU 2014-09 superseded the revenue recognition requirements in “Revenue Recognition (Topic 605) ,” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 is not expected to have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2016 and December 31, 2015 consists of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000

	100,000	100,000
Less accumulated depreciation and amortization	(62,500)	(56,250)

	$37,500	$43,750

Depreciation and amortization was $6,250 and $6,250 for the three months ended March 31, 2016 and 2015 respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOAN PAYABLE, RELATED PARTIES

During 2015, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, advanced the Company $21,735, for a total advanced as of December 31, 2015 of $156,405, which amount remained unpaid as of March 31, 2016.  The Company has agreed to pay 11% interest on this loan.  As of March 31, 2016 and December 31, 2015 accrued interest on this indebtedness totaled $24,136 and $19,835, respectively, and is included in Accrued Liabilities on the Condensed Consolidated Balance Sheet.

As of December 31, 2015, there were outstanding advances of $2,000 from the Company's Officers. These funds were repaid during the first quarter of 2016.

During the year ended December 31, 2015, HEP Investments, LLC loaned the Company $2,246,202 (see Note 5 - Convertible Debt). Pursuant to the terms of our agreement with HEP Investments, $2,067,500 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $178,702 in Loan Payable, Related Party as of December 31, 2015.  During the quarter ended March 31, 2016, HEP Investments, LLC loaned the Company $1,002,815 (see Note 5 - Convertible Debt). Pursuant to the terms of our agreement with HEP Investments, $1,000,000 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $181,517 in Loan Payable – Related Party as of March 31, 2016.

NOTE 5 – CONVERTIBLE DEBT

HEP Investments, LLC

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through December 31, 2015: (i) a Loan Agreement under which the Lender has agreed to advance up to $12,500,000 to the Company, subject to certain conditions, and (ii) a Convertible Secured Promissory Note in the principal amount of $12,500,000 (“Note”) (of which $8,427,200 has been advanced as of March 31, 2016) and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.  The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan.  These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

During the year ended December 31, 2015, the Company recorded a debt discount, related to the $2,067,500 of Notes described previously, in the amount of $1,916,501, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates,” to certain convertible instruments. In accordance with EITF 00-27, the Company valued the beneficial conversion feature and recorded the amount of $1,773,078 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $143,423 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt.   Amortization of discounts was $1,866,842 for the year ended December 31, 2015.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – (continued)

HEP Investments, LLC - (continued)

Amounts as of March 31, 2016 advanced under the Note (i) are convertible into the Company’s restricted common stock according to the following schedule: (A) $3,152,200 at $.10 per share, (B) $2,600,000 at $.12 per share, (C) $1,285,000 at $.15 per share, (D) $640,000 at $.22 per share, and (E) $750,000 at $.30 per share, (ii) bear interest at the rate of 11% per annum.  The Seventh Amended and Restated Senior Secured Convertible Promissory Note (effective December 31, 2015) resets the Due Dates of Tranches 1 through 13 (totaling $3,740,000) to October 17, 2017, the remaining Tranches must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”  The Lender has converted $60,000 of the debt (convertible at $.12 per share) through the date of this report.  Any Note that has not yet matured may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

During the three months ended March 31, 2016, the Company recorded a debt discount, related to the $1,000,000 of Notes issued in the current quarter, in the amount of $724,280, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates,” to certain convertible instruments. In accordance with EITF 00-27, the Company valued the beneficial conversion feature and recorded the amount of $686,813 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $37,468 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt.

Other Debt

In September 2014, the Lender agreed to rolling 30 day extensions until notice is given to the Company to the contrary. The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	March 31, 2016	December 31, 2015
	(Unaudited)
1% Convertible notes payable, due April 2016	$240,000	$240,000

11% Convertible note payable - HEP Investments, LLC, a related party, net of unamortized discount of $2,126,280 and $1,843,931, respectively, due at various dates ranging from April 2016 to March 2018	6,300,920	5,583,269
	6,540,920	5,823,269
Less: Current portion	1,654,301	1,224,510

Long term portion	$4,886,619	$4,598,759

Amortization of the debt discount on the remaining notes was $441,931 and $518,900 for the three months ended March 31, 2016 and 2015, respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS’ DEFICIT

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

The Company recorded directors’ fees of $4,991 during the three months ended March 31, 2015, representing the fees expensed and the value of the vested warrants.

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 125,000 shares of common stock to Robert O. Rondeau, a new Director, in March 2016, at an exercise price of $.09 per share.  The warrants have a term of five years and vest immediately.  The warrants were valued at $10,588 using the Black Scholes pricing model relying on the following assumptions: volatility 168.01%; annual rate of dividends 0%; discount rate 0.97%.  In addition, Mr. Rondeau will receive $10,000 for each annual term served, paid quarterly.

Stock Issuances

During the three months ended March 31, 2015, the Company received proceeds of $48,500 from the issuance of 970,000 shares of common stock.

During the three months ended March 31, 2015, in connection with the issuance of $362,500 in principal of 11% Convertible Debenture the Company also issued 151,329 shares of common stock valued at $13,050 and a warrant to purchase 362,500 shares of common stock at an exercise price of $.10 per share.

During the three months ended March 31, 2016, in connection with the issuance of $1,000,000 in principal of 11% Convertible Debenture the Company issued 517,500 shares of common stock valued at $36,000 and a warrant to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS’ DEFICIT (Continued)

A summary of the status of the Company’s warrants is presented below.

	March 31, 2016		December 31, 2015
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	14,705,818	$ 0.13	9,053,005	$ 0.16
Issued	1,175,000	0.10	7,192,500	0.09
Exercised	-	-	-	-
Cancelled	-	-	(96,575)	0.14
Expired	(100,000)	0.12	(1,443,112)	0.13
Outstanding, end of period	15,780,818	$ 0.13	14,705,818	$ 0.13

Warrants outstanding and exercisable by price range as of March 31, 2016 were as follows:

Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$0.08	3,225,000	4.41	$0.08	3,225,000	$0.08
0.085	50,000	4.02	0.085	50,000	0.085
0.088	50,000	4.12	0.088	50,000	0.088
0.09	209,110	3.44	0.09	209,110	0.09
0.10	4,802,200	4.87	0.10	4,802,200	0.10
0.12	2,635,368	1.28	0.12	2,635,368	0.12
0.14	50,000	3.37	0.14	50,000	0.14
0.15	2,485,274	2.05	0.15	2,485,274	0.15
0.17	50,000	3.00	0.17	50,000	0.17
0.19	100,000	1.87	0.19	100,000	0.19
0.20	250,000	1.08	0.20	250,000	0.20
0.22	477,004	0.59	0.22	477,004	0.22
0.25	707,000	2.27	0.25	707,000	0.25
0.30	250,000	2.66	0.30	250,000	0.30
0.33	250,000	2.25	0.33	250,000	0.33
0.36	39,863	0.59	0.36	39,863	0.36
0.38	100,000	0.53	0.38	100,000	0.38
0.40	50,000	0.69	0.40	50,000	0.40

	15,780,818	1.78		15,780,818	$0.13

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl is compensated as follows:  he receives an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  As of March 31, 2016, none of the milestones referred to had been achieved and there has been no notice of contract termination.

NOTE 8 - SUBSEQUENT EVENTS

11% Convertible Debt - HEP Investments, LLC / Loans Payable - Related Party

During the period April 1, 2016 through May 13, 2016, HEP Investments, LLC, a related party, advanced the Company an aggregate of $65,000, bringing the Company’s total indebtedness to HEP Investments to $8,673,717.  $8,427,200 of this amount has been classified as 11% Convertible Debt - HEP Investments, LLC.  The remaining portion of $246,517 of the advances from HEP Investments, LLC referenced above will remain classified as a Loan Payable – Related Party until such time as the next tranche is completed by HEP.

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

•

our goal to generate revenues and become profitable;

•

regulation of our product;

•

market acceptance of our product and derivatives thereof;

•

the results of current and future testing of our product;

•

the anticipated performance and benefits of our product;

•

the ability to generate licensing fees; and

•

our financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.

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

Results of Operations for the three months ended March 31, 2016 and 2015

Overview:

ZIVO has a unique and complex algal culture which we believe produces natural bioactive compounds that promote health benefits in animals and humans. We have put in place a business model in which we would derive future income from licensing and selling natural bioactive ingredients that may be derived from or are initially based on the algae cultures. We expect that these planned new products will likely be sold to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will likely be made by contracted ingredient manufacturers and then sold by us to animal food, dietary supplement and medical food processors and/or name-brand marketers. Further, we expect to license our bioactive molecules as lead compounds or templates for synthetic variants intended for therapeutic applications.

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

Net Sales.

We had no sales during the three months ended March 31, 2016 and 2015.

Cost of Sales.

We had no cost of sales during the three months ended March 31, 2016 and 2015.

General and Administrative Expenses.

General and administrative expenses were $200,531 for the three months ended March 31, 2016, as compared to $253,634 for the comparable prior period.  The decrease in general and administrative expense during 2016 is due primarily to reduced business activity resulting from the lack of availability of sufficient funding.

Professional and Consulting Expenses.

Professional and consulting expenses were $127,465 for the three months ended March 31, 2016, as compared to $99,735 for the comparable prior period.  The increase in professional and consulting expense during 2016 is due primarily to an increase of $19,000 in investor relation fees, an increase of $12,000 in filing and listing fees, an increase of $5,000 in director fees, an increase of $5,000 in legal fees, offset by a reduction in accounting fees of $14,000.

Research and Development Expenses.

For the three months ended March 31, 2016, we incurred $312,561 on research and development expenses ($160,102 related to Zivo and $152,459 related to WellMetris), as compared to $209,073 for the comparable period in 2015 ($159,668 related to Zivo and $49,406 related to WellMetris).  These expenses are mainly comprised of costs associated with external research.  To the extent that we are able to raise sufficient funding, our research and development costs (for Zivo) will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. For WellMetris, the Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy cholesterol balance.

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

As of May 9, 2016, we had a cash balance of approximately $28,000.  We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the quarter ended March 31, 2016, we incurred negative cash flows from operations of $758,175.  As of March 31, 2016, we had a working capital deficiency of $5,266,439 and a stockholders’ deficiency of $10,115,558. Although we recently raised a limited amount of capital, we have a near term need for additional capital.

During the three months ended March 31, 2016, our operating activities used $758,175 in cash, an increase of $356,407 from the comparable prior period.  The approximate $356,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $106,000 increase in net loss, a decrease of $70,000 in non-cash expenses (primarily the amortization of bond discount) and $185,000 of changes made up of an (increase) in prepaid expenses - $37,000, a (decrease) in accounts payable - $232,000, and an (increase) in accrued liabilities - $10,000.

Our financing activities generated approximately $1,001,000, an approximately $589,000 increase from the comparable prior period. The increase in cash provided by financing activities was due to an increase in proceeds of $639,000 the issuance of convertible debentures, offset by a decrease of $48,000 from the sale of common stock and the exercise of common stock warrants as compared to the prior period.

Although we raised a limited amount of capital during 2015 and the first quarter of 2016, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research program.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2016, the Company did not issue any shares of common stock.

Item 5. Other Information

From April 1, 2016 to May13, 2016, we received $65,000 from HEP Investments.

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

Date: May 13, 2016

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