Form 10-Q
period 2016-06-30
Zivo Bioscience, Inc.
filed 2016-08-12
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 132,876,776 shares of common stock, $0.001 par value, outstanding at August 12, 2016.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$25,733	$16,589
Prepaid Expenses	33,863	12,341
Total Current Assets	59,596	28,930
PROPERTY AND EQUIPMENT, NET	31,250	43,750
TOTAL ASSETS	$90,846	$72,680

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,111,080	$1,325,659
Loan Payable – Related Parties	379,422	337,107
Convertible Debenture Payable, less discount of $435,207 and $385,190 at June 30, 2016 and December 31, 2015	2,241,993	1,224,510
Accrued Liabilities	2,603,794	2,083,634
Total Current Liabilities	6,336,289	4,970,910
Convertible Debenture Payable, less discount of $1,370,631 and $1,458,741 at June 30, 2016 and December 31, 2015	4,869,369	4,598,759
Total Long term Liabilities	4,869,369	4,598,759

TOTAL LIABILITIES	11,205,658	9,569,669
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 300,000,000 shares authorized 132,786,776 and 132,156,776 issued and outstanding at June 30, 2016 and December 31, 2015	132,787	132,157
Additional Paid-In Capital	40,153,860	38,085,266
Accumulated deficit	(51,401,459)	(47,714,412)
Total Stockholders' Deficit	(11,114,812)	(9,496,989)
	$90,846	$72,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months ended	Months ended	Months ended	Months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUES:	$-	$-	$-	$-

COSTS AND EXPENSES:
General and Administrative	204,138	191,278	404,669	383,846
Professional fees and Consulting expense	1,163,264	504,007	1,290,728	664,808
Research and Development	162,710	346,500	475,271	555,573

Total Costs and Expenses	1,530,112	1,041,785	2,170,668	1,604,227

LOSS FROM OPERATIONS	(1,530,112)	(1,041,785)	(2,170,668)	(1,604,227)

OTHER INCOME (EXPENSE):
Other Income	-	34,963	-	34,963
Amortization of Debt Discount	(507,187)	(446,069)	(949,118)	(964,969)
Financing Costs	(13,500)	(387,980)	(67,500)	(422,180)
Deferred financing costs	-	-	-	(19,575)
Finance costs paid in stock	(9,000)	-	(45,000)	-
Interest expense	(600)	-	(1,200)	-
Interest expense – related parties	(233,441)	(168,807)	(453,561)	(320,874)
Total Other Income (Expense)	(763,728)	(967,893)	(1,516,379)	(1,692,635)

NET LOSS	$(2,293,840)	$(2,009,678)	$(3,687,047)	$(3,296,862)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.03)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	132,729,908	130,440,688	132,562,271	130,002,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2016	June 30, 2015
Cash Flows for Operating Activities:
Net Loss	$(3,687,047)	$(3,296,862)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered – related party	7,548	7,380
Stock and warrants issued for services rendered	1,095,064	315,305
Stock and warrants issued for financing costs	45,000	-
Warrants issued for Directors' Fees	10,588	9,912
Finance costs paid in stock and warrants – related party	-	384,111
Amortization of bond discount	949,117	964,969
Depreciation expense	12,500	12,500
Changes in assets and liabilities:
(Increase) in prepaid expenses	(21,523)	(15,283)
(Decrease) in accounts payable	(214,579)	(38,661)
Increase in accrued liabilities	520,160	402,342
Net Cash (Used) by Operating Activities	(1,283,172)	(1,254,287)

Cash Flows from Investing Activities:	-	-
	-	-

Cash Flow from Financing Activities:
Repayment of Loan Payable, related party	-	(6,344)
Proceeds of Loan Payable, related party	42,316	159,235
Proceeds from issuance of 11% convertible debentures	1,250,000	1,067,500
Proceeds from sale of common stock and exercise of warrants	-	48,500
Net Cash Provided by Financing Activities	1,292,316	1,268,891

Increase in Cash	9,144	14,604
Cash at Beginning of Period	16,589	1,383
Cash at End of Period	$25,733	$15,987

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (cont’d)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2016:

During the quarter ended March 31, 2016, the Company recorded $724,280 in discounts on 11% convertible debentures.

During the quarter ended June 30, 2016, the Company recorded $186,744 in discounts on 11% convertible debentures.

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

The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016, or any other period.

The Company had a net loss of $3,687,047 and $3,296,862 for the six months ended June 30, 2016 and 2015, respectively. In addition, the Company had a working capital deficiency of $6,276,692 and a stockholders’ deficit of $11,114,812 at June 30, 2016. For the six months ended June 30, 2016 and 2015, the Company had no revenue, and was entirely dependent on debt issuance and capital raising activities to fund its operations. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first six months of 2016, the Company raised $1,250,000 from the issuance of Convertible Debt and $42,316 from net loans payable to related parties.  There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At June 30, 2016, the Company did not have any cash equivalents.

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

The Company’s financial instruments include cash, prepaid expenses, accounts payable, accrued liabilities and loans payable - related parties.  All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash, prepaid expenses, accounts payable, accrued liabilities, loans payable - related parties and the current portion of convertible debt all approximate fair value because of the short maturity of these instruments.  The recorded value of long-term convertible debt approximates fair value as the terms and rates approximate market rates.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. For the six months ended June 30, 2016 and 2015, the Company had no revenue.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the six months ended June 30, 2016 and 2015, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were approximately $475,000 and $556,000 for the six months ended June 30, 2016 and 2015, respectively.

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

During the six months ended June 30, 2016 and 2015, as a result of the vesting of warrants to directors and the issuances of warrants to certain employees, directors and consultants, the Company recorded stock based compensation expense of $1,113,200 and $302,599 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
	2016	2015
Expected volatility	168.01% to 170.23%	128.36% to 155.43%
Expected dividends	0%	0%
Expected term	5 years	3 – 5 years
Risk free rate	.76% to.97%	.51% to 1.75%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities as of June 30, 2016, consisted of 88,195,105 common shares from convertible debentures and related accrued interest and 30,530,818 common shares from outstanding warrants. Potentially dilutive securities as of June 30, 2015, consisted of 60,515,395 common shares from convertible debentures and related accrued interest and 12,402,393 common shares from outstanding warrants. For the six months ended June 30, 2016 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising Costs

Advertising costs are charged to operations when incurred. There were no advertising costs for the six months ended June 30, 2016 and 2015, respectively.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2016 and December 31, 2015 consists of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000

	100,000	100,000
Less accumulated depreciation and amortization	(68,750)	(56,250)

	$31,250	$43,750

Depreciation and amortization was $12,500 and $12,500 for the six months ended June 30, 2016 and 2015 respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOAN PAYABLE, RELATED PARTIES

During 2015, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, advanced the Company $21,735, for a total advanced as of December 31, 2015 of $156,405, which amount remained unpaid as of June 30, 2016.  The Company has agreed to pay 11% interest on this loan.  As of June 30, 2016 and December 31, 2015 accrued interest on this indebtedness totaled $28,437 and $19,835, respectively, and is included in Accrued Liabilities on the Condensed Consolidated Balance Sheet.

As of December 31, 2015, there were outstanding advances of $2,000 from the Company's Officers. These funds were repaid during the first quarter of 2016 and there are no outstanding liabilities owed to Officers as of June 30, 2016.

During the year ended December 31, 2015, HEP Investments, LLC loaned the Company $2,246,202 (see Note 5 - Convertible Debt). Pursuant to the terms of the agreement with HEP Investments, $2,067,500 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $178,702 as of December 31, 2015.  During the six months ended June 30, 2016, HEP Investments, LLC loaned the Company $1,294,315 (see Note 5 - Convertible Debt). Pursuant to the terms of the agreement with HEP Investments, $1,250,000 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $223,017 as of June 30, 2016.

NOTE 5 – CONVERTIBLE DEBT

HEP Investments, LLC

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through December 31, 2015: (i) a Loan Agreement under which the Lender has agreed to advance up to $12,500,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $12,500,000 (“Note”) (of which $8,677,200 has been advanced as of June 30, 2016) and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.  The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT – (continued)

During the six months ended June 30, 2016, the Company recorded a debt discount, related to the $1,250,000 of Notes issued in the amount of $911,024, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates,” to certain convertible instruments. In accordance with EITF 00-27, the Company valued the beneficial conversion feature and recorded the amount of $860,530 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $50,494 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. During the six months ended June 30, 2015, the Company recorded a deferred debt discount in the amount of $916,501, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants.  The Company valued the beneficial conversion feature and recorded the amount of $528,040 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $388,461 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital.  The Company is amortizing the debt discount over the term of the debt.   Amortization of debt discounts were $949,117 and $964,969 for the six months ended June 30, 2016 and 2015, respectively.

Amounts as of June 30, 2016 advanced under the Note (i) are convertible into the Company’s restricted common stock according to the following schedule: (A) $3,402,200 at $.10 per share, (B) $2,600,000 at $.12 per share, (C) $1,285,000 at $.15 per share, (D) $640,000 at $.22 per share, and (E) $750,000 at $.30 per share, (ii) bear interest at the rate of 11% per annum.  The Seventh Amended and Restated Senior Secured Convertible Promissory Note (effective December 31, 2015) resets the Due Dates of Tranches 1 through 13 (totaling $3,740,000) to October 17, 2017, the remaining Tranches must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”  The Lender has converted $60,000 of the debt (convertible at $.12 per share) through the date of this report.  In July 2016, the Lender agreed to rolling 30 day extensions until notice is given to the Company to the contrary.  Any Note that has not yet matured may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

Other Debt

In September 2014, the Lender of the 1% Convertible notes payable agreed to rolling 30 day extensions until notice is given to the Company to the contrary.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	June 30, 2016	December 31, 2015
	(Unaudited)
1% Convertible notes payable, due July 2016	$240,000	$240,000

11% Convertible note payable - HEP Investments, LLC, a related party, net of unamortized discount of $1,805,838 and $1,843,931, respectively, due at various dates ranging from July 2016 to May 2018	6,871,362	5,583,269
	7,111,362	5,823,269
Less: Current portion	2,241,993	1,224,510

Long term portion	$4,869,369	$4,598,759

Amortization of the debt discount on the remaining notes was $949,118 and $964,969 for the six months ended June 30, 2016 and 2015, respectively.

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

On September 10, 2015, the board of directors amended its policy for the compensation of its directors. The Board granted to each of its Directors warrants to purchase 250,000 shares of common stock at an exercise price of $.10 per share. The warrants have a term of five years and vest immediately. The unvested portion of the previously granted warrants were cancelled due to the Company’s change to a program where all director warrant grants are made once per year at the same time. As such, Mr. Rice’s unvested warrant of 15,890 shares and Mr. Cox’s unvested warrant of 36,986 were cancelled.

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

The Company recorded directors’ fees of $30,588 and $29,912 for the six months ended June 30, 2016 and 2015, respectively, representing the fees expensed and the value of the vested warrants described above.

Stock Based Compensation

During the six months ended June 30, 2016, the Company issued warrants to purchase 14,500,000 shares of common stock at an exercise price of $.08 with a term of 5 years pursuant to agreements with financial consultants.  The warrants were valued at $1,095,063 using the Black Scholes pricing model relying on the following assumptions: volatility 170.07%; annual rate of dividends 0%; discount rate 0.89%.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT – (continued)

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

On March 29, 2016 the Company issued warrants to purchase 50,000 shares of common stock at $.08.  The warrants were valued at $3,771 using the Black Scholes pricing model relying on the following assumptions: volatility 169.28%; annual rate of dividends 0%; discount rate 0.78%.  On May 13, 2016, the Company issued warrants to purchase 50,000 shares of common stock at $.08.  The warrants were valued at $3,777 using the Black Scholes pricing model relying on the following assumptions: volatility 170.23%; annual rate of dividends 0%; discount rate 0.76%.

A summary of the status of the Company’s warrants is presented below.

	June 30, 2016		December 31, 2015
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	14,705,818	$ 0.13	9,053,005	$ 0.16
Issued	15,975,000	0.08	7,192,500	0.09
Exercised	-	-	-	-
Cancelled	-	-	(96,575)	0.14
Expired	(150,000)	0.21	(1,443,112)	0.13
Outstanding, end of period	30,530,818	$ 0.105	14,705,818	$ 0.13

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS’ DEFICIT – (continued)

Warrants outstanding and exercisable by price range as of June 30, 2016 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted
		Remaining			Average
Range of	Number	Contractual Life in Years	Exercise Price	Number	Exercise Price

$0.08	18,025,000	4.52	$0.08	18,025,000	$0.08
0.085	50,000	3.77	0.085	50,000	0.085
0.088	50,000	3.87	0.088	50,000	0.088
0.09	209,110	3.20	0.09	209,110	0.09
0.10	4,802,200	4.11	0.10	4,802,200	0.10
0.12	2,635,367	1.03	0.12	2,635,367	0.12
0.14	50,000	3.12	0.14	50,000	0.14
0.15	2,485,274	1.80	0.15	2,485,274	0.15
0.17	50,000	2.75	0.17	50,000	0.17
0.19	100,000	1.96	0.19	100,000	0.19
0.20	250,000	0.83	0.20	250,000	0.20
0.22	477,004	0.34	0.22	477,004	0.22
0.25	707,000	2.02	0.25	707,000	0.25
0.30	250,000	2.41	0.30	250,000	0.30
0.33	250,000	2.00	0.33	250,000	0.33
0.36	39,863	0.34	0.36	39,863	0.36
0.38	100,000	0.28	0.38	100,000	0.38

	30,530,818	1.42		30,530,818	$0.105

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011 as amended August 11, 2016. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl is compensated as follows:  he receives an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  Further, as it relates to Company’s wholly-owned subsidiary, WellMetris, LLC (“WellMetris”), in the event the Company ceases to own a controlling interest in WellMetris for any reason whatsoever, the Company shall cause WellMetris to grant Mr. Dahl warrants to purchase a seven percent (7%) equity interest in WellMetris at the time outside funding is closed and/or at the time an event occurs whereby the Company relinquishes majority control of WellMetris.  Such Warrant shall be priced at the per-unit or per-share price at the time of the applicable closing or change of control with respect to WellMetris.  As of June 30, 2016, none of the milestones referred to had been achieved and there has been no notice of contract termination.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OTHER INCOME (EXPENSE)

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

NOTE 9 - SUBSEQUENT EVENTS

11% Convertible Debt - HEP Investments, LLC

During the period from July 1, 2016 to August 12, 2016, HEP Investments LLC funded an additional loan of $230,000.  Due to this additional funding, the Company issued to the Lender for aggregate consideration of $250,000, an 11% convertible note, and warrants to purchase 250,000 shares of common stock, at an exercise price of $.10 for a term of five years.  The Company also issued 90,000 shares of common stock as financing cost related to the issuance of the 11% convertible debt.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of two years, subject to the Lender’s right to extend the term as noted in Note 5 – Convertible Debt, and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.  The Company recorded a deferred debt discount, related to the $250,000 Note, in the amount of $113,046, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates,” to certain convertible instruments. In accordance with EITF 00-27, the Company valued the beneficial conversion feature and recorded the amount of $108,065 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $4,981 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt.

Loan Payable, Related Parties

During the period from July 1, 2016 to August 12, 2016, Mr. Maggiore advance the Company an additional $10,000, for a total advanced of $166,405.

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

Results of Operations for the Three Months ended June 30, 2016 and 2015

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

We believe there is a viable market for our Wellness Tests. According to the Center for Disease Control, cardiovascular diseases, diabetes, autoimmune diseases and cancer are the leading causes of death in the United States. The Wellness Tests are intended to identify pre-conditions to such illnesses. Such identification may allow for early intervention and reduce incidence of such illnesses or forestall their onset.  This is critically important to large employers, insurers and governmental agencies who are payers for health claims and are facing massive increases in premiums or cash outlays.

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

Net Sales.

We had no sales during the three months ended June 30, 2016 and 2015.

Cost of Sales.

We had no cost of sales during the three months ended June 30, 2016 and 2015.

General and Administrative Expenses.

General and administrative expenses were $204,138 for the three months ended June 30, 2016, as compared to $191,278 for the comparable prior period.  The increase in general and administrative expense during 2016 is primarily due to an increase in personnel expenses and travel.

Professional and Consulting Expenses.

Professional and consulting expenses were $1,163,264 for the three months ended June 30, 2016, as compared to $504,007 for the comparable prior period.  The increase in professional and consulting expense during 2016 is mainly due to the issuance of warrants to purchase 14,500,000 shares of common stock pursuant to agreements with financial consultants.  The warrants were valued at $1,095,063 and is a non-cash expense.  The prior period also included the issuance of warrants to purchase 3,125,000 shares of common stock pursuant to an agreement with a financial consultant, with the warrants valued at $285,305 (a non-cash expense). After considering the net effects of the non-cash expenses, cash related expenses were $66,000 less than the prior period due to a reduction in professional and consulting fees.

Research and Development Expenses.

For the three months ended June 30, 2016, we incurred $162,710 in research and development expenses as compared to $346,500 for the comparable period in 2015.  Of these expenses, $64,767 and $219,934 for the three months ended June 30, 2016 and 2015, respectively, are costs associated with external research relating to Zivo. Our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response.  The reduction of $155,000 from the prior period is due to the lack of available funding.

With respect to our WellMetris, LLC subsidiary, we incurred $97,943 and $126,566 in research and development expenses for the three months ended June 30, 2016 and 2015, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval.  The reduction of $29,000 from the prior period is due to the lack of available funding.

Results of Operations for the Six Months ended June 30, 2016 and 2015

Net Sales.

We had no sales during the six months ended June 30, 2016 and 2015.

Cost of Sales.

We had no cost of sales during the six months ended June 30, 2016 and 2015.

General and Administrative Expenses.

General and administrative expenses were $404,846 for the six months ended June 30, 2016, as compared to $383,846 for the comparable prior period.  The increase in general and administrative expense during 2016 is primarily due to an increase in personnel expenses and travel.

Professional and Consulting Expenses.

Professional and consulting expenses were $1,290,728 for the six months ended June 30, 2016, as compared to $664,808 for the comparable prior period.  The increase in professional and consulting expense during 2016 is mainly due to the issuance of warrants to purchase 14,500,000 shares of common stock pursuant to agreements with financial consultants.  The warrants were valued at $1,095,063 and is a non-cash expense.  The prior period also included the issuance of warrants to purchase 3,125,000 shares of common stock pursuant to an agreement with a financial consultant, with the warrants valued at $285,305 (a non-cash expense).  After considering the net effects of the non-cash expenses, cash related expenses were $39,000 less than the prior period due to a reduction in professional and consulting fees.

Research and Development Expenses.

For the six months ended June 30, 2016, we incurred $475,271 in research and development expenses, as compared to $555,573 for the comparable period in 2015.  Of these expenses, $224,869 and $379,602 for the six months ended June 30, 2016 and 2015, respectively, are costs associated with external research relating to Zivo. Our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response.  The reduction of $155,000 from the prior period is due to the lack of available funding.

With respect to our WellMetris, LLC subsidiary, we incurred $250,402 and $175,971 in research and development expenses for the first six months ended June 30, 2016 and 2015, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval.  The increase of $74,000 from the prior period is due to the focusing of available resources in this area.

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

As of August 5, 2016, we had a cash balance of approximately $125,000.  We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the period ended June 30, 2016, we incurred negative cash flows from operations of $1,283,172.  As of June 30, 2016, we had a working capital deficiency of $6,276,692 and a stockholders’ deficiency of $11,114,812. Although we recently raised a limited amount of capital, we have had difficulty raising capital and we have a near term need for significant additional capital.

During the six months ended June 30, 2016, our operating activities used $1,283,172 in cash, an increase of $28,885 from the comparable prior period.  The approximate $29,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $390,000 decrease in net income, offset by $426,000 in non-cash expenses, $176,000 of changes (decrease) in accounts payable, and $111,000 of changes (increase) in prepaid expenses and accrued liabilities.

Our financing activities generated approximately $1,292,000, an approximate $23,000 increase from the comparable prior period. The increase in cash provided by financing activities was due to an approximately $183,000 increase of proceeds from issuance of convertible debentures, offset by a decrease of approximately $111,000 of proceeds of loans from related parties and a decrease in proceeds of $49,000 from the sale of common stock and the exercise of common stock warrants.

Although we raised a limited amount of capital during 2015 and the first six months of 2016, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources.  We will still be reliant upon external financing for the continuation of our research program.

During the course of 2016, we have hired financial advisors to determine the viability of selling a portion of our WellMetris LLC subsidiary and to identify candidates to effect such a transaction.  Any such capital proceeds from this event would be used for working capital.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2016, the Company did not issue any shares of common stock.

Item 5. Other Information

From July 1, 2016 to August 6, 2016, we received $230,000 from HEP Investments and $10,000 from Mr. Maggiore.

Item 6. Exhibits

Exhibit Number	Description
10.39	Amended and Restated Employment Agreement with Andrew Dahl, the Registrant’s CEO	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.

Date: August 12, 2016

By:  /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer

List of Exhibits

Exhibit Number	Description
10.39	Amended and Restated Employment Agreement with Andrew Dahl, the Registrant’s CEO	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Furnished herewith