Form 10-Q
period 2016-09-30
Zivo Bioscience, Inc.
filed 2016-11-14
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 136,745,349 shares of common stock, $0.001 par value, outstanding at November 11, 2016.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$585,281	$16,589
Prepaid Expenses	29,257	12,341

Total Current Assets	614,538	28,930
PROPERTY AND EQUIPMENT, NET	25,000	43,750

OTHER ASSETS:
Deferred Finance Costs, net	110,372	-
TOTAL ASSETS	$749,910	$72,680

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$823,725	$1,114,426
Due to Related Party	305,734	211,233
Loan Payable – Related Parties	339,422	337,107
Convertible Debenture Payable, less discount of $293,213 and $385,190 at September 30, 2016 and December 31, 2015	2,383,987	1,224,510
Accrued Liabilities	2,848,301	2,083,634
Total Current Liabilities	6,701,169	4,970,910
Convertible Debenture Payable, less discount of $522,129 and $1,458,741 at September 30, 2016 and December 31, 2015	6,817,871	4,598,759
Total Long term Liabilities	6,817,871	4,598,759

TOTAL LIABILITIES	13,519,040	9,569,669
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 300,000,000 shares authorized 136,616,776 and 132,156,776 issued and outstanding at September 30, 2016 and December 31, 2015	136,617	132,157
Additional Paid-In Capital	39,636,094	38,085,266
Accumulated deficit	(52,541,841)	(47,714,412)
Total Stockholders' Deficit	(12,769,130)	(9,496,989)
	$749,910	$72,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	Months ended	Months ended	Months ended	Months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUES:	$-	$-	$-	$-

COSTS AND EXPENSES:
General and Administrative	195,481	225,047	600,150	608,893
Professional fees and Consulting expense	355,941	343,320	1,646,669	1,008,128
Research and Development	125,695	219,938	600,966	775,511

Total Costs and Expenses	677,117	788,305	2,847,785	2,392,532

LOSS FROM OPERATIONS	(677,117)	(788,305)	(2,847,785)	(2,392,532)

OTHER INCOME (EXPENSE):
Other Income	-	-	-	34,963
Amortization of Debt Discount	(170,757)	(450,006)	(1,119,875)	(1,414,975)
Finance Costs	(27,000)	(27,000)	(94,500)	(430,326)
Finance Costs paid in stocks and warrants – related party	(18,000)	(21,600)	(63,000)	(60,030)
Interest expense	(600)	(600)	(1,800)	(1,800)
Interest expense – related parties	(246,907)	(187,088)	(700,469)	(506,761)
Total Other Income (Expense)	(463,264)	(686,294)	(1,979,644)	(2,378,929)

NET LOSS	$(1,140,381)	$(1,474,599)	$(4,827,429)	$(4,771,461)

BASIC AND DILUTED LOSS PER SHARE
	$(0.01)	$(0.01)	$(0.04)	$(0.04)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	133,507,211	131,497,317	132,879,550	130,506,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2016	September 30, 2015

Cash Flows for Operating Activities:
Net Loss	$(4,827,429)	$(4,771,461)
Adjustments to reconcile net loss to net cash used by operating activities:

Warrants issued for services rendered – related party	10,857	12,400
Stock and warrants issued for services rendered	1,270,060	397,999
Warrants issued for Directors' Fees	69,713	126,679
Finance costs paid in stock and warrants – related party	63,000	405,711
Amortization of bond discount	1,119,875	1,414,975
Depreciation expense	18,750	18,750
Changes in assets and liabilities:
(Increase) in prepaid expenses	(16,916)	(160)
(Decrease) in accounts payable	(290,700)	(58,544)
Increase in Due to Related Party	94,500	51,644
Increase in accrued liabilities	764,667	591,647
Net Cash (Used) by Operating Activities	(1,723,623)	(1,810,360)

Cash Flows from Investing Activities:	-	-

Cash Flow from Financing Activities:
Repayment of Loan Payable, related party	-	(6,344)
Proceeds of Loan Payable, related party	2,315	219,235
Deferred Finance Costs	(60,000)	-
Proceeds from issuance of 11% convertible debentures	2,350,000	1,567,500
Proceeds from sale of common stock and exercise of warrants	-	48,500
Net Cash Provided by Financing Activities	2,292,315	1,828,891

Increase in Cash	568,692	18,531
Cash at Beginning of Period	16,589	1,383
Cash at End of Period	$585,281	$19,914

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (cont’d)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2016:

During the quarter ended March 31, 2016, the Company recorded $49,630 in discounts on 11% convertible debentures.

During the quarter ended June 30, 2016, the Company recorded $17,439 in discounts on 11% convertible debentures.

During the quarter ended September 30, 2016, the Company recorded $24,218 in discounts on 11% convertible debentures.

During the quarter ended September 30, 2016, the Company issued 900,000 common stock warrants, valued at $50,371 as Deferred Finance Costs. These warrants are exercisable at $.10 per share and expire five (5) years from the date of issuance.

Nine Months Ended September 30, 2015:

During the quarter ended March 31, 2015, the Company recorded $211,501 in discounts on 11% convertible debentures.

During the quarter ended June 30, 2015, the Company recorded $705,000 in discounts on 11% convertible debentures.

During the quarter ended June 30, 2015, the holder of 11% Convertible Debentures converted $30,000 into 250,000 shares of the Company's common stock.

During the quarter ended September 30, 2015, the Company recorded $500,000 in discounts on 11% convertible debentures.

During the quarter ended September 30, 2015, the holder of 11% Convertible Debentures converted $30,000 into 250,000 shares of the Company's common stock.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2015 consolidated audited financial statements and supplementary data included in the Annual Report on Form 10-K filed with the SEC on March 29, 2016.

The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016, or any other period.

The Company had a loss from operations of $2,847,785 and $2,392,532 for the nine months ended September 30, 2016 and 2015, respectively.  In addition, the Company had a working capital deficiency of $6,086,630 and a stockholders’ deficit of $12,769,130 at September 30, 2016.  These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.  During the first nine months of 2016, the Company raised $2,350,000 from the issuance of Convertible Debt and $2,315 from net loans payable to related parties.  There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At September 30, 2016, the Company did not have any cash equivalents.

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

The Company’s financial instruments include cash and cash equivalents, prepaid expenses, accounts payable, accounts payable – related parties, accrued expenses and loans payable - related parties.  All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash, prepaid expenses, accounts payable, accrued expenses, loans payable - related parties and the current portion of convertible debt all approximate fair value because of the short maturity of these instruments.  The recorded value of long-term convertible debt approximates fair value as the terms and rates approximate market rates.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Amortization of deferred financing costs amounted to $-0- and $-0- for the nine months ended September 30, 2016 and 2015, respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. For the nine months ended September 30, 2016 and 2015, the Company had no revenue.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the nine months ended September 30, 2016 and 2015, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred.  Research Expenses and Clinical Studies Expenses consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent external entities. External clinical studies expenses were approximately $601,000 and $776,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

During the nine months ended September 30, 2016 and 2015, as a result of the vesting of warrants to directors and the issuances of warrants to certain employees, directors and consultants, the Company recorded stock based compensation expense of $1,175,632 and $460,924 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2016	2015
Expected volatility	158.53% to 172.80%	128.36% to 155.43%
Expected dividends	0%	0%
Expected term	5 years	3 - 5 years
Risk free rate	.71% to.97%	.51% to 1.75%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of September 30, 2016, consisted of 102,036,360 common shares from convertible debentures and related accrued interest and 30,167,488 common shares from outstanding warrants. Potentially dilutive securities as of September 30, 2015, consisted of 66,652,108 common shares from convertible debentures and related accrued interest and 14,456,371 common shares from outstanding warrants.   For the nine months ended September 30, 2016 and 2015, diluted and basic weighted average shares were the same, as potentially dilutive shares are anti-dilutive.

Advertising Costs

Advertising costs are charged to operations when incurred. During the nine months ended September 30, 2016 and 2015, there were no advertising costs.

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

Future Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers.” ASU 2014-09 superseded the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 is not expected to have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2016 and December 31, 2015 consists of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000

	100,000	100,000
Less accumulated depreciation and amortization	(75,000)	(56,250)

	$25,000	$43,750

Depreciation and amortization was $18,750 and $18,750 for the nine months ended September 30, 2016 and 2015 respectively.

NOTE 4 – DUE TO RELATED PARTY

As of September 30, 2016 and December 31, 2015, the Company owed HEP Investments, a related party, cumulative balances of $305,734 and $211,233, respectively.  The basis for the payable is a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt.  For the nine months ended September 30, 2016 and 2015, the Company incurred finance costs related to these transactions of $69,500 and $84,645, respectively.

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

As of December 31, 2015, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, advanced the Company a total of $156,405.  During the nine months ended September 30, 2016, Mr. Maggiore advanced the Company an additional $20,000, for a total amount advanced of $176,405 as of September 30, 2016.  The Company has agreed to pay 11% interest on this loan.  As of September 30, 2016, and December 31, 2015 accrued interest on this indebtedness totaled $32,738 and $22,681, respectively, and is included in Accrued Liabilities on the Condensed Consolidated Balance Sheet.

As of December 31, 2015, there were outstanding advances of $2,000 from the Company's Officers. These funds were repaid during the first quarter of 2016.

During the year ended December 31, 2015, HEP Investments, LLC loaned the Company $2,246,202 (see Note 6 - Convertible Debt). Pursuant to the terms of the agreement with HEP Investments, $2,067,500 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $178,702 as of December 31, 2015.  During the nine months ended September 30, 2016, HEP Investments loaned the Company $1,734,316 (see Note 6 - Convertible Debt). Pursuant to the terms of the agreement with HEP Investments, $1,750,000 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $163,018 as of September 30, 2016.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through September 30, 2016: (i) a Loan Agreement under which the Lender has agreed to advance up to $17,500,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $17,500,000 (“Note”) (of which $9,177,200 has been advanced as of September 30, 2016)  and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets, (iv) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in each case order to secure their respective obligations to the Lender under the Note and related documents and  (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note.  The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan.  These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

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

During the nine months ended September 30, 2016, the Company recorded a debt discount, related to the $1,750,000 of Notes issued in the amount of $91,287, to reflect the relative fair value of the warrants as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt.   Amortization of debt discounts were $1,119,875 and $1,414,975 for the nine months ended September 30, 2016 and 2015, respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT – (continued)

As of September 30, 2016, amounts advanced under the Note are convertible into the Company’s restricted common stock according to the following schedule: (A) $3,902,200 at $.10 per share, (B) $2,600,000 at $.12 per share, (C) $1,285,000 at $.15 per share, (D) $640,000 at $.22 per share, and (E) $750,000 at $.30 per share and (ii) bear interest at the rate of 11% per annum.  The Seventh Amended and Restated Senior Secured Convertible Promissory Note (effective December 31, 2015) resets the Due Dates of Tranches 1 through 13 (totaling $3,740,000) to October 14, 2017.  The Eighth Amended and Restated Senior Secured Convertible Promissory Note (effective December 31, 2016) resets the Due Dates of Tranches 14 through 16 (totaling $1,369,700) to January 31, 2017.  The remaining Tranches 17 to 30, totaling $4,067,500, are due on varying anniversary dates ranging from February 28, 2017 through August 25, 2018.  Accrued interest must be paid on the first and second anniversary of the Note.   As of September 30, 2016 and December 31, 2015, unpaid interest due was $2,259,630 and $1,572,065, respectively and is included in accrued liabilities.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”  The Lender has converted $60,000 of the debt (convertible at $.12 per share) through the date of this report.  Any Note, that has not yet matured, may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

Paulson Investment Company, LLC - Related Debt

On August 24, 2016, the Company entered into a Placement Agent Agreement with Paulson Investment Company, LLC (Paulson).  This agreement provides that Paulson can provide up to $2 million in financings through “accredited investors” (as defined by Regulation D of the Securities Act of 1933, as amended).  As of September 30, 2016, the Company received funding of $600,000 through four (4) individual loans (the “New Lenders”).  Each loan includes a (i) a Loan Agreement of the individual loan, (ii) a Convertible Secured Promissory Note (“New Lenders Notes”) in the principal amount of the loan, (iii) a Security Agreement under which the Company granted the Lender a security interest in all of its assets and (iv) an Intercreditor Agreement with HEP Investments, LLC (HEP) whereby HEP and the New Lenders agree to participate in all collateral a pari passu basis.  Paulson receives a 10% cash finance fee for monies invested in the Company in the form of convertible debt, along warrants equal to 15% of the number of common shares for which the debt is convertible into at $.10 per share.

On September 30, 2016, the New Lenders advanced $600,000 under the New Lenders Notes. The New Lenders Notes are convertible into the Company’s restricted common stock at $.10 per share and bear interest at the rate of 11% per annum.  The New Lenders Notes must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note.

Other Debt

In September 2014, the Lender of the 1% Convertible notes payable agreed to rolling 30 day extensions until notice is given to the Company to the contrary.  The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT – (continued)

Convertible debt consists of the following:
	September 30, 2016	December 31, 2015
	(Unaudited)
1% Convertible notes payable, due October 2016	$240,000	$240,000

11% Convertible note payable - HEP Investments, LLC, a related party, net of unamortized discount of $815,342 and $1,843,931, respectively, due at various dates ranging from January 2017 to August 2018	8,361,858	5,583,269
11% Convertible note payable – New Lenders; placed by Paulson, due September 30, 2018	600,000	-
	9,201,858	5,823,269
Less: Current portion	2,383,987	1,224,510

Long term portion	$6,817,871	$4,598,759

Amortization of the debt discount on the remaining notes was $1,119,875 and $1,414,975 for the nine months ended September 30, 2016 and 2015, respectively.

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

Board of Directors fees - (continued)

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

On September 10, 2015, the board of directors amended its policy for the compensation of its directors. The Board granted to each of its Directors warrants to purchase 250,000 shares of common stock at an exercise price of $.10 per share. The warrants have a term of five years and vest immediately. The unvested portion of the previously granted warrants were cancelled due to the Company’s change to a program where all director warrant grants are made once per year at the same time. In addition, each director is entitled to receive $10,000 for each annual term served.  As such, Mr. Cox’s unvested warrant of 36,986 shares, Ms. Masterson’s warrant of 959 shares, Mr. Payne’s warrant of 42,740 shares and Mr. Rice’s unvested warrant of 15,890 shares, were cancelled.

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

On September 10, 2016, the board of directors granted to each of its Directors warrants to purchase 250,000 shares of common stock at an exercise price of $.05 per share. The warrants have a term of five years and vest immediately. The warrants were valued at $59,125 using the Black Scholes pricing model relying on the following assumptions: volatility 171.58%; annual rate of dividends 0%; discount rate 0.79%.  In addition, each director is entitled to receive $10,000 for each annual term served.

The Company recorded directors’ fees of $99,713 and $156,679 for the nine months ended September 30, 2016 and 2015, respectively, representing the cash fees and the value of the vested warrants described above.

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

During the nine months ended September 30, 2016, the Company issued warrants to purchase 14,500,000 shares of common stock at an exercise price of $.08 with a term of 5 years pursuant to agreements with financial consultants.  The warrants were valued at $1,095,063 using the Black Scholes pricing model relying on the following assumptions: volatility 170.07%; annual rate of dividends 0%; discount rate 0.89%.  The Company also issued 3,500,000 shares of common stock, valued at $175,000, to an investor relations consulting firm.

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

During the nine months ended September 30, 2016, the Company issued 960,000 shares of common stock valued at $63,000 and warrants to purchase 2,712,500 shares of common stock at an exercise price of $.10 per share as financing costs related to the issuance of the 11% convertible debt.  The warrants were valued at $113,231 using the Black Scholes pricing model relying on the following assumptions: volatility 158.5% to 172.8%; annual rate of dividends 0%; discount rate 0.75% to 0.85%.

Executive Compensation

As compensation for serving as Chief Financial Officer, the Company, quarterly, will issue warrants to Philip M. Rice to purchase 50,000 shares of common stock at the prevailing market price on the date of the SEC Filing, a term of five years, provided that the preceding quarterly and annual filings were submitted in a timely and compliant manner, at which time such warrants would vest.

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

On March 29, 2016, the Company issued warrants to purchase 50,000 shares of common stock at $.08.  The warrants were valued at $3,771 using the Black Scholes pricing model relying on the following assumptions: volatility 169.28%; annual rate of dividends 0%; discount rate 0.78%.  On May 13, 2016, the Company issued warrants to purchase 50,000 shares of common stock at $.08.  The warrants were valued at $3,777 using the Black Scholes pricing model relying on the following assumptions: volatility 170.23%; annual rate of dividends 0%; discount rate 0.76%.  On August 12, 2016, the Company issued warrants to purchase 50,000 shares of common stock at $.07.  The warrants were valued at $3,307 using the Black Scholes pricing model relying on the following assumptions: volatility 170.83%; annual rate of dividends 0%; discount rate 0.71%.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT – (continued)

A summary of the status of the Company’s warrants is presented below.

	September 30, 2016		December 31, 2015
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding, beginning of year	14,705,818	$ 0.13	9,053,005	$ 0.16
Issued	18,675,000	0.08	7,192,500	0.09
Exercised	-	-	-	-
Cancelled	-	-	(96,575)	0.14
Expired	(3,213,330)	0.14	(1,443,112)	0.13
Outstanding, end of period	30,167,488	$ 0.10	14,705,818	$ 0.13

Warrants outstanding and exercisable by price range as of September 30, 2015 were as follows:

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$0.05	1,250,000	4.95	$0.05	1,250,000	$0.05
0.08	18,575,000	4.43	0.08	18,575,000	$0.08
0.09	309,110	3.36	0.09	309,110	0.09
0.10	5,702,200	4.04	0.10	5,402,200	0.10
0.12	99,041	0.77	0.12	99,041	0.12
0.14	50,000	2.87	0.14	50,000	0.14
0.15	2,485,274	1.55	0.15	2,485,274	0.15
0.17	50,000	2.50	0.17	50,000	0.17
0.19	100,000	1.71	0.19	100,000	0.19
0.20	250,000	0.58	0.20	250,000	0.20
0.25	707,000	1.77	0.25	707,000	0.25
0.30	250,000	2.16	0.30	250,000	0.30
0.33	250,000	1.75	0.33	250,000	0.33
0.36	39,863	0.09	0.36	39,863	0.36
0.38	50,000	0.06	0.38	50,000	0.38
	30,167,488	3.13		30,167,488	$0.10

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011 as amended August 11, 2016. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl is compensated as follows:  he receives an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  Further, as it relates to Company’s wholly-owned subsidiary, WellMetris, LLC (“WellMetris”), in the event the Company ceases to own a controlling interest in WellMetris for any reason whatsoever, the Company shall cause WellMetris to grant Mr. Dahl warrants to purchase a seven percent (7%) equity interest in WellMetris at the time outside funding is closed and/or at the time an event occurs whereby the Company relinquishes majority control of WellMetris.  Such Warrant shall be priced at the per-unit or per-share price at the time of the applicable closing or change of control with respect to WellMetris.  As of September 30, 2016, none of the milestones referred to had been achieved and there has been no notice of contract termination.

NOTE 9 - OTHER INCOME (EXPENSE)

On July 15, 2014, the Company settled a dispute with one of its vendors.  The settlement agreement calls for the Company to make 10 payments of $6,250.  If the payments were not made timely, a total liability of $97,463 out of the gross amount recorded on the Company’s books of $191,146 would have been due.  As a result of this settlement, $93,683 was recognized as “Other Income” on its Statement of Operations for the nine months ending September 30, 2014.

During the nine months ended September 30, 2015, the Company met its obligation for timely payments and recognized an additional $34,963 (the difference between the $97,463 remaining liability and the agreed upon payments of $62,500) as "Other Income" on its Statement of Operations for the nine months ending September 30, 2015.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

11% Convertible Debt - HEP Investments, LLC

During the period from October 1, 2016 to November 14, 2016, HEP Investments LLC (“Lender”) funded an additional loan of $150,000.  Due to this additional funding, the Company issued to Lender for aggregate consideration of $250,000, an 11% convertible note, and warrants to purchase 250,000 shares of common stock, at an exercise price of $.10 for a term of five years.  The Company also issued 128,571 shares of common stock as financing cost related to the issuance of the 11% convertible debt.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of two years, subject to Lender’s right to extend the term as noted in Note 6 – Convertible Debt, and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.  The Company recorded a deferred debt discount, related to the $250,000 Note, in the amount of $15,407, to reflect the relative fair value of the warrants as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt.

11% Convertible Debt - Paulson Investment Company, LLC Related Debt

During the period from October 1, 2016 to November 14, 2016, Paulson placed investments with three investors (the “New Lenders”) who provided funding of $650,000 through three individual loans.  Due to this additional funding, the Company issued to the New Lenders for aggregate consideration of $650,000, an 11% convertible note, convertible into the Company’s restricted common stock at $.10 per share.  The Convertible Notes accrue interest at the rate of 11% per annum, are non-amortizing, have a term of two years, subject to the New Lender’s right to extend the term as noted in Note 6 – Convertible Debt, and are convertible, at any time prior to the maturity date into shares of common stock, at a rate equal to $.10 per share.

Increase in Authorized Shares

On November 9, 2016, the shareholders of the Company voted for Approval and adoption of an amendment to the Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 300,000,000 shares to 450,000,000 shares. The Certificate of Amendment to the Articles of Incorporation is in the process of being filed with the Secretary of State of Nevada.

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

Results of Operations for the three months ended September 30, 2016 and 2015.

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

Net Sales.

We had no sales during the three months ended September 30, 2016 and 2015.

Cost of Sales.

We had no cost of sales during the three months ended September 30, 2016 and 2015.

General and Administrative Expenses.

General and administrative expenses were $195,481 for the three months ended September 30, 2016, as compared to $225,047 for the comparable prior period.  The decrease of approximately $30,000 in general and administrative expense during 2016 is primarily due to lower funding for WellMetris expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $355,941 for the three months ended September 30, 2016, as compared to $343,320 for the comparable prior period.  The increase of approximately $13,000 in professional and consulting expense during 2016 is mainly due to an increase in investor relation consultants of $87,000, engagement of an investment banker for $50,000, offset by a reduction of professional fees of $66,000 and a reduction in director fees of $58,000 (due to the calculated value of the warrants issued).

Research and Development Expenses.

For the three months ended September 30, 2016, we incurred $125,695 in research and development expenses as compared to $219,938 for the comparable period in 2015.

Of these expenses, $103,483 and $115,984 for the three months ended September 30, 2016 and 2015, respectively, are costs associated with external research relating to Zivo. Our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response.  The reduction of $12,500 from the prior period is due to the lack of available funding.

With respect to our WellMetris, LLC subsidiary, we incurred $22,212 and $103,953 in research and development expenses for the three months ended September 30, 2016 and 2015, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval.  The reduction of $82,000 from the prior period is due to the lack of available funding.

Results of Operations for the nine months ended September 30, 2016 and 2015.

Net Sales.

We had no sales during the nine months ended September 30, 2016 and 2015.

Cost of Sales.

We had no cost of sales during the nine months ended September 30, 2016 and 2015.

General and Administrative Expenses.

General and administrative expenses were $600,150 for the nine months ended September 30, 2016, as compared to $608,893 for the comparable prior period. The decrease of approximately $9,000 in general and administrative expense during 2016 is primarily due to a reduction in travel expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $1,646,669 for the nine months ended September 30, 2016, as compared to $1,008,128 for the comparable prior period.  The increase of approximately $639,000 in professional and consulting expense during 2016 is mainly due to the issuance of warrants to purchase 14,500,000 shares of common stock pursuant to agreements with financial consultants which were valued at $1,095,063 and is a non-cash expense.  The prior period also included the issuance of warrants to purchase 3,125,000 shares of common stock pursuant to an agreement with a financial consultant, with the warrants valued at $285,305 (a non-cash expense), resulting in a net increase of $810,000.  In 2016, a $175,000 expense for stock issued to an Investor Relations firm (a non-cash expense) offset by a 2015 expense for stock issued to an Investor Relations firm (a non-cash expense) of $115,000, resulting in a net increase of $60,000.  In 2016, the Board of Directors was issued warrants valued at $69,000 compared to the valued of warrants issued in 2015 of $117,000, a decrease of $48,000 (warrants issued are a non-cash expense). After considering the net effects of the non-cash expenses, cash related expenses were $183,000 less than the prior period due to a reduction in professional and consulting fees.

Research and Development Expenses.

For the nine months ended September 30, 2016, we incurred $600,966 in research and development expenses, as compared to $775,511 for the comparable period in 2015.

Of these expenses, $328,352 and $495,586 for the nine months ended September 30, 2016 and 2015, respectively, are costs associated with external research relating to Zivo. Our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response.  The reduction of $167,000 from the prior period is due to the lack of available funding.

With respect to our WellMetris, LLC subsidiary, we incurred $272,614 and $279,924 in research and development expenses for the nine months ended September 30, 2016 and 2015, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval.  The research and development expenses are relatively consistent between periods.

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

As of November 9, 2016, we had a cash balance of approximately $970,000.  We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the period ended September 30, 2016, we incurred negative cash flows from operations of $1,723,623.  As of September 30, 2016, we had a working capital deficiency of $6,086,630 and a stockholders’ deficiency of $12,769,130. Although we recently raised a limited amount of capital, we have had difficulty raising capital and we have a near term need for significant additional capital.

During the nine months ended September 30, 2016, our operating activities used $1,723,623 in cash, a increase of $86,700 from the comparable prior period.   The approximate $77,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $56,000 decrease in net income, offset by $176,000 in non-cash expenses, $248,000 of changes (decrease) in accounts payable - $232,000, and an increase in prepaid expenses - $17,000, offset by $216,000 of changes of increases to Due to Related Party and accrued liabilities.

Our financing activities generated approximately $2,292,000, an approximate $463,000 increase from the comparable prior period. The increase in cash provided by financing activities was due to an approximately $783,000 increase of proceeds from issuance of convertible debentures, offset by a decrease in proceeds of $211,000 from loans from related parties, a decrease in proceeds of $49,000 from the sale of common stock and the exercise of common stock warrants and $60,000 of deferred finance costs incurred.

Although we raised a limited amount of capital during 2015 and the nine months of 2016, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had great difficulty in raising capital from external sources. We will still be reliant upon external financing for the continuation of our research program.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2016, the Company did not issue any shares of common stock.

Item 5.

Other Information

From October 1, 2016 to November 8, 2016, we received $150,000 from HEP Investments and $650,000 from New Lenders related to the 11% Convertible Debt - Paulson Investment related Debt.

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

Date: November 14, 2016

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