Form 10-K
period 2016-12-31
Zivo Bioscience, Inc.
filed 2017-03-31
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2016

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

Yes      . No  X .

The aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2016 by non-affiliates of the issuer was $7,967,207 based on the closing price of the registrant’s common stock on such date.

As of March 29, 2017, there were 136,995,347 shares of $.001 par value common stock issued and outstanding.

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

Our new management team, in place since December 2011, determined the sole focus for the near term was to move forward with a research-based product development program.  From 2012 through 2016, we engaged fully in such activities, all as more fully explained herein.  We are implementing a business model in which we would derive future income from licensing and selling natural bioactive ingredients that may be derived from or are initially based on the algae cultures. We expect that these planned new products will likely be sold to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. These bulk ingredients will likely be made by contracted ingredient manufacturers and then sold by us to animal food, dietary supplement and medical food processors and/or name-brand marketers. Further, we expect to license our bioactive molecules as lead compounds or templates for synthetic variants intended for therapeutic applications.

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

Animal Nutrition and Health

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

On December 20, 2013, we entered into a Collaboration and Option Agreement (“Agreement”) with Zoetis, a global animal health company, in connection with the prevention, treatment, and management of bovine mastitis.  In the Agreement, we granted to the counterparty an exclusive option to negotiate an exclusive license with us.  Specifically, upon completion of a collaborative study (which is in process and will be completed upon adequate funding), the Agreement provides for a 90 day exclusivity period for evaluation of results and, based on the counterparty’s desire for an exclusive license thereto, 90 days to conclude an exclusive license agreement.

With respect to livestock and poultry applications, we intend to move on three related fronts – working to bring an algal feed ingredient to market in the United States by amplifying the algae culture; working to produce a dietary supplement or feed additive for global consumption outside the U.S.; and, putting ourselves in a position to license the isolated bioactive molecules to a pharmaceutical or drug development company for synthetic development as a prescribed drug for production animal applications.  The isolated bioactive molecules form the intellectual property of interest to Zoetis. The feed ingredient, feed additive and dietary supplement are intended for other potential collaborators.

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

With all of the above, the isolated bioactive molecules found in the amplified algae product may, subject to successful negotiations, be licensed to a pharmaceutical company for development as a synthetic prescription drug. We expect that the process of developing and testing such a drug could take years.  Therefore, as is common practice, we intend to work toward negotiating a reasonable upfront licensing fee, milestone payments upon each successful conclusion of a development phase, followed by pre-market approval; and finally, a steady stream of royalties in the future. The other revenue streams generated by feed and supplement sales may begin to be realized in late 2017 or early 2018, but no assurance can be provided in that regard. Much of the research and licensing progress has been and will continue to be paced by the availability of capital funding and/or debt financing (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources).

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

The first such step was the execution of the bovine mastitis Collaboration and Option Agreement with Zoetis. Part of our business plan is to execute agreements that may ultimately result in option payments, licenses fees and royalty payments across animal and human applications.

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

Due to funding issues, all development work has been halted until this entity is either sold, funded independently of ZIVO Bioscience, or spun out as a free-standing business.

Corporate Communications

We maintain our website: www.zivobioscience.com and provide a toll free number (888) 871-6903. The content of our website is not a part of this Annual Report on Form 10-K and should not be construed as such.

WellMetris maintains a separate website: www.wellmetris.com and provides the same toll free number as ZIVO Bioscience on its website.

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

With respect to animal health, the companion animal dietary supplement segment, and specifically canine joint health, is made up almost exclusively of chondroitin/glutathione supplements, which have dominated that segment for more than a decade. This $360 million segment represents a potentially lucrative opportunity to introduce a completely new product if we are able to demonstrate superior benefits and produce a product at a comparable price.

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

Although we are not aware that competitors or competing products have entered the market recently, there is no guarantee that our products will be proven to be effective and commercially viable, or that a larger, better-financed competitor may not emerge once we begin promoting our products.

Raw Materials

ZIVO Algal Products & Derivatives

We produce our microbial mixture using third party facilities. At the close of 2016, we contracted Synthetic Genomics, Inc. to conduct commercial scale-up at a facility in Imperial Valley, California. We continue to use the AzCATI facility at Arizona State University to produce our microbial mixture for continued experimentation.

WellMetris

In tandem with seeking regulatory approval, we will need two physical components to deliver our services.  A dedicated, custom reader device and a test comprised of eight (8) different chemistry tests on a single urine test panel housed in a proprietary disposable cartridge.

•

The dedicated, custom reader device is manufactured by a third party to our specifications.  We do not believe that there is a risk of supply, as there are several manufacturers available to produce the unit.

•

The test panel and proprietary cartridge are manufactured by a third party to our specifications.  We do not believe that there is a risk of supply, as there are several manufacturers available to produce the units.

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

WellMetris

As discussed above, we are using third parties to manufacture our custom reader device and test panel, which we are currently using for development purposes.

Patents and Proprietary Rights

We have rights in certain patent applications and trademarks. With respect to patents and trademarks, we have secured patent and federal trademark registrations in the U.S. Patent and Trademark Office (“USPTO”) as described below:

•

U.S. Patent No. 7,807,622 issued October 5, 2010, relates to our proprietary complex algal culture.  The title of the patent is: “Composition and use of phyto-percolate for treatment of disease.”  This invention relates generally to a method of preparation of a phytopercolate that is derived from fresh water mixture including algae. The invention further relates to the potential use of the phyto-percolate in a variety of disease states.  This patent was filed on November 30, 2006 and has a term of 20 years from the earliest claimed filing date (which may be subject to extension via Patent Term Adjustment and Patent Term Extension).

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

•

U.S. Patent No. 9,486,005 relates to our proprietary culture.  Title of the patent is: “Agents and Mechanisms for Treating Hypercholesterolemia.”  This invention relates generally to a method of treating hypercholesterolemia in mammals, by administering an effective amount of microbial fermentation product and regulating genes involved in lipoprotein metabolism.

We also have an allowed pending trademark applications for “ZIVO BIOSCIENCE,” “ZIVO BIOLOGIC,” and ZIVO ZOOLOGIC”. We may have other common law rights in other trademarks, trade names, service marks, and the like which will continue as long as we use those respective marks.

The following files have issued as patents, await examination or are in process:

Title	Country	Patent/Application Number	Status
Composition and Use of Phytopercolate For Treatment of Disease	U.S.	7,807,622	Issued Patent
Composition and Use of Phytopercolate For Treatment of Disease	Canada	2,631,773	Office action issued; response filed to foreign associate;
Composition and Method For Affecting Cytokines and NF-κB	Canada	PCT/US2010/056862 Canadian App. No. 2,780,144	Office action received 8/15/16; Awaiting examination
Composition and Method For Affecting Cytokines and NF-κB	European Union	10830908.9	Office action received; Response to office action filed
Composition and Method For Affecting Cytokines and NF-κB	PCT	PCT/US2010/056862	National stage filings completed

Composition and Method For Affecting Cytokines and NF-κB	US	14/558,516	Application filed; informational notice to applicant received; office action received; response filed
Composition for Affecting Cytokines, Lactoferrin, and Serum Amyloid A	U.S.	61/834,842	Application Filed 6/13/2013, non-provisional and PCT filed 6/13/14
Composition for Affecting Cytokines, Lactoferrin and Serum Amyloid A	PCT	PCT/US 14/42331	National stage filings completed
Method of Cholesterol Regulation	PCT	PCT/US11/ 25713	National Phase entered 8-22-12 (US, JP, MX) National Phase entered 9-22-12 (EP) Canada extended National Phase DDD 8-22-13
Agents and Mechanisms for Treating Hypercholesterolemia	Europe Union	SN 11745434.8	Undergoing Prosecution
Stress and Inflammation Biomarker Urine Panel for Dairy Cows and Beef Cattle	US	SN 61/835,282	Converted to PCT 6/14/14
Agents and Mechanisms for Treating Hypercholesterolemia	Canada	SN 2,827,401	Undergoing Prosecution
Wellness Panel for Companion Animals	US	SN 61/872,928	Converted to PCT 9/3/14
Wellness Panel	US	SN 13/812,220	Undergoing Prosecution
Wellness Panel	US	61/367,486	Converted to PCT
Wellness Panel	PCT	PCT/US11/44786	US National Phase entered
Methods of modulating immune response and inflammatory response via administration of algal biomass	PCT	PCT/US16/18105	Filed: National stage filings due 8/16/17
Nutritional support for animals via administration of an algal derived supplement	US	62/295,976	Application filed Feb 16, 2016; Non-provisional and foreign/PCT due 2/16/17; converted to PCT
Methods of modulating immune response and inflammatory response via administration of algal biomass	US	SN 62,116,766	Filed Feb 16, 2015; converted to PCT
Smartphone urinalysis device	US	SN 62 136,764	Filed March, 23, 2015; converted to PCT
Agents and Mechanisms for Treating Hypercholesterolemia	US Div	SN15/330,830	Undergoing prosecution
Stress and Inflammation Biomarker Urine Panel for Dairy Cows and Beef Cattle	Intl.	SN14/42464	Undergoing prosecution
Wellness Panel for Companion Animals Smartphone Enabled Urinalysis Devise, software and Test Platform	US PCT	SN14/916,068 PCT/US16/23702	Undergoing prosecution US National Phase pending
Sample Collection Device and Method for Urine and other Fluids	PCT	PCT/US/16/29725	US National Phase pending
Composition for Affecting Cytokines, Lactoferrin, and Serum amyloid A	US	SN 14/898,091	Application filed 12/11/15; received notice of publication 5/5/16; office action response filed 12/21/16.

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

Compliance

In fall of 2016, we accelerated our efforts to achieve GRAS (Generally Recognized As Safe) status for the algal biomass, intended for use in humans, poultry, dogs and cattle. We contracted a well-regarded FDA consultant to map out the strategy and manage the process of developing product specifications, safety testing, publication of results and convening a GRAS panel for human use. In late 2016, as a result of a binding Letter of Intent with NutriQuest, an animal nutrition company based in Cedar Rapids, Iowa, the strategy expanded to accommodate a compliance track for poultry use as well.

As part of the accelerated effort, we contracted a number of well-regarded private and academic laboratories to establish a nutritional profile for the algal biomass, as well conduct various safety and toxicology tests required for the GRAS self-affirmation process. The tests, studies and validations will likely continue through most of 2017.

WellMetris

We are working to make the WellMetris testing systems compliant with existing FDA regulations and to that end have retained FDA counsel and a medical device consulting firm, which have advised us as to the most time and cost-efficient path to classification and approvals.  This activity will continue upon availability of additional funding.

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

Since January 2012 we continue to develop our research programs internally and direct outside academic researchers, private laboratories or contract research organizations to conduct experiments, tests and studies on our behalf.  We spent approximately $800,000 for the year ended December 31, 2016 on research and development, as compared to $1 million in 2015. The resources were spent on external research, mainly to independent facilities involved in the analysis and validation of our bioactive compounds in various applications and animal models. To date, all of these amounts have been directly expensed as they have been incurred.

As of mid-March 2016, the Company has moved forward with the following R&D activities:

•

We are continuing work on a large-scale bovine mastitis study utilizing samples validated in vitro by the principal researcher at the University of Wisconsin - Madison and samples processed and validated by other researchers in the fall of 2016..  The pre-pilot and pilot arms of this study have been completed and the results gained thus far may shorten the primary arm of this bovine study, which is expected to commence upon available funding in early 2017

•

A study utilizing cadaver cartilage and joint tissue at the Comparative Orthopaedics Laboratory located at the University of Missouri showed positive early results for protective effects in canine joint health, using our natural bioactive compounds. The study will be repeated and expanded when capital funding is made available.

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

•

The ongoing elucidation and characterization of the natural bioactive compounds had undergone a data integrity review in early 2014. Further work to develop a more comprehensive understanding of the bioactives and developing a 3D model had been placed on hold since spring of 2014 pending available funding. In mid-March 2016, the Company re-activated the elucidation and characterization of the natural bioactive compounds as funding became available. The Center for Complex Carbohydrate Research at the University of Georgia was tasked with sample purification and preliminary analysis. Other laboratories were contracted to conduct bioassays to validate the bioactivity of the purified and isolated samples, with work ongoing at the close of 2016.

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

Further, as we now enter production scale-up, we are required to provide cGMP protocols and Quality Assurance (“QA”) protocols that show we can produce the algal biomass and/or the active ingredients safely, consistently and in defined quantities, and therefore rely on these same experiments and methods to substantiate our quality claims. These datasets form the basis for establishing the value of a license agreement. Therefore, every single license that we hope to issue requires its own data set and safety validation for the specific application being licensed. These datasets represent the core of the intellectual property that is being licensed.

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

We made the decision to spread product development risk, resulting in the creation of a product platform strategy whereby four different forms could be developed for future marketing across several categories and applications:

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

In 2015, we finalized development of Standard Operating Procedures (“SOP’s”) in order to draft contractual terms with contract growers domestically and abroad. The SOP’s form the basis for current Good Manufacturing Practice (“cGMP”) protocols to which contract growers and processors must adhere as part of the FDA’s updated Food Safety Modernization Act of 2011 (“FSMA”) requirements, regardless of country of origin. In early 2016, we contracted with a Florida-based algae grower to scale-up production in a commercial setting. Due to weather problems, including Hurricane Matthew, the grower was unable to successfully deliver the biomass required. To remedy the situation, we identified and began contract negotiations in late October with Synthetic Genomics, Inc., (SGI) which operates an algae production facility in Imperial Valley, California, and concluded a tolling agreement in late December, 2016. SGI will also convert and upgrade the SOPs to cGMP level specifications so that we can meet compliance requirements. We conducted experiments in post-processing, such as spray-drying centrifugal water extraction and other techniques to better understand feed and food handling requirements. We interviewed FDA compliance consultants for animal feed applications and contracted the Burdock Group of Orlando, Florida in summer of 2016 to manage the compliance process on our behalf.

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

In mid-March 2016, we restarted the elucidation and characterization effort by contracting the Center for Complex Carbohydrate Research at the University of Georgia to begin sample purification, isolation and analyses, supported by bioassay validation conducted at several private labs.

Subject to the availability of sufficient funding, we estimate that we will, in fiscal 2017, be required to expend in excess of $3,000,000 on research and subsequent product development in order to complete the initiatives discussed herein. In addition to the activity in 2017, we plan to continue our research and development efforts in 2018 and beyond.  These expenditures will need to be met from external funding sources. In the past, we have had difficulty raising funds from external sources. Thus, we may not be able to raise the funding required to continue our research and development activities. In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case our ability to substantiate the accumulated intellectual property with objective clinical support for its characterization, method of action and efficacy will continue to be impeded, thereby severely hindering our ability to generate licensing revenue (or otherwise commercialize our products) and adversely affect our operating results.

In the event that we are successful in raising the necessary capital, we will continue our current research program with our research partners, we will expand our investigations to include various experts and consultants on an as-needed basis and explore new product concepts and applications. Our current contracts with our research partners cover the following activities:

•

Ongoing isolation and characterization of individual natural molecules from various production formats in sufficient quantities for downstream analyses, experiments, standards development, FDA compliance, cGMP and QA protocols

•

Ongoing validation of samples in vivo and in vitro to substantiate efficacy and safety for each specific application or claim, i.e., poultry immune health, canine osteoarthritis, canine joint health, porcine respiratory/reproductive syndrome, etc., to boost value for each specific license

•

Synthetic development/validation of individual molecules to boost value of licenses

•

Ongoing validation of samples in vivo and in vitro for standards development, FDA safety compliance, cGMP and QA protocols

•

Product development initiatives such as the joint development project with NutriQuest to develop a successful poultry feed ingredient; a protein enhancement ingredient for fruit and vegan drinks and smoothies and a human dietary supplement formulation

Ancillary development activities would occur in parallel with our research partners.

Development

WellMetris

WellMetris was initially focused on large-scale, programmatic applications of its testing and reporting platform. We are interested in supporting the intervention by wellness consultants or medical professionals in the lifestyle choices made by individuals covered by traditional health insurance plans, retiree medical benefits pools, employer-sponsored health initiatives and taxpayer-sponsored programs like Medicaid and the ACA (Affordable Care Act) or its replacement.  These interventions, which are typically non-medical, have been shown to be successful in delaying the onset of chronic diseases such as diabetes or cardiovascular problems. We believe that targeting asymptomatic individuals and focusing intervention efforts on these individuals may have a positive result for wellness programs, and potentially lower premiums and health claims.

At the close of 2015, the WellMetris product platform required additional prototype analyzers and additional dry chemistry reagent strips and cartridges to conduct pilot programs for potential customers, and to use the result of these pilot programs to help normalize data for the dry chemistry reagents as part of the FDA submission package. Such efforts are currently on hold, pending capital funding.

In early 2016 we refocused product development on self-monitoring of individual health, primarily focused on those individuals who purchase dietary supplements, join health clubs or are otherwise actively pursuing a healthy lifestyle. This involves miniaturizing some aspects of our test cartridge concept and creating a mobile application, thereby eliminating the need for the analyzer device. This is a significant undertaking, which will not commence until we realize revenues from our Phase 1 product launch or attract additional capital funding. However, incremental steps were taken in 2016 to finalize 3D models of the sample collection device and the assay carrier in preparation for finite element testing of each component sometime in 2017, pending available funding.

Compliance with Environmental Laws

We believe that we are, in all material respects, in compliance with local, state, and federal environmental laws applicable to our production and waste disposal. The cost of this compliance activity to date has not been material, and has been absorbed within our general operations overhead.

Employees

As of December 31, 2016 we had two full-time employees, positioned in executive management. In addition, we have three part-time people acting on a consulting basis as our Chief Science Officer; Director, Research & Development; and Lead Scientist & Clinical Coordinator. We believe that our employee relations are good. No employee is represented by a union.

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

We only have 450 million shares authorized for issuance. As of December 31, 2016, we had 136,745,347 shares outstanding.  We also had contractual commitments to issue 145,605,722 additional shares as of December 31, 2016, consisting of 111,086,456 common shares issuable upon the conversion of convertible debentures and related accrued interest and 32,071,901 common shares issuable upon the exercise of outstanding warrants.  This totals a potential 282,423,964 shares outstanding if all debentures were converted and warrants exercised.  In order to increase the authorized shares to a higher number, we would need to amend our articles of incorporation, which would require shareholder approval.  There is no guarantee that we will be able to obtain the shareholder approval necessary to amend our articles of incorporation to increase our authorized shares.

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

Item 2.  Facilities.

We have leased 500 square feet in Bloomfield Hills, Michigan and 2,000 square feet in Keego Harbor, Michigan on a month to month basis to serve as the headquarters of our company.   The monthly rent is $4,500.

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

Year ended December 31, 2015	HIGH	LOW

First Quarter	$ 0.11	$ 0.06
Second Quarter	0.20	0.06
Third Quarter	0.14	0.08
Fourth Quarter	0.09	0.04

Year ended December 31, 2016	HIGH	LOW

First Quarter	$ 0.09	$ 0.04
Second Quarter	0.09	0.05
Third Quarter	0.07	0.04
Fourth Quarter	0.12	0.05

As of December 31, 2016 we had 145 shareholders of record.

We have not paid any dividends on our common stock during the last two fiscal years, due to our need to retain all of our cash for operations.  We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities.

During the three months ended March 31, 2016, we issued 517,500 shares of common stock valued at $36,000 in connection with $1,000,000 of convertible debt financings in the first quarter.

During the three months ended June 30, 2016, we issued 112,500 shares of common stock valued at $9,000 in connection with $250,000 of convertible debt financings in the second quarter.

During the three months ended September 30, 2016, we issued 330,000 shares of common stock valued at $18,000 in connection with $500,000 of convertible debt financings in the third quarter.  In addition, the Company also issued 3,500,000 shares of common stock, valued at $175,000, to an investor relations consulting firm.

During the three months ended December 31, 2016, we issued 128,571 shares of common stock valued at $9,000 in connection with $250,000 of convertible debt financings in the fourth quarter.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For ZIVO, we have put in place a business model in which we would derive future income from licensing and selling natural bioactive ingredients that may be derived from or are initially based on the algae cultures. We expect that these planned new products will likely be sold to much larger, better-financed animal, food, dietary supplement and medical food manufacturers.  The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) a toll on bulk sales of such ingredients. These bulk ingredients will likely be made by contracted ingredient manufacturers and then sold by us to animal food, dietary supplement and medical food processors and/or name-brand marketers. Further, we expect to license our bioactive molecules as lead compounds or templates for synthetic variants intended for therapeutic applications.

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

•

In phase three (“Phase Three”) or alternately named Gen 2.0, we plan to develop and commercialize additional tests intended to provide a more complete metabolic profile for an individual utilizing the metabolites present in urine. The Company believes the Gen 2.0 tests, in aggregate, will allow identification of healthy versus unhealthy bodily processes in real-time. This technology can also be applied to livestock and companion animals. As capital funding becomes available, the Company will move forward with product development.

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

Since 2004, we have been incurring significant operating losses and negative cash flow. We experienced only nominal sales of our algal product, which was pulled from the market in January of 2012, and have relied primarily on the sale of company securities and shareholder loans to fund operations.   We are also experiencing an ongoing and substantial working capital deficiency. We have had difficulty raising capital from third parties. In March of 2017, we successfully raised capital to fund operations and research for the first half of 2017. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would likely suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2016 and 2015

Sales

We had no sales for the years ended December 31, 2016 and 2015.

Cost of Sales

The Company had no Costs of Sales for the years ended December 31, 2016 and 2015. As noted above, we ceased all sales activities as of January 2012.

Selling Expenses

The Company had no Selling Expenses for the years ended December 31, 2016 and 2015.  As noted above, we ceased all sales activities as of January 2012.

General and Administrative Expenses

General and administrative expenses decreased approximately $131,000 to $832,000 in 2016 compared to $963,000 in 2015.  General and administrative expenses decreased in the following areas: a reduction of WellMetris operating expenses of $108,000, travel expenses of $22,000 and an overall reduction in office expenses.  Our decrease in general and administrative expenses was due to our difficulty in raising capital.

Professional Fees and Consulting Expense

Professional fees and consulting expense increased approximately $809,000 to $1,869,000 in 2016 compared to $1,060,000 in 2015. Professional fees and consulting expense were increased in 2016 due to the following: an increase of $824,000 in the use of an Investor Relations Firm and use of financial consultants (of the total expense in 2016 related to these activities of $1,378,000, $1,291,000 was a non-cash expense in the forms of stock and warrants issued for services rendered), an increase of $19,000 in filing and listing fees, and an increase in legal and accounting fees of $24,000 offset by a reduction in Board of Director Fess of $57,000 (of the total expense in 2016 related to these activities of $110,000, $70,000 was a non-cash expense in the form of warrants issued for services rendered).

Research and Development Expenses

Research and development expenses decreased approximately $244,000 to $789,000 in 2016 compared to $1,033,000 in 2015 for the comparable period. The decrease in research and development for 2016 can be attributed to a decrease in available funding. We expect external research and development to increase in 2017 as we pursue additional external trials, subject to the availability of sufficient funding, which we do not currently have.

Other Income (Expenses)

During the year ended December 31, 2016, we recorded approximately $1,376,000 relating to amortization of bond discount as compared to $2,048,000 for the year ended December 31, 2015, a $642,000 decrease.  The decrease is due to a reduction of in amortization of bond discounts based on the timing of the discounts.  The discounts are amortized over a two year period, and a number of periods rolled out during 2016.

During the year ended December 31, 2016, we recorded approximately $135,000 in amortization of deferred finance costs as compared to $85,000 in 2015.  The increase of $50,000 is due to additional funding received in 2016 which incurred finance costs which are amortized over a two year period.

During the year ended December 31, 2016, we recorded approximately $72,000 in finance costs paid in stock and warrants as compared to $96,000 in 2015.  The decrease of $24,000 was due to a lower funding level combined with a lower stock price which is used to calculate the finance costs.

During the year ended December 31, 2016, we recorded approximately $986,000 in interest expense as compared to $720,000 in 2015. The increase of $266,000 is due to the increased debt the Company incurred in 2016.

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

As of March 31, 2017, we had cash in the bank of $1,005,000. We have incurred significant net losses since inception, including a net loss of approximately $6,060,000 during the year ended December 31, 2016. We have, since inception, consistently incurred negative cash flow from operations. During the year ended December 31, 2016, we incurred negative cash flows from operations of approximately $2,543,000. As of December 31, 2016, we had a working capital deficiency of $10,662,057 and a stockholders’ deficiency of $13,621,235. Although we recently raised a limited amount of capital, we have a near term need for significant additional capital.

During the year ended December 31, 2016, our operating activities used approximately $2,543,000 in cash, compared with $2,297,000 in cash during the comparable prior period.  The approximate $247,000 decrease in cash used by our operating activities was due primarily to the following (all of which are approximated): a $270,000 increase in net loss, a $427,000 change (decrease) in accounts payable, a $20,000 change (decrease) in prepaid expenses, a $14,000 change in due to related party (decrease), and a $265,000 change in accrued interest (increase), offset by a $24,000 decrease in financing costs (a non-cash expense item), a $135,000 decrease in accrued liabilities, a $464,000 decrease in amortization and depreciation (a non-cash expense item) and an increase of $836,000 in stocks and warrants issued for services rendered  (a non-cash expense item).

During the years ended December 31, 2016 and 2015, there were no investing activities.

During the years ended December 31, 2016 and 2015, our financing activities generated $3,034,000 and $2,312,000 in cash, respectively. The difference of $722,000 was primarily related to a net increase of proceeds of $1,183,000 from issuance of convertible debentures (with loans payable converted into convertible debentures), offset by a decrease of $287,000 in loans from related parties, a decrease of $48,000 from the proceeds of sales of common stocks and deferred finance costs of $125,000.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“HEP”) under which HEP agreed to purchase convertible notes in the aggregate principal amount of $2,000,000.  Through 2016, we amended this agreement to provide for funding up to $17,500,000.  As of the date of this filing, HEP had advanced a total of $14 million pursuant to this arrangement.  HEP’s convertible notes are secured by all our assets.

Although we raised a limited amount of capital during 2016, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources.  We are still heavily reliant upon external financing for the continuation of our research and development program.

We estimate that we will require approximately $5,000,000 in cash over the next 12 months in order to fund our normal operations and to fund our research and development initiatives. Based on this cash requirement, we have a near term need for additional funding. Historically, we have had substantial difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources. If we are unable to raise the required capital, we will be forced to curtail our business operations, including our research and development activities.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2016, our Chief Financial Officer has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

(c)

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Incorporated by reference to the Registrant’s 2016 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that defines the standard of conduct expected of our officers, directors and employees. We will upon request and without charge provide a copy of our Code of Ethics. Requests should be directed to Principal Accounting Officer, Zivo Bioscience, Inc., 2804 Orchard Lake Road, Suite 202, Keego Harbor, MI 48320.

Item 11.  Executive Compensation

Incorporated by reference to the Registrant’s 2016 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Registrant’s 2016 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Registrant’s 2016 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to the Registrant’s 2016 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

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

ZIVO BIOSCIENCE, INC.

Date: March 31, 2017	By: /s/ Philip M. Rice II
Philip M. Rice II Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Andrew Dahl

Andrew Dahl, Principal

Executive Officer

CEO, President

March 31, 2017

By: /s/ Philip M. Rice II

Principal Financial Officer,

Chief Financial Officer, Director

March 31, 2017

By: /s/Christopher Maggiore

Christopher Maggiore, Director

March 31, 2017

By: /s/Nola Masterson

Nola Masterson, Director

March 31, 2017

By: /s/John Payne

John Payne, Director

March 31, 2017

By: /s/Robert Rondeau

Robert Rondeau, Director

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Zivo Bioscience, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zivo Bioscience, Inc. and Subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2016 and 2015 and, as of December 31, 2016, has a significant working capital and stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

March 31, 2017

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2015	December 31, 2016

CURRENT ASSETS:
Cash	$16,589	$506,986
Prepaid Expenses	12,341	13,437
Total Current Assets	28,930	520,423
PROPERTY AND EQUIPMENT, NET	43,750	18,750

OTHER ASSETS:
Deferred Finance Costs, net	-	198,119

TOTAL ASSETS	$72,680	$737,292

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,114,426	$666,365
Due to Related Party	211,233	319,234
Loans Payable, Related Parties	337,107	245,979
Convertible Debentures Payable, less discount of $385,190 and $500,490 at December 31, 2015 and 2016, respectively	1,224,510	6,886,710
Accrued Interest	1,673,386	2,659,574
Accrued Liabilities – Other	410,248	404,618
Total Current Liabilities	4,970,910	11,182,480
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $1,458,741 and $ 73,953 at December 31, 2015 and 2016, respectively	4,598,759	3,176,047
Total Long Term Liabilities	4,598,759	3,176,047
TOTAL LIABILITIES	9,569,669	14,358,527
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 450,000,000 shares authorized; 132,156,776 and 136,745,347 issued and outstanding at December 31, 2015 and 2016, respectively	132,157	136,745
Additional Paid-In Capital	38,085,266	40,016,059
Accumulated Deficit	(47,714,412)	(53,774,039)
Total Stockholders' Deficit	(9,496,989)	(13,621,235)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$72,680	$737,292

The accompanying notes are an integral part of these financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
`
	For the year ended	For the year ended
	December 31, 2015	December 31, 2016

REVENUES:	$-	$-

COSTS AND EXPENSES:
General and Administrative	963,296	832,239
Professional Fees and Consulting Expense	1,059,633	1,869,234
Research and Development	1,033,351	788,971
Total Costs and Expenses	3,056,280	3,490,444

LOSS FROM OPERATIONS	(3,056,280)	(3,490,444)

OTHER INCOME (EXPENSE):
Other Income	34,927	-
Amortization of Bond Discount	(1,866,842)	(1,376,182)
Amortization of Deferred Finance Costs	-	(26,813)
Financing Costs	(84,645)	(108,000)
Finance Costs Paid in Stocks and Warrants	(95,580)	(72,000)
Interest Expense – Related Parties	(718,311)	(950,698)
Interest Expense	(2,400)	(35,490)

Total Other Income (Expense)	(2,732,851)	(2,569,183)

NET INCOME (LOSS)	$(5,789,131)	$(6,059,627)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.05)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	130,945,979	133,844,254

The accompanying notes are an integral part of these financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 1, 2015 THROUGH DECEMBER 31, 2016

	Common Stock		Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2015	128,773,859	$128,774	$35,427,339	$(41,925,281)	$(6,369,168)

Issuance of warrants to board of directors	-	-	126,679	-	126,679
Issuance of warrants for services	-	-	321,845	-	321,845
Issuance of warrants for services – related party	-	-	16,053	-	16,053
Issuance of common stock for services	961,539	962	75,190	-	76,151
Issuance of common stock and warrants pursuant to private placements	970,000	970	47,530	-	48,500
Common stock issued on conversion of 1% Convertible Debt	100,000	100	(100)	-	-
Common stock issued on conversion of 11% Convertible Debt	500,000	500	59,500	-	60,000
Discounts on issuance of 11% convertible debentures	-	-	1,916,501	-	1,916,501
Warrants issued for financing costs	-	-	21,150	-	21,150
Common stock issued for financing costs	851,378	851	73,579	-	74,430
Net income	-	-	-	(5,789,131)	(5,789,131)

Balance, December 31, 2015	132,156,776	$132,157	$38,085,266	$(47,714,412)	$(9,496,989)

Issuance of warrants to board of directors	-	-	69,712	-	69,712
Issuance of warrants for services	-	-	1,116,444	-	1,116,444
Issuance of warrants for services – related party	-	-	15,601	-	15,601
Issuance of common stock for services	3,500,000	3,500	171,500	-	175,000
Discounts on issuance of 11% convertible debentures	-	-	106,693	-	106,693
Warrants issued for financing costs	-	-	99,931	-	99,931
Common stock issued for financing costs	1,088,571	1,088	70,912	-	72,000
Settlement of Litigation – related party	-	-	280,000	-	280,000
Net loss	-	-	-	(6,059,627)	(6,059,627)

Balance, December 31, 2016	136,745,347	$136,745	$40,016,059	$(53,774,039)	$(13,621,235)

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2015	December 31, 2016
Cash Flows from Operating Activities:
Net Loss	$(5,789,131)	$(6,059,627)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stocks and warrants issued for services rendered	397,997	1,291,444
Issuance of warrants for services – related party	16,053	15,601
Warrants issued for Directors’ Fees	126,679	69,713
Stocks and warrants issued for financing costs	95,580	72,000
Amortization of deferred finance costs	-	26,813
Amortization of bond discount	1,866,842	1,376,181
Depreciation expense	25,000	25,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	19,383	(1,096)
(Decrease) in accounts payable	(21,430)	(448,061)
Increase in due to related party	121,500	108,001
Increase in accrued interest	720,711	986,188
Increase (decrease) in accrued liabilities	123,929	(5,630)
Net Cash (Used) in Operating Activities	(2,296,887)	(2,543,473)
Cash Flows from Investing Activities:
Net Cash (Used) in Investing Activities	-	-
Cash Flow from Financing Activities:
Proceeds (payments) from loans payable, related parties	196,093	(91,130)
Deferred Finance Costs	-	(125,000)
Proceeds from issuance of 11% convertible debentures	2,067,500	3,250,000
Proceeds from sale of common stock and exercise of warrants	48,500	-
Net Cash Provided by Financing Activities	2,312,093	3,033,870
Increase in Cash	15,206	490,397
Cash at Beginning of Period	1,383	16,589

Cash at End of Period	$16,589	$506,986
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2016:

During the quarter ended March 31, 2016, the Company recorded $49,630 in discounts on 11% convertible debentures.

During the quarter ended June 30, 2016, the Company recorded $17,439 in discounts on 11% convertible debentures.

During the quarter ended September 30, 2016, the Company recorded $24,218 in discounts on 11% convertible debentures, and issued 900,000 common stock warrants, valued at $50,371 as Deferred Finance Costs. These warrants are exercisable at $.10 per share and expire five (5) years from the date of issuance.

During the quarter ended December 31, 2016, the Company recorded $15,407 in discounts on 11% convertible debentures, and the Company issued 975,000 common stock warrants, valued at $49,560 as Deferred Finance Costs. These warrants are exercisable at $.10 per share and expire five (5) years from the date of issuance. In addition, the Company reduced its 11% Convertible Debt, due to a related party by $280,000 to offset an award received in settlement of litigation against the related party.

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

NOTE 2 – BASIS OF PRESENTATION

Going Concern

The Company had a net loss of $6,059,627 and $5,789,131 during the years ended December 31, 2016 and 2015, respectively.

In addition, the Company had a working capital deficiency of $10,662,057 and a stockholders’ deficiency of $13,621,235 at December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the year ended December 31, 2016, the Company received proceeds of $3,250,000 from the issuance of 11% convertible debt.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents - For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At December 31, 2016, the Company did not have any cash equivalents.

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to $26,813 and $-0- for the years ended December 31, 2016 and 2015.

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

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the years ended December 31, 2016 and 2015 no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were approximately $789,000 and $1,033,000 for the years ended December 31, 2016 and 2015, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

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

During 2016 and 2015, warrants were granted to employees, directors and consultants of the Company.  As a result of these grants, the Company recorded compensation expense of $1,201,758 and $464,577 during the years ended December 31, 2016 and 2015 respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2016	2015
Expected volatility	158.53% to 173.53%	128.36% to 155.43%
Expected dividends	0%	0%
Expected term	5 years	3 to 5 years
Risk free rate	.71% to 1.04%	.51% to 1.75%

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

Income (Loss) Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.  Potentially dilutive securities as of December 31, 2016, consisted of 111,086,456 common shares from convertible debentures and related accrued interest and 32,071,901 common shares from outstanding warrants. Potentially dilutive securities as of December 31, 2015, consisted of 73,883,330 common shares from convertible debentures and related accrued interest and 14,705,818 common shares from outstanding warrants.   For 2016 and 2015, diluted and basic weighted average shares were the same, as potentially dilutive shares are anti-dilutive.

Advertising Costs

Advertising costs are charged to operations when incurred.  There were no Advertising Costs during the years 2016 and 2015.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 (ASU 2014-15) “Presentation of Financial Statements – Going Concern (Subtopic 205-40).”  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  This Update had no effect on the Company’s financial position and results of operations for the year ended December 31, 2016.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2016 and 2015 consist of the following:

	December 31, 2016	December 31, 2015

Furniture & fixtures	$20,000	$20,000
Equipment	80,000	80,000

	100,000	100,000
Less accumulated depreciation and amortization	(81,250)	(56,250)

	$18,750	$43,750

Depreciation and amortization was $25,000 and $25,000 for the years ended December 31, 2016 and 2015, respectively.

NOTE 5 – DUE TO RELATED PARTY

As of December 31, 2016 and 2015, the Company owed HEP Investments, a related party, cumulative balances of $319,234 and $211,234, respectively.  The basis for the payable is a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt.  For the years ended December 31, 2016 and 2015, the Company incurred finance costs related to these transactions of $108,000 and $111,820, respectively.

NOTE 6 – LOAN PAYABLE, RELATED PARTIES

During the year ended December 31, 2015, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, had advanced the Company a total of $156,405, which remained unpaid as of December 31, 2015.  During 2016, Mr. Maggiore advanced the Company an additional $20,000, for a total advanced as of December 31, 2016 of $176,405.  The Company has agreed to pay 11% interest on this loan. During the years ended December 31, 2016 and 2015, the Company recorded interest on this indebtedness of $20,396 and $19,835, respectively.

For the year ended December 31, 2015, Officers had advanced the Company $2,000, which amount remained unpaid as of December 31, 2015.  This amount was repaid in 2016.

During the year ended December 31, 2015, HEP Investments, LLC loaned the Company $2,246,202 (see Note 7 - Convertible Debt). Pursuant to the terms of the agreement with HEP Investments, $2,067,500 of these loans were recorded as 11% Convertible Secured Promissory Notes, leaving a remaining balance of $178,702 as of December 31, 2015.

During the year ended December 31, 2016, HEP Investments loaned the Company $1,890,872 (see Note 7 - Convertible Debt). Pursuant to the terms of the agreement with HEP Investments, $2,000,000 of these loans were recorded as 11% Convertible Secured Promissory Notes, leaving a remaining balance of $69,574 as of December 31, 2016.

NOTE 7 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through September 30, 2016:

(i) a Loan Agreement under which the Lender has agreed to advance up to $17,500,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $17,500,000 (“Note”) and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets, (iv) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in each case order to secure their respective obligations to the Lender under the Note and related documents and  (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction.  In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

During the year ended December 31, 2015, the Company recorded a debt discount, related to the $2,067,500 of Notes described previously (Note 6), in the amount of $1,916,501, to reflect the beneficial conversion feature of the convertible debt and fair value of the warrants pursuant to Emerging Issues Task Force (“EITF”) 00-27: Application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Rates,” to certain convertible instruments. In accordance with EITF 00-27, the Company valued the beneficial conversion feature and recorded the amount of $1,773,078 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $143,423 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt. Amortization of discounts was $1,866,842 for the year ended December 31, 2015.  The $2,067,500 of Notes are convertible at $.10 per share.

During the year ended December 31, 2016, the Company recorded debt discounts, related to the $2,000,000 of Notes described previously (Note 6), in the amount of $106,693, to reflect the relative fair value of the related warrants as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts was $1,376,181 for the years ended December 31, 2016.  The $2,000,000 of Notes are convertible at $.10 per share. As discussed in Note 13 – Settlement of Litigation – Related Party, the Lender reduced the principal of the debt by $280,000 (at $.12 per share) relating to a settlement with the Company.

As of December 31, 2016, amounts advanced under the Note are convertible into the Company’s restricted common stock according to the following schedule: (A) $4,152,200 at $.10 per share, (B) $2,320,000 at $.12 per share, (C) $1,285,000 at $.15 per share, (D) $640,000 at $.22 per share, and (E) $750,000 at $.30 per share, (ii) bear interest at the rate of 11% per annum.  The Seventh Amended and Restated Senior Secured Convertible Promissory Note (effective December 31, 2015) resets the Due Dates of Tranches 1 through 13 (totaling $3,740,000) to October 14, 2017. The Eighth Amended and Restated Senior Secured Convertible Promissory Note (effective September 30, 2016) resets the Due Dates of Tranches 14 through 16 (totaling $1,369,700) to January 31, 2017. The remaining Tranches 17 to 30, totaling $4,067,500, are due on varying anniversary dates ranging from February 28, 2017 through August 25, 2018.  Accrued interest must be paid on the first and second anniversary of the Note.   The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.” As of December 31, 2016 and December 31, 2015, unpaid interest due was $2,502,367 and $1,572,065, respectively and is included in accrued liabilities.

In 2015, the Lender converted $60,000 of the debt (at $.12 per share). Any Note that has not yet matured may be prepaid upon sixty days written notice, provided that the Company shall be required to pay a prepayment premium equal to 5% of the amount repaid.

Paulson Investment Company, LLC - Related Debt

On August 24, 2016, the Company entered into a Placement Agent Agreement with Paulson Investment Company, LLC (Paulson).  This agreement provides that Paulson can provide up to $2 million in financings through “accredited investors” (as defined by Regulation D of the Securities Act of 1933, as amended).  As of December 31, 2016, the Company received funding of $1,250,000 through seven (7) individual loans (the “New Lenders”).  Each loan includes a (i) a Loan Agreement of the individual loan, (ii) a Convertible Secured Promissory Note (“New Lenders Notes”) in the principal amount of the loan, (iii) a Security Agreement under which the Company granted the Lender a security interest in all of its assets and (iv) an Intercreditor Agreement with HEP Investments, LLC (HEP) whereby HEP and the New Lenders agree to participate in all collateral a pari passu basis.  The loans have a two year term and mature in September 2018 ($600,000) and October 2018 ($650,000).  Paulson receives a 10% cash finance fee for monies invested in the Company in the form of convertible debt, along with 5 year, $.10 warrants equal to 15% of the number of common shares for which the debt is convertible into at $.10 per share.

The New Lenders Notes are convertible into the Company’s restricted common stock at $.10 per share and bear interest at the rate of 11% per annum.  The New Lenders Notes must be repaid as follows:  accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note.

Other Debt

In September 2014, the Lender of the 1% convertible debentures agreed to rolling 30 day extensions until notice is given to the Company to the contrary.  The Company determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	December 31, 2016	December 31, 2015

1% Convertible notes payable, due January 2017	$240,000	$240,000

11% Convertible note payable – HEP Investments, LLC, a related party, net of unamortized discount of $574,443 and $1,843,931, respectively, due at various dates ranging from January 2017 to October 2018	8,572,757	5,583,269
11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to October 2018	1,250,000	-
	10,062,757	5,823,269
Less: Current portion	6,886,710	1,224,510

Long term portion	$3,176,047	$4,598,759

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

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

On September 10, 2015, the board of directors amended its policy for the compensation of its directors. The Board granted to each of its five (5) Directors warrants to purchase 250,000 shares of common stock at an exercise price of $.10 per share. The warrants have a term of five years and vest immediately. The unvested portion of the previously granted warrants were cancelled due to the Company’s change to a program where all director warrant grants are made once per year at the same time. In addition, each director is entitled to receive $10,000 for each annual term served.  As such, Mr. Cox’s unvested warrant of 36,986 shares, Ms. Masterson’s warrant of 959 shares, Mr. Payne’s warrant of 42,740 shares and Mr. Rice’s unvested warrant of 15,890 shares, were cancelled.

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

The Company recorded directors’ fees of $109,713 and $166,679 for the years ended December 31, 2016 and 2015, respectively, representing the cash fees and the value of the vested warrants described above.

Stock Based Compensation

On April 23, 2015, the Company issued 500,000 shares of common stock valued at $30,000, to an investor relations consulting firm. On April 15, 2015, the Company issued warrants to purchase 1,875,000 shares of common stock at an exercise price of $.08 with a term of five years pursuant to an agreement with a financial consultant.  The warrants were valued at $133,862 using the Black Scholes pricing model relying on the following assumptions: volatility 143.36%; annual rate of dividends 0%; discount rate 0.15%. On June 26, 2015, the Company issued warrants to purchase 1,250,000 shares of common stock at an exercise price of $.08 with a term of five years pursuant to an agreement with a financial consultant.  The warrants were valued at $151,443 using the Black Scholes pricing model relying on the following assumptions: volatility 150.93%; annual rate of dividends 0%; discount rate 1.75%. On August 1, 2015, the Company issued 461,539 shares of common stock valued at $46,154, to an investor relations consulting firm. On September 10, 2015, the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $.10 with a term of five years to four of its consultants (100,000 warrants per consultant) working in research and development.  The warrants have a term of five years and are fully vested.  The warrants were valued at $36,540 using the Black Scholes pricing model relying on the following assumptions: volatility 152.53%; annual rate of dividends 0%; discount rate 0. 075%.

On May 19, 2016, the Company issued warrants to purchase 14,500,000 shares of common stock at an exercise price of $.08 with a term of 5 years pursuant to agreements with financial consultants.  The warrants were valued at $1,095,063 using the Black Scholes pricing model relying on the following assumptions: volatility 170.07%; annual rate of dividends 0%; discount rate 0.89%.  On September 19, 2016, the Company issued 3,500,000 shares of common stock, valued at $175,000, to an investor relations consulting firm.  On November 17, 2016, the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $.09 with a term of 5 years pursuant to agreements with financial consultants.  The warrants were valued at $21,381 using the Black Scholes pricing model relying on the following assumptions: volatility 173.41%; annual rate of dividends 0%; discount rate 1.04%.

Stock Issuances

On January 14, 2015, the Company received proceeds of $30,000 from the issuance of 600,000 shares of common stock.

On January 23, 2015, the Company received proceeds of $13,500 from the issuance of 270,000 shares of common stock.

On February 17, 2015, the Company received proceeds of $5,000 from the issuance of 100,000 shares of common stock.

On February 27, 2015, in connection with the issuance of $227,500 in principal of an 11% Convertible Debenture, the Company issued 81,900 shares of common stock valued at $8,190 and a warrant to purchase 227,500 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $21,150 using the Black Scholes pricing model relying on the following assumptions: volatility 138.3%; annual rate of dividends 0%; discount rate 0.63%. See Note 7 - Convertible Debt.

On March 27, 2015, in connection with the issuance of $135,000 in principal of an 11% Convertible Debenture, the Company issued 151,329 shares of common stock valued at $13,050 and a warrant to purchase 135,000 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $21,150 using the Black Scholes pricing model relying on the following assumptions: volatility 138.9%; annual rate of dividends 0%; discount rate 0.61%. See Note 7 - Convertible Debt.

On April 17, 2015, in connection with the issuance of $217,800 in principal of an 11% Convertible Debenture, the Company issued 112,011 shares of common stock valued at $7,841 and a warrant to purchase 217,800 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $13,326 using the Black Scholes pricing model relying on the following assumptions: volatility 143.3%; annual rate of dividends 0%; discount rate 1.31%. See Note 7 - Convertible Debt.

On May 1, 2015, in connection with the issuance of $237,200 in principal of an 11% Convertible Debenture, the Company issued 121,989 shares of common stock valued at $8,539 and a warrant to purchase 237,200 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $14,531 using the Black Scholes pricing model relying on the following assumptions: volatility 143.7%; annual rate of dividends 0%; discount rate 1.50%. See Note 7 - Convertible Debt.

On June 26, 2015, in connection with the issuance of $250,000 in principal of an 11% Convertible Debenture, the Company issued 69,231 shares of common stock valued at $9,000 and a warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $30,012 using the Black Scholes pricing model relying on the following assumptions: volatility 150.9%; annual rate of dividends 0%; discount rate 1.75%. See Note 7 – Convertible Debt.

On July 7, 2015, in connection with the issuance of $250,000 in principal of an 11% Convertible Debenture, the Company issued 90,000 shares of common stock valued at $9,000 and a warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $22,972 using the Black Scholes pricing model relying on the following assumptions: volatility 150.8%; annual rate of dividends 0%; discount rate 1.55%. See Note 7 - Convertible Debt.

On September 2, 2015, in connection with the issuance of $250,000 in principal of an 11% Convertible Debenture, the Company issued 81,818 shares of common stock valued at $9,000 and a warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $25,221 using the Black Scholes pricing model relying on the following assumptions: volatility 152.3%; annual rate of dividends 0%; discount rate 0.72%. See Note 7 - Convertible Debt.

On October 8, 2015, in connection with the issuance of $250,000 in principal of an 11% Convertible Debenture, the Company issued 112,500 shares of common stock valued at $9,000 and a warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $18,065 using the Black Scholes pricing model relying on the following assumptions: volatility 152.8%; annual rate of dividends 0%; discount rate 0.65%. See Note 7 - Convertible Debt.

On October 29, 2015, in connection with the issuance of $250,000 in principal of an 11% Convertible Debenture, the Company issued 112,500 shares of common stock valued at $9,000 and a warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $18,065 using the Black Scholes pricing model relying on the following assumptions: volatility 152.3%; annual rate of dividends 0%; discount rate 0.75%. See Note 7 - Convertible Debt.

On January 27, 2016, in connection with the issuance of $250,000 in principal of an 11% Convertible Debenture, the Company issued 180,000 shares of common stock valued at $9,000 and a warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $8,018 using the Black Scholes pricing model relying on the following assumptions: volatility 158.1%; annual rate of dividends 0%; discount rate 0.84%. See Note 7 - Convertible Debt.

On March 1, 2016, in connection with the issuance of $750,000 in principal of an 11% Convertible Debenture, the Company issued 337,500 shares of common stock valued at $27,000 and a warrant to purchase 750,000 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $44,371 using the Black Scholes pricing model relying on the following assumptions: volatility 167.7%; annual rate of dividends 0%; discount rate 0.85%. See Note 7 - Convertible Debt.

On May 16, 2016, in connection with the issuance of $250,000 in principal of an 11% Convertible Debenture, the Company issued 112,500 shares of common stock valued at $9,000 and a warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $18,746 using the Black Scholes pricing model relying on the following assumptions: volatility 170.1%; annual rate of dividends 0%; discount rate 0.79%. See Note 7 - Convertible Debt.

On July 26, 2016, in connection with the issuance of $250,000 in principal of an 11% Convertible Debenture, the Company issued 180,000 shares of common stock valued at $9,000 and a warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $11,523 using the Black Scholes pricing model relying on the following assumptions: volatility 170.3%; annual rate of dividends 0%; discount rate 0.75%. See Note 7 - Convertible Debt.

On August 25, 2016, in connection with the issuance of $250,000 in principal of an 11% Convertible Debenture, the Company issued 150,000 shares of common stock valued at $9,000 and a warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $13,939 using the Black Scholes pricing model relying on the following assumptions: volatility 170.8%; annual rate of dividends 0%; discount rate 0.78%. See Note 7 - Convertible Debt.

On October 20, 2016, in connection with the issuance of $250,000 in principal of an 11% Convertible Debenture, the Company issued 128,571 shares of common stock valued at $9,000 and a warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $16,419 using the Black Scholes pricing model relying on the following assumptions: volatility 173.2%; annual rate of dividends 0%; discount rate 0.84%. See Note 7 - Convertible Debt.

Executive Compensation

As compensation for serving as Chief Financial Officer, the Company, quarterly, will issue warrants to purchase 50,000 shares of common stock to Philip M. Rice at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and compliant manner, at which time such warrants would vest.

On April 6, 2015, the Company issued warrants to purchase 50,000 shares of common stock at $.085. The warrants were valued at $3,800 using the Black Scholes pricing model relying on the following assumptions: volatility 143.17%; annual rate of dividends 0%; discount rate 1.31%. On May 13, 2015, the Company issued warrants to purchase 50,000 shares of common stock at $.08. The warrants were valued at $3,582 using the Black Scholes pricing model relying on the following assumptions: volatility 143.464%; annual rate of dividends 0%; discount rate 1.57%.  On August 13, 2015, the Company issued warrants to purchase 50,000 shares of common stock at $.11. The warrants were valued at $5,019 using the Black Scholes pricing model relying on the following assumptions: volatility 152.05%; annual rate of dividends 0%; discount rate 0.72%.  On November 13, 2015, the Company issued warrants to purchase 50,000 shares of common stock at $.08.  The warrants were valued at $3,652 using the Black Scholes pricing model relying on the following assumptions: volatility 151.81%; annual rate of dividends 0%; discount rate 1.2%.

On March 29, 2016, the Company issued warrants to purchase 50,000 shares of common stock at $.08.  The warrants were valued at $3,771 using the Black Scholes pricing model relying on the following assumptions: volatility 169.28%; annual rate of dividends 0%; discount rate 0.78%.  On May 13, 2016, the Company issued warrants to purchase 50,000 shares of common stock at $.08.  The warrants were valued at $3,777 using the Black Scholes pricing model relying on the following assumptions: volatility 170.23%; annual rate of dividends 0%; discount rate 0.76%.  On August 12, 2016, the Company issued warrants to purchase 50,000 shares of common stock at $.07.  The warrants were valued at $3,307 using the Black Scholes pricing model relying on the following assumptions: volatility 170.83%; annual rate of dividends 0%; discount rate 0.71%.  On November 14, 2016, the Company issued warrants to purchase 50,000 shares of common stock at $.10.  The warrants were valued at $4,745 using the Black Scholes pricing model relying on the following assumptions: volatility 173.53%; annual rate of dividends 0%; discount rate 1.00%.

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	December 31, 2016		December 31, 2015
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	14,705,818	$0.13	9,053,005	$0.16
Issued	20,350,000	0.08	7,192,500	0.09
Exercised	0	-	0	-
Cancelled	0	-	(96,575)	0.14
Expired	(2,983,917)	0.14	(1,443,112)	0.13

Outstanding, end of period	32,071,901	$0.10	14,705,818	$0.13

Warrants outstanding and exercisable by price range as of December 31, 2016 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted
		Remaining			Average
Range of	Number	Contractual Life in Years	Exercise Price	Number	Exercise Price

$0.05	1,250,000	4.70	$0.05	1,250,000	$0.05
0.08	18,625,000	4.23	0.08	18,625,000	0.08
0.09	309,110	3.11	0.09	309,110	0.09
0.10	7,327,200	3.99	0.10	7,327,200	0.10
0.12	99,041	2.17	0.12	99,041	0.12
0.14	50,000	2.62	0.14	50,000	0.14
0.15	2,485,274	1.30	0.15	2,485,274	0.15
0.17	50,000	2.25	0.17	50,000	0.17
0.19	100,000	1.46	0.19	100,000	0.19
0.20	250,000	0.33	0.20	250,000	0.20
0.22	269,276	1.75	0.22	269,276	0.22
0.25	707,000	1.52	0.25	707,000	0.25
0.30	250,000	1.90	0.30	250,000	0.30
0.33	250,000	1.50	0.33	250,000	0.33
0.38	50,000	0.01	0.38	50,000	0.38

	32,071,901	1.79		32,071,901	$0.10

NOTE 9 - OTHER INCOME (EXPENSE)

On July 15, 2014, the Company settled a dispute with one of its vendors.  The settlement agreement calls for the Company to make 10 payments of $6,250.  If the payments are not made timely, a total liability of $97,463 out of the gross amount recorded on the Company’s books of $191,146 will be due.  During the year ended December 31, 2015, the Company met its obligation for timely payments and recognized an additional $34,963 (the difference between the $97,463 remaining liability and the agreed upon payments of $62,500) as "Other Income" on its Statement of Operations the year ended December 31, 2015.

NOTE 10- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011 as amended August 11, 2016. Under the agreement Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement.  Mr. Dahl is compensated as follows:  he receives an annual base salary of $240,000.  In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question.  In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop  medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement.  Further, as it relates to Company’s wholly-owned subsidiary, WellMetris, LLC (“WellMetris”), in the event the Company ceases to own a controlling interest in WellMetris for any reason whatsoever, the Company shall cause WellMetris to grant Mr. Dahl warrants to purchase a seven percent (7%) equity interest in WellMetris at the time outside funding is closed and/or at the time an event occurs whereby the Company relinquishes majority control of WellMetris.  Such Warrant shall be priced at the per-unit or per-share price at the time of the applicable closing or change of control with respect to WellMetris.  As of December 31, 2016, none of the milestones referred to had been achieved and there has been no notice of contract termination.

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operation or cash flows.

Workers’ Compensation

The Company does not carry workers’ compensation insurance, which covers on the job injury.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due to Related Party

See Note 5 Due to Related Party for disclosure of payable to related Party.

Loan Payable – Related Party

See Note 6 Loan Payable – Related Parties for disclosure of loans payable to related Parties

Executive Compensation

See Note 8 – Stockholder’ Deficiency for disclosure of compensation to the Chief Financial Officer.

Employment Agreement

See Note 10 – Commitments and Contingencies for disclosure of the Employment Agreement with the Chief Executive Officer.

NOTE 12 - INCOME TAXES

At December 31, 2016 the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $39,732,000, which may be applied against future taxable income, if any, at various dates from 2016 through 2036. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2016 the Company had a deferred tax asset of approximately $15,893,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal and State Statutory Rate of 40% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $3,693,000 in 2016.

NOTE 13 – SETTLEMENT OF LITIGATION - RELATED PARTY

On July 15, 2015, a shareholder of the Company (“Shareholder”) brought action against HEP Investment alleging certain technical violations of Section 16(b) of the Securities Act of 1934, as amended.  On March 3, 2017, without admitting any liability whatsoever, HEP Investment settled with the Shareholder by agreeing to reduce the Company’s debt owed to HEP Investment by $280,000. Related to this debt reduction, the Company will pay to the Shareholder’s legal counsel $60,000 and 250,000 shares of the Company’s common stock valued at $22,500.  The Company considered the settlement to be a Type 1 subsequent event and recorded legal fees of $82,500 on the Statement of Operations and recorded the settlement amount of $280,000 as a reduction of convertible debt owed to HEP Investments and an increase to Additional Paid-In Capital.

NOTE 14 – SUBSEQUENT EVENTS

CONVERTIBLE DEBT: HEP Investments, LLC

Debt Modification

On March 1, 2017, the Company and HEP Investments, LLC (“Lender”), entered into the following documents, effective as of March 1, 2017: (i) Eighth Amendment to Loan Agreement under which the Lender has agreed to advance up to a total of $17,500,000 to the Company, subject to certain conditions, and (ii) a Ninth Amended and Restated Senior Secured Convertible Promissory Note.  The Eighth Amendment to Loan Agreement amends and restates the Seventh Amendment to Loan Agreement, which was entered into with the Lender on December 31, 2015 and disclosed in the Company’s Form 8-K Current Report filed on January 7, 2016.  The Ninth Amended and Restated Senior Secured Convertible Promissory Note resets the total outstanding debt as of March 1, 2017 and provides for a maturity date of September 30, 2018.  The total outstanding debt as of March 1, 2017 is $12,982,203.  This amount includes unpaid principal of $9,427,200, interest outstanding as of February 28, 2017 of $2,955,003 and restructuring and legal fees of $600,000.

The Company, as consideration for the extension of the maturity date to September 30, 2018, agreed to provide for the conversion of the $12,982,203 Convertible Promissory Note into the Company’s restricted common stock at $.10 per share, with interest at the rate of 11% per annum.

The related indebtedness represented by this note shall be paid to the Lender in monthly installments of interest only beginning on July 1, 2017 and continuing on the first day of each month thereafter.

Based on the above, the total shares of common stock, if the Lender converted the complete $12,982,203 convertible debt, would be 129,822,030 shares, not including any future interest charges which may be converted into common stock.

Amounts advanced under the Note are secured by all the Company’s assets.

The Company has agreed to pay the following fees in connection with the Loan transaction (when the final $4,517,797 in funding is achieved): (i) a $361,602 closing fee, consisting of $216,961 in cash, and $144,641 paid in shares of common stock, which will be accomplished by the issuance of common stock valued at various amounts based on the timing of the funding and the related stock price.

The Company has made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Registrant’s senior management. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

The Company determined that the modification of these Notes was a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”  As such, the Company will recognize a loss on extinguishment.

11% Convertible Debt - HEP Investments, LLC

On March 31, 2017, HEP Investments LLC (“Lender”) funded an additional of $1,000,000.  Due to this additional funding, the Company issued to the Lender a $1,000,000, 11% convertible note and warrants to purchase 1,000,000 shares of common stock, at an exercise price of $.10 for a term of five years.  The terms of the debt are in described in Note 7 - Convertible Debt.

Stock Based Compensation

On February 27, 2017, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $.10 with a term of 5 years pursuant to an agreement with a financial consultant.

EXHIBIT INDEX

Exhibit Number	Title

3.13	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.11	Amendment to Articles of Incorporation of the Company, dated July 24, 2012	(2)
3.12	Amended Articles of Incorporation dated October 16, 2014 for name change	(3)
3.1	Certificate to Amendment of Articles of Incorporation of Incorporation dated November 14, 2016	(4)
3.2	Amended and restated By-laws of the Company	(5)
10.04	Security Agreement with HEP Investments, LLC ($100K loan) dated September 8, 2011	(6)
10.05	Senior Secured Note with HEP Investments, LLC ($100K loan) dated September 8, 2011	(7)
10.06	Loan Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(8)
10.07	Senior Secured Note with HEP Investments, LLC ($2M loan) dated December 2, 2011	(9)
10.08	Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(10)
10.09	IP Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(11)
10.10	Investor Rights Agreement with Venture Group, LLC ($500K loan) dated November 8, 2011	(12)
10.14	Subscription Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(13)
10.15	Subordinated Convertible Note with Venture Group, LLC ($500K loan) dated January 27, 2012	(14)
10.16	Warrant Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(15)
10.17	Security Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012	(16)
10.18	Termination Agreement with Venture Group, LLC ($500K loan) dated January 26, 2012 (terminating agreements with Venture Group, LLC dated November 8, 2011)	(17)
10.19	Termination Agreement with Oxford Holdings, LLC, dated January 26, 2012	(18)
10.20	License Agreement between Zus Health LLC and the Company dated September 2, 2010	(19)
10.21	Lease Agreement between the Company and BCO, LLC dated February 28, 2011	(20)
10.24	Amended and Restated Senior Secured Convertible Promissory Note and the First Amendment to Loan Agreement with HEP Investments, LLC dated April 15, 2013	(21)
10.25	Asset Purchase Agreement with Essex Angel Capital Inc. dated April 15, 2013	(22)
10.26	Second Amendment to Loan Agreement with HEP Investments, LLC dated December 16, 2013	(23)
10.27	Third Amendment to Loan Agreement with HEP Investments, LLC dated March 17, 2014	(24)
10.28	Third Amendment to Loan Agreement with HEP Investments, LLC dated July 1, 2014	(25)
10.29	Fourth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated July 1, 2014	(26)
10.30	Change of Control Agreement dated August 10, 2014	(27)
10.31	Fourth Amendment to Loan Agreement with HEP Investments, LLC dated December 1, 2014	(28)
10.32	Fifth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated December 1, 2014	(29)
10.33	Fifth Amendment to Loan Agreement with HEP Investments, LLC dated April 28, 2015	(30)
10.34	Sixth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated April 28, 2015	(31)
10.35	Amended and Restated Change of Control Agreement dated April 9, 2015	(32)
10.36	Sixth Amendment to Loan Agreement with HEP Investments, LLC dated December 31, 2015	(33)
10.37	Seventh Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated December 31, 2015	(34)
10.38	Amended and Restated Change of Control Agreement dated December 31, 2015	(35)
10.39	Amended and Restated Employment Agreement with Andrew Dahl, the Registrant’s CEO	(36)
10.40	Seventh Amendment to Loan Agreement with HEP Investments, LLC dated September 30, 2016	(37)
10.41	Eighth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated September 30, 2016	(38)
10.42	Eighth Amendment to Loan Agreement with HEP Investments, LLC dated March 1, 2017	(39)
10.43	Ninth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated March 1, 2017	(40)
14.1	Code of Ethics	*
21	Subsidiaries of the Registrant	*

1

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

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

(4)

Filed as Exhibit 3.1 to the Registrant’s Form 10Q filed with the Commission on November 14, 2016 and incorporated by this reference.

(5)

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

(19)

Filed as Exhibit 10.20 to Form 10K filed with the Commission on April 15, 2011 and incorporated by this reference.

(20)

Filed as Exhibit 10.21 to Form 10Q filed with the Commission on August 22, 2011 and incorporated by this reference.

(21)

Filed as Exhibit 10.24 to Form 10Q filed with the Commission on May 16, 2013 and incorporated by this reference.

(22)

Filed as Exhibit 10.25 to Form 10Q filed with the Commission on May 16, 2013 and incorporated by this reference.

(23)

Filed as Exhibit 10.26 to Form 10K filed with the Commission on March 31, 2014 and incorporated by this reference.

(24)

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

(28)

Filed as Exhibit 10.31 to Form 8K filed with the Commission on December 26, 2014 and incorporated by this reference.

(29)

Filed as Exhibit 10.32 to Form 8K filed with the Commission on December 26, 2014 and incorporated by this reference.

(30)

Filed as Exhibit 10.33 to Form 8K filed with the Commission on May 1, 2015 and incorporated by this reference.

(31)

Filed as Exhibit 10.34 to Form 8K filed with the Commission on May 1, 2015 and incorporated by this reference.

(32)

Filed as Exhibit 10.35 to Form 8K filed with the Commission on April 9, 2015 and incorporated by this reference.

(33)

Filed as Exhibit 10.36 to Form 8K filed with the Commission on January 7, 2016 and incorporated by this reference.

(34)

Filed as Exhibit 10.37 to Form 8K filed with the Commission on January 7, 2016 and incorporated by this reference.

(35)

Filed as Exhibit 10.38 to Form 8K filed with the Commission on January 7, 2016 and incorporated by this reference.

(36)

Filed as Exhibit 10.39 to Form 10Q filed with the Commission on August 12, 2016 and incorporated by this reference.

(37)

Filed as Exhibit 10.40 to Form 8K filed with the Commission on October 5, 2016 and incorporated by this reference.

(38)

Filed as Exhibit 10.41 to Form 8K filed with the Commission on October 5, 2016 and incorporated by this reference.

(39)

Filed as Exhibit 10.42 to Form 8K filed with the Commission on March 6, 2017 and incorporated by this reference.

(40)

Filed as Exhibit 10.43 to Form 8K filed with the Commission on March 6, 2017 and incorporated by this reference.

2