Form 10-Q
period 2017-03-31
Zivo Bioscience, Inc.
filed 2017-05-12
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

 X .. QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

     .. TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      ..

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation ST (Sec. 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No .     .

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company and “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X ..
		Emerging growth company	.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     .

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes .     . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  X . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 139,320,349 shares of common stock, $0.001 par value, outstanding at May 12, 2017.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,007,501	$506,986
Prepaid Expenses	48,742	13,437
Total Current Assets	1,056,243	520,423

PROPERTY AND EQUIPMENT, NET	12,500	18,750

OTHER ASSETS:
Deferred Finance Costs, net	170,002	198,119

TOTAL ASSETS	$1,238,745	$737,292

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$769,079	$666,365
Due to Related Party	373,234	319,234
Loans Payable, Related Parties	275,979	245,979
Convertible Debentures Payable, less discount of $-0- and $500,490 at March 31, 2017 and December 31, 2016, respectively	240,000	6,886,710
Accrued Interest	311,824	2,659,574
Accrued Liabilities – Other	550,354	404,618
Total Current Liabilities	2,520,470	11,182,480
LONG TERM LIABILITIES:
Convertible Debentures Payable, less discount of $638,809 and $73,953 at March 31, 2017 and December 31, 2016, respectively	14,053,030	3,176,047
Total Long Term Liabilities	14,053,030	3,176,047

TOTAL LIABILITIES	16,573,500	14,358,527
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 450,000,000 shares authorized; 137,445,347 and 136,745,347 issued and outstanding at March 31, 2017 and December 31, 2016	137,446	136,745
Additional Paid-In Capital	40,164,137	40,016,059
Accumulated deficit	(55,636,338)	(53,774,039)
Total Stockholders' Deficit	(15,334,755)	(13,621,235)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,238,745	$737,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2017	March 31, 2016

REVENUES:	$-	$-

COSTS AND EXPENSES:
General and Administrative	206,341	200,531
Professional fees and Consulting expense	275,911	127,465
Research and Development	309,020	312,561

Total Costs and Expenses	791,272	640,557

LOSS FROM OPERATIONS	(791,272)	(640,557)

OTHER INCOME (EXPENSE):
Loss on Extinguishment of Debt	(406,482)	-
Amortization of Bond Discount	(199,540)	(441,931)
Amortization of Deferred finance costs	(28,116)	-
Financing costs	(54,000)	(54,000)
Finance costs paid in stock and warrants	(36,000)	(36,000)
Interest expense	(600)	(600)
Interest expense – related parties	(346,289)	(220,120)
Total Other Income (Expense)	(1,071,027)	(752,651)

NET LOSS	$(1,862,299)	$(1,393,208)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	136,793,347	132,394,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2017	March 31, 2016

Cash Flows for Operating Activities:
Net Loss	$(1,862,299)	$(1,393,208)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock and warrants issued for services rendered - Related Party	3,317	3,771
Stock and warrants issued for services rendered	16,574	-
Loss on Extinguishment of Debt	406,482	-
Warrants issued for Director Fees	-	10,588
Stock and warrants issued for Finance Costs	36,000	36,000
Amortization of deferred finance costs	28,116	-
Amortization of bond discount	199,540	441,931
Depreciation expense	6,250	6,250
Changes in assets and liabilities:
(Increase) in prepaid expenses	(35,305)	(40,528)
Increase (decrease) in accounts payable	102,717	(129,413)
Increase in due to related party	54,000	54,000
Increase in accrued liabilities and interest	515,123	252,434
Net Cash (Used) by Operating Activities	(529,485)	(758,175)

Cash Flows from Investing Activities:	-	-

Cash Flow from Financing Activities:
Proceeds of loan payable, related party, net	30,000	815
Proceeds from issuance of convertible debentures	1,000,000	1,000,000
Net Cash Provided by Financing Activities	1,030,000	1,000,815

Increase in Cash	500,515	242,640

Cash at Beginning of Period	506,986	16,589
Cash at End of Period	$1,007,501	$259,229

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2017:

During the quarter ended March 31, 2017, the Company recorded $70,388 in discounts on 11% convertible debentures.

During the quarter ended March 31, 2017, the Company recorded a $600,000 debt discount for a restructuring fee related to the debt extinguishment.

During the quarter ended March 31, 2017, the Company reclassified $2,694,639 in Accrued Interest to 11% Convertible Debentures owed to a related party.

During the quarter ended March 31, 2017, the Company issued 250,000 shares of its common stock valued at $22,500 in payment of an accrued liability.

Three Months Ended March 31, 2016:

During the quarter ended March 31, 2016, the Company recorded $49,630 in discounts on 11% convertible debentures.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2016 consolidated audited financial statements and Notes thereto included in the Annual Report on Form 10-K filed with the SEC on March 31, 2017.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017, or any other period.

The Company incurred a net loss of $1,862,298 for the three months ended March 31, 2017. In addition, the Company had a working capital deficiency of $1,464,227 and a stockholders’ deficit of $15,334,754 at March 31, 2017. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. During the quarter ended March 31, 2017, the Company raised $1,000,000 from the issuance of convertible debt. There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At March 31, 2017, the Company did not have any cash equivalents.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Amortization of deferred financing costs amounted to $28,116 and $-0- for the three months ended March 31, 2017 and 2016, respectively.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. For three months ended March 31, 2017 and 2016, the Company had no revenue.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the three months ended March 31, 2017 and 2016, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were approximately $309,000 and $313,000 for the quarters ended March 31, 2017 and 2016, respectively.

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

During the three months ended March 31, 2017 and 2016, warrants were granted to employees and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $19,891 and $14,359 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected volatility	175.05% to 175.53%	168.01% to 169.28%
Expected dividends	0%	0%
Expected term	5 years	5 years
Risk free rate	1.87% to 1.93%	.78% to .97%

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the warrants.

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities as of March 31, 2017, consisted of 153,239,914 common shares from convertible debentures and related accrued interest and 33,571,901 common shares from outstanding warrants. Potentially dilutive securities as of March 31, 2016, consisted of 84,319,934 common shares from convertible debentures and related accrued interest and 15,780,818 common shares from outstanding warrants. For the three months ended March 31, 2017 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the three months ended March 31, 2017 and 2016.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)

Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(87,500)	(81,250)
	$12,500	$18,750

Depreciation and amortization was $6,250 and $6,250 for the three months ended March 31, 2017 and 2016 respectively.

NOTE 4 – DUE TO RELATED PARTY

As of March 31, 2017 and December 31, 2016, the Company owed HEP Investments, LLC, a related party, cumulative balances of $373,234 and $319,234, respectively. The basis for the payable is a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt. For three months ended March 31, 2017 and 2016, the Company incurred finance costs related to these transactions of $54,000 and $54,000, respectively.

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

During the year ended December 31, 2016, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, advanced the Company $20,000, for a total owed of $176,405. During the three months ended March 31, 2017, Mr. Maggiore advanced the Company an additional $30,000, for a total amount advanced of $206,405. The Company has agreed to pay 11% interest on this loan. As of the three months ended March 31, 2017 and 2016, accrued interest on this indebtedness totaled $46,293 and $40,231, respectively, and is included in Accrued Liabilities on the Condensed Consolidated Balance Sheet.

HEP Investments, LLC

As of January 1, 2016, the Company owed HEP Investments $178,702. During the year ended December 31, 2016, HEP Investments loaned the Company an additional $1,890,872 (see Note 6 - Convertible Debt). Pursuant to the terms of the agreement with HEP Investments, $2,000,000 of these loans were recorded as 11% Convertible Secured Promissory Notes, leaving a remaining balance of $69,574 as of December 31, 2016.

During the quarter ended March 31, 2017, HEP Investments loaned the Company $1,000,000 (see Note 6 - Convertible Debt). Pursuant to the terms of our agreement with HEP Investments, $1,000,000 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $69,574 as of March 31, 2017.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through March 1, 2017: (i) a Loan Agreement under which the Lender has agreed to advance up to $17,500,000 to the Company, subject to certain conditions, and (ii) a Convertible Secured Promissory Note in the principal amount of $17,500,000 (“Note”) (of which $13,441,839 has been advanced as of March 31, 2017) and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

During the three months ended March 31, 2016, the Company recorded debt discounts, related to $1,000,000 of Notes in the amount of $49,630, to reflect the relative fair value of the related warrants pursuant to "FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features" as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The $1,000,000 of Notes are convertible at $.10 per share. The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts was $441,931 for the three months ended March 31, 2016.

In the March 1, 2017 agreements, the Company and HEP Investments (“Lender”), also entered into the following documents: (i) Eighth Amendment to Loan Agreement under which the Lender has agreed to advance up to a total of $17,500,000 to the Company, subject to certain conditions, and (ii) a Ninth Amended and Restated Senior Secured Convertible Promissory Note. The Eighth Amendment to Loan Agreement amends and restates the Seventh Amendment to Loan Agreement, which was entered into with the Lender on December 31, 2015 and disclosed in the Company’s Form 8-K Current Report filed on January 7, 2016. The Ninth Amended and Restated Senior Secured Convertible Promissory Note resets the total outstanding debt as of March 1, 2017 and provides for a maturity date of September 30, 2018. The total outstanding debt as of March 1, 2017 was $12,721,839. The amount includes unpaid principal of $9,427,200, interest outstanding as of February 28, 2017 of $2,694,639 and restructuring and legal fees of $600,000. The Company recorded a debt discount of $600,000 related to the restructuring of the $12,721,839, 11% convertible note on March 1, 2017. The stated rate of the new debt was unchanged from the previous debt agreement and the estimated fair value of the new debt approximates its carrying amount (principal plus accrued interest at the date of the modification). In accordance with FASB ASC 470-60 “Debt-Troubled Debt Restructurings by Debtors,” the Company recorded a “Loss on Extinguishment of Debt” on March 1, 2017 of $406,482 which represented the remaining unamortized discount as of March 1, 2017.

The Company, as consideration for the extension of the maturity date to September 30, 2018, agreed to change the conversion price of the $12,721,839 Convertible Promissory Note from conversion prices ranging from $.10 to $.30 per share to $.10 per share.

The related indebtedness represented by this convertible note shall be paid to the Lender in monthly installments of interest only beginning on July 1, 2017 and continuing on the first day of each month thereafter.

During the three months ended March 31, 2017, the Company recorded debt discounts, related to $1,000,000 of Notes in the amount of $70,388, to reflect the relative fair value of the related warrants pursuant to "FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features" as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The $1,000,000 of Notes are convertible at $.10 per share. The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts was $199,540 for the three months ended March 31, 2017.

On March 3, 2017, as a result of the settlement of litigation with a shareholder, HEP Investments agreed to reduce the principal due to the Lender by $280,000 (see Note 10).

If the Lender converted the total principal of $13,441,839 convertible debt as of March 31, 2017, the total shares of common stock to be issued, would be 134,418,390 shares, not including the related accrued and any future interest charges which may be converted into common stock.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT – (Continued)

The Company has agreed to pay a closing fee of $365,235 in connection with the Loan transaction (when the remaining $4,058,161 in funding is achieved), consisting of $219,141 in cash and $146,094 paid in shares of common stock valued at various amounts based on the timing of the funding and the related stock price.

Paulson Investment Company, LLC - Related Debt

On August 24, 2016, the Company entered into a Placement Agent Agreement with Paulson Investment Company, LLC (Paulson). This agreement provides that Paulson can provide up to $2 million in financings through “accredited investors” (as defined by Regulation D of the Securities Act of 1933, as amended). As of December 31, 2016, the Company received funding of $1,250,000 through seven (7) individual loans (the “New Lenders”). Each loan includes a (i) a Loan Agreement relating to the individual loan, (ii) a Convertible Secured Promissory Note (“New Lenders Notes”) in the principal amount of the loan, (iii) a Security Agreement under which the Company granted the Lender a security interest in all of its assets and (iv) an Intercreditor Agreement with HEP Investments, LLC (HEP) whereby HEP and the New Lenders agree to participate in all collateral a pari passu basis. The loans have a two-year term and mature in September 2018 ($600,000) and October 2018 ($650,000). Paulson receives a 10% cash finance fee for monies invested in the Company in the form of convertible debt, along with 5 year, $.10 warrants equal to 15% of the number of common shares for which the debt is convertible into at $.10 per share.

The New Lenders Notes are convertible into the Company’s common stock at $.10 per share and bear interest at the rate of 11% per annum. The New Lenders Notes must be repaid as follows: accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note.

Other Debt

In September 2014, the Lender agreed to rolling 30 day extensions until notice is given to the Company to the contrary. The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	March 31, 2017	December 31, 2016
	(Unaudited)
1% Convertible notes payable, due April 2017	$240,000	$240,000

11% Convertible note payable – HEP Investments, a related party, net of unamortized discount of $638,809 and $574,443 at March 31, 2017 and December 31, 2016, respectively, due September 2018 (at March 31, 2017).	12,803,030	8,572,757
11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to October 2018	1,250,000	1,250,000
	14,293,030	10,062,757
Less: Current portion	240,000	6,886,710

Long term portion	$14,053,030	$3,176,047

Amortization of debt discounts was $199,540 and $441,931 for the three months ended March 31, 2017 and 2016, respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

As compensation for serving as a member of the board of directors, the Company granted warrants to purchase 125,000 shares of common stock to Robert O. Rondeau, a new Director, in March 2016, at an exercise price of $.09 per share. The warrants have a term of five years and vested immediately. The warrants were valued at $10,588 using the Black Scholes pricing model relying on the following assumptions: volatility 168.01%; annual rate of dividends 0%; discount rate 0.97%. In addition, Mr. Rondeau will receive $10,000 for each annual term served, paid quarterly.

The Company recorded directors’ fees of $10,000 and $20,588 during the three months ended March 31, 2017 and 2016, representing the cash fees and the value of the vested warrants described above.

Stock Based Compensation

During the three months ended March 31, 2017, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $.10 with a term of 5 years pursuant to an agreement with a financial consultant at an exercise price of $.10 with a term of 5 years. The warrants were valued at $16,574 using the Black Scholes pricing model relying on the following assumptions: volatility 175.05%; annual rate of dividends 0%; discount rate 1.87%.

Stock Issuances

During the three months ended March 31, 2016, in connection with the issuance of $1,000,000 in principal of 11% Convertible Debenture the Company issued to HEP Investments 517,500 shares of common stock valued at $36,000 and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share.

During the three months ended March 31, 2017, in connection with the issuance of $1,000,000 in principal of 11% Convertible Debenture the Company issued to HEP Investments 450,000 shares of common stock valued at $36,000 and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share. The Company also issued 250,000 shares of common stock valued at $22,500 as discussed in Note 10 - Settlement of Litigation – Related Party.

Executive Compensation

As compensation for serving as Chief Financial Officer, the Company, quarterly, issues warrants to purchase 50,000 shares of common stock to Philip M. Rice at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and compliant manner, at which time such warrants would vest.

On March 29, 2016, the Company issued warrants to purchase 50,000 shares of common stock at $.08. The warrants were valued at $3,771 using the Black Scholes pricing model relying on the following assumptions: volatility 169.28%; annual rate of dividends 0%; discount rate 0.78%.

On March 31, 2017, the Company issued warrants to purchase 50,000 shares of common stock at $.08. The warrants were valued at $3,317 using the Black Scholes pricing model relying on the following assumptions: volatility 175.53%; annual rate of dividends 0%; discount rate 1.93%.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT (Continued)

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	March 31, 2017		December 31, 2016
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	32,071,901	$0.13	14,705,818	$0.16
Issued	1,550,000	0.10	20,350,000	0.09
Exercised	-	-	-	-
Cancelled	-	-	-	0.14
Expired	(50,000)	0.38	(2,983,917)	0.13
Outstanding, end of period	33,571,901	$0.10	32,071,901	$0.13

Warrants outstanding and exercisable by price range as of March 31, 2017 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted Average Exercise Price
		Remaining
Exercise Price	Number	Contractual Life in Years	Exercise Price	Number

$0.05	1,250,000	4.45	$0.05	1,250,000	$0.05
0.08	17,925,000	4.05	0.08	17,925,000	0.08
0.09	709,110	3.13	0.09	709,110	0.09
0.10	9,177,200	3.83	0.10	9,177,200	0.10
0.12	99,041	1.92	0.12	99,041	0.12
0.14	50,000	2.37	0.14	50,000	0.14
0.15	2,485,274	1.05	0.15	2,485,274	0.15
0.17	50,000	2.00	0.17	50,000	0.17
0.19	100,000	1.21	0.19	100,000	0.19
0.20	250,000	0.08	0.20	250,000	0.20
0.22	269,276	1.50	0.22	269,276	0.22
0.25	707,000	1.27	0.25	707,000	0.25
0.30	250,000	1.66	0.30	250,000	0.30
0.33	250,000	1.25	0.33	250,000	0.33
	33,571,901	1.29		33,571,901	$0.10

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011 as amended August 11, 2016. Under the agreement, Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement. Mr. Dahl is compensated as follows: he receives an annual base salary of $240,000. In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question. In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement. Further, as it relates to Company’s wholly-owned subsidiary, WellMetris, LLC (“WellMetris”), in the event the Company ceases to own a controlling interest in WellMetris for any reason whatsoever, the Company shall cause WellMetris to grant Mr. Dahl warrants to purchase a seven percent (7%) equity interest in WellMetris at the time outside funding is closed and/or at the time an event occurs whereby the Company relinquishes majority control of WellMetris. Such Warrant shall be priced at the per-unit or per-share price at the time of the applicable closing or change of control with respect to WellMetris. As of March 31, 2017, none of the milestones referred to had been achieved and there has been no notice of contract termination.

Investment Banking, M&A and Corporate Advisory Agreement

On January 17, 2017 the Company entered into a one year agreement with an Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm ("Firm"). Pursuant to the terms of the agreement, if the Company did not terminate the engagement prior to April 18, 2017, it was required to issue 1,875,000 shares of its common stock. As of April 18, 2017, the Company had not terminated the agreement and therefore became obligated to issue the aforementioned shares. The Company considers this to be a Type I Subsequent Event and recorded the expense in Professional Fees and Consulting Expenses in the amount of $131,250 on its Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 and in Accrued Liabilities in its Condensed Consolidated Balance Sheet as of March 31, 2017. In addition to the contract fee, the Company could potentially be required to obligated to pay an 8% M&A transaction fee (as defined in the Agreement) payable in shares of the Company’s common stock (reduced by the value of the previously issued shares).

NOTE 9 - RELATED PARTY TRANSACTIONS

Due to Related Party

See Note 4 Due to Related Party for disclosure of payable to related Party.

Loan Payable – Related Party

See Note 5 Loan Payable – Related Parties for disclosure of loans payable to related Parties

Executive Compensation

See Note 7 – Stockholder’ Deficiency for disclosure of compensation to the Chief Financial Officer.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

Employment Agreement

See Note 8 – Commitments and Contingencies for disclosure of the Employment Agreement with the Chief Executive Officer.

NOTE 10 – SETTLEMENT OF LITIGATION - RELATED PARTY

On July 15, 2015, a shareholder of the Company (“Shareholder”) brought action against HEP Investment alleging certain technical violations of Section 16(b) of the Securities Act of 1934, as amended. On March 3, 2017, without admitting any liability whatsoever, HEP Investment settled with the Shareholder by agreeing to reduce the Company’s debt owed to HEP Investment by $280,000. Related to this debt reduction, the Company will pay to the Shareholder’s legal counsel $60,000 and 250,000 shares of the Company’s common stock valued at $22,500. The Company considered the settlement to be a Type 1 subsequent event and recorded legal fees of $82,500 on the Statement of Operations for the year ended December 31, 2016 and recorded the settlement amount of $280,000 as a reduction of convertible debt owed to HEP Investments and an increase to Additional Paid-In Capital on its Balance Sheet as of December 31, 2016.

NOTE 11 - SUBSEQUENT EVENTS

Entry into a Collaboration Agreement

On April 20, 2017, the Company entered into a Limited License Agreement with NutriQuest, LLC ("NutriQuest"), as disclosed in an 8-K filed on April 26, 2017. Pursuant to the agreement, the Company will issue NutriQuest 687,227 common stock warrants valued at $39,189. The warrants are exercisable at $.08 per share and expire five (5) years from the date of issuance.

Algae Biomass Production Agreement

On April 3, 2017, the Company entered into a production agreement with a third party for producing algae biomass. The agreement is for the period April 2017 to December 2017. The agreement calls for minimum payments of $365,000 in exchange for algal production by the vendor that must meet certain requirements and standards defined by the Company.

Change of Control Provisions

Effective as of April 21, 2017, the Board of Directors extended to December 31, 2017 the Change in Control Agreements (the “Agreements”) with both of its executive officers. The Agreements with each of the executive officers provide that if a Change of Control (as defined in the Agreements) occurs and the participant is not offered substantially equivalent employment with the successor corporation or the participant’s employment is terminated without Cause (as defined in the Agreements) during the three month period prior to the Change of Control or the 24 month period following the Change of Control, then 100% of such participant’s unvested options will be fully vested and the restrictions on his restricted shares will lapse. The Agreements also provide for severance payments of 500% of base salary and target bonus in such event. The Agreements terminate on December 31, 2017, with the provision that if a Change of Control occurs prior to the termination date, the obligations of the Agreements will remain in effect until they are satisfied or have expired.

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

Results of Operations for the three months ended March 31, 2017 and 2016

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

For WellMetris, we are developing, with the intention to manufacture, market, and sell tests that we believe will allow people to optimize their health and identify future health risks. We plan to develop and commercialize such tests in three phases:

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

Net Sales.

We had no sales during the three months ended March 31, 2017 and 2016.

Cost of Sales.

We had no cost of sales during the three months ended March 31, 2017 and 2016.

General and Administrative Expenses.

General and administrative expenses were $206,340 for the three months ended March 31, 2017, as compared to $200,531 for the comparable prior period. The minor increase in general and administrative expense during 2017 is due primarily to increased rent and web development expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $275,991 for the three months ended March 31, 2017, as compared to $127,465 for the comparable prior period. The increase in professional and consulting expense during 2017 is due primarily to an increase of $50,000 in business consultants and an increase of $132,000 in investment banking fees, offset by a reduction in accounting fees of $6,000, a decrease of $17,000 in investor relation fees and a reduction in director fees of $10,000.

Research and Development Expenses.

For the three months ended March 31, 2017, we incurred $309,020 on research and development expenses, as compared to $312,561 for the comparable period in 2016.

Of these expenses, $300,647 and $160,102 for the three months ended March 31, 2017 and 2016, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The increase of $140,500 from the prior period is due to the prioritization of Zivo research.

With respect to our WellMetris, LLC subsidiary, we incurred $8,373 and $152,459 in research and development expenses for the three months ended March 31, 2017 and 2016, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The reduction of $144,000 from the prior period is due to prioritization of Zivo research, and the limited amount of capital available for research and development.

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

As of May 10, 2017, we had a cash balance of approximately $180,000. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the quarter ended March 31, 2017, we incurred negative cash flows from operations of $529,485. As of March 31, 2017, we had a working capital deficiency of $1,464,227 and a stockholders’ deficiency of $15,334,755. Although we recently received funding of $1,000,000 from HEP Investments, we have a near term need for additional capital.

During the three months ended March 31, 2017, our operating activities used $529,485 in cash, a decrease of $228,690 from the comparable prior period. The approximate $229,000 decrease in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $469,000 increase in net loss, an increase of $329,000 in non-cash expenses (primarily a $406,000 loss on extinguishment of debt, investment banking fees owed of $131,000, offset by lower amortization of bond discount) and $500,000 of changes made up of an (increase) in prepaid expenses - $5,000, an increase in accounts payable - $232,000, and an increase in accrued liabilities - $263,000.

Our financing activities generated approximately $1,030,000, an approximately $29,000 increase from the comparable prior period. The increase in cash provided by financing activities was due to an increase in proceeds of $29,000 from proceeds of loans payable from a related party as compared to the prior period.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“HEP”) under which HEP agreed to purchase convertible notes in the aggregate principal amount of $2,000,000. Through March 2017, we amended this agreement to provide for funding up to $17,500,000. As of the date of this filing, HEP had advanced a total of approximately $14 million pursuant to this arrangement. HEP’s convertible notes are secured by all our assets.

Although we raised funds through the issuance of debt during 2016 and the first quarter of 2017, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2017, the Company issued 450,000 shares of common stock to HEP Investments relating to the issuance of $1,000,000 in principal of 11% Convertible Debentures to the Company. The Company also issued 250,000 shares of common stock to a Shareholder’s legal counsel related to the settlement of litigation as discussed on Note 10 to the financial statements.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Amended and Restated Change of Control Agreement dated April 21, 2017
10.2	Limited License Agreement with NutriQuest dated April 20, 2017
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.

Date: May 12, 2017

By: /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer