Form 10-Q
period 2017-06-30
Zivo Bioscience, Inc.
filed 2017-08-11
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation ST (Sec. 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company and “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [   ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes [   ] No [X]

.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 140,263,204 shares of common stock, $0.001 par value, outstanding at August 11, 2017.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$24,208	$506,986
Prepaid Expenses	33,197	13,437
Total Current Assets	57,405	520,423

PROPERTY AND EQUIPMENT, NET	6,250	18,750

OTHER ASSETS:
Deferred Finance Costs, net	141,885	198,119

TOTAL ASSETS	$205,540	$737,292

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$760,139	$666,365
Due to Related Party	373,234	319,234
Loans Payable, Related Parties	415,979	245,979
Convertible Debentures Payable, less discount of $-0- and $500,490 at June 30, 2017 and December 31, 2016, respectively	240,000	6,886,710
Accrued Interest	723,269	2,659,574
Accrued Liabilities – Other	104,359	404,618
Total Current Liabilities	2,616,980	11,182,480
LONG TERM LIABILITIES:
Convertible Debentures Payable, less discount of $532,341 and $73,953 at June 30, 2017 and December 31, 2016, respectively	14,159,498	3,176,047
Total Long Term Liabilities	14,159,498	3,176,047

TOTAL LIABILITIES	16,776,478	14,358,527
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 450,000,000 shares authorized; 139,320,347 and 136,745,347 issued and outstanding at June 30, 2017 and December 31, 2016	139,321	136,745
Additional Paid-In Capital	40,353,558	40,016,059
Accumulated deficit	(57,063,817)	(53,774,039)
Total Stockholders' Deficit	(16,570,938)	(13,621,235)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$205,540	$737,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	Months ended	Months ended	Months ended	Months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUES:	$-	$-	$-	$-

COSTS AND EXPENSES:
General and Administrative	222,230	204,138	428,571	404,669
Professional fees and Consulting expense	163,703	1,163,264	439,614	1,290,728
Research and Development	495,516	162,710	804,536	475,271

Total Costs and Expenses	881,449	1,530,112	1,672,721	2,170,668

LOSS FROM OPERATIONS	(881,449)	(1,530,112)	(1,672,721)	(2,170,668)

OTHER INCOME (EXPENSE):
Loss on Extinguishment of Debt	-	-	(406,482)	-
Amortization of Debt Discount	(106,468)	(507,187)	(306,008)	(949,118)
Amortization of Deferred finance costs	(28,117)	-	(56,233)	-
Financing Costs	-	(13,500)	(54,000)	(67,500)
Finance costs paid in stock and warrants	-	(9,000)	(36,000)	(45,000)
Interest expense	(68,879)	(600)	(69,479)	(1,200)
Interest expense – related parties	(342,566)	(233,441)	(688,855)	(453,561)
Total Other Income (Expense)	(546,030)	(763,728)	(1,617,057)	(1,516,379)

NET LOSS	$(1,427,479)	$(2,293,840)	$(3,289,778)	$(3,687,047)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.03)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	138,949,468	132,729,908	137,886,645	132,562,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2017	June 30, 2016
Cash Flows for Operating Activities:
Net Loss	$(3,289,778)	$(3,687,047)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered – related party	7,601	7,547
Stock and warrants issued for services rendered	203,586	1,095,064
Loss on Extinguishment of Debt	406,482	-
Warrants issued for Directors' Fees	-	10,588
Stock and warrants issued for financing costs	36,000	45,000
Amortization of deferred finance costs	56,233	-
Amortization of bond discount	306,008	949,118
Depreciation expense	12,500	12,500
Changes in assets and liabilities:
(Increase) in prepaid expenses	(19,760)	(21,523)
Increase (Decrease) in accounts payable	93,778	(282,079)
Increase in due to related party	54,000	67,500
Increase in accrued liabilities and interest	480,572	520,160
Net Cash (Used) by Operating Activities	(1,652,778)	(1,283,172)

Cash Flows from Investing Activities:	-	-
	-	-

Cash Flow from Financing Activities:
Proceeds of Loan Payable, related party	170,000	42,316
Proceeds from issuance of 11% convertible debentures	1,000,000	1,250,000
Net Cash Provided by Financing Activities	1,170,000	1,292,316

Increase (Decrease) in Cash	(482,778)	9,144
Cash at Beginning of Period	506,986	16,589
Cash at End of Period	$24,208	$25,733

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2017:

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

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017, or any other period.

The Company incurred a net loss of $3,289,778 for the six months ended June 30, 2017. In addition, the Company had a working capital deficiency of $2,559,575 and a stockholders’ deficit of $16,570,638 at June 30, 2017. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. During the six months ended June 30, 2017, the Company raised $1,000,000 from the issuance of convertible debt. There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At June 30, 2017, the Company did not have any cash equivalents.

Property and Equipment

Property and equipment consists of furniture and office equipment and are carried at cost less allowances for depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets. Repair and maintenance costs that do not improve service potential or extend the economic life of an existing fixed asset are expensed as incurred.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Amortization of deferred financing costs amounted to $56,233 and $-0- for the six months ended June 30, 2017 and 2016, respectively.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. For six months ended June 30, 2017 and 2016, the Company had no revenue.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the six months ended June 30, 2017 and 2016, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were approximately $805,000 and $475,000 for the six months ended June 30, 2017 and 2016, respectively.

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

During the six months ended June 30, 2017 and 2016, warrants were granted to employees and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $40,748 and $1,113,200 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
	2017	2016
Expected volatility	175.05% to 176.74%	168.01% to 170.23%
Expected dividends	0%	0%
Expected term	5 years	5 years
Risk free rate	1.78% to 1.93%	.76% to .97%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities as June 30, 2017, consisted of 157,280,170 common shares issuable upon the conversion of convertible debentures and related accrued interest and 32,950,795 common shares issuable upon the exercise of outstanding warrants. Potentially dilutive securities as of June 30, 2016, consisted of 88,195,105 common shares issuable upon the conversion of convertible debentures and related accrued interest and 30,530,818 common shares issuable upon the exercise of outstanding warrants. For the six months ended June 30, 2017 and 2016 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the six months ended June 30, 2017 and 2016.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)

Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(93,750)	(81,250)
	$6,250	$18,750

Depreciation and amortization was $12,500 and $12,500 for the six months ended June 30, 2017 and 2016 respectively.

NOTE 4 – DUE TO RELATED PARTY

As of June 30, 2017 and December 31, 2016, the Company owed HEP Investments, LLC, a related party, cumulative balances of $373,234 and $319,234, respectively. The basis for the payable is a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt. For six months ended June 30, 2017 and 2016, the Company incurred finance costs related to these transactions of $54,000 and $54,000, respectively.

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

During the year ended December 31, 2016, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, advanced the Company $20,000, for a total owed of $176,405. During the six months ended June 30, 2017, Mr. Maggiore advanced the Company an additional $30,000, for a total amount advanced of $206,405. The Company has agreed to pay 11% interest on this loan. As of June 30, 2017, accrued interest on this indebtedness totaled $53,113, and is included in Accrued Liabilities on the Condensed Consolidated Balance Sheet.

HEP Investments, LLC

In addition to amounts owed to HEP Investments pursuant for Convertible Debt (see Note 6), as of January 1, 2016, the Company owed HEP Investments $178,702. During the year ended December 31, 2016, HEP Investments loaned the Company an additional $1,890,872. Pursuant to the terms of the agreement with HEP Investments, $2,000,000 of these loans were recorded as 11% Convertible Secured Promissory Notes, leaving a remaining balance of $69,574 as of December 31, 2016.

During the six months ended June 30, 2017, HEP Investments loaned the Company $1,140,000 (see Note 6 - Convertible Debt). Pursuant to the terms of our agreement with HEP Investments, $1,000,000 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $209,574 as of June 30, 2017.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through March 1, 2017: (i) a Loan Agreement under which the Lender has agreed to advance up to $17,500,000 to the Company, subject to certain conditions, and (ii) a Convertible Secured Promissory Note in the principal amount of $17,500,000 (“Note”) (of which $13,441,839 has been advanced as of June 30, 2017) and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

During the six months ended June 30, 2016, the Company recorded debt discounts, related to $1,250,000 of Notes in the amount of $911,024, to reflect the relative fair value of the related warrants pursuant to "FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features" as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The $1,250,000 of Notes are convertible at $.10 per share. The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts was $949,118 for the six months ended June 30, 2016.

In the March 1, 2017 agreements, the Company and the Lender, also entered into the following documents: (i) Eighth Amendment to Loan Agreement under which the Lender has agreed to advance up to a total of $17,500,000 to the Company, subject to certain conditions, and (ii) a Ninth Amended and Restated Senior Secured Convertible Promissory Note. The Eighth Amendment to Loan Agreement amends and restates the Seventh Amendment to Loan Agreement, which was entered into with the Lender on December 31, 2015 and disclosed in the Company’s Form 8-K Current Report filed on January 7, 2016. The Ninth Amended and Restated Senior Secured Convertible Promissory Note resets the total outstanding debt as of March 1, 2017 and provides for a maturity date of September 30, 2018. The total outstanding debt as of March 1, 2017 was $12,721,839. The amount includes unpaid principal of $9,427,200, interest outstanding as of February 28, 2017 of $2,694,639 and restructuring and legal fees of $600,000. The Company recorded a debt discount of $600,000 related to the restructuring of the $12,721,839, 11% convertible note on March 1, 2017. The stated rate of the new debt was unchanged from the previous debt agreement and the estimated fair value of the new debt approximates its carrying amount (principal plus accrued interest at the date of the modification). In accordance with FASB ASC 470-60 “Debt-Troubled Debt Restructurings by Debtors,” the Company recorded a “Loss on Extinguishment of Debt” on March 1, 2017 of $406,482 which represented the remaining unamortized discount as of March 1, 2017.

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

During the six months ended June 30, 2017, the Company recorded debt discounts, related to $1,000,000 of Notes in the amount of $70,388, to reflect the relative fair value of the related warrants pursuant to "FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features" as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The $1,000,000 of Notes are convertible at $.10 per share. The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts was $306,008 for the six months ended June 30, 2017.

If the Lender converted the total principal of $13,441,839 convertible debt as of June 30, 2017, the total shares of common stock to be issued would be 134,418,390 shares, not including the related accrued and any future interest charges which may be converted into common stock.

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

Paulson Investment Company, LLC - Related Debt

On August 24, 2016, the Company entered into a Placement Agent Agreement with Paulson Investment Company, LLC (Paulson). This agreement provides that Paulson can provide up to $2 million in financings through “accredited investors” (as defined by Regulation D of the Securities Act of 1933, as amended). As of December 31, 2016, the Company received funding of $1,250,000 through seven (7) individual loans (the “New Lenders”). Each loan includes a (i) a Loan Agreement relating to the individual loan, (ii) a Convertible Secured Promissory Note (“New Lenders Notes”) in the principal amount of the loan, (iii) a Security Agreement under which the Company granted the Lender a security interest in all of its assets and (iv) an Intercreditor Agreement with HEP Investments, LLC (HEP) whereby HEP and the New Lenders agree to participate in all collateral a pari passu basis. The loans have a two-year term and mature in September 2018 ($600,000) and October 2018 ($650,000). Paulson received a 10% cash finance fee for monies invested in the Company in the form of convertible debt, along with 5 year, $.10 warrants equal to 15% of the number of common shares for which the debt is convertible into at $.10 per share.

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

Convertible debt consists of the following:
	June 30, 2017	December 31, 2016
	(Unaudited)
1% Convertible notes payable, due April 2017	$240,000	$240,000

11% Convertible note payable – HEP Investments, a related party, net of unamortized discount of $532,341 and $574,443 at June 30, 2017 and December 31, 2016, respectively, due September 2018 (at June 30, 2017).	12,909,498	8,572,757
11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to October 2018	1,250,000	1,250,000
	14,399,498	10,062,757
Less: Current portion	240,000	6,886,710

Long term portion	$14,159,498	$3,176,047

Amortization of debt discounts was $306,008 and $949,118 for the six months ended June 30, 2017 and 2016, respectively.

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

The Company recorded directors’ fees of $20,000 and $30,588 during the six months ended June 30, 2017 and 2016, representing the cash fees and the value of the vested warrants described above.

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

On April 18, 2017, the Company entered into a Limited License Agreement (“License Agreement”) with NutriQuest, LLC ("NutriQuest"), as disclosed in a Form 8-K filed on April 26, 2017. Pursuant to the agreement, the Company issued NutriQuest warrants to purchase 687,227 shares of common stock valued at $39,189 using the Black Scholes pricing model relying on the following assumptions: volatility 175.75%; annual rate of dividends 0%; discount rate 1.78%. The warrants are exercisable at $.08 per share and expire five (5) years from the date of issuance. The License Agreement provides that the Company is obligated to pay a termination fee to NutriQuest if the parties are unable to agree upon quality and volume delivered standards.

During the six months ended June 30, 2017, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $.10 with a term of 5 years pursuant to an agreement with a financial consultant at an exercise price of $.10 with a term of 5 years. The warrants were valued at $33,148 using the Black Scholes pricing model relying on the following assumptions: volatility 175.05%; annual rate of dividends 0%; discount rate 1.87%.

Stock Issuances

During the six months ended June 30, 2016, in connection with the issuance of $1,250,000 in principal of 11% Convertible Debenture the Company issued to HEP Investments 630,000 shares of common stock valued at $45,000 and a five-year warrant to purchase 1,250,000 shares of common stock at an exercise price of $.10 per share.

During the six months ended June 30, 2017, in connection with the issuance of $1,000,000 in principal of 11% Convertible Debenture the Company issued to HEP Investments 450,000 shares of common stock valued at $36,000 and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share. The Company also issued 250,000 shares of common stock valued at $22,500 as discussed in Note 10 - Settlement of Litigation – Related Party.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT (Continued)

On March 31, 2017, the Company issued warrants to purchase 50,000 shares of common stock at $.08. The warrants were valued at $3,317 using the Black Scholes pricing model relying on the following assumptions: volatility 175.53%; annual rate of dividends 0%; discount rate 1.93%. On May 12, 2017, the Company issued warrants to purchase 50,000 shares of common stock at $.09. The warrants were valued at $4,283 using the Black Scholes pricing model relying on the following assumptions: volatility 176.74%; annual rate of dividends 0%; discount rate 1.93%.

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	June 30, 2017		December 31, 2016
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	32,071,901	$0.13	14,705,818	$0.16
Issued	2,287,227	0.09	20,350,000	0.09
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(1,408,333)	0.17	(2,983,917)	0.13
Outstanding, end of period	32,950,795	$0.10	32,071,901	$0.13

Warrants outstanding and exercisable by price range as of June 30, 2017 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted Average Exercise Price
		Remaining
Exercise Price	Number	Contractual Life in Years	Exercise Price	Number

$0.05	1,250,000	4.20	$0.05	1,250,000	$0.05
0.08	17,925,000	3.71	0.08	17,925,000	0.08
0.09	709,110	3.72	0.09	709,110	0.09
0.10	9,914,427	3.84	0.10	9,914,427	0.10
0.12	99,041	1.68	0.12	99,041	0.12
0.14	50,000	2.12	0.14	50,000	0.14
0.15	1,426,941	2.11	0.15	1,426,941	0.15
0.17	50,000	1.75	0.17	50,000	0.17
0.19	50,000	1.92	0.19	50,000	0.19
0.22	269,276	1.25	0.22	269,276	0.22
0.25	707,000	0.89	0.25	707,000	0.25
0.30	250,000	1.43	0.30	250,000	0.30
0.33	250,000	1.00	0.33	250,000	0.33
	32,950,795	3.57		32,950,795	$0.10

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011 as amended August 11, 2016. Under the agreement, Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement. Mr. Dahl is compensated as follows: he receives an annual base salary of $240,000. In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question. In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement. Further, as it relates to Company’s wholly-owned subsidiary, WellMetris, LLC (“WellMetris”), in the event the Company ceases to own a controlling interest in WellMetris for any reason whatsoever, the Company shall cause WellMetris to grant Mr. Dahl warrants to purchase a seven percent (7%) equity interest in WellMetris at the time outside funding is closed and/or at the time an event occurs whereby the Company relinquishes majority control of WellMetris. Such Warrant shall be priced at the per-unit or per-share price at the time of the applicable closing or change of control with respect to WellMetris. As of June 30, 2017, none of the milestones referred to had been achieved and there has been no notice of contract termination.

Investment Banking, M&A and Corporate Advisory Agreement

On January 17, 2017 the Company entered into a one year agreement with an Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm ("Firm"). Pursuant to the terms of the agreement, if the Company did not terminate the engagement prior to April 18, 2017, it was required to issue 1,875,000 shares of its common stock. As of April 18, 2017, the Company had not terminated the agreement and therefore became obligated to issue the aforementioned shares. The Company recorded the expense in Professional Fees and Consulting Expenses in the amount of $131,250 on its Condensed Consolidated Statement of Operations for the six months ended June 30, 2017. In addition to the contract fee, the Company could potentially be required to be obligated to pay an 8% M&A transaction fee (as defined in the Agreement) payable in shares of the Company’s common stock (reduced by the value of the previously issued shares).

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

See Note 7 – Stockholder’ Deficiency for disclosure of compensation to the Chief Financial Officer.

Employment Agreement

See Note 8 – Commitments and Contingencies for disclosure of the Employment Agreement with the Chief Executive Officer.

NOTE 10 – SETTLEMENT OF LITIGATION - RELATED PARTY

On July 15, 2015, a shareholder of the Company (“Shareholder”) brought action against HEP Investment alleging certain technical violations of Section 16(b) of the Securities Act of 1934, as amended. On March 3, 2017, without admitting any liability whatsoever, HEP Investment settled with the Shareholder by agreeing to reduce the Company’s debt owed to HEP Investment by $280,000. Related to this debt reduction, the Company paid to the Shareholder’s legal counsel $60,000 and 250,000 shares of the Company’s common stock valued at $22,500. The Company considered the settlement to be a Type 1 subsequent event and recorded legal fees of $82,500 on the Statement of Operations for the year ended December 31, 2016 and recorded the settlement amount of $280,000 as a reduction of convertible debt owed to HEP Investments and an increase to Additional Paid-In Capital on its Balance Sheet as of December 31, 2016.

NOTE 11 - SUBSEQUENT EVENTS

11% Convertible Debt - HEP Investments, LLC

On July 14, 2017 HEP Investments, LLC (“Lender”) funded an additional $158,040.  Due to this additional funding and the reaching of a $250,000 tranche (see Note 5 – Loans Payable, Related Party), the Company issued to the Lender a $250,000, 11% convertible note (at a conversion price of $.10) and warrants to purchase 250,000 shares of common stock, at a conversion `price of $.10 for a term of five years.  The terms of the debt are in described in Note 6 - Convertible Debt.

On July 19, 2017, the Board of Directors approved the issuance to Lender of a warrant to purchase 50 million shares of common stock at a exercise price of $.10 for a term of two years on the basis of $2.5 million funding through the 11% convertible note (at a conversion price of $.10). This warrant is in addition to 10% warrant coverage (five-year term) provided to Lender in connection with investments in convertible debt pursuant to existing agreements (see Note 6 - Convertible Debt). The warrant will not be issued until the related funding is complete.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS - (continued)

In an agreement dated July 21, 2017 (“Agreement”) between Lender and Strome Mezzanine Fund LP (“Participant”), the Participant agreed to fund a total of $1.5 million through the Lender’s 11% convertible note (at a conversion price of $.10).  The Company also agreed to a “Right of First Refusal” (ROFR) with the Participant.  The Company would give the Participant the ROFR to invest funds into the Company on the same terms and conditions (“Right of Participation”) as negotiated by the Company with a third party, provided that the Right of Participation must be exercised within 10 days.  Certain exclusions apply relating to the committed funding of $1.5 million from parties unrelated to the Participant.  This ROFR terminates on the third (3) anniversary of the Agreement or if the participant fails to fund the full $1.5 million by November 20, 2017.  The Participant has an agreement with the Lender that upon the funding of the Participant’s $1.5 million by November 20, 2017, the Lender would allocate a portion (50%) of the warrant to purchase 50 million shares of common stock at a conversion price of $.10 issued to the Lender on the $2.5 million funding through the 11% convertible note as discussed above.  On July 24, 2017 the Lender funded $1,000,000 of the $2.5 million (of which $500,000 is from the Lender and $500,000 is from the Participant).  Due to this additional funding, the Company issued to the Lender a $1,000,000, 11% convertible note (at a conversion price of $.10) and warrants to purchase 1,000,000 shares of common stock, at a conversion `price of $.10 for a term of five years.  The terms of the debt are in described in Note 6 - Convertible Debt.

On August 1, 2017, the Lender funded an additional $50,000. This amount was recorded as Loan Payable, Related Party (see note 5 - Loan Payable, Related Party).

In July 2017, the Lender converted $30,000 of the debt (at $.10 per share).

Stock Based Compensation

On August 3, 2017, the Company issued warrants to purchase 16,000,000 shares of common stock at an exercise price of $.06 with a term of 5 years pursuant to an agreement with a financial consulting firm.  The warrants were valued at approximately $917,000 using the Black Scholes pricing model relying on the following assumptions: volatility 177.58%; annual rate of dividends 0%; discount rate 1.79%.

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

•our goal to generate revenues and become profitable;

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

Results of Operations for the three months ended June 30, 2017 and 2016

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

For WellMetris, we are developing, with the intention to manufacture, market, and sell tests that we believe will allow people to optimize their health and identify future health risks. We plan to develop and commercialize such tests in three phases:

•In phase one (“Phase One”) or, alternately named Gen 1.0, we plan to develop and commercialize a series of tests, which are intended to measure indicators of good health and optimal metabolic function (collectively, the “Phase One Test”). The Phase One Test is being designed to measure biomarkers related to oxidative stress, inflammation, and antioxidant status to establish a metabolic assessment from which intervention can commence, and from which metabolic syndrome can be inferred.

•In phase two (“Phase Two”) or alternately named Gen 1.5, we plan to develop and commercialize a testing technology focused on the positive or negative metabolic effects of metabolizing fat and muscle efficiency due to changes in diet, exertion, hydration and dietary supplements in a self-administered format that integrates with smartphone operating systems.

•In phase three (“Phase Three”) or alternately named Gen 2.0, we plan to develop and commercialize additional tests intended to provide a more complete metabolic profile for an individual utilizing the metabolites present in urine. The Company believes the Gen 2.0 tests, in aggregate, will allow identification of healthy versus unhealthy bodily processes in real-time. This technology can also be applied to livestock and companion animals. As capital funding becomes available, the Company will move forward with product development.

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

Due to funding constraints, current efforts are primarily focused on ZIVO research and development efforts.

Since 2004, we have been incurring significant operating losses and negative cash flow. We experienced only nominal sales of our algal product, which was pulled from the market in January of 2012, and have relied primarily on the sale of company securities and shareholder loans to fund operations. We are also experiencing an ongoing and substantial working capital deficiency. We have had difficulty raising capital from third parties. Through July of 2017, we successfully raised capital to fund operations and research for 2017. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would likely suffer a total loss of your investment in our Company.

Net Sales.

We had no sales during the three months ended June 30, 2017 and 2016.

Cost of Sales.

We had no cost of sales during the three months ended June 30, 2017 and 2016.

General and Administrative Expenses.

General and administrative expenses were $222,230 for the three months ended June 30, 2017, as compared to $204,138 for the comparable prior period. The approximately $18,000 increase in general and administrative expense during 2017 is due primarily increased web development expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $163,703 for the three months ended June 30, 2017, as compared to $1,163,264 for the comparable prior period. The decrease of $999,561 in professional and consulting expense during 2017 is mainly due to the issuance in 2016 of warrants to purchase 14,500,000 shares of common stock pursuant to agreements with financial consultants.  The warrants were valued at $1,095,063 and was a non-cash expense. Disregarding the net effects of the non-cash expenses, cash related expenses were $95,502 more than the prior period due to an increase in legal, consulting and accounting fees.

Research and Development Expenses.

For the three months ended June 30, 2017, we incurred $495,519 in research and development expenses, as compared to $162,710 for the comparable period in 2016.

Of these expenses, $482,850 and $64,767 for the three months ended June 30, 2017 and 2016, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The increase of $418,083 from the prior period is due to the greater availability of cash and the prioritization of Zivo research.

With respect to our WellMetris, LLC subsidiary, we incurred $12,669 and $97,943 in research and development expenses for the three months ended June 30, 2017 and 2016, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The reduction of $85,274 from the prior period is due to prioritization of Zivo research, and the limited amount of capital available for research and development.

Results of Operations for the six months ended June 30, 2017 and 2016

Net Sales.

We had no sales during the six months ended June 30, 2017 and 2016.

Cost of Sales.

We had no cost of sales during the six months ended June 30, 2017 and 2016.

General and Administrative Expenses.

General and administrative expenses were $428,571 for the six months ended June 30, 2017, as compared to $404,669 for the comparable prior period. The approximately $24,000 increase in general and administrative expense during 2017 is due primarily increased web development expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $439,614 for the six months ended June 30, 2017, as compared to $1,290,728 for the comparable prior period. The decrease of approximately $851,000 of professional and consulting expense during 2017 is mainly due to the issuance in 2016 of warrants to purchase 14,500,000 shares of common stock pursuant to agreements with financial consultants.  The warrants were valued at $1,095,063 and was a non-cash expense.  Further, in the six months ended June 30, 2017, the Company issued 1,875,000 shares of stock valued at $131,250 (a non-cash expense) to an investment banking and corporate advisory firm and warrants to purchase 500,000 shares of common stock pursuant to agreements with financial consultants valued at $33,148 (a non-cash expense). Disregarding the net effects of the non-cash expenses, cash related expenses were $80,000 more than the prior period due to an increase in legal of $31,000, consultants and accounting fees.

Research and Development Expenses.

For the six months ended June 30, 2017, we incurred $804,536 on research and development expenses, as compared to $475,271 for the comparable period in 2016.

Of these expenses, $783,493 and $224,869 for the six months ended June 30, 2017 and 2016, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The increase of $558,624 from the prior period is due to the prioritization of Zivo research and the greater availability of cash.

With respect to our WellMetris, LLC subsidiary, we incurred $21,043 and $250,402 in research and development expenses for the six months ended June 30, 2017 and 2016, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The reduction of $229,359 from the prior period is due to prioritization of Zivo research, and the limited amount of capital available for research and development.

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

As of August 7, 2017, we had a cash balance of approximately $700,000. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the six months ended June 30, 2017, we incurred negative cash flows from operations of $1,652,779. As of June 30, 2017, we had a working capital deficiency of $2,559,575 and a stockholders’ deficiency of $16,570,938. Although we recently received funding of $1,050,000 from HEP Investments, we have a near term need for additional capital.

During the six months ended June 30, 2017, our operating activities used $1,652,778 in cash, an increase of $369,606 from the comparable prior period. The approximate $370,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $397,000 decrease in net loss, offset by a decrease of $1,091,000 in non-cash expenses (a decrease of stocks and warrants issued of $891,000, a decrease of lower amortization of bond discount of $643,000, offset by the $407,000 loss on extinguishment of debt and $56,000 of amortized deferred finance) and $324,000 of changes made up of an (increase) in prepaid expenses - $2,000, an increase in accounts payable - $375,000, offset by a decrease in due to related parties and accrued liabilities - $53,000.

Our financing activities generated $1,170,000, an approximately $122,000 decrease from the comparable prior period. The decrease in cash provided by financing activities was due to an increase in proceeds of approximately $128,000 from proceeds of loans payable from a related party and a decrease of $250,000 of proceeds from the issuance of 11% convertible debentures as compared to the prior period.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“HEP”) under which HEP agreed to purchase convertible notes in the aggregate principal amount of $2,000,000. Through March 2017, we amended this agreement to provide for funding up to $17,500,000. As of the date of this filing, HEP had advanced a total of approximately $14.86 million pursuant to this arrangement. HEP’s convertible notes are secured by all our assets.

Although we raised funds through the issuance of debt during 2016 and the first half of 2017, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

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

Seasonality

Based on our business model implemented at the beginning of 2012, anticipated income streams are to be generated from the following:

For ZIVO:

a)royalties and advances for licensed natural bioactive ingredients, isolated natural compounds and synthetic variants thereof, and

b)bulk sales of such ingredients;

For WellMetris:

The selling of wellness tests and data services related to medical records management and analysis/compilation of data gathered on behalf of payers. For insurers, the primary selling season is November through April of any given year.

We do not anticipate that these will be affected by seasonality.

We are currently prioritizing efforts related to ZIVO.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months June 30, 2017, the Company issued 450,000 shares of common stock to HEP Investments relating to the issuance of $1,000,000 in principal of 11% Convertible Debentures to the Company. The Company also issued 250,000 shares of common stock to a Shareholder’s legal counsel related to the settlement of litigation as discussed on Note 10 to the financial statements.

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

Date: August 11, 2017

By: /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer