Form 10-Q
period 2017-09-30
Zivo Bioscience, Inc.
filed 2017-10-19
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 140,906,061 shares of common stock, $0.001 par value, outstanding at October 19, 2017.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,224,581	$506,986
Prepaid Expenses	90,831	13,437
Total Current Assets	1,315,412	520,423

PROPERTY AND EQUIPMENT, NET	-	18,750

OTHER ASSETS:
Deferred Finance Costs, net	113,769	198,119
Total Other Assets	113,769	198,119

TOTAL ASSETS	$1,429,181	$737,292

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$635,039	$666,365
Due to Related Party	478,534	319,234
Loans Payable, Related Parties	344,019	245,979
Convertible Debentures Payable, less discount of $566,701 and $500,490 at September 30, 2017 and December 31, 2016, respectively	16,186,051	6,886,710
Accrued Interest	1,163,827	2,659,574
Accrued Liabilities – Other	10,000	404,618
Total Current Liabilities	18,817,470	11,182,480
LONG TERM LIABILITIES:
Convertible Debentures Payable, less discount of $-0- and $73,953 at September 30, 2017 and December 31, 2016, respectively	650,000	3,176,047
Total Long Term Liabilities	650,000	3,176,047

TOTAL LIABILITIES	19,467,470	14,358,527
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 450,000,000 shares authorized; 140,906,061 and 136,745,347 issued and outstanding at September 30, 2017 and December 31, 2016	140,906	136,745
Additional Paid-In Capital	41,753,140	40,016,059
Accumulated deficit	(59,932,335)	(53,774,039)
Total Stockholders' Deficit	(18,038,289)	(13,621,235)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,429,181	$737,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	Months ended	Months ended	Months ended	Months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUES:	$-	$-	$-	$-

COSTS AND EXPENSES:
General and Administrative	245,959	195,481	674,529	600,150
Professional fees and Consulting expense	1,264,111	355,941	1,703,725	1,646,669
Research and Development	550,549	125,695	1,355,085	600,966

Total Costs and Expenses	2,060,619	677,117	3,733,339	2,847,785

LOSS FROM OPERATIONS	(2,060,619)	(677,117)	(3,733,339)	(2,847,785)

OTHER INCOME (EXPENSE):
Loss on Extinguishment of Debt	-	-	(406,482)	-
Other income	7,394	-	7,394	-
Amortization of Debt Discount	(121,618)	(170,757)	(427,626)	(1,119,875)
Amortization of Deferred finance costs	(28,117)	-	(84,350)	-
Financing Costs	(135,000)	(27,000)	(189,000)	(94,500)
Finance Costs paid in stocks and warrants – related party	(90,000)	(18,000)	(126,000)	(63,000)
Interest expense	(35,446)	(600)	(104,926)	(1,800)
Interest expense – related parties	(405,112)	(246,907)	(1,093,967)	(700,469)
Total Other Income (Expense)	(807,899)	(463,264)	(2,424,957)	(1,979,644)

NET LOSS	$(2,868,518)	$(1,140,381)	$(6,158,296)	$(4,827,429)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.04)	$(0.04)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	140,159,788	133,507,211	138,652,686	132,879,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2017	September 30, 2016
Cash Flows for Operating Activities:
Net Loss	$(6,158,296)	$(4,827,429)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered – related party	10,463	10,857
Stock and warrants issued for services rendered	1,160,157	1,270,060
Loss on Extinguishment of Debt	406,482	-
Warrants issued for Directors' Fees	166,668	69,713
Stock and warrants issued for financing costs - related party	126,000	63,000
Amortization of deferred finance costs	84,350	-
Amortization of bond discount	427,626	1,119,875
Depreciation expense	18,750	18,750
Changes in assets and liabilities:
(Increase) in prepaid expenses	(77,394)	(16,916)
(Decrease) in accounts payable	(31,326)	(290,700)
Increase in due to related party	159,300	94,500
Increase in accrued liabilities and interest	826,775	764,667
Net Cash (Used) by Operating Activities	(2,880,445)	(1,723,623)

Cash Flows from Investing Activities:	-	-
	-	-

Cash Flow from Financing Activities:
Proceeds of Loan Payable, related party	98,040	2,315
Deferred Finance Costs	-	(60,000)
Proceeds from issuance of 11% convertible debentures	3,500,000	2,350,000
Net Cash Provided by Financing Activities	3,598,040	2,292,315

Increase (Decrease) in Cash	717,595	568,692
Cash at Beginning of Period	506,986	16,589
Cash at End of Period	$1,224,581	$585,281

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2017:

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

During the quarter ended September 30, 2017, the Company recorded $155,065 in discounts on 11% convertible debentures.

During the quarter ended September 30, 2017, a related party, 11% Noteholder converted $30,000 of convertible debt into 300,000 shares of the Company's common stock

Nine Months Ended September 30, 2016:

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

The results of operations for the nine months ended September 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017, or any other period.

The Company incurred a net loss of $6,158,296 for the nine months ended September 31, 2017. In addition, the Company had a working capital deficiency of $17,502,058 and a stockholders’ deficit of $18,038,289 at September 31, 2017. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. During the nine months ended September 31, 2017, the Company raised $3,500,000 from the issuance of convertible debt. There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At September 30, 2017, the Company did not have any cash equivalents.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Amortization of deferred financing costs amounted to $84,350 and $-0- for the nine months ended September 30, 2017 and 2016, respectively.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. For nine months ended September 30, 2017 and 2016, the Company had no revenue.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the nine months ended September 30, 2017 and 2016, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were approximately $1,355,000 and $601,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

During the nine months ended September 30, 2017 and 2016, warrants were granted to employees and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $1,337,289 and $1,175,630 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2017	2016
Expected volatility	175.05% to 177.58%	158.53% to 172.80%
Expected dividends	0%	0%
Expected term	5 years	5 years
Risk free rate	1.63% to 1.93%	.71% to .97%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities as September 30, 2017, consisted of 186,314,359 common shares issuable upon the conversion of convertible debentures and related accrued interest and 52,151,754 common shares issuable upon the exercise of outstanding warrants. Potentially dilutive securities as of September 30, 2016, consisted of 102,036,360 common shares issuable upon the conversion of convertible debentures and related accrued interest and 30,167,488 common shares issuable upon the exercise of outstanding warrants. For the nine months ended September 30, 2017 and 2016 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the nine months ended September 30, 2017 and 2016.

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

Future Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers.” ASU 2014-09 superseded the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (ASU 2014-15) “Presentation of Financial Statements – Going Concern (Subtopic 205-40).” The amendments in this Update are effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. This Update had no effect on the Company’s financial position and results of operations for the year ended December 31, 2016.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)

Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(81,250)
	$0	$18,750

Depreciation and amortization was $18,750 and $18,750 for the nine months ended September 30, 2017 and 2016 respectively.

NOTE 4 – DUE TO RELATED PARTY

As of September 30, 2017 and December 31, 2016, the Company owed HEP Investments, LLC, a related party, cumulative balances of $478,534 and $319,234, respectively. The basis for the payable is a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt. For nine months ended September 30, 2017 and 2016, the Company incurred finance costs related to these transactions of $189,000 and $94,500, respectively.

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

During the year ended December 31, 2016, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, advanced the Company $20,000, for a total owed of $176,405. The Company has agreed to pay 11% interest on this loan. As of September 30, 2017 and December 31, 2016, accrued interest on this indebtedness totaled $59,652 and $40,231, respectively, and is included in Accrued Liabilities on the Condensed Consolidated Balance Sheet.

HEP Investments, LLC

In addition to amounts owed to HEP Investments pursuant to Convertible Debt (see Note 6), as of January 1, 2016, the Company owed HEP Investments $178,702. During the year ended December 31, 2016, HEP Investments loaned the Company an additional $1,890,872. Pursuant to the terms of the agreement with HEP Investments, $2,000,000 of these loans were recorded as 11% Convertible Secured Promissory Notes, leaving a remaining balance of $69,574 as of December 31, 2016.

During the nine months ended September 30, 2017, HEP Investments loaned the Company $3,598,040 (see Note 6 - Convertible Debt). Pursuant to the terms of our agreement with HEP Investments, $3,500,000 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $167,614 as of September 30, 2017.

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through March 1, 2017: (i) a Loan Agreement under which the Lender has agreed to advance up to $17,500,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $17,500,000 (“Note”) (of which $15,941,839 has been advanced as of September 30, 2017), (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets, (iv) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision) expiring September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $2,000,000 called for by the Loan Agreement,. and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

During the nine months ended September 30, 2016, the Company recorded debt discounts, related to $1,750,000 of Notes in the amount of $91,287, to reflect the relative fair value of the related warrants pursuant to "FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features" as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The $1,750,000 of Notes are convertible at $.10 per share. The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts was $1,119,875 for the nine months ended September 30, 2016.

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

The Company has agreed to pay a closing fee of $109,634 in connection with the Loan transaction (when the remaining $1,218,161 in funding is achieved), consisting of $65,781 in cash and $43,854 paid in shares of common stock valued at various amounts based on the timing of the funding and the related stock price.

The related indebtedness represented by this convertible note shall be paid to the Lender in monthly installments of interest only beginning on July 1, 2017 and continuing on the first day of each month thereafter. As of September 30, 2017, the Company has not made any interest payments. The Company has received an extension of 3 months to pay the interest expense, to December 31, 2017.

On March 3, 2017, as a result of the settlement of litigation with a shareholder, HEP Investments agreed to reduce the principal due to the Lender by $280,000 (see Note 10).

NOTE 6 – CONVERTIBLE DEBT – (continued)

HEP Investments, LLC - (continued)

On July 19, 2017, the Board of Directors approved the issuance to Lender of a warrant to purchase 50 million shares of common stock at a exercise price of $.10 for a term of two years on the basis of $2.5 million funding through the 11% convertible note (at a conversion price of $.10). This warrant is in addition to 10% warrant coverage (five-year term) provided to Lender in connection with investments in convertible debt pursuant to existing agreements. The warrant will not be issued until the related funding is complete. The warrant has a cashless exercise provision.

In an agreement dated July 21, 2017 (“Agreement”) between Lender and Strome Mezzanine Fund LP (“Participant”), the Participant agreed to fund a total of $1.5 million ("the committed funding"), through the Lender’s 11% convertible note (at a conversion price of $.10). The Company also agreed to a “Right of First Refusal” (ROFR) with the Participant. The Company would give the Participant the ROFR to invest funds into the Company on the same terms and conditions (“Right of Participation”) as negotiated by the Company with a third party, provided that the Right of Participation must be exercised within 10 days. Certain exclusions apply relating to the committed funding from parties unrelated to the Participant. This ROFR terminates on the third (3) anniversary of the Agreement or if the participant fails to fund the full $1.5 million by November 20, 2017. The Participant has an agreement with the Lender that upon the funding of the Participant’s $1.5 million by November 20, 2017, the Lender would allocate a portion (50%) of the warrant to purchase 50 million shares of common stock at a conversion price of $.10 issued to the Lender on the $2.5 million funding through the 11% convertible note as discussed above. On July 24, 2017 the Lender funded $1,000,000 of the $2.5 million (of which $500,000 is from the Lender and $500,000 is from the Participant). Due to this additional funding, the Company issued to the Lender a $1,000,000, 11% convertible note (at a conversion price of $.10) and warrants to purchase 1,000,000 shares of common stock, at a conversion `price of $.10 for a term of five years. On September 25, 2017 the Lender funded an additional $1,000,000 of the $2.5 million (of which $500,000 is from the Lender and $500,000 is from the Participant). Due to this additional funding, the Company issued to the Lender a $1,000,000, 11% convertible note (at a conversion price of $.10) and warrants to purchase 1,000,000 shares of common stock, at a conversion `price of $.10 for a term of five years. (See Note 11 - Subsequent Events).

During the nine months ended September 30, 2017, the Company recorded debt discounts, related to $3,500,000 of Notes in the amount of $225,453, to reflect the relative fair value of the related warrants pursuant to "FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features" as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The $3,500,000 of Notes are convertible at $.10 per share. The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts was $426,712 for the nine months ended September 30, 2017.

If the Lender converted the total principal of $15,911,839 convertible debt as of September 30, 2017, the total shares of common stock to be issued would be 159,118,390 shares, not including the related accrued and any future interest charges which may be converted into common stock.

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

NOTE 6 – CONVERTIBLE DEBT – (continued)

Other Debt

In September 2014, the Lender agreed to rolling 30 day extensions until notice is given to the Company to the contrary. The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	September 30, 2017	December 31, 2016
	(Unaudited)
1% Convertible notes payable, due October 2017	$240,000	$240,000

11% Convertible note payable – HEP Investments, a related party, net of unamortized discount of $565,788 and $574,443 at September 30, 2017 and December 31, 2016, respectively, due September 2018 (at September 30, 2017).	15,346,051	8,572,757
11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to October 2018	1,250,000	1,250,000
	16,836,051	10,062,757
Less: Current portion	16,186,051	6,886,710

Long term portion	$650,000	$3,176,047

Amortization of debt discounts was $427,626 and $1,119,875 for the nine months ended September 30, 2017 and 2016, respectively.

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

On September 11, 2017, the board of directors granted to each of its Directors warrants to purchase 500,000 shares of common stock at an exercise price of $.07 per share. The warrants have a term of five years and vest immediately. The warrants were valued at $166,668 using the Black Scholes pricing model relying on the following assumptions: volatility 175.54%; annual rate of dividends 0%; discount rate 1.71%. In addition, each director is entitled to receive $10,000 for each annual term served.

The Company recorded directors’ fees of $196,668 and $99,713 for the nine months ended September 30, 2017 and 2016, respectively, representing the cash fees and the value of the vested warrants described above.

NOTE 7 - STOCKHOLDERS’ DEFICIT - (continued)

Stock Based Compensation

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

On April 18, 2017, the Company entered into a Limited License Agreement (“License Agreement”) with NutriQuest, LLC ("NutriQuest"), as disclosed in a Form 8-K filed on April 26, 2017. Pursuant to the agreement, the Company issued NutriQuest warrants to purchase 687,227 shares of common stock valued at $45,662 using the Black Scholes pricing model relying on the following assumptions: volatility 175.75%; annual rate of dividends 0%; discount rate 1.78%. The warrants are exercisable at $.08 per share and expire five (5) years from the date of issuance. The License Agreement provides that the Company is obligated to pay a termination fee to NutriQuest if the parties are unable to agree upon quality and volume delivered standards.

During the nine months ended September 30, 2017, the Company issued warrants to purchase 17,000,000 shares of common stock. In the first quarter, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $.10 with a term of 5 years pursuant to an agreement as a financial consultant. The warrants were valued at $33,148 using the Black Scholes pricing model relying on the following assumptions: volatility 175.05%; annual rate of dividends 0%; discount rate 1.87%. In the third quarter, the Company issued warrants to purchase 16,250,000 shares of common stock at an exercise price of $.06 to $.07 with a term of 5 years pursuant to agreements with financial consultants. The warrants were valued at $923,430 using the Black Scholes pricing model relying on the following assumptions: volatility 175.61% to 175.58%; annual rate of dividends 0%; discount rate 1.63% to 1.79%. Also, in the third quarter, the Company issued warrants to purchase 250,000 shares of common stock at an at an exercise price of $.07 with a term of 5 years pursuant to an agreement with a research consultant. The warrants were valued at $16,667 using the Black Scholes pricing model relying on the following assumptions: volatility 175.61%; annual rate of dividends 0%; discount rate 1.63%.

Stock Issuances

During the nine months ended September 30, 2016, in connection with the issuance of $2,350,000 in principal of 11% Convertible Debenture the Company issued 960,000 shares of common stock valued at $63,000 and warrants to purchase 2,712,500 shares of common stock at an exercise price of $.10 per share as financing costs related to the issuance of the 11% convertible debt. The warrants were valued at $113,231 using the Black Scholes pricing model relying on the following assumptions: volatility 158.5% to 172.8%; annual rate of dividends 0%; discount rate 0.75% to 0.85%.

During the nine months ended September 30, 2017, in connection with the issuance of $3,500,000 in principal of 11% Convertible Debenture the Company issued to HEP Investments 1,735,714 shares of common stock valued at $126,000 and a five-year warrant to purchase 3,500,000 shares of common stock at an exercise price of $.10 per share. The Company also issued 250,000 shares of common stock valued at $22,500 as discussed in Note 10 - Settlement of Litigation – Related Party.

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

NOTE 7 - STOCKHOLDERS’ DEFICIT (Continued)

On March 31, 2017, the Company issued warrants to purchase 50,000 shares of common stock at $.08. The warrants were valued at $3,317 using the Black Scholes pricing model relying on the following assumptions: volatility 175.53%; annual rate of dividends 0%; discount rate 1.93%. On May 12, 2017, the Company issued warrants to purchase 50,000 shares of common stock at $.09. The warrants were valued at $4,283 using the Black Scholes pricing model relying on the following assumptions: volatility 176.74%; annual rate of dividends 0%; discount rate 1.93%. On August 11, 2017, the Company issued warrants to purchase 50,000 shares of common stock at $.06. The warrants were valued at $2,363 using the Black Scholes pricing model relying on the following assumptions: volatility 177.01%; annual rate of dividends 0%; discount rate 1.74%.

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	September 30, 2017		December 31, 2016
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	32,071,901	$0.13	14,705,818	$0.16
Issued	21,587,227	0.07	20,350,000	0.09
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(1,507,374)	0.17	(2,983,917)	0.13
Outstanding, end of period	52,151,754	$0.08	32,071,901	$0.13

Warrants outstanding and exercisable by price range as of September 30, 2017 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted Average Exercise Price
		Remaining
Exercise Price	Number	Contractual Life in Years	Exercise Price	Number

$0.05	1,250,000	3.95	$0.05	1,250,000	$0.05
0.06	16,050,000	4.87	0.06	16,050,000	0.06
0.07	3,000,000	4.95	0.07	3,000,000	0.07
0.08	18,612,227	3.50	0.08	18,612,227	0.08
0.09	759,110	4.78	0.09	759,110	0.09
0.10	9,427,200	3.55	0.10	9,427,200	0.10
0.12	50,000	2.87	0.12	50,000	0.12
0.14	50,000	1.87	0.14	50,000	0.14
0.15	1,376,941	1.93	0.15	1,376,941	0.15
0.17	50,000	1.50	0.17	50,000	0.17
0.19	50,000	1.62	0.19	50,000	0.19
0.22	269,276	1.00	0.22	269,276	0.22
0.25	707,000	0.63	0.25	707,000	0.25
0.30	250,000	1.18	0.30	250,000	0.30
0.33	250,000	0.75	0.33	250,000	0.33
	52,151,754	3.89		52,151,754	$0.08

NOTE 8- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011 as amended August 11, 2016. Under the agreement, Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement. Mr. Dahl is compensated as follows: he receives an annual base salary of $240,000. In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question. In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement. Further, as it relates to Company’s wholly-owned subsidiary, WellMetris, LLC (“WellMetris”), in the event the Company ceases to own a controlling interest in WellMetris for any reason whatsoever, the Company shall cause WellMetris to grant Mr. Dahl warrants to purchase a seven percent (7%) equity interest in WellMetris at the time outside funding is closed and/or at the time an event occurs whereby the Company relinquishes majority control of WellMetris. Such Warrant shall be priced at the per-unit or per-share price at the time of the applicable closing or change of control with respect to WellMetris. As of September 30, 2017, none of the milestones referred to had been achieved and there has been no notice of contract termination.

Investment Banking, M&A and Corporate Advisory Agreement

On January 17, 2017 the Company entered into a one year agreement with an Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm ("Firm"). Pursuant to the terms of the agreement, if the Company did not terminate the engagement prior to April 18, 2017, it was required to issue 1,875,000 shares of its common stock. As of April 18, 2017, the Company had not terminated the agreement and therefore became obligated to issue the aforementioned shares. The Company recorded the expense in Professional Fees and Consulting Expenses in the amount of $131,250 on its Condensed Consolidated Statement of Operations for the nine months ended September 30, 2017. In addition to the contract fee, the Company could potentially be required to be obligated to pay an 8% M&A transaction fee (as defined in the Agreement) payable in shares of the Company’s common stock (reduced by the value of the previously issued shares).

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

NOTE 11 - SUBSEQUENT EVENTS

11% Convertible Debt - HEP Investments, LLC

On October 18, 2017 the Company, HEP Investments, LLC (“Lender”) and Strome Mezzanine Fund LP (“Participant”) entered into an Amended and Restated Registration Rights Agreement (“Amended Agreement”). The Company and Lender are party to that certain Registration Rights Agreement, dated December 1, 2011 (“Original Agreement”) (filed as Exhibit 10.10 filed with the Company’s 2011 Form 10-K filed on March, 30, 2012). In an agreement dated July 21, 2017 (“Funding Agreement”) between Lender and Participant, the Participant agreed to fund a total of $1.5 million through the Lender’s 11% convertible note (at a conversion price of $.10) (see Note 6 – Convertible Debt). As a part of this Funding Agreement, the Lender and the Company agreed to amend and restate the Original Agreement. The Amended Agreement, among other items, reaffirms or grants, as applicable, registration rights to Lender and Participant. Further details are included in the Amended Agreement and filed as Exhibit 10.1 as a part of this Form 10-Q.

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

Results of Operations for the three months ended September 30, 2017 and 2016

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

Net Sales.

We had no sales during the three months ended September 30, 2017 and 2016.

Cost of Sales.

We had no cost of sales during the three months ended September 30, 2017 and 2016.

General and Administrative Expenses.

General and administrative expenses were $245,959 for the three months ended September 30, 2017, as compared to $195,481 for the comparable prior period. The approximately $51,000 increase in general and administrative expense during 2017 is due primarily due to the engagement of a Public Relations firm and more press releases of approximately $40,000 and an increase in office expenses of approximately $11,000.

Professional and Consulting Expenses.

Professional and consulting expenses were $1,264,111 for the three months ended September 30, 2017, as compared to $355,941 for the comparable prior period. The increase of approximately $908,000 in professional and consulting expense during 2017 is mainly due to the issuance of warrants to purchase 16,250,000 shares of common stock valued at $933,000 pursuant to agreements with financial consultants compared with the issuance in 2016 of 3,500,000 shares of stock valued at $175,000 to investor relation consultants, resulting in a net increase of $758,000, a non-cash expense. Further, director fees increased in 2017 due to the issuance of warrants to purchase 500,000 shares of common stock per director valued at approximately $167,000 compared to the issuance in 2016 of warrants to purchase 250,000 shares of common stock to each Director valued at approximately $59,000, an increase of $108,000, a non-cash expense. Disregarding the net effects of the non-cash expenses, cash related expenses were $42,000 more than the prior period due to an increase in accounting, consulting and legal fees.

Research and Development Expenses.

For the three months ended September 30, 2017, we incurred $550,549 in research and development expenses, as compared to $125,695 for the comparable period in 2016.

Of these expenses, aprroximately $530,000 and $103,000 for the three months ended September 30, 2017 and 2016, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The increase of approximately $427,000 from the prior period is due to the greater availability of cash and the prioritization of Zivo research.

With respect to our WellMetris, LLC subsidiary, we incurred approximately $21,000 and $23,000 in research and development expenses for the three months ended September 30, 2017 and 2016, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The reduction from the prior periods is due to prioritization of Zivo research, and the limited amount of capital available for research and development.

Results of Operations for the nine months ended September 30, 2017 and 2016

Net Sales.

We had no sales during the nine months ended September 30, 2017 and 2016.

Cost of Sales.

We had no cost of sales during the nine months ended September 30, 2017 and 2016.

General and Administrative Expenses.

General and administrative expenses were $674,529 for the nine months ended September 30, 2017, as compared to $600,150 for the comparable prior period. The approximately $75,000 increase in general and administrative expense during 2017 is due primarily due to the engagement of a Public Relations Firm, more press releases and increased web development expenses of approximately $59,000 and an increase in office expenses of approximately $16,000.

Professional and Consulting Expenses.

Professional and consulting expenses were $1,703,725 for the nine months ended September 30, 2017, as compared to $1,646,669 for the comparable prior period. The increase of approximately $57,000 of professional and consulting expense during 2017 is split between non-cash expenses and cash expenses.

Non-cash expenses were approximately $1,231,000 for the nine months ended September 30, 2017, as compared to approximately $1,340,000 for the comparable prior period, a decrease of $109,000. This decrease is due to the issuance of warrants to purchase 16,250,000 shares of common stock valued at approximately $933,000 pursuant to agreements with financial consultants, issuance of 1,875,000 shares of common stock valued at approximately $131,000 to an investment advisory firm, offset by the issuance in 2016 of 3,500,000 shares of stock valued at $175,000 to investor relation consultants and warrants to purchase 14,500,000 shares of common stock valued at approximately $1,095,000 pursuant to agreements with financial consultants resulting in a net decrease of $337,000, a non-cash expense. Further, Directors fees increased in 2017 due to the issuance of warrants to purchase 500,000 shares of common stock for each Director valued at approximately $167,000 compared to the issuance in 2016 of 250,000 warrants to each Director (and warrants to purchase 125,000 shares of common stock issued in 2016 to a new Director mid-term) valued at approximately $70,000, an increase of $97,000, a non-cash expense.

Disregarding the net effects of the non-cash expenses, cash related expenses were $103,000 more than the prior period due to an increase in accounting, consulting and legal fees.

Research and Development Expenses.

For the nine months ended September 30, 2017, we incurred $1,355,085 on research and development expenses, as compared to $600,966 for the comparable period in 2016.

Of these expenses, approximately $1,313,000 and $328,000 for the nine months ended September 30, 2017 and 2016, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The increase of $985,000 from the prior period is due to the prioritization of Zivo research and the greater availability of cash.

With respect to our WellMetris, LLC subsidiary, we incurred approximately $42,000 and $273,000 in research and development expenses for the nine months ended September 30, 2017 and 2016, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The reduction of $231,000 from the prior period is due to prioritization of Zivo research, and the limited amount of capital available for research and development.

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

As of October 17, 2017, we had a cash balance of approximately $750,000. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the nine months ended September 30, 2017, we incurred negative cash flows from operations of $2,880,445. As of September 30, 2017, we had a working capital deficiency of $17,502,058 and a stockholders’ deficit of $18,038,289. Although we recently received funding of $3,500,000 from HEP Investments, we have a near term need for additional capital.

During the nine months ended September 30, 2017, our operating activities used $2,880,445 in cash, an increase of $1,156,822 from the comparable prior period. The approximate $1,157,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $1,331,000 increase in net loss, an increase of $151,000 in non-cash expenses (an increase of stocks and warrants issued of $50,000, a decrease of lower amortization of bond discount of $692,000, offset by the $407,000 loss on extinguishment of debt and $84,000 of amortized deferred finance), offset by $326,000 of changes made up of an (increase) in prepaid expenses - $60,000, offset by a decrease in accounts payable - $259,000 an a decrease in due to related parties and accrued liabilities - $127,000.

Our financing activities generated $3,598,000, an approximately $1,306,000 increase from the comparable prior period. The increase in cash provided by financing activities was due to an increase in proceeds of approximately $96,000 from proceeds of loans payable from a related party, a decrease of $60,000 in deferred financing costs and an increase of $1,150,000 of proceeds from the issuance of 11% convertible debentures as compared to the prior period.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“Lender”) under which Lender agreed to purchase convertible notes in the aggregate principal amount of $2,000,000. Through March 2017, we amended this agreement to provide for funding up to $17,500,000. As of the date of this filing, Lender had advanced a total of approximately $15.9 million pursuant to this arrangement. Lender’s convertible notes are secured by all our assets.

Although we raised funds through the issuance of debt during 2016 and the first nine months of 2017, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2017, the Company issued 1,735,714 shares of common stock to HEP Investments relating to the issuance of $3,500,000 in principal of 11% Convertible Debentures to the Company. The Company issued 1,875,000 shares of common stock to an Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm as discussed in Note 8 to the financial statements. The Company issued 250,000 shares of common stock to a Shareholder’s legal counsel related to the settlement of litigation as discussed in Note 10 to the financial statements. The Company issued 1,875,000 shares of common stock to a Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm as discussed in Note 8 to the financial statements.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Amended and Restated Registration Rights Agreement with HEP Investments, LLC (Lender) and Strome Mezzanine Fund LP dated October 18, 2017
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.

Date: October 19, 2017

By: /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer