Form 10-K
period 2017-12-31
Zivo Bioscience, Inc.
filed 2018-02-21
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2017

or

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

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [X]

The aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2017 by non-affiliates of the issuer was $6,852,340 based on the closing price of the registrant’s common stock on such date.

As of February 13, 2018, there were 141,196,061 shares of $.001 par value common stock issued and outstanding.

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

•our goal to begin to generate revenues and become profitable;

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

PART I

Item 1. Business.

2017 Highlights

2017 saw a significant increase in the availability of funding, which allowed the Company to accelerate the discovery and analytics work pertinent to the bovine mastitis therapeutic candidate, and to enter the final arm of the in vivo validation study. A number of key research organizations were engaged to work on several fronts simultaneously in order to compress the timeframe and approach the tasks from different functional and analytical perspectives. The research organizations included the National Center for Natural Product Research at the University of Mississippi, the Donald Danforth Plant Science Center, Boston Institute of Biotechnology, SBH Biosciences and Elicityl. On the nutrition side of the R&D effort, we moved forward with production scale-up and compliance, having contracted Synthetic Genomics, Inc. (SGI) to produce our proprietary algae at commercial scale in open ponds at their Imperial Valley facility in southern California. SGI was also contracted to conduct genome sequencing to fully identify our proprietary algal strain and also commenced classical, non-GMO strain development to improve cultivation efficiencies. In anticipation of FDA compliance, we began to actively recruit algae growers in China and India, along with a test-case production contract with Algatek, a photobioreactor producer based in Spain.

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

Our new management team, in place since December 2011, determined the sole focus for the near term was to move forward with a research-based product development program. From 2012 through 2017, we engaged fully in such activities, all as more fully explained herein. From the start of 2017 and moving into 2018, we are conducting our final proof of concept validation for a bovine mastitis treatment, consisting of in vitro and in vivo studies, which is intended to dovetail with analytics and characterization of bioactive compounds produced by the algae itself. This body of work will be submitted to Zoetis, Inc. (ZTS) a global animal health company, per an option/collaboration agreement dated December 19, 2013 and amended in 2014, to determine if our bioactive compounds exhibit efficacy in addressing bovine mastitis, a common condition afflicting dairy cows that results in milk production losses. Upon completion of the research, we expect to move into negotiations regarding the option payment and subsequent licensing.

We are also finalizing our efforts in obtaining regulatory approval of the algal biomass as a feed and food ingredient. In anticipation of market approval, we are engaging with algae producers worldwide to produce our proprietary algal strain.

We hold significant intellectual property in the form of bioactive compounds, patented applications and processes, an optimized algal strain, nutritional products and applications derived from our proprietary algal biomass that can find their way into food, feed, supplements and even therapeutics.

Upon the finalization of the negotiations on the aforementioned option and license agreement, we plan to explore our options for further licensing arrangements as they relate to canine joint health and human cholesterol.

On the food and feed application side of the business, our business model anticipates deriving future income from licensing and selling natural bioactive ingredients that may be extracted from or are initially based on the algae cultures. In line with this, on April 20, 2017, we entered into a Limited License Agreement (“Agreement”) with NutriQuest, LLC an innovative leader in animal health and nutrition solutions. In the Agreement, we granted to NutriQuest a limited, exclusive license to market, distribute sell and collect the sales proceeds in all of our nutrition, feed additive and supplementation applications relating to naturally-derived algal biomass and extraction products for oral administration in swine and/or poultry species.

Further, we expect that these additional planned new products will likely be sold to much larger, better-financed animal, food, dietary supplement and medical food manufacturers. The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) bulk sales of such ingredients. We expect bulk ingredients to be made by contracted algae growers and then sold by us to animal food, dietary supplement and food processors and/or name-brand marketers.

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

In August 2013, we acquired the assets, consisting primarily of intellectual property rights, of Wellness Indicators, Inc. (“Wellness”), a Michigan corporation based in Illinois. Concurrently, we formed WellMetris, LLC (“WellMetris”) as a 100% owned entity of ZIVO. We acquired four patent applications as part of the transaction, in addition to engineering drawings, prototypes, chemical formulae, validation data, laboratory equipment and IT equipment. We assigned all of the intellectual property acquired to WellMetris with a stated value of $1,391,281. The mission of WellMetris is to develop, manufacture, market and sell Wellness Tests. The Wellness Tests are intended to provide individuals the information and opportunity to optimize their health and identify future health risks or to provide insurers, employers and healthcare providers timely information to intervene with wellness programs, fitness regimes or other preventative measures. During the period of time since we have owned WellMetris, we have drafted and filed an additional eight patent applications around the intellectual property acquired, as noted in the section “Patents and Proprietary Rights.” In the summer of 2014, we evaluated the circumstances related to the original four patent applications acquired and determined that two of the existing patent applications could be improved and filed new patents applications to redefine and better protect our intellectual property. We have abandoned one of the initial four patent applications purchased, released two of the four applications purchased and substituted them with two new patent applications, and retained ownership of one of the four applications purchased, which has now converted to a national phase application. In connection with the abandoned patents, we have protected our rights with regards to the original patent applications purchased, however we determined we should record a loss on abandonment of $1,391,281 for the year ended December 31, 2014 as the initial value of the acquired patent applications pending resides in the newly drafted and filed eight patent applications.

Marketing and Sales

ZIVO Algal Products & Derivatives

The marketing and sale of all future products are subject to compliance with applicable regulations. Based on the findings from ongoing research, we have approached and are continuing to approach potential customers or licensees in the market verticals described below. The products described throughout this document are still in the development stage, and are subject to development risk. There can be no assurance that any of the products described below will prove to be effective, or if found to be effective, will be able to be produced in a commercially viable manner.

Animal Health and Nutrition

A 2007 pilot study in dairy cows indicated that our algal culture may be effective in fending off the onset, or significantly reducing symptoms, of bovine mastitis – a condition that effectively stops milk production in affected cows. According to the National Mastitis Council, the condition affects 10% of the U.S. dairy herd at any one time, costing producers approximately $1,100 per case. In the U.S. alone, production losses are nearly $3 billion. Mycoplasma bovis causes a highly contagious and potentially fatal form of bovine mastitis (an infection of the mammary gland), for which there currently is no treatment. In the cow’s udder, mammary epithelial cells form an immunological barrier to protect the mammary gland. When bacteria or other pathogens break through this barrier, an infection can set in, affecting quality and quantity of milk produced. Our compounds showed promising early results for restoration of the immunological barrier in experiments conducted in vitro, as conducted by the Principal Researcher at the University of Wisconsin - Madison, Department of Dairy Science.

On December 20, 2013 (amended in 2014), we entered into a Collaboration and Option Agreement (“Agreement”) with Zoetis, a global animal health company, in connection with the prevention, treatment, and management of bovine mastitis. In the Agreement, we granted to the counterparty an exclusive option to negotiate an exclusive license with us. Specifically, upon completion of a collaborative study (which is in process), and acceptance of the work product by Zoetis, the Agreement provides for a 90-day exclusivity period for evaluation of results, followed by a 90 day period to exercise the option and negotiate an option payment.

With respect to livestock and poultry applications, we intend to move on three related fronts – working to bring an algal feed ingredient to market in the United States by amplifying the algae culture; working to produce a dietary supplement or feed additive for global consumption outside the U.S.; and, putting ourselves in a position to license the isolated bioactive molecules to a pharmaceutical or drug development company for synthetic development as a prescribed treatment for production animal applications. The isolated bioactive molecules form the intellectual property of interest to Zoetis. The feed ingredient, feed additive and dietary supplement are intended for other potential collaborators along with NutriQuest, (whose agreement covers swine and/or poultry species only).

The veterinarian who conducted the initial dairy cow in vivo study believes that the same autoimmune effect may be useful in combating bovine respiratory disease complex (“BRDC”), also known as “shipping fever.” BRDC typically occurs when beef cattle are shipped from the ranch to the feedlot prior to processing. According to the American Association of Beef Producers, cattle ranchers and feedlot operators attribute a 30% loss in body weight to BRDC when it occurs – a $10 billion problem in the U.S. alone. We are planning a field study to validate several dosing modalities before offering a licensing option, when resources and funding permits.

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

With all of the above, the isolated bioactive molecules found in the amplified algae product may, subject to successful negotiations, be licensed to a pharmaceutical company for development as a synthetic prescription drug. We expect that the process of developing and testing such a drug could take years. Therefore, as is common practice, we intend to work toward negotiating an upfront licensing fee, milestone payments upon each successful conclusion of a development phase, followed by pre-market approval; and finally, a steady stream of royalties in the future. The other revenue streams generated by feed and supplement sales may begin to be realized in 2018, but no assurance can be provided in that regard. Much of the research and licensing progress has been and will continue to be paced by the availability of capital funding and/or debt financing (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources).

Functional Food Ingredient - Human

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

We intend to enter the food market with a healthy cholesterol and healthy immune response ingredient in mid to late 2018 upon successful GRAS self-certification and availability of our proprietary algal biomass from contracted growers. As stated herein, we are recruiting growers around the world and expect to begin importing market-ready product into the US by late 2018, and into the EU in 2019.

Dietary Supplement & Nutraceutical - Human

The success of spirulina algae, dried kelp, Omega-3 fish oil, resveratrol, saw palmetto and similar supplements attests to the American public’s obsession with ‘natural’ products. The dietary supplement business is a $24 billion industry in the U.S. alone, and twice that the world over.

Rather than attempting to market a potential cholesterol related bioactive as a branded nutraceutical or supplement, we will endeavor to private-label the compound or finished product for larger, established marketers and retailers. If we are able to accomplish this, we believe this is a more efficient use of capital and resources while still retaining control of the intellectual property, the manufacturing process and pricing decisions. Our goal is not to be placed in a position where our premier product application is commodified and we must compete on price.

Medicinal Food and Botanical Drug

Doctors prescribe medicinal foods and botanical drugs prior to, during or after various medical procedures, including surgery, chemotherapy, radiation therapy and physical therapy. At times, medicinal foods are used to augment the effects of prescription drugs. These medicinal foods are expensive and typically reimbursed by health insurers. Botanical drugs can also be made available over-the-counter (OTC) after an extensive compliance program.

We believe that this area has potential for us if we can demonstrate that various properties of the algal extract can be isolated and produced as a medicinal food or beverage prescribed by physicians, or as an OTC botanical drug. These are both FDA-regulated sectors. Medicinal food standards are somewhat less stringent than pharmaceutical applications. Botanical drug standards are similar to other pharmaceutical applications. Under our business model, if we are able to produce a commercial product in these areas, we will endeavor to enter into a private-label arrangement with a larger strategic partner to produce and distribute these product applications.

Pharmaceuticals

We believe that we may be able to pursue prescription drug applications for our product. The process for developing a new prescription drug is costly, complex and time-consuming. It is an undertaking well beyond our financial capabilities and one that may take years to achieve. If we pursue the development of a prescription drug, we will likely seek a partnership with a co-developer that will share in the risk and expense of the initial development process, and then share in any royalties resulting from the licensing or sale of any synthetic molecule and its homologs we are able to develop and license. Or, we may out-license the natural molecules at discovery stage and allow the licensee to develop the Investigatory New Drug (IND) filing and conduct subsequent safety/efficacy phases in order to bring a therapeutic product to market.

The first such step was the execution of the bovine mastitis Collaboration and Option Agreement with Zoetis. Part of our business plan is to execute agreements that may ultimately result in option payments, licenses fees and royalty payments across animal and human applications, typically at the discovery stage.

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

Corporate Communications

We maintain our website: www.zivobioscience.com and provide a toll-free number (888) 871-6903. The content of our website is not a part of this Annual Report on Form 10-K and should not be construed as such.

WellMetris maintains a separate website: www.wellmetris.com and provides the same toll-free number as ZIVO Bioscience on its website.

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

Raw Materials

ZIVO Algal Products & Derivatives

We produce our microbial mixture using third party facilities. At the close of 2016, we contracted Synthetic Genomics, Inc. to conduct commercial scale-up at a facility in Imperial Valley, California. We continue to use the AzCATI facility at Arizona State University to produce our microbial mixture for continued experimentation. In January 2018, we signed a Letter of Intent with Tianjin Norland Biotech Co., Ltd. of Tianjin, China to commence production of our microbial mixture. Other growers in China, India, Taiwan and Thailand have been approached and negotiations are underway.

China and Taiwan require registration of the ZIVO algal strain as a foreign specie. The process can range from several weeks to several months, at which point production can commence. This affects the initial start of biomass delivery, but is unlikely to affect ongoing shipments once the algal strain is registered.

WellMetris

In tandem with seeking regulatory approval, we will need two physical components to deliver our services. A dedicated, custom reader device and a test comprised of eight (8) different chemistry tests on a single urine test panel housed in a proprietary disposable cartridge.

•The dedicated, custom reader device is manufactured by a third party to our specifications. We do not believe that there is a risk of supply, as there are several manufacturers available to produce the unit.

•The test panel and proprietary cartridge are manufactured by a third party to our specifications. We do not believe that there is a risk of supply, as there are several manufacturers available to produce the units.

Dependence on Customers

As discussed above, we reoriented the business model to focus on research and development in order to license our product and technology to third parties and to furnish algal biomass in bulk. Our potential customers are larger, well-established brand names in nutrition and health who will likely combine our algal biomass with other ingredients for feed, food and beverage applications. At this time, there are no customers providing any revenue.

Production

ZIVO Algal Products & Derivatives

We produce our microbial mixture using third party laboratory facilities. At this time, we are only manufacturing the product for purposes of research and development programs that are currently underway. However, in January 2018, we signed a Letter of Intent with Tianjin Norland Biotech Co., Ltd. of Tianjin, China to commence production of our microbial mixture. We are continuing to search for additional production sites throughout the world.

WellMetris

As discussed above, we are using third parties to manufacture our custom reader device and test panel, which we are currently using for development purposes.

Patents and Proprietary Rights

ZIVO Algal Products & Derivatives

We have rights in certain patent applications and trademarks. With respect to patents and trademarks, we have secured patent and federal trademark registrations in the U.S. Patent and Trademark Office (“USPTO”) as described below:

•U.S. Patent No. 7,807,622 issued October 5, 2010, relates to our proprietary complex algal culture. The title of the patent is: “Composition and use of phyto-percolate for treatment of disease.” This invention relates generally to a method of preparation of a phytopercolate that is derived from fresh water mixture including algae. The invention further relates to the potential use of the phyto-percolate in a variety of disease states. This patent was filed on November 30, 2006 and has a term of 20 years from the earliest claimed filing date (which may be subject to extension via Patent Term Adjustment and Patent Term Extension).

•U. S. Patent No. 8,586,053 issued November 19, 2013, relates to our proprietary algal culture. The title of the patent is: “Composition and Use of Phytopercolate for Treatment of Disease.” This invention relates generally to a method of preparation of a phyto-percolate that is derived from fresh water mixture including algae. The invention further relates to the use of the phyto-percolate in a variety of disease states. The phyto-percolate is believed to contain an activity that induces the reduction of soluble and insoluble fibrin. Further, the phyto-percolate is believed to reduce oxidative stress in the body. The patent was filed on April 20, 2006 and has a term of 20 years from the earliest claimed filing date.

•U.S. Patent No. 8,791,060 issued July 29, 2014, relates to our proprietary culture. Title of the patent is the same: “Composition and Use of Phytopercolate for Treatment of disease.” This invention relates generally to a method of preparation of a phyto-percolate that is derived from fresh water mixture including algae. The invention further describes proteolytic activity. The patent was filed on October 4, 2010 and has a term of 20 years from the earliest claimed filing date.

•U.S. Patent No. 9,486,005 issued November 8, 2016, relates to our proprietary culture. Title of the patent is: “Agents and Mechanisms for Treating Hypercholesterolemia.” This invention relates generally to a method of treating hypercholesterolemia in mammals, by administering an effective amount of microbial fermentation product and regulating genes involved in lipoprotein metabolism.

We also have allowed pending trademark applications for “ZIVO BIOSCIENCE,” “ZIVO BIOLOGIC,” “WELLM8” and “WELLMETRIX”. We may have other common law rights in other trademarks, trade names, service marks, and the like which will continue as long as we use those respective marks.

We have registered the name “WellMetrix” to replace the current “WellMetris” corporate identification, and secured an ICANN domain of the same spelling in late 2017.

The following patent filings are pertinent to the operation of the ZIVO business:

Title	Country	Patent/Application Number	Status
Composition and Use of Phytopercolate For Treatment of Disease	Canada	2,631,773	Office action issued; response filed to foreign associate; office action received; office action response filed 11/13/17;
Composition and Method For Affecting Cytokines and NF-κB	PCT	PCT/US2010/056862	National stage filings completed
Composition and Method For Affecting Cytokines and NF-κB	US	14/558,516	Application filed; informational notice to applicant received; office action received; office action response filed 10/2/17; notice of allowance issued 1/12/18;
Composition and Method For Affecting Cytokines and NF-κB	BR	BR 11 2012 011678 9	Request for examination submitted 11/11/13; awaiting examination;
Composition for Affecting Cytokines, Lactoferrin, and Serum Amyloid A	U.S.	61/834,842	Claimed by PCT/US14/42331; filed 6/13/14
Composition for Affecting Cytokines, Lactoferrin and Serum Amyloid A	PCT	PCT/US 14/42331	National stage filings completed
Composition for Affecting Cytokines, Lactoferrin, and Serum amyloid A	US	SN 14/898,091	Application filed 12/11/15; office action received; response due 2/3/18
Agents and Mechanisms for Treating Hypercholesterolemia	PCT	PCT/US11/25713	Entered National Phase
Agents and Mechanisms for Treating Hypercholesterolemia	Europe Union	SN 11745434.8	Filed 2/22/11; Undergoing Prosecution
Agents and Mechanisms for Treating Hypercholesterolemia	Canada	SN 2,827,401	Filed 2/22/11; Undergoing Prosecution
Agents and Mechanisms for Treating Hypercholesterolemia	US Div	SN15/330,830	Filed 11/7/16; Undergoing prosecution
Stress and Inflammation Biomarker Urine Panel for Dairy Cows and Beef Cattle	US	SN 61/835,282	Converted to PCT 6/14/14

Stress and Inflammation Biomarker Urine Panel for Dairy Cows and Beef Cattle	Intl.	SN14/42464	Entered National Phase
Stress and Inflammation Biomarker Urine Panel for Dairy Cows and Beef Cattle	US	14/904,274	Filed 1/11/16; response to restriction requirement due 2/17/18;
Wellness Panel for Companion Animals	US	SN 61/872,928	Converted to PCT 9/3/14
Wellness Panel for Companion Animals	US	14/916,068	US Natl Phased based on PCT/US14/53836; awaiting examination
Wellness Panel	US	SN 13/812,220	Office action response filed 8/24/17; response to office action due 2/8/18
Wellness Panel	US	61/367,486	Converted to PCT
Wellness Panel	PCT	PCT/US11/44786	US National Phase entered
Methods of modulating immune response and inflammatory response via administration of algal biomass	PCT	PCT/US16/18105	Filed: National stage filings due 8/16/17; applications filed in Brazil, EP and US
Nutritional support for animals via administration of an algal derived supplement	US	62/295,976	Application filed Feb 16, 2016; Claimed by PCT/US17/17906
Nutritional support for animals via administration of an algal derived supplement	PCT	PCT/US17/17906	Filed 2/15/17; ISR &WO received 5/27/17;
Nutritional Support for Humans Via Administration of Algal Derived Supplement	US Prov.	62/457,566	Filed 2/10/17; claimed by PCT/US17/17906
Algal-Derived Protein	US Prov.	62/467,984	Filed 3/17/17;
Methods of modulating immune response and inflammatory response via administration of algal biomass	US	SN 62,116,766	Filed Feb 16, 2015; Claimed by PCTUS16/18105 (filed 2/16/16)
Methods of modulating immune response and inflammatory response via administration of algal biomass	US	15/550,749	Filed 8/11/17; received filing receipt and notice of acceptance 10/16/17; awaiting first office action
Methods of modulating immune response and inflammatory response via administration of algal biomass	EU	EP16752918.9	Voluntary amendment to claims due 4/9/18;
Methods of modulating immune response and inflammatory response via administration of algal biomass	BR	1120170175991	Filed 8/16/17;

WellMetris

We have rights in certain patent applications and trademarks. The patent filings below are pertinent to the operation of the Wellness test, its constituent components and the methodology of the test panel.

Smartphone urinalysis device	US	SN 62 136,764	Filed March, 23, 2015; converted to PCT
Stress and Inflammation Biomarker Urine Panel for Dairy Cows and Beef Cattle	Intl.	SN14/42464	Entered National phase
Smartphone Enabled Urinalysis Devise, software and Test Platform	PCT	PCT/US16/23702	National stage applications filed in US, CA, EP, JP and MX
Smartphone Enabled Urinalysis Devise, software and Test Platform	US	15/560,989	US National phased based on PCT/US16/23707; filed 9/22/17; preliminary amendment filed 9/28/17; awaiting first office action
Smartphone Enabled Urinalysis Devise, software and Test Platform	CA	2979864	Application filed 09/14/2017; annuity Fee Due 03-23-2018; request for exam due 03-23-2021
Smartphone Enabled Urinalysis Devise, software and Test Platform	EU	EP167695572.5	Application Filed 10/10/2017; annuity fee due 03-23-2018
Smartphone Enabled Urinalysis Devise, software and Test Platform	JP	2017-549797	Application filed 09/19/2017; request for exam due 03/23/2019
Smartphone Enabled Urinalysis Devise, software and Test Platform	MX	MX/a/2017/012095	Filed 9/25/17

Sample Collection Device and Method for Urine and other Fluids	PCT	PCT/US/16/29725	National stage applications filed in US, CA, EP, JP and MX
Sample Collection Device and Method for Urine and other Fluids	US	15/569,376	US national phase of PCT/US2016/29725; filed 10/25/17; preliminary amendment filed 10/25/17; awaiting first office action
Sample Collection Device and Method for Urine and other Fluids	CA	2984152	Application filed 10/26/17; annuity fee due 4/28/18
Sample Collection Device and Method for Urine and other Fluids	EU	EP16787127.6	Application field 11/10/17; annuity fee due 4/28/18
Sample Collection Device and Method for Urine and other Fluids	JP	2017-556723	Application filed 10/27/17; request for exam due 4/28/19
Sample Collection Device and Method for Urine and other Fluids	MX	MX/a/2017/013898	Application filed 10/27/17

Regulation

ZIVO Algal Products & Derivatives

General Regulatory Framework

In the United States and in any foreign market we may choose to enter, our product(s) are subject to extensive governmental regulations.

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

Compliance

During 2017, we continued our efforts to achieve GRAS (Generally Recognized As Safe) status for the algal biomass, intended for use in humans, poultry, dogs and cattle. We contracted a well-regarded FDA consultant to map out the strategy and manage the process of developing product specifications, safety testing, publication of results and convening a GRAS panel for human use. We anticipate this process to be completed in 2018. In April 2017, we entered into a Limited License Agreement (“Agreement”) with NutriQuest, an animal nutrition company based in Cedar Rapids, Iowa, with the strategy expanded to accommodate a compliance track for swine and/or poultry species use as well.

As part of the effort, we contracted a number of well-regarded private and academic laboratories to establish a nutritional profile for the algal biomass, as well conduct various safety and toxicology tests required for the GRAS self-affirmation process. The tests, studies and validations will continue through of 2018 until the process is completed.

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

Since January 2012, we continue to develop our research programs internally and direct outside academic researchers, private laboratories or contract research organizations to conduct experiments, tests and studies on our behalf. We spent approximately $2,381,000 for the year ended December 31, 2017 on research and development, as compared to $789,000 in 2016. The resources were spent on external research, mainly to independent facilities involved in the analysis and validation of our bioactive compounds in various applications and animal models. To date, all of these amounts have been directly expensed as they have been incurred.

Beginning in March 2016, the Company has moved forward with the following R&D activities:

•We are continuing work on a large-scale bovine mastitis study utilizing samples validated in vitro by the principal researcher at the University of Wisconsin - Madison and samples processed and validated in vivo by other researchers in the fall of 2016.. The pre-pilot and pilot arms of this study have been completed and the results gained thus far may shorten the primary arm of this bovine study, which commenced in late spring 2017 with the preparation of testing samples and final study design. The primary arm of the study is expected to conclude in spring 2018, concurrently with isolation and characterization of the bioactive compounds.

•A study utilizing cadaver cartilage and joint tissue at the Comparative Orthopaedics Laboratory located at the University of Missouri showed positive early results for protective effects in canine joint health, using our natural bioactive compounds. The study will be repeated and expanded when capital funding is made available.

•A canine whole blood experiment was conducted at an international contract research organization to study the effects of our natural bioactive compounds on inflammatory cytokines and chemokines present in blood to assess whether a systemic or localized mechanism of action can be determined. Although the results trended in a positive direction, Company principals determined that a more definitive in vivo study would be more useful. Such study is expected to be conducted when capital funding is available.

•The ongoing elucidation and characterization of the natural bioactive compounds had undergone a data integrity review in early 2014. Further work to develop a more comprehensive understanding of the bioactives and developing a 3D model had been placed on hold since spring of 2014 pending available funding. In mid-March 2016, the Company re-activated the elucidation and characterization of the natural bioactive compounds as funding became available. The Center for Complex Carbohydrate Research at the University of Georgia was tasked with sample purification and preliminary analysis. Other laboratories were contracted to conduct bioassays to validate the bioactivity of the purified and isolated samples, with work ongoing at the close of 2016.

•Beginning in spring 2017, we contracted with the National Center for Natural Products Research at the University of Mississippi, the Boston Institute of Biotechnology, the Donald Danforth Plant Science Center, Elicityl SA, SBH Biosciences and other research facilities to accelerate the elucidation and characterization of the bioactive compounds present in the algal biomass, with the intent to converge these findings with the in vivo validation conducted for treatment of bovine mastitis, and present this body of work to Zoetis and effectively start the clock on the 90-day evaluation period.

•Beginning in fall 2016, we commenced a significant number of tests to determine the nutritional composition of the algal biomass, its toxicity, genetic mutagenicity, bacterial count and other safety measures for successive batches of biomass produced at AzCATI and subsequently, at Synthetic Genomics to establish consistent production and repeatability in anticipation of GRAS approvals. These tests form the basis for safety and stability claims as part of the requirement to meet GRAS standards.

•As mentioned previously, 2017 saw an increase in R&D spending and the active recruitment of algae growers in China and India. We engaged an outside consultant to advise us on outsourcing algae production and hired an experienced supply chain and operations manager to develop our internal and external organizational structures to support a global supply chain in anticipation of a market launch in mid to late 2018. In addition, we worked closely with our animal feed partner NutriQuest to conduct initial trials and analyses of a potential poultry feed ingredient, with good results. The FDA compliance effort is still underway and is expected to dovetail with product availability in mid to late 2018, pending available funding.

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

As of late 2017, as we enter production scale-up, we are required to provide cGMP protocols and Quality Assurance (“QA”) protocols that show we can produce the algal biomass and/or the active ingredients safely, consistently and in defined quantities, and therefore rely on these same experiments and methods to substantiate our quality claims. These datasets form the basis for establishing the value of a license agreement. Therefore, every single license that we hope to issue requires its own data set and safety validation for the specific application being licensed. These datasets represent the core of the intellectual property that is being licensed.

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

Over the course of 2013 and 2014, our contracted researchers were able to successfully isolate one or more algal species, scale up the production/output of the isolated species and still retain some of the key, desirable bioactive properties associated with the earlier, complex culture. Proof of concept growing techniques, including both pond and bioreactor modes, showed that our target algal specie can be grown in commercially viable quantities, and the harvest time was compressed from several months to several days’ time. We are uncertain if we can grow biomass in sufficient tonnage for livestock feed, but we believe that the current production methods will allow us to satisfy demand for a more refined product introduced into animal feed and into human supplements.

In 2014, we tested the algal biomass and isolates derived from the aforementioned prototype growing facilities in dairy cows with successful results.

In 2015, we finalized development of Standard Operating Procedures (“SOP’s”) in order to draft contractual terms with contract growers domestically and abroad. The SOP’s form the basis for current Good Manufacturing Practice (“cGMP”) protocols to which contract growers and processors must adhere as part of the FDA’s updated Food Safety Modernization Act of 2011 (“FSMA”) requirements, regardless of country of origin. In early 2016, we contracted with a Florida-based algae grower to scale-up production in a commercial setting. Due to weather problems, including Hurricane Matthew, the grower was unable to successfully deliver the biomass required. To remedy the situation, we identified and began contract negotiations in late October with Synthetic Genomics, Inc., (SGI) which operates an algae production facility in Imperial Valley, California, and concluded a tolling agreement in late December, 2016. SGI will also convert and upgrade the SOPs to cGMP level specifications so that we can meet compliance requirements. We conducted experiments in post-processing, such as spray-drying centrifugal water extraction and other techniques to better understand feed and food handling requirements. We contracted the Burdock Group of Orlando, Florida in summer of 2016 to manage the compliance process on our behalf. During 2017, SGI scaled production up to 1 million liters, finishing a proof-of-concept for commercial sale.

Looking Forward

A significant portion of our research efforts have been directed towards identifying a candidate “class of compound” and one or more “active ingredients,” as it relates to autoimmune and anti-inflammatory response. These are very broad categories and work is still required to fully describe the 3D structure of such compounds, as the actual structure is how the bioactivity exists and where the value is locked. One approach among several we’ve taken is to create synthetic homologs, and from them deduce the composition and 3D structure of the naturally bioactive compounds. In early 2014, we determined that the synthetic approach was not yielding the hoped-for results and halted that particular effort.

In mid-March 2016, we restarted the elucidation and characterization effort by contracting the Center for Complex Carbohydrate Research at the University of Georgia to begin sample purification, isolation and analyses, supported by bioassay validation conducted at several private labs.

Subject to the availability of sufficient funding, we estimate that we will, in fiscal 2018, be required to expend in excess of $3,000,000 on research and subsequent product development and manufacturing in order to complete the initiatives discussed herein. In addition to the activity in 2018, we plan to continue our research and development efforts as well as manufacturing in 2019 and beyond. These expenditures will need to be met from external funding sources as well as revenues we intend to receive. In the past, we have had difficulty raising funds from external sources. Thus, we may not be able to raise the funding required to continue our research and development activities. In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case our ability to substantiate the accumulated intellectual property with objective clinical support for its characterization, method of action and efficacy will continue to be impeded, thereby severely hindering our ability to generate licensing revenue (or otherwise commercialize our products) and adversely affect our operating results.

In the event that we are successful in raising the necessary capital, we will continue our current research program with our research partners, we will expand our investigations to include various experts and consultants on an as-needed basis and explore new product concepts and applications. Our current contracts with our research partners cover the following activities:

•Ongoing isolation and characterization of individual natural molecules from various production formats in sufficient quantities for downstream analyses, experiments, standards development, FDA compliance, cGMP and QA protocols, whether as the basis for synthetic compounds, or as a medical food or botanical drug

•Ongoing validation of samples in vivo and in vitro to substantiate efficacy and safety for each specific application or claim, i.e., bovine mastitis, poultry immune health, canine osteoarthritis, canine joint health, porcine respiratory/reproductive syndrome, etc., to boost value for each specific license

•Synthetic development/validation of individual molecules to boost value of licenses, likely to be conducted by others, either as licensees or joint venturers

•Ongoing validation of samples in vivo and in vitro for standards development, FDA safety compliance, cGMP and QA protocols

•Product development initiatives such as the joint development project with NutriQuest to develop a successful poultry feed ingredient; with other partners, to develop a protein enhancement ingredient for vegan drinks and smoothies as well as a human dietary supplement formulation

Ancillary development activities would occur in parallel with our research partners.

Development

WellMetris

WellMetris was initially focused on large-scale, programmatic applications of its testing and reporting platform. We are interested in supporting the intervention by wellness consultants or medical professionals in the lifestyle choices made by individuals covered by traditional health insurance plans, retiree medical benefits pools, employer-sponsored health initiatives and taxpayer-sponsored programs like Medicaid and the ACA (Affordable Care Act) or its proposed replacement. These interventions, which are typically pre-clinical, have been shown to be successful in delaying the onset of chronic diseases such as diabetes or cardiovascular problems. We believe that targeting asymptomatic individuals and focusing intervention efforts on these individuals may have a positive result for wellness programs, and potentially lower premiums and health claims.

At the close of 2015, the WellMetris product platform required additional prototype analyzers and additional dry chemistry reagent strips and cartridges to conduct pilot programs for potential customers, and to use the result of these pilot programs to help normalize data for the dry chemistry reagents as part of the FDA submission package.

In early 2016 we refocused product development on self-monitoring of individual health, primarily focused on those individuals who purchase dietary supplements, join health clubs or are otherwise actively pursuing a healthy lifestyle. This involves miniaturizing some aspects of our test cartridge concept and creating a mobile application, thereby eliminating the need for the analyzer device. This is a significant undertaking, which will not commence until we realize revenues from our Phase 1 product launch or attract additional capital funding. However, incremental steps were taken in 2016 to finalize 3D models of the sample collection device and the assay carrier in preparation for finite element testing of each component sometime in 2018, pending available funding.

In 2017, we redeveloped the sample collection device to reduce manufacturing costs and create an upscale look to the device while simplifying one-handed use. The exterior design of the reader/analyzer was also updated. The company filed a trademark for “WellMetrix” and purchased the ICANN domain www.wellmetrix.com and www.wellmetrix-bts.com and registered “WellMetrix” as an LLC in the state of Delaware.

Compliance with Environmental Laws

We believe that we are, in all material respects, in compliance with local, state, and federal environmental laws applicable to our production and waste disposal. The cost of this compliance activity to date has not been material, and has been absorbed within our general operations overhead.

Employees

As of December 31, 2017 we had three full-time employees, positioned in executive management. In addition, we have two part-time people acting on a consulting basis as our Chief Science Officer and our Director, Research & Development. We believe that our employee relations are good. No employee is represented by a union.

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

We only have 700 million shares authorized for issuance. As of December 31, 2017, we had 141,306,061 shares outstanding. We also had contractual commitments to issue 315,073,306 additional shares as of December 31, 2017, consisting of 196,321,552 common shares issuable upon the conversion of convertible debentures and related accrued interest and 118,751,754 common shares issuable upon the exercise of outstanding warrants. This totals a potential 456,379,367 shares outstanding if all debentures were converted and warrants exercised. In order to increase the authorized shares to a higher number, we would need to amend our articles of incorporation, which would require shareholder approval. There is no guarantee that we will be able to obtain the shareholder approval necessary to amend our articles of incorporation to increase our authorized shares.

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

Year ended December 31, 2016	HIGH	LOW

First Quarter	$0.09	$0.04
Second Quarter	0.09	0.05
Third Quarter	0.07	0.04
Fourth Quarter	0.12	0.05

Year ended December 31, 2017	HIGH	LOW

First Quarter	$0.12	$ 0.07
Second Quarter	0.09	0.06
Third Quarter	0.10	0.06
Fourth Quarter	0.14	0.07

As of December 31, 2017 we had 145 shareholders of record.

We have not paid any dividends on our common stock during the last two fiscal years, due to our need to retain all of our cash for operations. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities.

During the three months ended March 31, 2017, we issued 450,000 shares of common stock valued at $36,000 in connection with $1,000,000 of convertible debt financings in the first quarter.

During the three months ended June 30, 2017, we issued 1,875,000 shares of common stock valued at $131,250 in connection with an Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm.

During the three months ended September 30, 2017, we issued 1,285,714 shares of common stock valued at $90,000 in connection with $2,500,000 of convertible debt financings in the third quarter.

During the three months ended December 31, 2017, we issued 200,000 shares of common stock valued at $18,000 in connection with $500,000 of convertible debt financings in the fourth quarter.

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

Since 2004, we have been incurring significant operating losses and negative cash flow. We experienced only nominal sales of our algal product, which was pulled from the market in January of 2012, and have relied primarily on the sale of company securities and shareholder loans to fund operations. We are also experiencing an ongoing and substantial working capital deficiency. We have had difficulty raising capital from third parties. During 2017, we successfully raised capital to fund operations and research for 2017 and into the beginning of 2018. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would likely suffer a total loss of your investment in our company.

Results of Operations for Years Ended December 31, 2017 and 2016

Sales

We had no sales for the years ended December 31, 2017 and 2016.

Cost of Sales

The Company had no Costs of Sales for the years ended December 31, 2017 and 2016. As noted above, we ceased all sales activities as of January 2012.

Selling Expenses

The Company had no Selling Expenses for the years ended December 31, 2017 and 2016. As noted above, we ceased all sales activities as of January 2012.

General and Administrative Expenses

General and administrative expenses increased approximately $1,296,000 to $2,128,000 in 2017 compared to $832,000 in 2017. General and administrative expenses increased in the following areas: an increase in salaries of $1,229,000, of which is $1,220,000 is due to an award of 10 million warrants to the CEO and 6 million to the CFO (a non-cash expense) and $9,000 is due to the hiring of the Vice President - Operations, an increase of $61,000 web-site development and public relations, an increase of $13,000 in insurance expense and an increase of $9,000 of office expenses, offset by a reduction of depreciation of $7,000 (a non-cash expense), a reduction of $4,000 in travel expenses and a decrease in WellMetris operating expenses of $4,000. Our increase in general and administrative expenses was due to increased activity.

Professional Fees and Consulting Expense

Professional fees and consulting expense decreased approximately $48,000 to $1,821,000 in 2017 compared to $1,869,000 in 2016. Professional fees and consulting expense decreased in 2017 due to the following: an increase in Board of Director Fees of $97,000 (of the total expense of $207,000 in 2017 related to these activities, $167,000 was a non-cash expense in the form of warrants issued for services rendered), an increase in accounting fees of $24,000 an increase in legal fees of $8,000, offset by a decrease of $177,000 in the use of an investment banking firm, an investor relations firm and the use of financial consultants (of the total expense of $1,208,000 in 2017 related to these activities, $1,087,000 was a non-cash expense in the forms of stock and warrants issued for services rendered).

Research and Development Expenses

Research and development expenses increased approximately $1,592,000 to $2,381,000 in 2017 compared to $789,000 in 2016 for the comparable period.

Of these expenses, approximately $2,294,000 and $529,000 for the years ended December 31, 2017 and 2016, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The increase of $1,765,000 from the prior period is due to the prioritization of Zivo research and the greater availability of cash. We expect external research and development to increase in 2018 as we pursue additional external trials, subject to the availability of sufficient funding, which we do not currently have.

With respect to our WellMetris, LLC subsidiary, we incurred approximately $87,000 and $260,000 in research and development expenses for the year ended December 31, 2017 and 2016, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The reduction of $173,000 from the prior period is due to prioritization of Zivo research.

Other Income (Expenses)

During the year ended December 31, 2017, we recorded approximately $406,000 relating to “Loss on Extinguishment of Debt” relating to the March 1, 2017 restructuring of the Loan Agreements with HEP Investments, LLC, which represented the remaining unamortized discount as of March 1, 2017.

Other income for the year ended December 31, 2017 was $7,000 for the year ended December 31, 2017. This amount represented a settlement of accounts payable from a vendor dispute.

During the year ended December 31, 2017, we recorded approximately $575,000 relating to amortization of bond discount as compared to $1,376,000 for the year ended December 31, 2016, an $801,000 decrease. The decrease is due to the March 1, 2017 restructuring of the Loan Agreements with HEP Investments, LLC. The discounts are amortized on a straight-line basis through September 30, 2018.

During the year ended December 31, 2017, we recorded approximately $690,000 in amortization of deferred finance costs as compared to $27,000 in 2016. The increase of $663,000 is due primarily to additional funding received in 2017 which incurred finance costs of approximately $4,275,000 which are amortized on a straight-line basis through September 30, 2018.

During the year ended December 31, 2017, we recorded approximately $216,000 in finance costs as compared to $108,000 in 2016. The increase of $108,000 was due to an increase in convertible debt funding in 2017 as compared with 2016.

During the year ended December 31, 2017, we recorded approximately $144,000 in finance costs paid in stock and warrants as compared to $72,000 in 2016. The increase of $72,000 was due to an increase in convertible debt funding in 2017 as compared to 2016.

During the year ended December 31, 2017, we recorded approximately $1,684,000 in interest expense as compared to $986,000 in 2016. The increase of $698,000 is due to the increased indebtedness carried by the Company incurred in 2017 as compared to 2016.

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

As of February 20, 2018, we had cash in the bank of $106,000. We have incurred significant net losses since inception, including a net loss of approximately $10,038,000 during the year ended December 31, 2017. We have, since inception, consistently incurred negative cash flow from operations. During the year ended December 31, 2017, we incurred negative cash flows from operations of approximately $4,243,000. As of December 31, 2017, we had a working capital deficiency of $4,228,525 and a stockholders’ deficiency of $16,304,492. Although we recently raised a limited amount of capital, we have a near term need for significant additional capital.

During the year ended December 31, 2017, our operating activities used approximately $4,243,000 in cash, compared with $2,543,000 in cash during the comparable prior period. The approximate $1,700,000 increase in cash used by our operating activities was due primarily to the following (all of which are approximated): a $3,979,000 increase in net loss, an increase of $1,314,000 in stock and warrants issued for services rendered (a non-cash expense item), a $663,000 increase in amortization of deferred financing costs (a non-cash expense item), a $406,000 increase in loss on extinguishment of debt, a $323,000 change (decrease) in accounts payable, a $49,000 change in due to related party (decrease), a $332,000 decrease in accrued liabilities, offset by a $808,000 decrease in amortization and depreciation (a non-cash expense item), and a $1,000 change (increase) in prepaid expenses.

During the years ended December 31, 2017 and 2016, there were no investing activities.

During the years ended December 31, 2017 and 2016, our financing activities generated $4,053,000 and $3,034,000 in cash, respectively. The difference of $1,019,000 was primarily related to a net increase of proceeds of $750,000 from issuance of convertible debentures (with loans payable converted into convertible debentures), an increase of $239,000 in net loans from related parties and a decrease in deferred finance costs of $30,000.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“Lender”) under which Lender agreed to purchase convertible notes in the aggregate principal amount of $2,000,000. Through March 2017, we amended this agreement to provide for funding up to $17,500,000. As of the date of this filing, Lender had advanced a total of approximately $16.7 million pursuant to this arrangement. Lender’s convertible notes are secured by all our assets.

Although we raised a limited amount of capital during 2017, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2017, our Chief Financial Officer has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

(c)Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Incorporated by reference to the Registrant’s 2018 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that defines the standard of conduct expected of our officers, directors and employees. We will upon request and without charge provide a copy of our Code of Ethics. Requests should be directed to Principal Accounting Officer, Zivo Bioscience, Inc., 2804 Orchard Lake Road, Suite 202, Keego Harbor, MI 48320.

Item 11. Executive Compensation

Incorporated by reference to the Registrant’s 2018 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Registrant’s 2018 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Registrant’s 2018 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the Registrant’s 2018 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

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

ZIVO BIOSCIENCE, INC.

Date: February 21, 2018	By: /s/ Philip M. Rice II
Philip M. Rice II Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Andrew Dahl

Andrew Dahl,

Principal Executive Officer

CEO, President

February 21, 2018

By: /s/ Philip M. Rice II

Philip M. Rice II

Principal Financial Officer,

Chief Financial Officer, Director

February 21, 2018

By: /s/Christopher Maggiore

Christopher Maggiore,

Director

February 21, 2018

By: /s/Nola Masterson

Nola Masterson,

Director

February 21, 2018

By: /s/John Payne

John Payne,

Director

February 21, 2018

By: /s/Robert Rondeau

Robert Rondeau,

Director

February 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

Opinion on the Consolidated financial statements

We have audited the accompanying consolidated balance sheets of ZIVO Bioscience, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' deficiency, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2017 and 2016 and, as of December 31, 2017, has a significant working capital and stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolinetz, Lafazan & Company, P.C.

WOLINETZ, LAFAZAN & COMPANY, P.C.

We have served as the Company's auditor since 2004.

Rockville Centre, NY

February 21, 2018

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2016	December 31, 2017

CURRENT ASSETS:
Cash	$506,986	$317,135
Prepaid Expenses	13,437	15,143
Total Current Assets	520,423	332,278
PROPERTY AND EQUIPMENT, NET	18,750	-

OTHER ASSETS:
Deferred Finance Costs, net	198,119	3,877,801

TOTAL ASSETS	$737,292	$4,210,079

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$666,365	$541,710
Due to Related Party	319,234	475,834
Loans Payable, Related Parties	245,979	394,019
Convertible Debentures Payable, less discount of $500,490 and $-0- at December 31, 2016 and 2017, respectively	6,886,710	1,490,000
Accrued Interest	2,659,574	1,649,240
Accrued Liabilities – Other	404,618	10,000
Total Current Liabilities	11,182,480	4,560,803
LONG TERM LIABILITIES:
Convertible Debenture Payable, less discount of $73,953 and $458,072 at December 31, 2016 and 2017, respectively	3,176,047	15,953,768
Total Long-Term Liabilities	3,176,047	15,953,768
TOTAL LIABILITIES	14,358,527	20,514,571
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 700,000,000 shares authorized; 136,745,347 and 141,106,061 issued and outstanding at December 31, 2016 and 2017, respectively	136,745	141,107
Additional Paid-In Capital	40,016,059	47,366,814
Accumulated Deficit	(53,774,039)	(63,812,413)
Total Stockholders' Deficit	(13,621,235)	(16,304,492)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$737,292	$4,210,079

The accompanying notes are an integral part of these financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
`
	For the year ended	For the year ended
	December 31, 2016	December 31, 2017

REVENUES:	$-	$-

COSTS AND EXPENSES:
General and Administrative	832,239	2,127,979
Professional Fees and Consulting Expense	1,869,234	1,820,985
Research and Development	788,971	2,381,222
Total Costs and Expenses	3,490,444	6,330,186

LOSS FROM OPERATIONS	(3,490,444)	(6,330,186)

OTHER INCOME (EXPENSE):
Loss on Extinguishment of Debt	-	(406,482)
Other Income	-	7,394
Amortization of Bond Discount	(1,376,182)	(574,716)
Amortization of Deferred Finance Costs	(26,813)	(690,079)
Financing Costs	(108,000)	(216,000)
Finance Costs Paid in Stocks and Warrants	(72,000)	(144,000)
Interest Expense – Related Parties	(950,698)	(1,544,405)
Interest Expense	(35,490)	(139,900)

Total Other Income (Expense)	(2,569,183)	(3,708,188)

NET INCOME (LOSS)	$(6,059,627)	$(10,038,374)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.07)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	133,844,254	139,243,126

The accompanying notes are an integral part of these financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 1, 2016 THROUGH DECEMBER 31, 2017

	Common Stock		Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2016	132,156,776	$132,157	$38,085,266	$(47,714,412)	$(9,496,989)

Issuance of warrants to board of directors	-	-	69,712	-	69,712
Issuance of warrants for services	-	-	1,116,444	-	1,116,444
Issuance of warrants for services – related party	-	-	15,601	-	15,601
Issuance of common stock for services	3,500,000	3,500	171,500	-	175,000
Discounts on issuance of 11% convertible debentures	-	-	106,693	-	106,693
Warrants issued for financing costs	-	-	99,931	-	99,931
Common stock issued for financing costs	1,088,571	1,088	70,912	-	72,000
Settlement of Litigation – related party	-	-	280,000	-	280,000
Net income	-	-	-	(6,059,627)	(6,059,627)

Balance, December 31, 2016	136,745,347	$136,745	$40,016,059	$(53,774,039)	$(13,621,235)

Issuance of warrants to board of directors	-	-	166,668	-	166,668
Issuance of warrants for services	-	-	1,086,120	-	1,086,120
Issuance of warrants for services – related party	-	-	1,234,991	-	1,234,991
Issuance of common stock for services	1,875,000	1,875	129,375	-	131,250
Issuance of common stock for settlement of litigation	250,000	250	22,250	-	22,500
Common stock issued on conversion of 11% Convertible Debt	300,000	300	29,700		30,000
Discounts on issuance of 11% convertible debentures	-	-	264,826	-	264,826
Warrants issued for financing costs	-	-	4,274,761	-	4,274,761
Common stock issued for financing costs	1,935,714	1,937	142,064	-	144,001
Net loss	-	-	-	(10,038,374)	(10,038,374)

Balance, December 31, 2017	141,106,061	$141,107	$47,366,814	$(63,812,413)	$(16,304,492)

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2016	December 31, 2017
Cash Flows from Operating Activities:
Net Loss	$(6,059,627)	$(10,038,374)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Stocks and warrants issued for services rendered	1,291,444	1,217,369
Issuance of warrants for services – related party	15,601	1,234,992
Warrants issued for Directors' Fees	69,713	166,668
Loss on Extinguishment of Debt	-	406,482
Stocks and warrants issued for financing costs	72,000	144,000
Amortization of deferred finance costs	26,813	690,079
Amortization of bond discount	1,376,181	574 ,716
Depreciation expense	25,000	18,750
Changes in assets and liabilities:
(Increase) in prepaid expenses	(1,096)	(1,705)
(Decrease) in accounts payable	(448,061)	(124,656)
Increase in due to related party	108,001	156,600
Increase in accrued liabilities	980,558	1,312,188
Net Cash (Used) in Operating Activities	(2,543,473)	(4,242,891)
Cash Flows from Investing Activities:
Net Cash (Used) in Investing Activities	-	-
Cash Flow from Financing Activities:
Proceeds from (payments of) loans payable, related parties	(91,130)	148,040
Deferred Finance Costs	(125,000)	(95,000)
Proceeds from issuance of 11% convertible debentures	3,250,000	4,000,000
Net Cash Provided by Financing Activities	3,033,870	4,053,040
Increase (Decrease) in Cash	490,397	(189,851)
Cash at Beginning of Period	16,589	506,986

Cash at End of Period	$506,986	$317,135
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2017:

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

During the quarter ended March 31, 2017, the Company issued 250,000 shares of its common stock valued at $22,500 for settlement of litigation (see Note 12 – Settlement of Litigation – Related Party).

During the quarter ended September 30, 2017, the Company recorded $155,065 in discounts on 11% convertible debentures.

During the quarter ended September 30, 2017, a related party, 11% Noteholder converted $30,000 of convertible debt into 300,000 shares of the Company's common stock

During the quarter ended December 31, 2017, the Company recorded $39,373 in discounts on 11% convertible debentures.

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

NOTE 2 – BASIS OF PRESENTATION

Going Concern

The Company had a net loss of $10,038,374 and $6,059,627 during the years ended December 31, 2017 and 2016, respectively.

In addition, the Company had a working capital deficiency of $4,228,525 and a stockholders’ deficiency of $16,304,492 at December 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the year ended December 31, 2017, the Company received proceeds of $4,000,000 from the issuance of 11% convertible debt.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At December 31, 2017, the Company did not have any cash equivalents.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Amortization of deferred financing costs amounted to $690,079 and $26,813 for the years ended December 31, 2017 and 2016.

Revenue Recognition

We will recognize net product revenue when the earnings process is complete and the risks and rewards of product ownership have transferred to our customers, as evidenced by the existence of an agreement, delivery having occurred, pricing being deemed fixed, and collection being considered probable. We record pricing allowances, including discounts based on contractual arrangements with customers, when we recognize revenue as a reduction to both accounts receivable and net revenue.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the years ended December 31, 2017 and 2016 no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were $2,381,222 and $788,971 for the years ended December 31, 2017 and 2016, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

We have adjusted Deferred Tax Assets and Liabilities in accordance with the December 22, 2017 enactment of the U.S. Tax Cuts and Jobs Act. (See Note 11 – Income Taxes).

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During 2017 and 2016, warrants were granted to employees, directors and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $2,487,779 and $1,201,758 during the years ended December 31, 2017 and 2016 respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2017	2016
Expected volatility	175.05% to 177.58%	158.53% to 173.53%
Expected dividends	0%	0%
Expected term	5 years	5 years
Risk free rate	1.63% to 2.11%	.71% to 1.04%

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

Income (Loss) Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities as of December 31, 2017, consisted of 196,097,025 common shares from convertible debentures and related accrued interest and 119,301,754 common shares from outstanding warrants. Potentially dilutive securities as of December 31, 2016, consisted of 111,086,456 common shares from convertible debentures and related accrued interest and 32,071,901 common shares from outstanding warrants. For 2017 and 2016, diluted and basic weighted average shares were the same, as potentially dilutive shares are anti-dilutive.

Advertising Costs

Advertising costs are charged to operations when incurred. There were no Advertising Costs during the years 2017 and 2016.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Future Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers.” ASU 2014-09 superseded the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Historically the Company has had no revenues. The Company has not determined the impact of adopting ASU 2014-09.

“Accounting for Leases(Topic 842),” This new lease accounting standard requires that we recognize leased assets and corresponding liabilities on the balance sheet and provide enhanced disclosure of lease activity.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016

Furniture & fixtures	$20,000	$20,000
Equipment	80,000	80,000

	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(81,250)

	$-	$18,750

Depreciation and amortization was $18,750 and $25,000 for the years ended December 31, 2017 and 2016, respectively.

NOTE 5 – DUE TO RELATED PARTY

As of December 31, 2017 and 2016, the Company owed HEP Investments, a noteholder and significant shareholder of the Company, had cumulative balances of $475,834 and $319,234, respectively. The basis for the payable is a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt. For the years ended December 31, 2017 and 2016, the Company incurred finance costs related to these transactions of $216,000 and $108,000, respectively.

NOTE 6 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

As of December 31, 2017 and 2016, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, had cumulative balances of $176,405 and $176,405, respectively. The Company has agreed to pay 11% interest on this loan. During the years ended December 31, 2017 and 2016, the Company recorded interest on this indebtedness of $25,966 and $20,396, respectively.

HEP Investments, LLC

In addition to amounts owed to HEP Investments pursuant to Convertible Debt (see Note 7), as of January 1, 2016, the Company owed HEP Investments $178,702. During the year ended December 31, 2016, HEP Investments loaned the Company an additional $1,890,872. Pursuant to the terms of the agreement with HEP Investments, $2,000,000 of these loans were recorded as 11% Convertible Secured Promissory Notes, leaving a remaining balance of $69,574 as of December 31, 2016.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOAN PAYABLE, RELATED PARTIES (continued)

HEP Investments, LLC (continued)

During the year ended December 31, 2017, HEP Investments loaned the Company $4,148,040 (see Note 7 - Convertible Debt). Pursuant to the terms of our agreement with HEP Investments, $4,000,000 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $217,614 as of December 31, 2017.

NOTE 7 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through March 1, 2017: (i) a Loan Agreement under which the Lender has agreed to advance up to $17,500,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $17,500,000 (“Note”) (of which $16,441,839 has been advanced as of December 31, 2017), (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets, (iv) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision) which expired September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $2,000,000 called for by the Loan Agreement,. and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

During the year ended December 31, 2016, the Company recorded debt discounts, related to the $2,000,000 of Notes described previously (Note 6), in the amount of $106,693, to reflect the relative fair value of the related warrants as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts was $1,376,182 for the years ended December 31, 2016. The $2,000,000 of Notes are convertible at $.10 per share. As discussed in Note 12 – Settlement of Litigation – Related Party, the Lender reduced the principal of the debt by $280,000 (at $.12 per share) relating to a settlement with the Company.

On March 1, 2017, the Company and the Lender entered into the following documents: (i) an Eighth Amendment to the Loan Agreement under which the Lender has agreed to advance up to a total of $17,500,000 to the Company, subject to certain conditions, and (ii) a Ninth Amended and Restated Senior Secured Convertible Promissory Note. The Eighth Amendment to Loan Agreement amends and restates the Seventh Amendment to Loan Agreement, which was entered into with the Lender on December 31, 2015 and disclosed in the Company’s Form 8-K Current Report filed on January 7, 2016. The Ninth Amended and Restated Senior Secured Convertible Promissory Note resets the total outstanding debt as of March 1, 2017 and provides for a maturity date of September 30, 2018. As consideration for the extension of the maturity date to September 30, 2018, agreed to change the conversion price of the $12,441,839 Convertible Promissory Note from conversion prices ranging from $.10 to $.30 per share to $.10 per share. The total outstanding debt as of March 1, 2017 was $12,441,839. The amount includes unpaid principal of $9,147,200, interest outstanding as of February 28, 2017 of $2,694,639 and restructuring and legal fees of $600,000. The Company recorded a debt discount of $600,000 related to the restructuring of the $12,441,839, 11% convertible note on March 1, 2017. The stated rate of the new debt was unchanged from the previous debt agreement and the estimated fair value of the new debt approximates its carrying amount (principal plus accrued interest at the date of the modification). In accordance with FASB ASC 470-60 “Debt-Troubled Debt Restructurings by Debtors,” the Company recorded a “Loss on Extinguishment of Debt” on March 1, 2017 of $406,482 which represented the remaining unamortized discount as of March 1, 2017.

The Company has agreed to pay a closing fee of 9% in connection with the Loan transaction (when the remaining funding is achieved), consisting of 5.4% in cash and 3.6% paid in shares of common stock valued at various amounts based on the timing of the funding and the related stock price.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE DEBT (continued)

HEP Investments, LLC – Related Party (continued)

The related indebtedness represented by this convertible note shall be paid to the Lender in monthly installments of interest only beginning on July 1, 2017 and continuing on the first day of each month thereafter. As of December 31, 2017, the Company has not made any interest payments. The Company has received an extension of 3 months to pay the interest expense, to March 31, 2018.

On March 3, 2017, as a result of the settlement of litigation with a shareholder, HEP Investments agreed to reduce the principal due to the Lender by $280,000 (see Note 12).

On July 14, 2017, the Lender converted $30,000 of the debt into 300,000 shares of the Company’s common stock (at $.10 per share).

On July 19, 2017, the Board of Directors approved the issuance to Lender of a warrant to purchase 50 million shares of common stock at an exercise price of $.10 for a term of two years on the basis of $2.5 million funding through the 11% convertible note (at a conversion price of $.10). This warrant is in addition to 10% warrant coverage (five-year term) provided to Lender in connection with investments in convertible debt pursuant to existing agreements. The warrant was issued on November 20, 2017 as the related funding was complete. The warrant has a cashless exercise provision.

In an agreement dated July 21, 2017 (“Funding Agreement”) between Lender and Strome Mezzanine Fund LP (“Participant”), the Participant agreed to fund a total of $1.5 million ("the committed funding"), through the Lender’s 11% convertible note (at a conversion price of $.10). The Company also agreed to a “Right of First Refusal” (ROFR) with the Participant. The Company would give the Participant the ROFR to invest funds into the Company on the same terms and conditions (“Right of Participation”) as negotiated by the Company with a third party, provided that the Right of Participation must be exercised within 10 days. Certain exclusions apply relating to the committed funding from parties unrelated to the Participant. This ROFR terminates on the third (3) anniversary of the Agreement. The Participant has an agreement with the Lender that upon the funding of the Participant’s $1.5 million by November 20, 2017, the Lender would allocate a portion (50%) of the warrant to purchase 50 million shares of common stock at a conversion price of $.10 issued to the Participant on the $2.5 million funding through the 11% convertible note as discussed above. On July 24, 2017 the Lender funded $1,000,000 of the $2.5 million (of which $500,000 is from the Lender and $500,000 is from the Participant). Due to this additional funding, the Company issued to the Lender a $1,000,000, 11% convertible note (at a conversion price of $.10) and warrants to purchase 1,000,000 shares of common stock, at a conversion `price of $.10 for a term of five years. On September 25, 2017 the Lender funded an additional $1,000,000 of the $2.5 million (of which $500,000 is from the Lender and $500,000 is from the Participant). Due to this additional funding, the Company issued to the Lender a $1,000,000, 11% convertible note (at a conversion price of $.10) and warrants to purchase 1,000,000 shares of common stock, at a conversion price of $.10 for a term of five years.

On October 18, 2017 the Company, Lender and Participant entered into an Amended and Restated Registration Rights Agreement (“Amended Agreement”). The Company and Lender are party to that certain Registration Rights Agreement, dated December 1, 2011 (“Original Agreement”) (filed as Exhibit 10.10 filed with the Company’s 2011 Form 10-K filed on March 30, 2012). In the Funding Agreement (dated July 21, 2017) between Lender and Participant, the Participant agreed to fund a total of $1.5 million through the Lender’s 11% convertible note (at a conversion price of $.10).

During the year ended December 31, 2017, the Company recorded debt discounts, related to $4,000,000 of Notes in the amount of $264,826 to reflect the relative fair value of the related warrants pursuant to "FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features" as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The relative fair value of the debt discounts of $264,826 were calculated using the Black Scholes pricing model relying on the following assumptions: volatility 175.08 to 176.97%; annual rate of dividends 0%; discount rate 1.63% to 2.09%. The $4,000,000 of Notes are convertible at $.10 per share. The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts was $574,716 for the year ended December 31, 2017.

If the Lender converted the total principal of $16,411,839 convertible debt as of December 31, 2017, the total shares of common stock to be issued would be 177,380,045 shares, not including the related accrued and any future interest charges which may be converted into common stock.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE DEBT (continued)

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

The New Lenders Notes are convertible into the Company’s restricted common stock at $.10 per share and bear interest at the rate of 11% per annum. The New Lenders Notes must be repaid as follows: accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note. The Company has not made the interest payment due on the first anniversary of the Note. The Company has not received any notice of default.

Other Debt

In September 2014, the Lender of the 1% convertible debentures agreed to rolling 30-day extensions until notice is given to the Company to the contrary. The Company determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	December 31, 2017	December 31, 2016

1% Convertible notes payable, due January 2018	$240,000	$240,000

11% Convertible note payable – HEP Investments, LLC, a related party, net of unamortized discount of $458,072 and $574,443, respectively, due September 30, 2018 (See Note 13 - Subsequent Events)	15,953,768	8,572,757
11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to October 2018	1,250,000	1,250,000
	17,443,768	10,062,757
Less: Current portion	1,490,000	6,886,710

Long term portion	$15,953,768	$3,176,047

Amortization of debt discounts was $574,716 and $1,376,182 for the year ended December 31, 2017 and 2016, respectively.

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Recapitalization

On November 8, 2017, the shareholders of the Company voted for Approval and adoption of an amendment to the Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 450,000,000 shares to 700,000,000 shares. The Certificate of Amendment to the Articles of Incorporation have been filed with the Secretary of State of Nevada.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ DEFICIENCY (continued)

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

The Company recorded directors’ fees of $206,668 and $109,713 for the years ended December 31, 2017 and 2016, respectively, representing the cash fees and the value of the vested warrants described above.

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

During the quarter ended March 31, 2017, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $.10 with a term of 5 years pursuant to an agreement as a financial consultant. The warrants were valued at $33,148 using the Black Scholes pricing model relying on the following assumptions: volatility 175.05%; annual rate of dividends 0%; discount rate 1.87%.

During the quarter ended June 30, 2017, the Company entered into a Limited License Agreement (“License Agreement”) with NutriQuest, LLC ("NutriQuest"). Pursuant to the agreement, the Company issued NutriQuest warrants to purchase 687,227 shares of common stock valued at $45,662 using the Black Scholes pricing model relying on the following assumptions: volatility 175.75%; annual rate of dividends 0%; discount rate 1.78%. The warrants are exercisable at $.08 per share and expire five (5) years from the date of issuance. The License Agreement provides that the Company is obligated to pay a termination fee to NutriQuest if the parties are unable to agree upon quality and volume delivered standards.

During the quarter ended September 30, 2017, the Company issued warrants to purchase 16,250,000 shares of common stock at an exercise price of $.06 to $.07 with a term of 5 years pursuant to agreements with financial consultants. The warrants were valued at $923,430 using the Black Scholes pricing model relying on the following assumptions: volatility 175.61% to 175.58%; annual rate of dividends 0%; discount rate 1.63% to 1.79%. Also, in the third quarter, the Company issued warrants to purchase 250,000 shares of common stock at an at an exercise price of $.07 with a term of 5 years pursuant to an agreement with a research consultant. The warrants were valued at $16,667 using the Black Scholes pricing model relying on the following assumptions: volatility 175.61%; annual rate of dividends 0%; discount rate 1.63%.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ DEFICIENCY (continued)

Stock Based Compensation (continued)

During the quarter ended December 31, 2017, the Company issued warrants to HEP Investments LLC (a related party) to purchase 50,000,000 shares of common stock at an exercise price of $.10 with a term of 5 years pursuant to an approval of the board of directors relating to the additional funding of $2.5 million through the 11% convertible note. See Note 7 - Convertible Debt. The warrants were valued at $4,274,761 using the Black Scholes pricing model relying on the following assumptions: volatility 175.10%; annual rate of dividends 0%; discount rate 2.09%. Also, in the fourth quarter, the Company issued warrants to purchase 600,000 shares of common stock at an exercise price of $.10 with a term of 5 years pursuant to an agreement as a financial consultant. The warrants were valued at $57,212 using the Black Scholes pricing model relying on the following assumptions: volatility 176.09%; annual rate of dividends 0%; discount rate 2.11%.

Stock Issuances

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

On March 7, 2017, the Company issued 250,000 shares of common stock valued at $22,500 as discussed in Note 12 - Settlement of Litigation – Related Party.

On March 31, 2017, in connection with the issuance of $1,000,000 in principal of an 11% Convertible Debenture, the Company issued 450,000 shares of common stock valued at $36,000 and a warrant to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share. The warrants were valued at $75,718 using the Black Scholes pricing model relying on the following assumptions: volatility 175.1%; annual rate of dividends 0%; discount rate 1.97%. See Note 7 - Convertible Debt.

On July 14, 2017, in connection with the issuance of $250,000 in principal of an 11% Convertible Debenture, the Company issued 128,571 shares of common stock valued at $9,000 and a warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share. The warrants were valued at $16,546 using the Black Scholes pricing model relying on the following assumptions: volatility 177.0%; annual rate of dividends 0%; discount rate 1.87%. See Note 7 - Convertible Debt.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ DEFICIENCY (continued)

Stock Issuances (continued)

On July 24, 2017, in connection with the issuance of $1,000,000 in principal of an 11% Convertible Debenture, the Company issued 514,286 shares of common stock valued at $36,000 and a warrant to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share. The warrants were valued at $66,181 using the Black Scholes pricing model relying on the following assumptions: volatility 177.0%; annual rate of dividends 0%; discount rate 1.83%. See Note 7 - Convertible Debt.

On September 7, 2017, in connection with the issuance of $250,000 in principal of an 11% Convertible Debenture, the Company issued 128,571 shares of common stock valued at $9,000 and a warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share. The warrants were valued at $16,506 using the Black Scholes pricing model relying on the following assumptions: volatility 175.6%; annual rate of dividends 0%; discount rate 1.63%. See Note 7 - Convertible Debt.

On September 25, 2017, in connection with the issuance of $1,000,000 in principal of an 11% Convertible Debenture, the Company issued 514,286 shares of common stock valued at $36,000 and a warrant to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share. The warrants were valued at $66,086 using the Black Scholes pricing model relying on the following assumptions: volatility 176.0%; annual rate of dividends 0%; discount rate 1.85%. See Note 7 - Convertible Debt.

On November 20, 2017, in connection with the issuance of $500,000 in principal of an 11% Convertible Debenture, the Company issued 200,000 shares of common stock valued at $18,000 and a warrant to purchase 500,000 shares of common stock at an exercise price of $.10 per share. The warrants were valued at $42,739 using the Black Scholes pricing model relying on the following assumptions: volatility 175.2%; annual rate of dividends 0%; discount rate 2.09%. See Note 7 - Convertible Debt.

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

On August 11, 2017, the Company issued warrants to purchase 50,000 shares of common stock at $.06. The warrants were valued at $2,863 using the Black Scholes pricing model relying on the following assumptions: volatility 177.01%; annual rate of dividends 0%; discount rate 1.74%.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ DEFICIENCY (continued)

Executive Compensation (continued)

On October 19, 2017, the Company issued warrants to purchase 50,000 shares of common stock at $.09. The warrants were valued at $4,290 using the Black Scholes pricing model relying on the following assumptions: volatility 176.02%; annual rate of dividends 0%; discount rate 1.98%.

On November 8, 2017, the board of directors granted to Andrew Dahl, CEO warrants to purchase 10,000,000 shares of common stock at an exercise price of $.08 per share. The warrants have a term of five years and vest immediately. The warrants were valued at $762,649 using the Black Scholes pricing model relying on the following assumptions: volatility 176.02%; annual rate of dividends 0%; discount rate 1.99%.

On November 8, 2017, the board of directors granted to Philip Rice, CFO, warrants to purchase 6,000,000 shares of common stock at an exercise price of $.08 per share. The warrants have a term of five years and vest immediately. The warrants were valued at $457,589 using the Black Scholes pricing model relying on the following assumptions: volatility 176.02%; annual rate of dividends 0%; discount rate 1.99%.

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	December 31, 2017		December 31, 2016
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	32,071,901	$0.10	14,705,818	$0.13
Issued	88,737,227	0.09	20,350,000	0.08
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(1,507,374)	0.17	(2,983,917)	0.14

Outstanding, end of period	119,301,754	$0.09	32,071,901	$0.10

Warrants outstanding and exercisable by price range as of December 31, 2017 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted
		Remaining			Average
Range of	Number	Contractual Life in Years	Exercise Price	Number	Exercise Price
$0.05	1,250,000	4.70	$0.05	1,250,000	$0.05
0.06	16,050,000	4.59	0.06	16,050,000	0.06
0.07	3,000,000	4.70	0.07	3,000,000	0.07
0.08	18,625,000	3.99	0.08	18,625,000	0.08
0.09	809,110	3.38	0.09	809,110	0.09
0.10	60,527,200	4.64	0.10	60,527,200	0.10
0.12	50,000	2.62	0.12	50,000	0.12
0.14	50,000	1.62	0.14	50,000	0.14
0.15	1,376,941	1.68	0.15	1,376,941	0.15
0.17	50,000	1.25	0.17	50,000	0.17
0.19	50,000	1.37	0.19	50,000	0.19
0.22	269,276	1.75	0.22	269,276	0.22
0.25	707,000	0.38	0.25	707,000	0.25
0.30	250,000	0.92	0.30	250,000	0.30
0.33	250,000	0.50	0.33	250,000	0.33

	119,301,754	4.34		119,301,754	$0.09

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011 as amended August 11, 2016. Under the agreement Mr. Dahl serves as CEO for one-year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement. Mr. Dahl is compensated as follows: he receives an annual base salary of $240,000. In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question. In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement. Further, as it relates to Company’s wholly-owned subsidiary, WellMetris, LLC (“WellMetris”), in the event the Company ceases to own a controlling interest in WellMetris for any reason whatsoever, the Company shall cause WellMetris to grant Mr. Dahl warrants to purchase a seven percent (7%) equity interest in WellMetris at the time outside funding is closed and/or at the time an event occurs whereby the Company relinquishes majority control of WellMetris. Such Warrant shall be priced at the per-unit or per-share price at the time of the applicable closing or change of control with respect to WellMetris. As of December 31, 2017, none of the milestones referred to had been achieved and there has been no notice of contract termination.

Investment Banking, M&A and Corporate Advisory Agreement

On January 17, 2017 the Company entered into a one-year agreement with an Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm ("Firm"). Pursuant to the terms of the agreement, if the Company did not terminate the engagement prior to April 18, 2017, it was required to issue 1,875,000 shares of its common stock. As of April 18, 2017, the Company had not terminated the agreement and therefore became obligated to issue the aforementioned shares. The Company recorded the expense in Professional Fees and Consulting Expenses in the amount of $131,250 on its Condensed Consolidated Statement of Operations for the year ended December 31, 2017. In addition to the contract fee, the Company could potentially be required to be obligated to pay an 8% M&A transaction fee (as defined in the Agreement) payable in shares of the Company’s common stock (reduced by the value of the previously issued shares).

Change of Control Provisions

Effective as of April 21, 2017, the Board of Directors extended to December 31, 2017 the Change in Control Agreements (the “Agreements”) with both of its executive officers. The Agreements with each of the executive officers provide that if a Change of Control (as defined in the Agreements) occurs and the participant is not offered substantially equivalent employment with the successor corporation or the participant’s employment is terminated without Cause (as defined in the Agreements) during the three month period prior to the Change of Control or the 24 month period following the Change of Control, then 100% of such participant’s unvested options will be fully vested and the restrictions on his restricted shares will lapse. The Agreements also provide for severance payments of 500% of base salary and target bonus in such event. The Agreements terminate on December 31, 2017, with the provision that if a Change of Control occurs prior to the termination date, the obligations of the Agreements will remain in effect until they are satisfied or have expired. (See Note 13 – Subsequent Events)

Legal Contingencies

We may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operation or cash flows.

Workers’ Compensation

The Company does not carry workers’ compensation insurance, which covers on the job injury.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to Related Party

See Note 5 Due to Related Party for disclosure of payable to related Party.

Loan Payable – Related Party

See Note 6 Loan Payable – Related Parties for disclosure of loans payable to related Parties

Executive Compensation

See Note 8 – Stockholder’ Deficiency for disclosure of compensation to the Chief Executive Officer and Chief Financial Officer.

Employment Agreement

See Note 9 – Commitments and Contingencies for disclosure of the Employment Agreement with the Chief Executive Officer.

NOTE 11 - INCOME TAXES

At December 31, 2017 the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $44,981,000, which may be applied against future taxable income, if any, at various dates from 2017 through 2037. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2017 the Company had a deferred tax asset of approximately $12,145,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.

The Company’s Deferred Tax Assets decreased by $3,748,000 from $15,893,000 as of December 31, 2016 to $12,145,000 as of December 31, 2017. The net decrease consisted of an increase in the asset of $2,099,000 as a result of additional Net Operating Losses of $4,589,000 during the current year, offset by a decrease of $5,847,000 resulting from the enactment of the Tax Cuts and Jobs Act (“TCJ Act”) in the fourth quarter of 2017. One of the provisions of the TCJ Act was to decrease the maximum U.S. Corporate income tax rate from 35% to 21%. As a result of this new law the Company will now be calculating its Deferred Tax Assets using a rate of 27% versus 40% in prior years.

NOTE 12 – SETTLEMENT OF LITIGATION - RELATED PARTY

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

NOTE 13 – SUBSEQUENT EVENTS

LOAN PAYABLE, RELATED PARTIES

Loan Payable, Related Parties

During the period from January 1, 2018 to February 15, 2018, Mr. Maggiore advance the Company an additional $60,000, for a total advanced of $302,602.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONVERTIBLE DEBT: HEP Investments, LLC

Debt Modification

On January 31, 2018, the Company and HEP Investments, LLC (“Lender”), entered into the following documents, effective as of January 31, 2018: (i) Ninth Amendment to Loan Agreement under which the Lender has agreed to advance up to a total of $17,500,000 to the Company, subject to certain conditions, and (ii) a Tenth Amended and Restated Senior Secured Convertible Promissory Note. The Ninth Amendment to Loan Agreement amends and restates the Eighth Amendment to Loan Agreement, which was entered into with the Lender on March 1, 2017 and disclosed in the Company’s Form 8-K Current Report filed on March 6, 2017. The Tenth Amended and Restated Senior Secured Convertible Promissory Note extends the maturity date for all convertible debt due to HEP Investments to April 1, 2019, including the payment of any interest due and owing at that time. The total outstanding debt as of January 31, 2018 is $16,411,839, and the related amount of unpaid interest is $1,476,607.

In consideration for extending the maturity date of the Loan to April 1, 2019 in accordance with the Tenth Amended and Restated Senior Convertible Promissory Note, the Company agreed to issue to the Lender warrants to purchase 3,250,000 shares of common stock at an exercise price of $.10 with a term of 5 years.

In accordance with FASB ASC 470-10-45, as a result of the January 31, 2018 amendment to the Loan Agreement and Convertible Promissory Note, the Company has reclassified all outstanding indebtedness to HEP Investments, LLC as non-current on the Consolidated Balance Sheet as of December 31, 2017.

Based on the above, the total shares of common stock, if the Lender converted the complete $16,411,839 convertible debt, would be 164,118,392 shares, not including any future interest charges which may be converted into common stock.

Amounts advanced under the Note are secured by all the Company’s assets.

The Company has agreed to pay a closing fee of 9% in connection with the Loan transaction (when the remaining funding is achieved), consisting of 5.4% in cash and 3.6% paid in shares of common stock valued at various amounts based on the timing of the funding and the related stock price.

The Company has made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

11% Convertible Debt - HEP Investments, LLC

Through February 20, 2018, HEP Investments LLC (“Lender”) funded an additional of $203,000. Due to this additional funding, the Company issued to the Lender a $250,000, 11% convertible note and warrants to purchase 250,000 shares of common stock, at an exercise price of $.10 for a term of five years. The terms of the debt are in described in Note 7 - Convertible Debt.

COMMITMENTS AND CONTINGENCIES

Change of Control Provisions

Effective as of February 9, 2018, the Board of Directors extended to December 31, 2018 the Change in Control Agreements (the “Agreements”) with both of its executive officers. The Agreements with each of the executive officers provide that if a Change of Control (as defined in the Agreements) occurs and the participant is not offered substantially equivalent employment with the successor corporation or the participant’s employment is terminated without Cause (as defined in the Agreements) during the three month period prior to the Change of Control or the 24 month period following the Change of Control, then 100% of such participant’s unvested options will be fully vested and the restrictions on his restricted shares will lapse. The Agreements also provide for severance payments of 500% of base salary and target bonus in such event. The Agreements terminate on December 31, 2018, with the provision that if a Change of Control occurs prior to the termination date, the obligations of the Agreements will remain in effect until they are satisfied or have expired.

EXHIBIT INDEX

Exhibit Number	Title

3.13	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.11	Amendment to Articles of Incorporation of the Company, dated July 24, 2012	(2)
3.12	Amended Articles of Incorporation dated October 16, 2014 for name change	(3)
3.1	Certificate to Amendment of Articles of Incorporation of Incorporation dated November 14, 2016	(4)
3.2	Amended and restated By-laws of the Company	(5)
10.04	Security Agreement with HEP Investments, LLC ($100K loan) dated September 8, 2011	(6)
10.05	Senior Secured Note with HEP Investments, LLC ($100K loan) dated September 8, 2011	(7)
10.06	Loan Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(8)
10.07	Senior Secured Note with HEP Investments, LLC ($2M loan) dated December 2, 2011	(9)
10.08	Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(10)
10.09	IP Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(11)
10.24	Amended and Restated Senior Secured Convertible Promissory Note and the First Amendment to Loan Agreement with HEP Investments, LLC dated April 15, 2013	(12)
10.26	Second Amendment to Loan Agreement with HEP Investments, LLC dated December 16, 2013	(13)
10.27	Third Amendment to Loan Agreement with HEP Investments, LLC dated March 17, 2014	(14)
10.28	Third Amendment to Loan Agreement with HEP Investments, LLC dated July 1, 2014	(15)
10.29	Fourth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated July 1, 2014	(16)
10.31	Fourth Amendment to Loan Agreement with HEP Investments, LLC dated December 1, 2014	(17)
10.32	Fifth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated December 1, 2014	(18)
10.33	Fifth Amendment to Loan Agreement with HEP Investments, LLC dated April 28, 2015	(19)
10.34	Sixth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated April 28, 2015	(20)
10.36	Sixth Amendment to Loan Agreement with HEP Investments, LLC dated December 31, 2015	(21)
10.37	Seventh Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated December 31, 2015	(22)
10.39	Amended and Restated Employment Agreement with Andrew Dahl, the Registrant’s CEO	(23)
10.40	Seventh Amendment to Loan Agreement with HEP Investments, LLC dated September 30, 2016	(24)
10.41	Eighth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated September 30, 2016	(25)
10.42	Eighth Amendment to Loan Agreement with HEP Investments, LLC dated March 1, 2017	(26)
10.43	Ninth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated March 1, 2017	(27)
10.44	Amended and Restated Change of Control Agreement dated April 21, 2017	(28)
10.45	Limited License Agreement with NutriQuest dated April 20, 2017	(29)
10.46	Amended and Restated Registration Rights Agreement with HEP Investments, LLC (Lender) and Strome Mezzanine Fund LP dated October 18, 2017	(30)
10.47	Ninth Amendment to Loan Agreement with HEP Investments, LLC dated January 31, 2018	(31)
10.48	Tenth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated January 31, 2018	(32)
10.49	Amended and Restated Change of Control Agreement dated February 9, 2018	*
14.1	Code of Ethics	*
21	Subsidiaries of the Registrant	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

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

(4)Filed as Exhibit 3.1 to the Registrant’s Form 10Q filed with the Commission on November 14, 2016 and incorporated by this reference.

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

(12) Filed as Exhibit 10.24 to Form 10Q filed with the Commission on May 16, 2013 and incorporated by this reference.

(13) Filed as Exhibit 10.26 to Form 10K filed with the Commission on March 31, 2014 and incorporated by this reference.

(14) Filed as Exhibit 10.27 to Form 10K filed with the Commission on March 31, 2014 and incorporated by this reference.

(15) Filed as Exhibit 10.28 to Form 10K filed with the Commission on March 31, 2014 and incorporated by this reference.

(16) Filed as Exhibit 10.29 to Form 10K filed with the Commission on March 31, 2014 and incorporated by this reference.

(17) Filed as Exhibit 10.31 to Form 8K filed with the Commission on December 26, 2014 and incorporated by this reference.

(18) Filed as Exhibit 10.32 to Form 8K filed with the Commission on December 26, 2014 and incorporated by this reference.

(19) Filed as Exhibit 10.33 to Form 8K filed with the Commission on May 1, 2015 and incorporated by this reference.

(20) Filed as Exhibit 10.34 to Form 8K filed with the Commission on May 1, 2015 and incorporated by this reference.

(21) Filed as Exhibit 10.36 to Form 8K filed with the Commission on January 7, 2016 and incorporated by this reference.

(22) Filed as Exhibit 10.37 to Form 8K filed with the Commission on January 7, 2016 and incorporated by this reference.

(23) Filed as Exhibit 10.39 to Form 10Q filed with the Commission on August 12, 2016 and incorporated by this reference.

(24) Filed as Exhibit 10.40 to Form 8K filed with the Commission on October 5, 2016 and incorporated by this reference.

(25) Filed as Exhibit 10.41 to Form 8K filed with the Commission on October 5, 2016 and incorporated by this reference.

(26) Filed as Exhibit 10.42 to Form 8K filed with the Commission on March 6, 2017 and incorporated by this reference.

(27) Filed as Exhibit 10.43 to Form 8K filed with the Commission on March 6, 2017 and incorporated by this reference.

(28) Filed as Exhibit 10.1 to Form 10Q filed with the Commission on May 12, 2017 and incorporated by this reference.

(29) Filed as Exhibit 10.2 to Form 10Q filed with the Commission on May 12, 2017 and incorporated by this reference.

(30) Filed as Exhibit 10.1 to Form 10Q filed with the Commission on October 19, 2017 and incorporated by this reference.

(31) Filed as Exhibit 10.1 to Form 8K filed with the Commission on February 12, 2018 and incorporated by this reference.

(32) Filed as Exhibit 10.2 to Form 8K filed with the Commission on February 12, 2018 and incorporated by this reference.