Form 10-Q
period 2018-03-31
Zivo Bioscience, Inc.
filed 2018-04-23
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 141,678,371 shares of common stock, $0.001 par value, outstanding at April 18, 2018.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$98,136	$317,135
Prepaid Expenses	89,191	15,143
Total Current Assets	187,327	332,278

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS:
Deferred Finance Costs, net	2,599,769	3,877,801

TOTAL ASSETS	$2,787,096	$4,210,079

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,131,647	$541,710
Due to Related Party	502,834	475,834
Loans Payable, Related Parties	549,019	394,019
Convertible Debentures Payable, less discount of $-0- and $-0- at March 31, 2018 and December 31, 2017, respectively	1,490,000	1,490,000
Accrued Interest	2,147,907	1,649,240
Accrued Liabilities – Other	20,000	10,000
Total Current Liabilities	5,841,407	4,560,803
LONG TERM LIABILITIES:
Convertible Debentures Payable, less discount of $406,839 and $458,072 at March 31, 2018 and December 31, 2017, respectively	16,505,001	15,953,768
Total Long Term Liabilities	16,505,001	15,953,768

TOTAL LIABILITIES	22,346,408	20,514,571
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 700,000,000 shares authorized; 141,286,061 and 141,106,061 issued and outstanding at March 31, 2018 and December 31, 2017	141,286	141,107
Additional Paid-In Capital	47,957,989	47,366,814
Accumulated deficit	(67,658,587)	(63,812,413)
Total Stockholders' Deficit	(19,559,312)	(16,304,492)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,787,096	$4,210,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017

REVENUES:	$-	$-

COSTS AND EXPENSES:
General and Administrative	331,985	206,341
Professional fees and Consulting expense	424,127	275,911
Research and Development	927,115	309,020

Total Costs and Expenses	1,683,227	791,272

LOSS FROM OPERATIONS	(1,683,227)	(791,272)

OTHER INCOME (EXPENSE):
Loss on Extinguishment of Debt	-	(406,482)
Amortization of Bond Discount	(94,753)	(199,540)
Amortization of Deferred finance costs	(1,278,032)	(28,116)
Financing costs	(27,000)	(54,000)
Finance costs paid in stock and warrants	(264,495)	(36,000)
Interest expense	(34,975)	(600)
Interest expense – related parties	(463,692)	(346,289)
Total Other Income (Expense)	(2,162,947)	(1,071,027)

NET LOSS	$(3,846,174)	$(1,862,299)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.01)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	141,162,061	136,793,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Cash Flows for Operating Activities:
Net Loss	$(3,846,174)	$(1,862,299)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock and warrants issued for services rendered - Related Party	5,255	3,317
Stock and warrants issued for services rendered	278,085	16,574
Loss on Extinguishment of Debt	-	406,482
Stock and warrants issued for Finance Costs - Related Party	264,496	36,000
Amortization of deferred finance costs	1,278,032	28,116
Amortization of bond discount	94,753	199,540
Depreciation expense	-	6,250
Changes in assets and liabilities:
(Increase) in prepaid expenses	(74,049)	(35,305)
Increase in accounts payable	589,937	102,717
Increase in due to related party	27,000	54,000
Increase in accrued liabilities and interest	508,667	515,123
Net Cash (Used) by Operating Activities	(873,999)	(529,485)

Cash Flows from Investing Activities:	-	-

Cash Flow from Financing Activities:
Proceeds of loan payable, related party, net	155,000	30,000
Proceeds from issuance of convertible debentures	500,000	1,000,000
Net Cash Provided by Financing Activities	655,000	1,030,000

Increase (decrease) in Cash	(218,999)	500,515

Cash at Beginning of Period	317,135	506,986
Cash at End of Period	$98,135	$1,007,501

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2018:

During the quarter ended March 31, 2018, the Company recorded $43,520 of discounts on the issuance of $500,000 of 11% convertible debentures.

Three Months Ended March 31, 2017:

During the quarter ended March 31, 2017, the Company recorded $70,388 of discounts on the issuance of $1,000,000 of 11% convertible debentures.

During the quarter ended March 31, 2017, the Company recorded a $600,000 debt discount for a restructuring fee related to the debt extinguishment.

.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2017 consolidated audited financial statements and Notes thereto included in the Annual Report on Form 10-K filed with the SEC on February 21, 2018.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018, or any other period.

The Company incurred a net loss of $3,846,174 for the three months ended March 31, 2018. In addition, the Company had a working capital deficiency of $5,654,080 and a stockholders’ deficit of $19,559,312 at March 31, 2018. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. During the quarter ended March 31, 2018, the Company raised $500,000 from the issuance of convertible debt and $155,000 in loans from related parties. There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At March 31, 2018, the Company did not have any cash equivalents.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Amortization of deferred financing costs amounted to $1,278,032 and $28,116 for the three months ended March 31, 2018 and 2017, respectively.

Revenue Recognition

We will recognize net product revenue when the earnings process is complete and the risks and rewards of product ownership have transferred to our customers, as evidenced by the existence of an agreement, delivery having occurred, pricing being deemed fixed, and collection being considered probable. We will record pricing allowances, including discounts based on contractual arrangements with customers, when we recognize revenue as a reduction to both accounts receivable and net revenue.

For three months ended March 31, 2018 and 2017, the Company had no revenue.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the three months ended March 31, 2018 and 2017, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were approximately $927,000 and $309,000 for the quarters ended March 31, 2018 and 2017, respectively.

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

During the three months ended March 31, 2018 and 2017, warrants were granted to employees and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $283,340 and $19,891 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2018	2017
Expected volatility	175.59% to 177.09%	175.05% to 175.53%
Expected dividends	0%	0%
Expected term	5 years	5 years
Risk free rate	2.36% to 2.69%	1.87% to 1.93%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities as of March 31, 2018, consisted of 206,001,030 common shares from convertible debentures and related accrued interest and 125,928,258 common shares from outstanding warrants. Potentially dilutive securities as of March 31, 2017, consisted of 153,239,914 common shares from convertible debentures and related accrued interest and 33,571,901 common shares from outstanding warrants. For the three months ended March 31, 2018 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the three months ended March 31, 2018 and 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases , to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt the ASU on January 1, 2019. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We intend to elect the available practical expedients upon adoption. Upon adoption, we expect the consolidated balance sheet to include a right of use asset and liability related to substantially all of our lease arrangements. We are continuing to assess the impact of adopting the ASU on our financial position, results of operations and related disclosures and have not yet concluded whether the effect on the consolidated financial statements will be material.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)

Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

Depreciation and amortization was $-0- and $6,250 for the three months ended March 31, 2018 and 2017 respectively.

NOTE 4 – DUE TO RELATED PARTY

As of March 31, 2018 and December 31, 2017, the Company owed HEP Investments, LLC, a related party, $502,834 and $475,834, respectively. The basis for the payable is a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt (see Note 6). For three months ended March 31, 2018 and 2017, the Company incurred finance costs related to these transactions of $27,000 and $54,000, respectively.

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

As of December 31, 2017 and March 31, 2018, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, had a cumulative balance of funds loaned to the Company of $176,405 and $476,405, respectively. The Company has agreed to pay 11% interest on this loan.

During the three months ended March 31, 2018 and March 31, 2017, accrued interest on this indebtedness totaled $74,344 and $46,293, respectively.

HEP Investments, LLC

In addition to amounts owed to HEP Investments pursuant to Convertible Debt (see Note 6), as of January 1, 2017, the Company owed HEP Investments $69,574. During the year ended December 31, 2017, HEP Investments loaned the Company an additional $4,148,040. Pursuant to the terms of the agreement with HEP Investments, $4,000,000 of these loans were recorded as 11% Convertible Secured Promissory Notes, leaving a remaining balance of $217,614 as of December 31, 2017.

During the quarter ended March 31, 2018, HEP Investments loaned the Company $355,000 (see Note 6 - Convertible Debt). Pursuant to the terms of our agreement with HEP Investments, $500,000 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $72,614 as of March 31, 2018.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through March 1, 2017: (i) a Loan Agreement under which the Lender has agreed to advance up to $17,500,000 to the Company, subject to certain conditions, and (ii) a Convertible Secured Promissory Note in the principal amount of $17,500,000 (“Note”) (of which $16,911,839 has been advanced as of March 31, 2018) and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision) which expired September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $2,000,000 called for by the Loan Agreement,. and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC – (continued)

On July 19, 2017, the Board of Directors approved the issuance to Lender of a warrant to purchase 50 million shares of common stock at an exercise price of $.10 for a term of five years on the basis of $2.5 million funding through the 11% convertible note (at a conversion price of $.10). This warrant is in addition to 10% warrant coverage (five-year term) provided to Lender in connection with investments in convertible debt pursuant to existing agreements. The warrant was issued on November 20, 2017 as the related funding was complete. The warrant has a cashless exercise provision. The warrants were valued at $4,274,761 using the Black Scholes pricing model relying on the following assumptions: volatility 175.10%; annual rate of dividends 0%; discount rate 2.09%.

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

During the year ended December 31, 2017, the Company recorded debt discounts, related to $4,000,000 of Notes in the amount of $264,826 to reflect the relative fair value of the related warrants pursuant to "FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features" as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The relative fair value of the debt discounts of $264,826 were calculated using the Black Scholes pricing model relying on the following assumptions: volatility 175.08 to 176.97%; annual rate of dividends 0%; discount rate 1.63% to 2.09%. The $4,000,000 of Notes are convertible at $.10 per share. The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts were $574,716 for the year ended December 31, 2017

On October 18, 2017 the Company, Lender and Participant entered into an Amended and Restated Registration Rights Agreement (“Amended Agreement”). The Company and Lender are party to that certain Registration Rights Agreement, dated December 1, 2011 (“Original Agreement”) (filed as Exhibit 10.10 filed with the Company’s 2011 Form 10-K filed on March 30, 2012). In the Funding Agreement (dated July 21, 2017) between Lender and Participant, the Participant agreed to fund a total of $1.5 million through the Lender’s 11% convertible note (at a conversion price of $.10).

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC – (continued)

During the quarter ended March 31, 2018 the Company issued $500,000 of 11% Convertible Debt and recorded a debt discount of $43,520. The relative fair value of the debt discounts of $43,520 were calculated using the Black Scholes pricing model relying on the following assumptions: volatility 175.49 to 176.05%; annual rate of dividends 0%; discount rate 2.09% to 2.57%

In consideration for extending the maturity date of the Loan to April 1, 2019 in accordance with the Tenth Amended and Restated Senior Convertible Promissory Note, the Company agreed to issue to the Lender warrants to purchase 3,250,000 shares of common stock at an exercise price of $.10 with a term of 5 years. The warrants were valued at $246,496 using the Black Scholes pricing model relying on the following assumptions: volatility 175.81%; annual rate of dividends 0%; discount rate 2.41%.

The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Based on the above, as of March 31, 2018, the total shares of common stock, if the Lender converted the complete $16,911,839 convertible debt, including related accrued interest, would be 186,893,301 shares, not including any future interest charges which may be converted into common stock.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC – (continued)

Convertible debt consists of the following:
	March 31, 2018	December 31, 2017
	(Unaudited)
1% Convertible notes payable, due April 30 2018 (at March 31, 2018)	$240,000	$240,000

11% Convertible note payable – HEP Investments LLC, a related party, net of unamortized discount of $406,839 and $458,072 at March 31, 2018 and December 31, 2017, respectively, due April 1, 2019 (at March 31, 2018).	16,505,001	15,953,768
11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to October 2018	1,250,000	1,250,000
	17,995,001	17,443,768
Less: Current portion	1,490,000	1,490,000

Long term portion	$16,505,001	$15,953,768

Amortization of debt discounts was $94,753 and $199,540 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

The Company recorded directors’ fees of $10,000 and $10,000 during the three months ended March 31, 2018 and 2017, representing the cash fees.

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

During the three months ended March 31, 2018, in connection with the issuance of $500,000 in principal of 11% Convertible Debenture the Company issued to HEP Investments 180,000 shares of common stock valued at $18,000 and a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $.10 per share.

Executive Compensation

As compensation for serving as Chief Financial Officer, the Company, quarterly, issues warrants to purchase 50,000 shares of common stock to Philip M. Rice at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and compliant manner, at which time such warrants would vest.

On March 31, 2017, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.08. The warrants were valued at $3,317 using the Black Scholes pricing model relying on the following assumptions: volatility 175.53%; annual rate of dividends 0%; discount rate 1.93%.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT (Continued)

On February 21, 2018, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.11. The warrants were valued at $5,255 using the Black Scholes pricing model relying on the following assumptions: volatility 177.09%; annual rate of dividends 0%; discount rate 2.69%.

On January 16, 2018, the Company issued to a newly hired employee warrants to purchase 500,000 shares of common stock at $.10. The warrants were valued at $33,045 using the Black Scholes pricing model relying on the following assumptions: volatility 175.59%; annual rate of dividends 0%; discount rate 2.36%.

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	March 31, 2018		December 31, 2017
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	119,301,754	$0.09	32,071,901	$0.10
Issued	6,626,504	0.10	88,737,227	0.09
Exercised	-	-	0	-
Cancelled	-	-	0	-
Expired	-	-	(1,507,374)	0.17
Outstanding, end of period	125,928,258	$0.09	119,301,754	$0.09

Warrants outstanding and exercisable by price range as of March 31, 2018 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted Average Exercise Price
		Remaining
Exercise Price	Number	Contractual Life in Years	Exercise Price	Number

$0.05	1,250,000	3.45	$0.05	1,250,000	$0.05
0.06	16,050,000	4.35	0.06	16,050,000	0.06
0.07	3,000,000	4.45	0.07	3,000,000	0.07
0.08	34,612,227	3.75	0.08	34,612,227	0.08
0.09	809,110	3.14	0.09	809,110	0.09
0.10	67,153,704	4.44	0.10	67,153,704	0.10
0.12	50,000	2.37	0.12	50,000	0.12
0.14	50,000	1.37	0.14	50,000	0.14
0.15	1,376,941	1.43	0.15	1,376,941	0.15
0.17	50,000	1.00	0.17	50,000	0.17
0.19	50,000	1.12	0.19	50,000	0.19
0.22	269,276	1.50	0.22	269,276	0.22
0.25	707,000	1.27	0.25	707,000	0.25
0.30	250,000	1.66	0.30	250,000	0.30
0.33	250,000	1.25	0.33	250,000	0.33
	125,928,258	1.29		125,928,258	$0.09

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011 as amended August 11, 2016. Under the agreement, Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement. Mr. Dahl is compensated as follows: he receives an annual base salary of $240,000. In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question. In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement. Further, as it relates to Company’s wholly-owned subsidiary, WellMetris, LLC (“WellMetris”), in the event the Company ceases to own a controlling interest in WellMetris for any reason whatsoever, the Company shall cause WellMetris to grant Mr. Dahl warrants to purchase a seven percent (7%) equity interest in WellMetris at the time outside funding is closed and/or at the time an event occurs whereby the Company relinquishes majority control of WellMetris. Such Warrant shall be priced at the per-unit or per-share price at the time of the applicable closing or change of control with respect to WellMetris. As of March 31, 2018, none of the milestones referred to had been achieved and there has been no notice of contract termination.

Investment Banking, M&A and Corporate Advisory Agreement

On January 17, 2017 the Company entered into a one year agreement with an Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm ("Firm"). Pursuant to the terms of the agreement, if the Company did not terminate the engagement prior to April 18, 2017, it was required to issue 1,875,000 shares of its common stock. As of April 18, 2017, the Company had not terminated the agreement and therefore became obligated to issue the aforementioned shares. The Company considers this to be a Type I Subsequent Event and recorded the expense in Professional Fees and Consulting Expenses in the amount of $131,250 on its Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 and in Accrued Liabilities in its Condensed Consolidated Balance Sheet as of March 31, 2017. In addition to the contract fee, the Company could potentially be required to obligated to pay an 8% M&A transaction fee (as defined in the Agreement) payable in shares of the Company’s common stock (reduced by the value of the previously issued shares). On January 17, 2018, this agreement expired with no additional costs to the Company.

On February 21, 2018 the Company entered into a one year agreement with an Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm ("Firm"). Pursuant to the terms of the agreement, issued a warrant to purchase 2,326,504 shares of common stock at an exercise price of $.10 for a term of five years. The warrants were valued at $245,039 using the Black Scholes pricing model relying on the following assumptions: volatility 177.09%; annual rate of dividends 0%; discount rate 2.69%. In addition to the contract fee, the Company could potentially be obligated to pay up to an 8% M&A transaction fee (as defined in the Agreement) plus a warrant to purchase shares of common stock equal to between 0.5% to 1% of the post financing fully shares outstanding at an exercise price equal to the valuation / share price of the financing.

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

NOTE 11 - SUBSEQUENT EVENTS

Loan Payable, Related Parties

During the period from April 1, 2018 to April 18, 2018, Mr. Maggiore, a director and a significant shareholder of the Company (see Note 5 Loans Payable – Related Parties), advanced the Company an additional $100,000, for a total advanced of $576,405.

CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On April 1, 2018, the Lender converted $30,000 of the debt and accrued interest of $9,231 into 392,310 shares of the Company’s common stock (at $.10 per share).

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

Results of Operations for the three months ended March 31, 2018 and 2017

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

Since 2004, we have been incurring significant operating losses and negative cash flow. We experienced only nominal sales of our algal product, which was pulled from the market in January of 2012, and have relied primarily on the sale of company securities and shareholder loans to fund operations. We are also experiencing an ongoing and substantial working capital deficiency. We have had difficulty raising capital from third parties. In 2017, we successfully raised capital to fund operations and research for the through 2017 and the first quarter of 2018. Due to funding constraints, the Company is focusing on the ZIVO business. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would likely suffer a total loss of your investment in our Company.

Net Sales.

We had no sales during the three months ended March 31, 2018 and 2017.

Cost of Sales.

We had no cost of sales during the three months ended March 31, 2018 and 2017.

General and Administrative Expenses.

General and administrative expenses were $331,985 for the three months ended March 31, 2018, as compared to $206,341 for the comparable prior period. The approximate $126,000 increase in general and administrative expense during 2018 is due an increase in staff resulting in a salary increase of $53,000, an increase of $35,000 in salary expense relating to the issuance of warrants (a non-cash expense), an increase of $20,000 in web and publicity expense, an increase of $15,000 in insurance expense and an increase of $2,000 of office expense.

Professional and Consulting Expenses.

Professional and consulting expenses were $424,127 for the three months ended March 31, 2018, as compared to $275,911 for the comparable prior period. The approximate $148,000 increase in professional and consulting expense during 2018 is due primarily to an increase of $121,000 in investment banking fees (of the $121,000 increase in 2018, $245,000 was due to a warrant issued in 2018 to an investment banking firm – a non-cash expense – offset by $131,000 for stock issued in 2017 to an investment banking firm – a non-cash expense, with the remainder $7,000 in cash fees paid), an increase of $44,000 in legal fees (primarily related to patent work), offset by a decrease of $17,000 in payments to consultants.

Research and Development Expenses.

For the three months ended March 31, 2018, we incurred $927,115 on research and development expenses, as compared to $309,020 for the comparable period in 2017. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The increase of $618,095 from the prior period is due to increased funding.

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

As of April 16, 2018, we had a cash balance of approximately $60,000. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the quarter ended March 31, 2018, we incurred negative cash flows from operations of $873,999. As of March 31, 2018, we had a working capital deficiency of $5,654,080 and a stockholders’ deficiency of $19,559,312. Although we recently received funding of $355,000 from HEP Investments and $300,000 from loans from a related party, we have a near term need for additional capital.

During the three months ended March 31, 2018, our operating activities used $873,999 in cash, an increase of $344,514 from the comparable prior period. The approximate $345,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $1,984,000 increase in net loss, an increase of $1,224,000 in non-cash expenses (primarily an increase of $1,250,000 in amortization of deferred finance costs, an increase of 263,000 for the issuance of stocks and warrants for services rendered, an increase of $228,000 for stocks and warrants issued for finance costs, offset by a decrease of $406,000 for loss on extinguishment of debt,and lower amortization of bond discount and depreciation expense of $111,000) and $415,000 of changes made up of an increase in accounts payable - $487,000, offset by a decrease in prepaid expenses - $39,000 and a decrease in due to related party and accrued liabilities - $33,000.

Our financing activities generated approximately $655,000, an approximately $375,000 decrease from the comparable prior period. The decrease in cash provided by financing activities was due to an increase of $125,000 from proceeds of loans payable from a related party as compared to the prior period offset by a decrease of $500,000 of proceeds from issuance of convertible debentures.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“HEP”) under which HEP agreed to purchase convertible notes in the aggregate principal amount of $2,000,000. Through March 2018, we have amended this agreement several times to provide for funding up to $17,500,000. As of the date of this filing, HEP had advanced a total of approximately $17 million pursuant to this arrangement. HEP’s convertible notes are secured by all our assets. Further, we have $1,250,000 of the 11% Convertible note payable – New Lenders; placed by Paulson coming due in September and October 2018 which will likely need to be re-financed.

Although we raised funds through the issuance of debt during 2017 and the first quarter of 2018, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2018, the Company issued 180,000 shares of common stock to HEP Investments relating to the issuance of $500,000 in principal of 11% Convertible Debentures to the Company.

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

Date: April 23, 2018

By: /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer