Form 10-Q
period 2018-06-30
Zivo Bioscience, Inc.
filed 2018-08-14
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 164,824,192 shares of common stock, $0.001 par value, outstanding at August 13, 2018.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$677,991	$317,135
Prepaid Expenses	61,679	15,143
Total Current Assets	739,670	332,278

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$739,670	$332,278

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$450,412	$541,710
Due to Related Party	521,834	475,834
Loans Payable, Related Parties	180,206	394,019
Convertible Debentures Payable, less unamortized discounts and debt issuance costs of $3,624,436 and $-0- at June 30, 2018 and December 31, 2017, respectively	15,747,403	1,490,000
Accrued Interest	2,667,843	1,649,240
Accrued Liabilities – Other	10,000	10,000
Total Current Liabilities	19,577,698	4,560,803
LONG TERM LIABILITIES:
Convertible Debentures Payable, less unamortized discount and debt issuance costs of $-0- and $4,335,873 at June 30, 2018 and December 31, 2017, respectively	-	12,075,967
Total Long Term Liabilities	-	12,075,967

TOTAL LIABILITIES	19,577,698	16,636,770
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 700,000,000 shares authorized; 160,324,192 and 141,106,061 issued and outstanding at June 30, 2018 and December 31, 2017	160,325	141,107
Additional Paid-In Capital	52,233,284	47,366,814
Accumulated deficit	(71,231,637)	(63,812,413)
Total Stockholders' Deficit	(18,838,028)	(16,304,492)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$739,670	$332,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three Months ended June 30, 2018	For the three Months ended June 30, 2017	For the six Months ended June 30, 2018	For the six Months ended June 30, 2017

REVENUES:	$-	$-	$-	$-

COSTS AND EXPENSES:
General and Administrative	307,330	222,230	639,315	428,571
Professional fees and Consulting expense	253,836	163,703	677,963	439,614
Research and Development	773,991	495,516	1,701,106	804,536

Total Costs and Expenses	1,335,157	881,449	3,018,384	1,672,721

LOSS FROM OPERATIONS	(1,335,157)	(881,449)	(3,018,384)	(1,672,721)

OTHER INCOME (EXPENSE):
Loss on Extinguishment of Debt	-	-	-	(406,482)
Amortization of Debt Discount	(147,920)	(106,468)	(242,673)	(306,008)
Financing Costs	(54,000)	-	(81,000)	(54,000)
Finance costs paid in stock and warrants	(36,000)	-	(300,496)	(36,000)
Interest expense	(34,976)	(68,879)	(69,950)	(69,479)
Interest expense – related parties	(1,964,998)	(370,683)	(3,706,722)	(745,088)
Total Other Income (Expense)	(2,237,894)	(546,030)	(4,400,841)	(1,617,057)

NET LOSS	$(3,573,051)	$(1,427,479)	$(7,419,225)	$(3,289,778)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.05)	$(0.02)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	151,870,383	138,949,468	146,545,803	137,886,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Cash Flows for Operating Activities:
Net Loss	$(7,419,225)	$(3,289,778)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered – related party	173,815	7,601
Stock and warrants issued for services rendered	364,918	203,586
Loss on Extinguishment of Debt	-	406,482
Stock and warrants issued for financing costs	300,496	36,000
Amortization of debt issuance costs (interest expense – related parties)	2,748,838	56,233
Amortization of bond discount	242,673	306,008
Depreciation expense	-	12,500
Changes in assets and liabilities:
(Increase) in prepaid expenses	(46,536)	(19,760)
Increase (Decrease) in accounts payable	(91,300)	93,778
Increase in due to related party	46,000	54,000
Increase in accrued liabilities and interest	1,027,835	480,572
Net Cash (Used) by Operating Activities	(2,652,486)	(1,652,778)

Cash Flows from Investing Activities:	-	-
	-	-

Cash Flow from Financing Activities:
Proceeds from (payments of) Loan Payable, related party	(213,813)	170,000
Debt issuance costs	(106,658)	-
Proceeds from issuance of 11% convertible debentures	1,500,000	1,000,000
Proceeds from sales of common stock	1,833,813	-
Net Cash Provided by Financing Activities	3,013,342	1,170,000

Increase (Decrease) in Cash	360,856	(482,778)
Cash at Beginning of Period	317,135	506,986
Cash at End of Period	$677,991	$24,208

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2018:

During the quarter ended March 31, 2018, the Company recorded $43,520 of discounts on the issuance of $500,000 of 11% convertible debentures.

During the quarter ended June 30, 2018, the Company recorded $576,396 of discounts on the issuance of $1,000,000 of 11% convertible debentures.

During the quarter ended June 30, 2018, $30,000 of 11% Convertible Notes – Related Party as well as $9,231 in related accrued interest were converted at $.10 per share into 392,310 shares of the Company’s common stock.

During the quarter ended June 30, 2018, warrants to purchase 30,000,000 shares of the Company’s common stock at $.10 valued at $3,592,949 were issued. Of the $3,592,949 in costs, $2,039,448, representing that amount attributable to the sale of common stock, were recorded as a reduction to Additional Paid In Capital and $1,553,501, representing the amount attributable to the issuance of 11% convertible debenture, were recorded as Debt Issuance Costs.

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

The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018, or any other period.

The Company incurred a net loss of $7,419,225 for the six months ended June 30, 2018. In addition, the Company had a working capital deficiency of $18,838,028 and a stockholders’ deficit of $18,838,028 at June 30, 2018. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. During the six months ended June 30, 2018, the Company raised $1,833,813 from the issuance of common stock and $1,500,000 from the issuance of convertible debentures. There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At June 30, 2018, the Company did not have any cash equivalents.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Debt Issuance Costs

The Company follows authoritative guidance for accounting for financing costs (as amended) as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Debt Issuance Costs are reported on the balance sheet as a direct deduction from the face amount of the related notes. Amortization of debt issuance costs amounted to $2,748,838 and $56,233 for the six months ended June 30, 2018 and 2017, respectively.

Revenue Recognition

We will recognize net product revenue when the earnings process is complete, and the risks and rewards of product ownership have transferred to our customers, as evidenced by the existence of an agreement, delivery having occurred, pricing being deemed fixed, and collection being considered probable. We record pricing allowances, including discounts based on contractual arrangements with customers, when we recognize revenue as a reduction to both accounts receivable and net revenue.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the six months ended June 30, 2018 and 2017, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were approximately $1,701,000 and $805,000 for the six months ended June 30, 2018 and 2017, respectively.

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

During the six months ended June 30, 2018 and 2017, warrants were granted to employees and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $538,733 and $79,937 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
	2018	2017
Expected volatility	174.51% to 177.09%	175.05% to 176.74%
Expected dividends	0%	0%
Expected term	5 years	5 years
Risk free rate	2.36% to 2.94%	1.78% to 1.93%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities as June 30, 2018, consisted of 220,738,599 common shares issuable upon the conversion of convertible debentures and related accrued interest and 161,874,134 common shares issuable upon the exercise of outstanding warrants. Potentially dilutive securities as of June 30, 2017, consisted of 157,280,170 common shares issuable upon the conversion of convertible debentures and related accrued interest and 32,950,795 common shares issuable upon the exercise of outstanding warrants. For the six months ended June 30, 2018 and 2017 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the six months ended June 30, 2018 and 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt the ASU on January 1, 2019. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We intend to elect the available practical expedients upon adoption. Upon adoption, we expect the consolidated balance sheet to include a right of use asset and liability related to substantially all of our lease arrangements. We are continuing to assess the impact of adopting the ASU on our financial position, results of operations and related disclosures and have not yet concluded whether the effect on the consolidated financial statements will be material.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)

Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

Depreciation and amortization was $-0- and $12,500 for the six months ended June 30, 2018 and 2017 respectively.

NOTE 4 – DUE TO RELATED PARTY

As of June 30, 2018 and December 31, 2017, the Company owed HEP Investments, LLC, a related party, cumulative balances of $521,834 and $475,834, respectively. The basis for the payable is a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt (see Note 6). For six months ended June 30, 2018 and 2017, the Company incurred finance costs related to these transactions of $81,000 and $54,000, respectively.

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

As of December 31, 2017, and June 30, 2018, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, had a cumulative balance of funds loaned to the Company of $176,405 and $176,405, respectively. The Company has agreed to pay 11% interest on this loan.

During the six months ended June 30, 2018, Mr. Maggiore advanced an additional $500,000 to the Company, and on May 1, 2018, he used $500,000 of his loan balance to fund the cash purchase of 5,000,000 units of the Company at $.10 per unit. Each unit consisted of share of common stock and warrants to purchase 20% of one share of common stock (1,000,000 warrants).

As of June 30, 2018, and June 30, 2017, accrued interest on the outstanding indebtedness totaled $95,083 and $53,113, respectively.

HEP Investments, LLC

In addition to amounts owed to HEP Investments pursuant for Due to Related Party (see Note 4) and Convertible Debt (see Note 6), as of January 1, 2017, the Company owed HEP Investments $69,574. During the year ended December 31, 2017, HEP Investments loaned the Company an additional $4,148,040. Pursuant to the terms of the agreement with HEP Investments, $4,000,000 of these loans were recorded as 11% Convertible Secured Promissory Notes, leaving a remaining balance of $217,614 as of December 31, 2017.

During the six months ended June 30, 2018, HEP Investments loaned the Company $1,286,187 (see Note 6 - Convertible Debt). Pursuant to the terms of our agreement with HEP Investments, $1,500,000 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $3,801 as of June 30, 2018.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT (continued)

In an agreement dated July 21, 2017 (“Participation Agreement”) between Lender and Strome Mezzanine Fund LP (“Participant”), the Participant agreed to fund a total of $1.5 million ("the committed funding"), through the Lender’s 11% convertible note (at a conversion price of $.10). The Company also agreed to a “Right of First Refusal” (ROFR) with the Participant. The Company would give the Participant the ROFR to invest funds into the Company on the same terms and conditions (“Right of Participation”) as negotiated by the Company with a third party, provided that the Right of Participation must be exercised within 10 days. Certain exclusions apply relating to the committed funding from parties unrelated to the Participant. This ROFR terminates on the third (3) anniversary of the Agreement. The Participant has an agreement with the Lender that upon the funding of the Participant’s $1.5 million by November 20, 2017, the Lender would allocate a portion (50%) of the warrant to purchase 50 million shares of common stock at a conversion price of $.10 issued to the Participant on the $2.5 million funding through the 11% convertible note as discussed above. On July 24, 2017 the Lender funded $1,000,000 of the $2.5 million (of which $500,000 is from the Lender and $500,000 is from the Participant). Due to this additional funding, the Company issued to the Lender a $1,000,000, 11% convertible note (at a conversion price of $.10) and warrants to purchase 1,000,000 shares of common stock, at a conversion price of $.10 for a term of five years. On September 25, 2017 the Lender funded an additional $1,000,000 of the $2.5 million (of which $500,000 is from the Lender and $500,000 is from the Participant). Due to this additional funding, the Company issued to the Lender a $1,000,000, 11% convertible note (at a conversion price of $.10) and warrants to purchase 1,000,000 shares of common stock, at a conversion price of $.10 for a term of five years.

During the year ended December 31, 2017, the Company recorded debt discounts, related to $4,000,000 of Notes in the amount of $264,826 to reflect the relative fair value of the related warrants pursuant to "FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features" as a reduction to the carrying amount of the convertible debt and an addition to additional paid- in capital. The relative fair value of the debt discounts of $264,826 were calculated using the Black Scholes pricing model relying on the following assumptions: volatility 175.08 to 176.97%; annual rate of dividends 0%; discount rate 1.63% to 2.09%. The $4,000,000 of Notes are convertible at $.10 per share. The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts were $574,716 for the year ended December 31, 2017.

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

On April 30, 2018, the Board of Directors approved the issuance to Lender of a warrant to purchase 50 million shares of common stock at an exercise price of $.10 for a term of five years on the basis of $4 million funding through a combination of sales of common stock and the issuances of 11% convertible notes (at a conversion price of $.10) to HEP Investments. This warrant is in addition to 10% warrant coverage (five-year term) provided to Lender in connection with investments in convertible debt pursuant to existing agreements. A warrant for 25 million shares of common stock at an exercise price of $.10 for a term of five years was issued on June 6, 2018 as $2 million of the related $4 million funding was complete. A portion of the warrant has a cashless exercise provision. The related issued warrants were valued at $3,116,485 using the Black Scholes pricing model relying on the following assumptions: volatility 175.02%; annual rate of dividends 0%; discount rate 2.77%. The Company recorded $2,039,448 of these costs, which represents the amount attributable to the sale of common stock, as a reduction to additional paid-in-capital and $1,077,037 was recorded as a Debt Issuance Cost on the Company’s Balance Sheet as a direct deduction of 11% convertible notes payable.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT (continued)

On June 6, 2018 the Lender and Strome Mezzanine Fund LP and Strome Alpha Fund LP (“Participant”) entered into the First Amended and Restated Participation Agreement (amending the June 17, 2017 agreement) whereby the Participant agreed to fund a total of $691,187 ("the committed funding"), through the Lender’s 11% convertible note (at a conversion price of $.10). The Company also agreed to a “Right of First Refusal” (ROFR) with the Participant. The Company would give the Participant the ROFR to invest funds into the Company on the same terms and conditions (“Right of Participation”) as negotiated by the Company with a third party, provided that the Right of Participation must be exercised within 10 days. Certain exclusions apply relating to the committed funding from parties unrelated to the Participant. This ROFR terminates on the third (3) anniversary of the Agreement. The Participant has an agreement with the Lender and the Company, that upon the funding of the Participant’s full $2 million ($1,308,813 though the purchase of common stock from the Company and $691,187 through the purchase of HEP Investments’ 11% convertible note (at a conversion price of $.10)), a warrant for 25 million shares of common stock at an exercise price of $.10 for a term of five years would be allocated from the warrant for 50 million shares of common stock authorized in the April 30, 2018 Board of Directors Resolution. The total funding of $2 million was achieved on June 6, 2018.

On May 12, 2018, the Lender converted $30,000 of the debt and $9,231 of accrued interest into 392,310 shares of the Company’s common stock (at $.10 per share).

On May 16, 2018, the Company and HEP Investments, LLC (“Lender”), entered into the following documents, effective as of May 16, 2018: (i) Tenth Amendment to Loan Agreement under which the Lender has agreed to advance up to a total of $20,000,000 to the Company, subject to certain conditions, and (ii) an Eleventh Amended and Restated Senior Secured Convertible Promissory Note. The Tenth Amendment to Loan Agreement amends and restates the Ninth Amendment to Loan Agreement, which was entered into with the Lender on January 31, 2018 and disclosed in the Company’s Form 8-K Current Report filed on May 18, 2018. The Eleventh Amended and Restated Senior Secured Convertible Promissory Note increased amount that the Lender can advance to $20,000,000. In consideration for increasing the advance amount to $20,000,000 in accordance with the Eleventh Amended and Restated Senior Convertible Promissory Note, the Company the Company agreed to issue to the Lender warrants to purchase 5,000,000 shares of common stock at an exercise price of $.10 with a term of 5 years. The warrants were valued at $476,464 using the Black Scholes pricing model relying on the following assumptions: volatility 174.80%; annual rate of dividends 0%; discount rate 2.94%. The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

During the quarter ended March 31, 2018 the Company issued $500,000 of 11% Convertible Debt and recorded a debt discount of $43,520, to reflect the relative fair value of the related warrants pursuant to "FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features" as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The relative fair value of the warrants were calculated using the Black Scholes pricing model relying on the following assumptions: volatility 175.49 to 176.05%; annual rate of dividends 0%; discount rate 2.09% to 2.57% and debt discounts of $43,520 were recorded.

During the quarter ended June 30, 2018 the Company issued $1,000,000 of 11% Convertible Debt and recorded debt discounts of $576,396, to reflect the relative fair value of the related warrants pursuant to "FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features" (ASC 470-20) as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. In accordance with ASC 470-20, the Company valued the beneficial conversion feature and recorded the amount of $470,709 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $105,687 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt. The relative fair value of the debt discounts of $576,396 were calculated using the Black Scholes pricing model relying on the following assumptions: volatility 174.59 to 175.64%; annual rate of dividends 0%; discount rate 2.77% to 2.81%

The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts were $242,673 for the six months ended June 30, 2018.

As of June 30, 2018, the total shares of common stock, if the Lender converted the complete $17,881,839 of convertible debt and the related accrued interest of $2,245,933, would be 201,277,720 shares, not including any future interest charges which may be converted into common stock.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT (continued)

The Company has agreed to pay a closing fee of 9% in connection with the Loan transaction (as funding levels are achieved), consisting of 5.4% in cash and 3.6% paid in shares of common stock valued at various amounts based on the timing of the funding and the related stock price.

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

Convertible debt consists of the following:
	June 30, 2018	December 31, 2017
	(Unaudited)
1% Convertible notes payable, due August 2018	$240,000	$240,000

11% Convertible note payable – HEP Investments, a related party, net of unamortized discount and debt issuance costs of $3,624,436 and $4,335,873 at June 30, 2018 and December 31, 2017, respectively, due April 1, 2019 (September 30, 2018 at December 31, 2017).	14,257,403	12,075,967
11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to October 2018	1,250,000	1,250,000
	15,747,403	13,565,967
Less: Current portion	15,747,403	1,490,000

Long term portion	$-	$12,075,967

As of June 30, 2018, the reductions to Notes Payable of $3,624,436 consisted of, unamortized discounts of $835,314 and debt issuance costs of $2,789,122. As of December 31, 2017, the reductions of Notes Payable of $4,335,873 consisted of unamortized discounts of $458,072 and debt issuance costs of $3,877,801.

Amortization of debt discounts was $242,673 and $306,008 for the six months ended June 30, 2018 and 2017, respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

The Company recorded directors’ fees of $20,000 and $20,000 during the six months ended June 30, 2018 and 2017, representing the cash fees.

Stock Based Compensation

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

During the six months ended June 30, 2018, pursuant to Board of Directors authorization, the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $.11 with a term of 5 years to a consultant (Executive Director of Asia Operations – see Note 9 – Related Party Transactions). The warrants were valued at $163,798 using the Black Scholes pricing model relying on the following assumptions: volatility 176.10%; annual rate of dividends 0%; discount rate 2.77%. Further, the Company issued warrants to purchase 2,326,504 shares of common stock at an exercise price of $.11 with a term of 5 years to an investment banker. The warrants were valued at $245,040 using the Black Scholes pricing model relying on the following assumptions: volatility 177.09%; annual rate of dividends 0%; discount rate 2.69%.

Stock Issuances

During the six months ended June 30, 2017, in connection with the issuance of $1,000,000 in principal of 11% Convertible Debenture the Company issued to HEP Investments, a related party, 450,000 shares of common stock valued at $36,000 and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share. The Company also issued 250,000 shares of common stock valued at $22,500 as discussed in Note 10 - Settlement of Litigation – Related Party.

During the six months ended June 30, 2018, in connection with the issuance of $1,500,000 in principal of 11% Convertible Debenture the Company issued to HEP Investments, a related party, 487,692 shares of common stock valued at $54,000 and a five-year warrant to purchase 1,500,000 shares of common stock at an exercise price of $.10 per share. The Company received proceeds of $1,833,813 from the issuance of 18,338,129 shares of common stock.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT (continued)

On February 21, 2018, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.11. The warrants were valued at $5,255 using the Black Scholes pricing model relying on the following assumptions: volatility 177.09%; annual rate of dividends 0%; discount rate 2.69%. On April 23, 2018, the Company issued warrants to purchase 50,000 shares of common stock at $.10. The warrants were valued at $4,762 using the Black Scholes pricing model relying on the following assumptions: volatility 174.51%; annual rate of dividends 0%; discount rate 2.83%.

During the six months ended June 30, 2018, the Company issued the following warrants pursuant to offers of employment with three employees: 1) to purchase 500,000 shares of common stock at an exercise price of $.10 with a term of 5 years (these warrants were valued at $33,045 using the Black Scholes pricing model relying on the following assumptions: volatility 175.59%; annual rate of dividends 0%; discount rate 2.36%); 2) to purchase 500,000 shares of common stock at an exercise price of $.11 with a term of 5 years (these warrants were valued at $81,897 using the Black Scholes pricing model relying on the following assumptions: volatility 176.04%; annual rate of dividends 0%; discount rate 2.81%); and 3) to purchase 1,000,000 shares of common stock at an exercise price of $.11 with a term of 5 years (these warrants were valued at $163,798 using the Black Scholes pricing model relying on the following assumptions: volatility 176.10%; annual rate of dividends 0%; discount rate 2.77%), these warrants will vest one year from issuance (June 19, 2019) (the Company has recorded $4,936 as stock-based compensation during the quarter ended June 30, 2018, the remaining cost will be amortized over the course of the vesting period).

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	June 30, 2018		December 31, 2017
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	119,301,754	$0.09	32,071,901	$0.10
Issued	43,226,504	0.10	88,737,227	0.09
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(654,123)	0.24	(1,507,374)	0.13
Outstanding, end of period	161,874,134	$0.09	119,301,754	$0.09

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT

Warrants outstanding and exercisable by price range as of June 30, 2017 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted Average Exercise Price
		Remaining
Exercise Price	Number	Contractual Life in Years	Exercise Price	Number

$0.05	1,250,000	3.20	$0.05	1,250,000	$0.05
0.06	16,050,000	4.10	0.06	16,050,000	0.06
0.07	3,000,000	4.20	0.07	3,000,000	0.07
0.08	34,612,227	3.50	0.08	34,612,227	0.08
0.09	775,000	3.03	0.09	775,000	0.09
0.10	101,203,704	4.42	0.10	101,203,704	0.10
0.11	2,550,000	4.92	0.11	1,550,000	0.11
0.12	50,000	2.12	0.12	50,000	0.12
0.14	50,000	1.12	0.14	50,000	0.14
0.15	1,363,927	1.20	0.15	1,363,927	0.15
0.17	50,000	0.75	0.17	50,000	0.17
0.19	50,000	0.87	0.19	50,000	0.19
0.22	269,276	0.25	0.22	269,276	0.22
0.25	100,000	0.25	0.25	100,000	0.25
0.30	250,000	0.43	0.30	250,000	0.30
0.33	250,000	0.01	0.33	250,000	0.33
	161,874,134	4.13		160,874,134	$0.10

NOTE 8- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011 as amended August 11, 2016. Under the agreement, Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement. Mr. Dahl is compensated as follows: he receives an annual base salary of $240,000. In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question. In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement. Further, as it relates to Company’s wholly-owned subsidiary, WellMetris, LLC (“WellMetris”), in the event the Company ceases to own a controlling interest in WellMetris for any reason whatsoever, the Company shall cause WellMetris to grant Mr. Dahl warrants to purchase a seven percent (7%) equity interest in WellMetris at the time outside funding is closed and/or at the time an event occurs whereby the Company relinquishes majority control of WellMetris. Such Warrant shall be priced at the per-unit or per-share price at the time of the applicable closing or change of control with respect to WellMetris. As of June 30, 2018, none of the milestones referred to had been achieved and there has been no notice of contract termination.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- COMMITMENTS AND CONTINGENCIES (continued)

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

See Note 5 Loan Payable – Related Parties for disclosure of loans payable to related Parties

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

Executive Compensation

See Note 7 – Stockholders’ Deficit for disclosure of warrants to purchase 1,000,000 shares of common stock at an exercise price of $.11 with a term of 5 years to the Executive Director of Asia Operations (a consultant). The Executive Director of Asia Operations is the spouse of the Chief Financial Officer. The Executive Director of Asia Operations is contracted on a month to month basis.

See Note 7 – Stockholders’ Deficit for disclosure of compensation to the Chief Financial Officer.

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

NOTE 11 – SUBSEQUENT EVENTS

Loan Payable, Related Party

Through August 14, 2018, HEP Investments LLC funded an additional 180,000. This amount was recorded as Loan Payable, Related Party (see note 5 - Loan Payable, Related Party).

Stock Issuances

Through August 14, 2018, the Company received proceeds of $450,000 from the issuance of 4,500,000 shares of common stock.

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

Results of Operations for the three months ended June 30, 2018 and 2017

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

Since 2004, we have been incurring significant operating losses and negative cash flow. We experienced only nominal sales of our algal product, which was pulled from the market in January of 2012, and have relied primarily on the sale of company securities and shareholder loans to fund operations. We are also experiencing an ongoing and substantial working capital deficiency. We have had difficulty raising capital from third parties. Through July of 2018, we successfully raised capital to fund operations and research for 2018. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would likely suffer a total loss of your investment in our Company.

Net Sales.

We had no sales during the three months ended June 30, 2018 and 2017.

Cost of Sales.

We had no cost of sales during the three months ended June 30, 2018 and 2017.

General and Administrative Expenses.

General and administrative expenses were $307,330 for the three months ended June 30, 2018, as compared to $222,230 for the comparable prior period. The increase of approximately $85,000 in general and administrative expense during 2018 is due primarily to the following: increased salary expense of $54,000 due to the hiring of the Vice President of Operations, $17,000 increase in insurance expenses and $14,000 increased public relations expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $253,836 for the three months ended June 30, 2018, as compared to $163,703 for the comparable prior period. The increase of approximately $90,000 in professional and consulting expense during 2018 is mainly due to the following: an increase of $100,000 for investment banking fees, an increase of $53,000 in legal fees, mainly relating to patent matters, an increase in $3,000 for filing fees, offset by a decrease of $41,000 in the use of outside consultants and a decrease of $25,000 in accounting fees.

Research and Development Expenses.

For the three months ended June 30, 2018, we incurred $773,991 in research and development expenses, as compared to $495,519 for the comparable period in 2017.

Of these expenses, approximately $774,000 and $483,000 for the three months ended June 30, 2018 and 2017, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The increase of $291,000 from the prior period is due to the greater availability of cash and the prioritization of Zivo research.

With respect to our WellMetris, LLC subsidiary, we incurred approximately $-0- and $13,000 in research and development expenses for the three months ended June 30, 2018 and 2017, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The reduction of $13,000 from the prior period is due to prioritization of Zivo research, and the limited amount of capital available for research and development.

Results of Operations for the six months ended June 30, 2018 and 2017

Net Sales.

We had no sales during the six months ended June 30, 2018 and 2017.

Cost of Sales.

We had no cost of sales during the six months ended June 30, 2018 and 2017.

General and Administrative Expenses.

General and administrative expenses were $639,315 for the six months ended June 30, 2018, as compared to $428,571 for the comparable prior period. The approximately $211,000 increase in general and administrative expense during 2018 is due primarily to the following: increased salary expense of $143,000 due to the hiring of the Vice President of Operations, of which $33,000 was the issuance of warrants to purchase 500,000 shares of common stock (the warrants were valued at $33,000 and was a non-cash expense), $32,000 increase in insurance expenses, $31,000 increased public relations expenses and $7,000 in travel expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $677,963 for the six months ended June 30, 2018, as compared to $439,614 for the comparable prior period. The increase of approximately $238,000 of professional and consulting expense during 2018 is mainly due to: an increase of $361,000 for investment banking fees, of which was the issuance of warrants to purchase 2,326,504 shares of common stock (the warrants were valued at $245,000 and was a non-cash expense) offset by the issuance of 1,875,000 shares of stock valued at $131,000 (a non-cash expense) to an investment banking and corporate advisory firm in the six months ended June 30, 2017, an increase of $90,000 in legal fees, mainly relating to patent matters, offset by a decrease of $62,000 in the use of outside consultants and a decrease of $22,000 in accounting fees.

Research and Development Expenses.

For the six months ended June 30, 2018, we incurred $1,701,106 on research and development expenses, as compared to $804,536 for the comparable period in 2017.

Of these expenses, approximately $1,701,000 and $783,000 for the six months ended June 30, 2018 and 2017, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The increase of $918,000 from the prior period is due to the prioritization of Zivo research and the greater availability of cash.

With respect to our WellMetris, LLC subsidiary, we incurred $-0- and $21,000 in research and development expenses for the six months ended June 30, 2018 and 2017, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The reduction of $21,000 from the prior period is due to prioritization of Zivo research, and the limited amount of capital available for research and development.

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

As of August 14, 2018, we had a cash balance of approximately $720,000. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the six months ended June 30, 2018, we incurred negative cash flows from operations of $2,652,486. As of June 30, 2018, we had a working capital deficiency of $18,838,028 and a stockholders’ deficiency of $18,838,028. Although we recently received funding of $1,500,000 from HEP Investments and $1,834,000 from the issuance of common stock, we have a near term need for additional capital.

During the six months ended June 30, 2018, our operating activities used $2,652,486 in cash, an increase of $999,707 from the comparable prior period. The approximate $1,000,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $4,129,000 increase in net loss, offset by a increase of $2,802,000 in non-cash expenses (an increase in amortization of debt issuance costs of $2,692,000, increase of stocks and warrants issued for services and financing costs of $592,000, offset by a decrease in loss on extinguishment of debt of $407,000, decreases in amortization of bond discount of $63,000 and depreciation expense of $12,000), and $327,000 of changes made up of an (increase) in prepaid expenses - $27,000, an decrease in accounts payable - $185,000, offset by a increase in due to related parties and accrued liabilities - $539,000.

Our financing activities generated $3,013,000, an increase of approximately $1,843,000 from the comparable prior period. The increase in cash provided by financing activities was due to a decrease in proceeds of approximately $384,000 from proceeds of loans payable from a related party, $107,000 of debt issuance costs and an increase of $500,000 of proceeds from the issuance of 11% convertible debentures and $1,834,000 from proceeds of sale of common stock as compared to the prior period.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“HEP”) under which HEP agreed to purchase convertible notes in the aggregate principal amount of $2,000,000. Through May 2018, we amended this agreement to provide for funding up to $20,000,000. As of the date of this filing, HEP had advanced a total of approximately $18.1 million pursuant to this arrangement. HEP’s convertible notes are secured by all our assets.

Although we raised funds through the issuance of debt during 2017 and the first half of 2018, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

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

Staffing

We have conducted all of our activities since inception with a minimum level of qualified staff. Although we hired an additional Vice President in 2018 and now have four full-time employees, we currently do not expect a significant increase in staff.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months June 30, 2018, the Company issued 487,692 shares of common stock to HEP Investments relating to the issuance of $1,500,000 in principal of 11% Convertible Debentures to the Company. The Company also issued 18,338,813 shares of common stock.

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

Date: August 14, 2018

By: /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer