Form 10-Q
period 2018-09-30
Zivo Bioscience, Inc.
filed 2018-11-14
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of regulation ST (Sec. 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company and “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [   ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes [   ] No [X]

There were 169,000,743 shares of common stock, $0.001 par value, outstanding at November 14, 2018.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2018	December 31, 2017
	(Unaudited)	(Revised)
ASSETS
CURRENT ASSETS:
Cash	$228,386	$317,135
Prepaid Expenses	50,146	15,143
Total Current Assets	278,532	332,278

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$278,532	$332,278

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$393,079	$541,710
Due to Related Party	409,934	475,834
Loans Payable, Related Parties	180,206	394,019
Convertible Debentures Payable, less unamortized discounts and debt issuance costs of $1,685,956 and $-0- at September 30, 2018 and December 31, 2017, respectively	17,715,883	1,490,000
Accrued Interest	3,141,070	1,649,240
Accrued Liabilities – Other	10,000	10,000
Total Current Liabilities	21,850,172	4,560,803
LONG TERM LIABILITIES:
Convertible Debentures Payable, less unamortized discount and debt issuance costs of $-0- and $4,335,873 at September 30, 2018 and December 31, 2017, respectively	-	12,075,967
Total Long Term Liabilities	-	12,075,967

TOTAL LIABILITIES	21,850,172	16,636,770
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 700,000,000 shares authorized; 168,500,743 and 141,106,061 issued and outstanding at September 30, 2018 and December 31, 2017	168,501	141,107
Additional Paid-In Capital	53,610,375	47,366,814
Accumulated deficit	(75,350,516)	(63,812,413)
Total Stockholders’ Deficit	(21,571,640)	(16,304,492)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$278,532	$332,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	Months ended	Months ended	Months ended	Months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUES:	$-	$-	$-	$-

COSTS AND EXPENSES:
General and Administrative	317,085	245,959	956,400	674,529
Professional fees and Consulting expense	622,625	1,264,111	1,300,588	1,703,725
Research and Development	555,185	550,549	2,256,291	1,355,085

Total Costs and Expenses	1,494,895	2,060,619	4,513,279	3,733,339

LOSS FROM OPERATIONS	(1,494,895)	(2,060,619)	(4,513,279)	(3,733,339)

OTHER INCOME (EXPENSE):
Loss on Extinguishment of Debt	-	-	-	(406,482)
Other Income	-	7,394	-	7,394
Amortization of Debt Discount	(279,372)	(121,618)	(522,045)	(427,626)
Financing Costs	(8,100)	(135,000)	(89,100)	(189,000)
Finance costs paid in stock and warrants	(5,400)	(90,000)	(305,896)	(126,000)
Interest expense	(34,362)	(35,446)	(104,312)	(104,926)
Interest expense – related parties	(2,296,750)	(433,229)	(6,003,471)	(1,178,317)
Total Other Income (Expense)	(2,623,983)	(807,899)	(7,024,824)	(2,424,957)

NET LOSS	$(4,118,878)	$(2,868,518)	$(11,538,103)	$(6,158,296)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.02)	$(0.08)	$(0.04)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	163,019,402	140,159,788	152,097,345	138,652,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2018	September 30, 2017
Cash Flows for Operating Activities:
Net Loss	$(11,538,103)	$(6,158,296)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered – related party	179,552	10,463
Stock and warrants issued for services rendered	406,204	1,160,157
Loss on Extinguishment of Debt	-	406,482
Warrants issued for Directors’ Fees	384,065	166,668
Stock and warrants issued for financing costs	305,896	126,000
Amortization of debt issuance costs (interest expense – related parties)	4,542,444	84,350
Amortization of bond discount	522,045	427,626
Depreciation expense	-	18,750
Changes in assets and liabilities:
(Increase) in prepaid expenses	(35,003)	(77,394)
(Decrease) in accounts payable	(148,632)	(31,326)
Increase (Decrease) in due to related party	(65,900)	159,300
Increase in accrued liabilities and interest	1,565,341	826,775
Net Cash (Used) by Operating Activities	(3,882,091)	(2,880,445)

Cash Flows from Investing Activities:	-	-
	-	-

Cash Flow from Financing Activities:
Proceeds from (payments of) Loan Payable, related party	(213,813)	98,040
Debt issuance costs	(106,658)	-
Proceeds from issuance of 11% convertible debentures	1,830,000	3,500,000
Proceeds from sales of common stock	2,283,813	-
Net Cash Provided by Financing Activities	3,793,342	3,598,040

Increase (Decrease) in Cash	(88,749)	717,595
Cash at Beginning of Period	317,135	506,986
Cash at End of Period	$228,386	$1,224,581

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2018:

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

During the quarter ended June 30, 2018, warrants to purchase 30,000,000 shares of the Company’s common stock at $.10 valued at $3,592,949 were issued. Of the $3,592,949 in costs, $2,039,448, representing the amount attributable to the sale of common stock, were recorded as a reduction to Additional Paid in Capital and $1,553,501, representing the amount attributable to the issuance of 11% convertible debentures, were recorded as Debt Issuance Costs.

During the quarter ended September 30, 2018, the Company recorded $134,499 of discounts on the issuance of $330,000 of 11% convertible debentures.

During the quarter ended September 30, 2018, $300,000 of 11% Convertible Notes as well as $64,280 in related accrued interest were converted at $.10 per share into 3,642,800 shares of the Company’s common stock.

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

During the quarter ended September 30, 2017, a related party, 11% Noteholder converted $30,000 of convertible debt into 300,000 shares of the Company’s common stock

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

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

The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018, or any other period.

The Company incurred a net loss of $11,538,103 for the nine months ended September 30, 2018. In addition, the Company had a working capital deficiency of $21,571,640 and a stockholders’ deficit of $21,571,640 at September 30, 2018. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2018, the Company raised $2,283,813 from the issuance of common stock and $1,830,000 from the issuance of convertible debentures. There can be no assurance that the Company will be able to raise additional capital.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At September 30, 2018, the Company did not have any cash equivalents.

Property and Equipment

Property and equipment consist of furniture and office equipment and are carried at cost less allowances for depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets. Repair and maintenance costs that do not improve service potential or extend the economic life of an existing fixed asset are expensed as incurred.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Debt Issuance Costs

The Company follows authoritative guidance for accounting for financing costs (as amended) as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Debt Issuance Costs are reported on the balance sheet as a direct deduction from the face amount of the related notes. Amortization of debt issuance costs amounted to $4,542,444 and $84,350 for the nine months ended September 30, 2018 and 2017, respectively.  Unamortized Debt Issuance Costs in the amounts of $995,516 and $3,877,801 are netted against Convertible Notes Payable on the Condensed Consolidated Balance Sheets presented in these financial statements as of September 30, 2018 and December 31, 2017, respectively.

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

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the nine months ended September 30, 2018 and 2017, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company’s research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were $2,256,291 and $1,355,085 for the nine months ended September 30, 2018 and 2017, respectively.

Stock Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as an expense over the requisite service period. The Company, from time to time, issues common stock or grants common stock warrants to its employees, consultants and board members. At the date of grant, the Company determines the fair value of the stock or stock option award and recognizes compensation expense over the requisite service period. Issuances of common stock are valued at the closing market price on the date of issuance and the fair value of any stock option or warrant awards is calculated using the Black Scholes option pricing model.

During the nine months ended September 30, 2018 and 2017, common stock and warrants were granted to employees and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $969,821 and $1,337,289 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine months ended September 30,
	2018	2017
Expected volatility	174.51% to 178.54%	175.05% to 177.58%
Expected dividends	0%	0%
Expected term	5 years	5 years
Risk free rate	2.36% to 2.96%	1.63% to 1.93%

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities as September 30, 2018, consisted of 225,711,412 common shares issuable upon the conversion of convertible debentures and related accrued interest and 164,252,598 common shares issuable upon the exercise of outstanding warrants. Potentially dilutive securities as of September 30, 2017, consisted of 186,314,359 common shares issuable upon the conversion of convertible debentures and related accrued interest and 52,151,754 common shares issuable upon the exercise of outstanding warrants. For the nine months ended September 30, 2018 and 2017 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the nine months ended September 30, 2018 and 2017.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Implementation of ASU 2015-03

The FASB has issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.

For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Although the Company adopted ASU-2015-03 in the first quarter of 2016, the Company discovered during the quarter ended June 30, 2018 that ASU-2015-03 was improperly implemented as it pertains to the classification of deferred finance costs (debt issuance costs) on its balance sheet.

The balance sheet below illustrates the presentation of the December 31, 2017 balance sheet as if ASU 2015-03 had been implemented properly:

CONSOLIDATED BALANCE SHEET
	As Originally Reported	Effect of Change		As Revised
	December 31, 2017	December 31, 2017		December 31, 2017
ASSETS

CURRENT ASSETS:
Cash	$317,135	$-		$317,135
Prepaid Expenses	15,143	-		15,143
Total Current Assets	332,278	-		332,278

PROPERTY AND EQUIPMENT, NET	-

OTHER ASSETS
Deferred Finance Costs, net	3,877,801	(3,877,801)	(A)	-
TOTAL ASSETS	$4,210,079	$(3,877,801)		$332,278

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$541,710	$-		$541,710
Due to Related Party	475,834	-		475,834
Loans Payable, Related Parties	394,019	-		394,019
Convertible Debentures Payable, less unamortized discounts and debt issuance costs of $-0- and $-0- at December 31, 2017- Originally, and December 31, 2017 - As Revised, respectively	1,490,000	-		1,490,000
Accrued Interest	1,649,240	-		1,649,240
Accrued Liabilities – Other	10,000	-		10,000
Total Current Liabilities	4,560,803	-		4,560,803
LONG TERM LIABILITIES:
Convertible Debentures Payable, less unamortized discounts and debt issuance costs of $458,072 and $4,335,873 at December 31, 2017- Originally, and December 31, 2017 - As Revised, respectively	15,953,768	(3,877,801)	(B)	12,075,967
Total Long Term Liabilities	15,953,768	(3,877,801)		12,075,967

TOTAL LIABILITIES	20,514,571	(3,877,801)		16,636,770

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value,
700,000,000 shares authorized; 168,500,743 and 141,106,061 issued and outstanding at December 31, 2017	141,107	-		141,107
Additional Paid-In Capital	47,366,814	-		47,366,814
Accumulated deficit	(63,812,413)	-		(63,812,413)
Total Stockholders’ Deficit	(16,304,492)	-		(16,304,492)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,210,079	$(3,877,801)		$332,278

(A)Total Assets decreased in the amount of $3,877,801 as a result of the reclassification of net deferred finance costs (debt issuance costs).

(B)Long Term and Total Liabilities decreased in the amount of $3,877,801 as a result of the reclassification of net deferred finance costs (debt issuance costs) as a direct deduction of the amount of the related convertible debt.  The revisions related to the implementation of ASU 2015-03 did not have an effect on any previously reported net losses, working capital or stockholders’ deficit.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)

Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

Depreciation and amortization were $-0- and $18,750 for the nine months ended September 30, 2018 and 2017 respectively.

NOTE 4 – DUE TO RELATED PARTY

As of September 30, 2018, and December 31, 2017, the Company owed HEP Investments, LLC, a related party, cumulative balances of $409,934 and $475,834, respectively. The basis for the payable is a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt (see Note 6 – Convertible Debt). For nine months ended September 30, 2018 and 2017, the Company incurred finance costs related to these transactions of $89,100 and $189,000, respectively.

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

As of, September 30, 2018 and December 31, 2017, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, had a cumulative balance of funds loaned to the Company of $176,405 and $176,405, respectively. The Company has agreed to pay 11% interest on this loan.

During the nine months ended September 30, 2018, Mr. Maggiore advanced an additional $500,000 to the Company, and on May 1, 2018, he used $500,000 of his loan balance to fund the cash purchase of 5,000,000 units of the Company at $.10 per unit. Each unit consisted of share of common stock and warrants to purchase 20% of one share of common stock of the Company (1,000,000 warrants).

As of September 30, 2018, and September 30, 2017, accrued interest on the outstanding indebtedness totaled $102,528 and $59,652, respectively.

HEP Investments, LLC

In addition to amounts owed to HEP Investments from it’s Due to Related Party debt (see Note 4 – Due to Related Party) and pursuant to the terms of its Convertible Debt agreement (see Note 6 – Convertible Debt), as of January 1, 2017, the Company owed HEP Investments an additional $69,574 for loan advances. During the year ended December 31, 2017, HEP Investments lent the Company an additional $4,148,040. Pursuant to the terms of the agreement with HEP Investments, $4,000,000 of these loans were recorded as 11% Convertible Secured Promissory Notes, leaving a remaining balance of $217,614 as of December 31, 2017.

During the nine months ended September 30, 2018, HEP Investments loaned the Company $1,616,187 (see Note 6 - Convertible Debt). Pursuant to the terms of our agreement with HEP Investments, $1,830,000 of these loans were converted to 11% Convertible Secured Promissory Notes, leaving a remaining balance of $3,801 as of September 30, 2018.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (“Lender”), entered into the following documents, effective as of December 1, 2011, as amended through March 1, 2017: (i) a Loan Agreement under which the Lender has agreed to advance up to $17,500,000 to the Company, subject to certain conditions, and (ii) a Convertible Secured Promissory Note in the principal amount of $17,500,000 (“Note”) (of which $18,211,839 has been advanced as of September 30, 2018) and (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets and (iv) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision) which expired September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $2,000,000 called for by the Loan Agreement,. and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

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

During the nine months ended September 30, 2017, the Company recorded debt discounts, related to $3,500,000 of Notes in the amount of $225,453, to reflect the relative fair value of the related warrants pursuant to “FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features” as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The $3,500,000 of Notes are convertible at $.10 per share. The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts was $427,626 for the nine months ended September 30, 2017.

On March 3, 2017, as a result of the settlement of litigation with a shareholder, HEP Investments agreed to reduce the principal due to the Lender by $280,000 (see Note 10 – Settlement of Litigation – Related Party).

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

In an agreement dated July 21, 2017 (“Participation Agreement”) between Lender and Strome Mezzanine Fund LP (“Participant”), the Participant agreed to fund a total of $1.5 million (“the committed funding”), through the Lender’s 11% convertible note (at a conversion price of $.10). The Company also agreed to a “Right of First Refusal” (ROFR) with the Participant. The Company would give the Participant the ROFR to invest funds into the Company on the same terms and conditions (“Right of Participation”) as negotiated by the Company with a third party, provided that the Right of Participation must be exercised within 10 days. Certain exclusions apply relating to the committed funding from parties unrelated to the Participant. This ROFR terminates on the third (3) anniversary of the Agreement. The Participant has an agreement with the Lender that upon the funding of the Participant’s $1.5 million by November 20, 2017, the Lender would allocate a portion (50%) of the warrant to purchase 50 million shares of common stock at a conversion price of $.10 issued to the Participant on the $2.5 million funding through the 11% convertible note as discussed above. On July 24, 2017 the Lender funded $1,000,000 of the $2.5 million (of which $500,000 is from the Lender and $500,000 is from the Participant). Due to this additional funding, the Company issued to the Lender a $1,000,000, 11% convertible note (at a conversion price of $.10) and warrants to purchase 1,000,000 shares of common stock, at a conversion price of $.10 for a term of five years. On September 25, 2017 the Lender funded an additional $1,000,000 of the $2.5 million (of which $500,000 is from the Lender and $500,000 is from the Participant). Due to this additional funding, the Company issued to the Lender a $1,000,000, 11% convertible note (at a conversion price of $.10) and warrants to purchase 1,000,000 shares of common stock, at a conversion price of $.10 for a term of five years.  On November 20, 2017 the Lender funded an additional $500,000 of the $2.5 million (of which $500,000 is from the Participant). Due to this additional funding, the Company issued to the Lender a $500,000, 11% convertible note (at a conversion price of $.10) and warrants to purchase 500,000 shares of common stock, at a conversion price of $.10 for a term of five years.

During the year ended December 31, 2017, the Company recorded debt discounts, related to $4,000,000 of Notes in the amount of $264,826 to reflect the relative fair value of the related warrants pursuant to “FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features” as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The relative fair value of the debt discounts of $264,826 were calculated using the Black Scholes pricing model relying on the following assumptions: volatility 175.08 to 176.97%; annual rate of dividends 0%; discount rate 1.63% to 2.09%. The $4,000,000 of Notes are convertible at $.10 per share. The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts were $574,716 for the year ended December 31, 2017.

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

During the quarter ended March 31, 2018 the Company issued $500,000 of 11% Convertible Debt and recorded a debt discount of $43,520, to reflect the relative fair value of the related warrants pursuant to “FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features” as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The relative fair value of the warrants were calculated using the Black Scholes pricing model relying on the following assumptions: volatility 175.49 to 176.05%; annual rate of dividends 0%; discount rate 2.09% to 2.57% and debt discounts of $43,520 were recorded.

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

On May 16, 2018, the Company and HEP Investments, LLC (“Lender”), entered into the following documents, effective as of May 16, 2018: (i) Tenth Amendment to Loan Agreement under which the Lender has agreed to advance up to a total of $20,000,000 to the Company, subject to certain conditions, and (ii) an Eleventh Amended and Restated Senior Secured Convertible Promissory Note. The Tenth Amendment to Loan Agreement amends and restates the Ninth Amendment to Loan Agreement, which was entered into with the Lender on January 31, 2018 and disclosed in the Company’s Form 8-K Current Report filed on May 18, 2018. The Eleventh Amended and Restated Senior Secured Convertible Promissory Note increased amount that the Lender can advance to $20,000,000.  In consideration for increasing the advance amount to $20,000,000 in accordance with the Eleventh Amended and Restated Senior Convertible Promissory Note, the Company agreed to issue to the Lender warrants to purchase 5,000,000 shares of common stock at an exercise price of $.10 with a term of 5 years. The warrants were valued at $476,464 using the Black Scholes pricing model relying on the following assumptions: volatility 174.80%; annual rate of dividends 0%; discount rate 2.94%. The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT – (continued)

On June 6, 2018 the Lender and Strome Mezzanine Fund LP and Strome Alpha Fund LP (“Participant”) entered into the First Amended and Restated Participation Agreement (amending the June 17, 2017 agreement) whereby the Participant agreed to fund a total of $691,187 (“the committed funding”), through the Lender’s 11% convertible note (at a conversion price of $.10). The Company also agreed to a “Right of First Refusal” (ROFR) with the Participant. The Company would give the Participant the ROFR to invest funds into the Company on the same terms and conditions (“Right of Participation”) as negotiated by the Company with a third party, provided that the Right of Participation must be exercised within 10 days. Certain exclusions apply relating to the committed funding from parties unrelated to the Participant. This ROFR terminates on the third (3) anniversary of the Agreement. The Participant has an agreement with the Lender and the Company, that upon the funding of the Participant’s full $2 million ($1,308,813 though the purchase of common stock from the Company and $691,187 through the purchase of HEP Investments’ 11% convertible note (at a conversion price of $.10)), a warrant for 25 million shares of common stock at an exercise price of $.10 for a term of five years would be allocated from the warrant for 50 million shares of common stock authorized in the April 30, 2018 Board of Directors Resolution.  The total funding of $2 million was achieved on June 6, 2018.

During the quarter ended June 30, 2018 the Company issued $1,000,000 of 11% Convertible Debt and recorded debt discounts of $576,396, to reflect the relative fair value of the related warrants pursuant to “FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features” (ASC 470-20) as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. In accordance with ASC 470-20, the Company valued the beneficial conversion feature and recorded the amount of $470,709 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $105,687 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt. The relative fair value of the debt discounts of $576,396 were calculated using the Black Scholes pricing model relying on the following assumptions: volatility 174.59 to 175.64%; annual rate of dividends 0%; discount rate 2.77% to 2.81%

During the quarter ended September 30, 2018 the Company issued $330,000 of 11% Convertible Debt and recorded debt discounts of $134,499, to reflect the relative fair value of the related warrants pursuant to “FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features” (ASC 470-20) as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. In accordance with ASC 470-20, the Company valued the beneficial conversion feature and recorded the amount of $113,829 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $20,670 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt. The relative fair value of the debt discounts of $20,670 were calculated using the Black Scholes pricing model relying on the following assumptions: volatility 177.79 to 178.73%; annual rate of dividends 0%; discount rate 2.72% to 2.96%

The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts were $522,045 for the nine months ended September 30, 2018.

As of September 30, 2018, the total shares of common stock, if the Lender converted the complete $18,211,839 of convertible debt and the related accrued interest of $2,742,792, would be 209,546,307 shares, not including any future interest charges which may be converted into common stock.

The Company has agreed to pay a closing fee of 9% in connection with the Loan transaction (as funding levels are achieved), consisting of 5.4% in cash and 3.6% paid in shares of common stock valued at various amounts based on the timing of the funding and the related stock price.  In certain instances, the Lender has agreed to a reduced closing fee based on the involvement of the Investment Banker (Note 8 – Commitments and Contingencies: Investment Banking, M&A and Corporate Advisory Agreement).

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

On September 24, 2018, one New Lender converted $300,000 of the debt and $64,280 of accrued interest into 3,642,800 shares of the Company’s common stock (at $.10 per share).

The New Lenders Notes are convertible into the Company’s common stock at $.10 per share and bear interest at the rate of 11% per annum. The New Lenders Notes must be repaid as follows: accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note.  As of September 30, 2018, certain of the New Lender Notes were due and in default, although the Company did not receive a demand for payment from the Noteholders. The default interest rate is 16% per annum. The Company is in discussions through intermediaries with the remaining six (6) New Lenders to determine their intentions.

Other Debt

In September 2014, the Lender agreed to rolling 30 day extensions until notice is given to the Company to the contrary. The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	September 30, 2018	December 31, 2017
	(Unaudited)	(Revised)
1% Convertible notes payable, due October 31, 2018	$240,000	$240,000

11% Convertible note payable – HEP Investments, a related party, net of unamortized discount and debt issuance costs of $1,685,956 and $4,335,873 at September 30, 2018 and December 31, 2017, respectively, due April 1, 2019 (September 30, 2018 at December 31, 2017).	16,525,883	12,075,967
11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to October 2018	950,000	1,250,000
	17,715,883	13,565,967
Less: Current portion	17,715,883	1,490,000

Long term portion	$-	$12,075,967

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT – (continued)

As of September 30, 2018, the reductions to Notes Payable of $1,685,956 consisted of, unamortized discounts of $690,440 and debt issuance costs of $995,516. As of December 31, 2017, the reductions of Notes Payable of $4,335,873 consisted of unamortized discounts of $458,072 and debt issuance costs of $3,877,801.

Amortization of debt discounts was $522,045 and $427,626 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Board of Directors fees

On September 11, 2017, the board of directors of the Company granted to each of its directors warrants to purchase 500,000 shares of common stock at an exercise price of $.07 per share. The warrants have a term of five years and vest immediately. The warrants were valued at $166,668 using the Black Scholes pricing model relying on the following assumptions: volatility 175.54%; annual rate of dividends 0%; discount rate 1.71%. In addition, each director is entitled to receive $10,000 for each annual term served.

On September 28, 2018, the board of directors granted to each of its directors warrants to purchase 500,000 shares of common stock at an exercise price of $.14 per share. The warrants have a term of five years and vest immediately. The warrants were valued at $384,065 using the Black Scholes pricing model relying on the following assumptions: volatility 178.54%; annual rate of dividends 0%; discount rate 2.96%. In addition, each director is entitled to receive $10,000 for each annual term served.

The Company recorded directors’ fees of $414,065 and $196,668 during the nine months ended September 30, 2018 and 2017, representing common stock warrants and cash fees.

Stock Based Compensation

On April 18, 2017, the Company entered into a Limited License Agreement (“License Agreement”) with NutriQuest, LLC (“NutriQuest”), as disclosed in a Form 8-K filed on April 26, 2017. Pursuant to the agreement, the Company issued NutriQuest warrants to purchase 687,227 shares of common stock valued at $39,189 using the Black Scholes pricing model relying on the following assumptions: volatility 175.75%; annual rate of dividends 0%; discount rate 1.78%. The warrants are exercisable at $.08 per share and expire five (5) years from the date of issuance. The License Agreement provides that the Company is obligated to pay a termination fee to NutriQuest if the parties are unable to agree upon quality and volume delivered standards.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ DEFICIT – (continued)

During the nine months ended September 30, 2018, pursuant to Board of Directors authorization, the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $.11 with a term of 5 years to a consultant (Executive Director of Asia Operations – see Note 9 – Related Party Transactions). The warrants were valued at $163,798 using the Black Scholes pricing model relying on the following assumptions: volatility 176.10%; annual rate of dividends 0%; discount rate 2.77%.   Further, the Company issued warrants to purchase 2,326,504 shares of common stock at an exercise price of $.11 with a term of 5 years to an investment banker. The warrants were valued at $245,040 using the Black Scholes pricing model relying on the following assumptions: volatility 177.09%; annual rate of dividends 0%; discount rate 2.69%.

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

During the nine months ended September 30, 2018, in connection with the issuance of $1,830,000 in principal of 11% Convertible Debenture the Company issued to HEP Investments, a related party, 521,442 shares of common stock valued at $59,400 and a five-year warrant to purchase 1,655,000 shares of common stock at an exercise price of $.10 per share.  In addition, the Company received proceeds of $2,283,813 from the issuance of 22,838,129 shares of common stock.

 Executive Compensation

As additional compensation for serving as Chief Financial Officer (CFO), the Company, quarterly, issues warrants to purchase 50,000 shares of common stock to Philip M. Rice at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and compliant manner, at which time such warrants would vest.

On March 31, 2017, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.08. The warrants were valued at $3,317 using the Black Scholes pricing model relying on the following assumptions: volatility 175.53%; annual rate of dividends 0%; discount rate 1.93%. On May 12, 2017, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.09. The warrants were valued at $4,283 using the Black Scholes pricing model relying on the following assumptions: volatility 176.74%; annual rate of dividends 0%; discount rate 1.93%. On August 11, 2017, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.06. The warrants were valued at $2,363 using the Black Scholes pricing model relying on the following assumptions: volatility 177.01%; annual rate of dividends 0%; discount rate 1.74%.

On February 21, 2018, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.11. The warrants were valued at $5,255 using the Black Scholes pricing model relying on the following assumptions: volatility 177.09%; annual rate of dividends 0%; discount rate 2.69%.  On April 23, 2018, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.10. The warrants were valued at $4,762 using the Black Scholes pricing model relying on the following assumptions: volatility 174.51%; annual rate of dividends 0%; discount rate 2.83%. On August 14, 2018, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.12. The warrants were valued at $5,737 using the Black Scholes pricing model relying on the following assumptions: volatility 177.70%; annual rate of dividends 0%; discount rate 2.77%.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ DEFICIT – (continued)

During the nine months ended September 30, 2018, the Company issued the following warrants pursuant to offers of employment with three employees: 1) to purchase 500,000 shares of common stock at an exercise price of $.10 with a term of 5 years (these warrants were valued at $33,045 using the Black Scholes pricing model relying on the following assumptions: volatility 175.59%; annual rate of dividends 0%; discount rate 2.36%); 2) to purchase 500,000 shares of common stock at an exercise price of $.11 with a term of 5 years (these warrants were valued at $81,897 using the Black Scholes pricing model relying on the following assumptions: volatility 176.04%; annual rate of dividends 0%; discount rate 2.81%); and 3) to purchase 1,000,000 shares of common stock at an exercise price of $.11 with a term of 5 years (these warrants were valued at $163,798 using the Black Scholes pricing model relying on the following assumptions: volatility 176.10%; annual rate of dividends 0%; discount rate 2.77%). These warrants will vest one year from issuance (June 19, 2019) (the Company has recorded $46,222 as stock-based compensation during the nine months ended September 30, 2018, the remaining cost will be amortized over the course of the vesting period).

 Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	September 30, 2018		December 31, 2017
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	119,301,754	$0.09	32,071,901	$0.10
Issued	46,181,504	0.10	88,737,227	0.09
Exercised	-	-	0	-
Cancelled	-	-	0	-
Expired	(1,230,660)	0.25	(1,507,374)	0.13
Outstanding, end of period	164,252,598	$0.09	119,301,754	$0.09

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ DEFICIT – (continued)

Common Stock Warrants

Warrants outstanding and exercisable by price range as of September 30, 2018 were as follows:

Outstanding Warrants			Exercisable Warrants
		Average
		Weighted			Weighted Average Exercise Price
		Remaining
Exercise Price	Number	Contractual Life in Years	Exercise Price	Number

$0.05	1,250,000	2.95	$0.05	1,250,000	$0.05
0.06	16,050,000	3.84	0.06	16,050,000	0.06
0.07	3,000,000	3.95	0.07	3,000,000	0.07
0.08	34,612,227	3.24	0.08	34,612,227	0.08
0.09	775,000	2.71	0.09	775,000	0.09
0.10	101,608,704	4.17	0.10	99,203,704	0.10
0.11	2,550,000	4.67	0.11	1,970,203	0.11
0.12	100,000	3.37	0.12	100,000	0.12
0.14	2,550,000	4.92	0.14	2,550,000	0.14
0.15	1,356,667	0.95	0.15	1,356,667	0.15
0.17	50,000	0.50	0.17	50,000	0.17
0.19	50,000	0.62	0.19	50,000	0.19
0.25	50,000	0.13	0.25	50,000	0.25
0.30	250,000	0.18	0.30	250,000	0.30
	164,252,598	4.13		161,267,801	$0.09

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011 as amended August 11, 2016. Under the agreement, Mr. Dahl serves as CEO for one year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement. Mr. Dahl is compensated as follows: he receives an annual base salary of $240,000. In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question. In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement. Further, as it relates to Company’s wholly-owned subsidiary, WellMetris, LLC (“WellMetris”), in the event the Company ceases to own a controlling interest in WellMetris for any reason whatsoever, the Company shall cause WellMetris to grant Mr. Dahl warrants to purchase a seven percent (7%) equity interest in WellMetris at the time outside funding is closed and/or at the time an event occurs whereby the Company relinquishes majority control of WellMetris. Such Warrant shall be priced at the per-unit or per-share price at the time of the applicable closing or change of control with respect to WellMetris. As of September 30, 2018, none of the milestones referred to had been achieved and there has been no notice of contract termination.

Investment Banking, M&A and Corporate Advisory Agreement

On January 17, 2017 the Company entered into a one year agreement with an Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm (“Firm”). Pursuant to the terms of the agreement, if the Company did not terminate the engagement prior to April 18, 2017, it was required to issue 1,875,000 shares of its common stock. As of April 18, 2017, the Company had not terminated the agreement and therefore became obligated to issue the aforementioned shares and recorded the expense in Professional Fees and Consulting Expenses in the amount of $131,250. In addition to the contract fee, the Company could potentially be required to obligated to pay an 8% M&A transaction fee (as defined in the Agreement) payable in shares of the Company’s common stock (reduced by the value of the previously issued shares).  On January 17, 2018, this agreement expired with no additional costs to the Company.

On February 21, 2018 the Company entered into a one year agreement with an Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm (“Firm”). Pursuant to the terms of the agreement, issued a warrant to purchase 2,326,504 shares of common stock at an exercise price of $.10 for a term of five years.  The warrants were valued at $245,040 using the Black Scholes pricing model relying on the following assumptions: volatility 177.09%; annual rate of dividends 0%; discount rate 2.69%.  In addition to the contract fee, the Company could potentially be obligated to pay up to an 8% M&A transaction fee (as defined in the Agreement) plus a warrant to purchase shares of common stock equal to between 0.5% to 1% of the post financing fully shares outstanding at an exercise price equal to the valuation / share price of the financing.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES– (continued)

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

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 11 – SUBSEQUENT EVENTS

Loan Payable, Related Parties

During the period from October 1, 2018 to November 14, 2018, Mr. Maggiore, a director and a significant shareholder of the Company (see Note 5 Loans Payable – Related Parties), advanced the Company an additional $40,000, for a total advanced of $216,405.

11% Convertible Debt - HEP Investments, LLC

During the period from October 1, 2018 to November 14, 2018, the Lender advanced an additional $135,000 for a total advance of $138,801. This amount was recorded as Loan Payable, Related Party (see note 5 - Loan Payable, Related Party).

Stock Issuances

Through November 14, 2018, the Company received proceeds of $50,000 from the issuance of 500,000 shares of common stock.

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

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals, income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed above are the most critical to our financial statements because they are affected significantly by management’s judgments, assumptions and estimates.

Results of Operations for the three months ended September 30, 2018 and 2017

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

As of November 12, 2018, ZIVO has obtained GRAS (Generally Recognized As Safe) status, having completed a two year safety and toxicity effort, as reviewed by an independent scientific panel which accepted the findings of multiple studies and tests conducted by contract research organizations and independent laboratories engaged by ZIVO. This development allows ZIVO to immediately begin marketing its algal biomass as a food ingredient in the United States. The poultry GRAS self-affirmation process commenced in April 2018 and is expected to conclude in the first quarter of 2019, allowing ZIVO to immediately begin marketing its algal biomass as a phytogenic feed ingredient for poultry nutrition.

For WellMetris, we are developing, with the intention to manufacture, market, and sell tests that we believe will allow people to optimize their health and identify future health risks (the “Wellness Tests”). We plan to develop and commercialize such tests in three phases:

•In phase one or, alternately named Gen 1.0, we plan to develop and commercialize a series of tests, which are intended to measure indicators of good health and optimal metabolic function (collectively, the “Phase One Test”). The Phase One Test is being designed to measure biomarkers related to oxidative stress, inflammation, and antioxidant status to establish a metabolic assessment from which intervention can commence, and from which metabolic syndrome can be inferred.

•In phase two or alternately named Gen 1.5, we plan to develop and commercialize a testing technology focused on the positive or negative metabolic effects of metabolizing fat and muscle efficiency due to changes in diet, exertion, hydration and dietary supplements in a self-administered format that integrates with smartphone operating systems.

•In phase three or alternately named Gen 2.0, we plan to develop and commercialize additional tests intended to provide a more complete metabolic profile for an individual utilizing the metabolites present in urine. The Company believes the Gen 2.0 tests, in aggregate, will allow identification of healthy versus unhealthy bodily processes in real-time. This technology can also be applied to livestock and companion animals. As capital funding becomes available, the Company will move forward with product development.

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

Since 2004, we have been incurring significant operating losses and negative cash flow. We experienced only nominal sales of our algal product, which was pulled from the market in January of 2012, and have relied primarily on the sale of company securities and shareholder loans to fund operations. We are also experiencing an ongoing and substantial working capital deficiency. We have had difficulty raising capital from third parties. Through November of 2018, we successfully raised capital to fund operations and research for 2018. If we are unable to obtain additional funding in the near term, we may be unable to continue as a going concern, in which case you would likely suffer a total loss of your investment in our Company.

Net Sales.

We had no sales during the three months ended September 30, 2018 and 2017.

Cost of Sales.

We had no cost of sales during the three months ended September 30, 2018 and 2017.

General and Administrative Expenses.

General and administrative expenses were $317,085 for the three months ended September 30, 2018, as compared to $245,959 for the comparable prior period. The increase of approximately $71,000 in general and administrative expense during 2018 is due primarily to the following: increased salary expense of approximately $98,000 due to the hiring of the Vice President of Operations, of which approximately $41,000 was a non-cash expense of the periodic charge related the issuance of warrants to purchase 1,000,000 shares of common stock to vested over 12 months (the warrants were valued at approximately $164,000 and approximately $41,000 was the quarterly vesting charge), approximately $26,000 increase in insurance expenses, offset by a decrease of approximately $31,000 in public relations expenses, a reduction approximately $13,000 in office expenses and a reduction $9,000 in travel expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $622,625 for the three months ended September 30, 2018, as compared to $1,264,111 for the comparable prior period. The decrease of approximately $641,000 in professional and consulting expense during 2018 is mainly due to the following: an increase of approximately $217,000 in director fees due to the issuance of warrants to purchase 500,000 shares of common stock per director valued at approximately $384,000 compared to the issuance in 2017 of warrants to purchase 500,000 shares of common stock to each director valued at approximately $167,000, a non-cash expense, an increase of approximately $57,000 for investment banking fees, an increase of approximately $54,000 in legal fees, mainly relating to patent matters, an increase of approximately $3,000 in accounting fees, offset by a decrease of approximately $970,000 in consulting expenses, of which approximately $933,000 is related to the issuance of warrants to purchase 16,250,000 shares of common stock valued at approximately $933,000 pursuant to agreements with financial consultants (a non-cash expense) and a decrease of approximately $2,000 in filing and listing fees.  Disregarding the net effects of the non-cash expenses, cash related expenses were approximately $75,000 more than the prior period due to an increase in investment banking, legal and accounting fees.

Research and Development Expenses.

For the three months ended September 30, 2018, we incurred $555,185 in research and development expenses, as compared to $550,549 for the comparable period in 2017.

Of these expenses, approximately $555,000 and $530,000 for the three months ended September 30, 2018 and 2017, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The increase of approximately $25,000 from the prior period is due to the greater availability of cash and the prioritization of Zivo research.

With respect to our WellMetris, LLC subsidiary, we incurred approximately $-0- and $21,000 in research and development expenses for the three months ended September 30, 2018 and 2017, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The reduction of approximately $21,000 from the prior period is due to prioritization of Zivo research, and the limited amount of capital available for research and development.

Results of Operations for the nine months ended September 30, 2018 and 2017

Net Sales.

We had no sales during the nine months ended September 30, 2018 and 2017.

Cost of Sales.

We had no cost of sales during the nine months ended September 30, 2018 and 2017.

General and Administrative Expenses.

General and administrative expenses were $956,400 for the nine months ended September 30, 2018, as compared to $674,529 for the comparable prior period. The approximate $282,000 increase in general and administrative expense during 2018 is due primarily to the following: increased salary expense of approximately $241,000 due to the hiring of the Vice President of Operations, of which approximately $46,000 was a non-cash expense of the periodic charge related the issuance of warrants to purchase 1,000,000 shares of common stock to vested over 12 months (the warrants were valued at approximately $164,000 and approximately $46,000 was the vesting charge for the period), an approximate $59,000 increase in insurance expenses, an $11,000 increase in public relations expenses, offset by a decrease of an approximate $19,000 in depreciation (a non-cash expense), a reduction of approximately $9,000 in office expenses and a reduction of approximately $1,000 in travel expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $1,300,588 for the nine months ended September 30, 2018, as compared to $1,703,725 for the comparable prior period. The decrease of approximately $403,000 of professional and consulting expense during 2018 is split between non-cash expenses and cash expenses.

Non-cash expenses were approximately $629,000 for the nine months ended September 30, 2018, as compared to approximately $1,231,000 for the comparable prior period, a decrease of $602,000. This decrease is due to the issuance of warrants to purchase 16,250,000 shares of common stock valued at approximately $933,000 pursuant to agreements with financial consultants for the nine months ended September 30, 2017 (with no such issuance in the comparable  period of 2018); for the nine months ended September 30, 2018, the issuance of warrants to purchase 2,326,504 shares of common stock valued at approximately $245,000 compared to the prior period, the issuance of 1,875,000 shares of common stock valued at approximately $131,000 to an investment banking firm, an increase of $114,000, and the issuance of warrants to purchase 500,000 shares of common stock per board director (five directors) valued at approximately $245,000 compared to the issuance of warrants to purchase 500,000 shares of common stock for each board director (five directors) valued at approximately $167,000, an increase of $217,000.

Disregarding the net effects of the non-cash expenses, cash related expenses were approximately $199,000 more than the prior period due to an increase in investment banking fees of approximately $162,000, legal fees of approximately $152,000, offset by a decrease in consulting fees of approximately $93,000, accounting fees of approximately $19,000 and filing and listing fees of approximately $3,000.

Research and Development Expenses.

For the nine months ended September 30, 2018, we incurred $2,256,291 on research and development expenses, as compared to $1,355,085 for the comparable period in 2017.

Of these expenses, approximately $2,245,000 and $1,313,000 for the nine months ended September 30, 2018 and 2017, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The increase of $932,000 from the prior period is due to the prioritization of Zivo research and the greater availability of cash.

With respect to our WellMetris, LLC subsidiary, we incurred approximately $11,000 and $42,000 in research and development expenses for the nine months ended September 30, 2018 and 2017, respectively. The research and development effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The reduction of approximately $31,000 from the prior period is due to prioritization of Zivo research, and the limited amount of capital available for research and development.

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

As of November 12, 2018, we had a cash balance of approximately $10,000. We have incurred significant net losses since inception and have consistently incurred negative cash flow from operations. During the nine months ended September 30, 2018, we incurred negative cash flows from operations of $3,882,091. As of September 30, 2018, we had a working capital deficiency of $21,571,640 and a stockholders’ deficiency of $21,571,640. Although we recently received funding of $1,830,000 from HEP Investments, LLC (“HEP”) and $2,284,000 from the issuance of common stock, we have a near term need for additional capital.

During the nine months ended September 30, 2018, our operating activities used $3,882,091 in cash, an increase of $1,001,646 from the comparable prior period. The approximate $1,002,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $5,380,000 increase in net loss, offset by an increase of $3,940,000 in non-cash expenses (an increase in amortization of debt issuance costs of $4,458,000, increase of in amortization of bond discount of $95,000, offset by a decrease in stocks and warrants issued for services and financing costs of $188,000, loss on extinguishment of debt of $406,000, and depreciation expense of $19,000), and $438,000 of changes made up a decrease in accounts payable of $117,000, a decrease in due to related parties of $225,000, offset by of a decrease in prepaid expenses of $42,000 and an increase in accrued liabilities and interest of $738,000.

Our financing activities generated $3,793,000, an increase of approximately $195,000 from the comparable prior period. The increase in cash provided by financing activities was due to a decrease in proceeds of approximately $312,000 from proceeds of loans payable from a related party, a decrease of $107,000 of debt issuance costs, a decrease of proceeds of $1,670,000 of proceeds from the issuance of 11% convertible debentures and an increase of $2,284,000 from proceeds of sale of common stock as compared to the prior period.

During the fourth quarter of 2011, we entered into an agreement with HEP under which HEP agreed to purchase convertible notes in the aggregate principal amount of $2,000,000. Through May 2018, we amended this agreement to provide for funding up to $20,000,000. As of the date of this filing, HEP had advanced a total of approximately $18.2 million pursuant to this arrangement. HEP’s convertible notes are secured by all our assets.

Although we raised funds through the issuance of debt during 2017 and the first nine months of 2018, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months September 30, 2018, the Company issued 521,442 shares of common stock to HEP relating to the issuance of $1,830,000 in principal of 11% Convertible Debentures to the Company. The Company also issued 26,873,239 shares of common stock.

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

Date: November 14, 2018

By: /s/Andrew Dahl

Andrew Dahl

Chief Executive Officer