Form 10-Q
period 2019-03-31
Zivo Bioscience, Inc.
filed 2019-05-13
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

[ ]	Large accelerated filer	[X]	Smaller reporting company
[ ]	Accelerated filer	[ ]	Emerging growth company
[ ]	Non-accelerated filer
(Do not check if a smaller reporting company)

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

There were 192,185,726 shares of common stock, $0.001 par value, outstanding at May 13, 2019.

FORM 10-Q

ZIVO BIOSCIENCE, INC. INDEX

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,285	$388,891
Prepaid Expenses	99,476	22,615
Total Current Assets	103,761	411,506

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$103,761	$411,506

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$802,843	$422,426
Due to Related Party	-	432,429
Loans Payable, Related Parties	185,534	176,405
Convertible Debentures Payable, less discount of $13,045 and $1,562,425 at March 31, 2019 and December 31, 2018, respectively	19,527,596	17,978,215
Accrued Interest	4,213,330	3,674,148
Accrued Liabilities – Other	74,129	10,000
Total Current Liabilities	24,803,432	22,693,623

LONG TERM LIABILITIES:	-	-

TOTAL LIABILITIES:	24,803,432	22,693,623

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 1,200,000,000 shares authorized; 186,185,726 and 180,036,435 issued and outstanding at March 31, 2019 and December 31, 2018	186,186	180,037
Additional Paid-In Capital	56,618,919	55,985,626
Accumulated deficit	(81,504,776)	(78,447,780)
Total Stockholders' Deficit	(24,699,671)	(22,282,117)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$103,761	$411,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018 (Revised)

REVENUES:	$-	$-

COSTS AND EXPENSES:
General and Administrative	309,469	331,985
Professional fees and Consulting expense	292,322	424,127
Research and Development	366,061	927,115

Total Costs and Expenses	967,852	1,683,227

LOSS FROM OPERATIONS	(967,852)	(1,683,227)

OTHER INCOME (EXPENSE):
Amortization of Debt Discount	(374,608)	(94,753)
Financing costs	-	(27,000)
Finance costs paid in stock and warrants	-	(264,495)
Interest expense	(27,307)	(63,092)
Interest expense – related parties	(1,687,229)	(1,713,607)
Total Other Income (Expense)	(2,089,144)	(2,162,947)

NET LOSS	$(3,056,996)	$(3,846,174)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	180,608,657	141,162,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018 (Revised)

Cash Flows for Operating Activities:
Net Loss	$(3,056,996)	$(3,846,174)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock and warrants issued for services rendered - Related Party	4,767	5,255
Stock and warrants issued for services rendered	19,745	278,085
Stock and warrants issued for Finance Costs – Related Party	-	264,496
Amortization of debt issuance costs	1,549,381	1,372,785
Changes in assets and liabilities:
(Increase) in prepaid expenses	(76,861)	(74,049)
Increase in accounts payable	380,418	589,937
Increase in due to related party	-	27,000
Increase in accrued liabilities and interest	603,312	508,665
Net Cash (Used) by Operating Activities	(576,234)	(874,000)

Cash Flows from Investing Activities:	-	-

Cash Flow from Financing Activities:
Proceeds from loan payable, related party, net	41,629	155,000
Proceeds from the sale of common stock	150,000	-
Proceeds from issuance of convertible debentures	-	500,000
Net Cash Provided by Financing Activities	191,629	655,000

Increase (decrease) in Cash	(384,605)	(219,000)

Cash at Beginning of Period	388,890	317,135
Cash at End of Period	$4,285	$98,135

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$581	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2019:

During the quarter ended March 31, 2019, $464,929 of Due to Related Party was converted at $.10 per share into 4,649,291 shares of the Company’s common stock.

Three Months Ended March 31, 2018:

During the quarter ended March 31, 2018, the Company recorded $43,520 of discounts on the issuance of $500,000 of 11% convertible debentures.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly- owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2018 consolidated audited financial statements and Notes thereto included in the Annual Report on Form 10-K filed with the SEC on February 12, 2019.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019, or any other period.

The Company incurred a net loss of $3,056,996 for the three months ended March 31, 2019. In addition, the Company had a working capital deficiency of $24,699,671and a stockholders’ deficit of $24,699,671 at March 31, 2019. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. During the quarter ended March 31, 2019, the Company received proceeds of $150,000 from the issuance of common stock and $41,629 in loans from related parties. There can be no assurance that the Company will be able to raise additional capital.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned subsidiaries, Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., WellMetrix, LLC (fka WellMetris, LLC), and Zivo Biologic, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At March 31, 2019, the Company did not have any cash equivalents.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Debt Issuance Costs

The Company follows authoritative guidance for accounting for financing costs (as amended) as it relates to convertible debt issuance costs. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Debt Issuance Costs are reported on the balance sheet as a direct deduction from the face amount of the related notes. Amortization of debt issuance costs amounted to $1,174,772 and $1,278,032 and are included in Interest Expense and Interest Expense – Related Parties on the condensed consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, respectively. Unamortized Debt Issuance Costs in the amounts of $13,045 and $1,562,425 are netted against Convertible Notes Payable on the condensed consolidated Balance Sheets presented in these financial statements as of March 31, 2019 and December 31, 2018, respectively.

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

For three months ended March 31, 2019 and 2018, the Company had no revenue.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the three months ended March 31, 2019 and 2018, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were approximately $366,000 and $927,000 for the quarters ended March 31, 2019 and 2018, respectively.

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

During the three months ended March 31, 2019 and 2018, warrants were granted to employees and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $24,512 and $283,340 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected volatility	180.46%	175.59% to 177.09%
Expected dividends	0%	0%
Expected term	5 years	5 years
Risk free rate	2.53%	2.36% to 2.69%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities as of March 31, 2019, consisted of 237,650,674 common shares from convertible debentures and related accrued interest and 191,803,751 common shares from outstanding warrants. Potentially dilutive securities as of March 31, 2018, consisted of 206,001,030 common shares from convertible debentures and related accrued interest and 125,928,258 common shares from outstanding warrants. For the three months ended March 31, 2019 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the three months ended March 31, 2019 and 2018.

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

Recently Enacted Accounting Standards

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize all leases, with limited exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, ASU No. 2018-11, Targeted Improvements, and ASU No. 2018-20, Narrow-Scope Improvements for Lessors, to clarify and amend the guidance in ASU No. 2016-02. We have adopted the ASUs on January 1, 2019. Prior comparative periods were not required to be restated and the ASUs are not expected to have an impact on the Company’s consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019 (Unaudited)	December 31, 2018
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

There were no depreciation and amortization expenses for the three months ended March 31, 2019 and 2018.

NOTE 4 – DUE TO RELATED PARTY

As of March 31, 2019 and December 31, 2018, the Company owed HEP Investments, LLC, a related party, $-0- and $432,429, respectively. The origin of the payable is a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt (see Note 6). During the quarter ended March 31, 2019, the balance of $432,429 was converted at $.10 per share into 4,324,291 shares of the Company’s common stock.

During the three months ended March 31, 2019 and 2018, the Company incurred additional finance costs related to these transactions of $-0- and $27,000, respectively.

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

As of March 31, 2019, and December 31, 2018, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, is owed $185,534 and $176,405 in principal representing advances to the Company, as well as accumulated accrued interest of $119,184 and $74,344, respectively. The Company currently pays agreed upon interest at 11%.

During the three months ended March 31, 2019 and March 31, 2018, interest expense on this indebtedness was $7,814 and $9,630, respectively.

HEP Investments, LLC

In addition to amounts owed to HEP Investments pursuant to Convertible Debt (see Note 6), as of January 1, 2018, the Company owed HEP Investments $217,614. During the year ended December 31, 2018, HEP Investments loaned the Company an additional $1,751,187. Pursuant to the terms of the agreement with HEP Investments, $1,968,801 of these loans were recorded as 11% Convertible Secured Promissory Notes, leaving a remaining balance of $-0- as of December 31, 2018.

During the quarter ended March 31, 2019, HEP Investments loaned the Company $32,500 (see Note 6 - Convertible Debt). During the quarter ended March 31, 2019, the balance of $32,500 was converted at $.10 per share into 325,000 shares of the Company’s common stock, leaving a remaining balance of $-0- as of March 31, 2019.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (the “Lender”), entered into the following documents, effective as of December 1, 2011, as amended through May 16, 2018: (i) a Loan Agreement under which the Lender has agreed to advance up to $20,000,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $20,000,000 (“Note”) (of which $18,350,640 has been advanced as of March 31, 2019), (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets, (iv) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision) which expired September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $2,000,000 called for by the Loan Agreement,. and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

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

On April 12, 2018, the Lender converted $30,000 of the debt and $9,231 of accrued interest into 392,310 shares of the Company’s common stock (at $.10 per share).

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

NOTE 6 – CONVERTIBLE DEBT (Continued)

HEP Investments, LLC – Related Party (continued)

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

On March 29, 2019, the Company and the Lender entered into a “Debt Extension Agreement” whereby the Lender extended the maturity date of the Note to June 30, 2019. The Lender received no additional consideration related to this debt extension. The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Based on the above, as of March 31, 2019, the total shares of common stock, if the Lender converted the complete $18,350,640 convertible debt, including related accrued interest of $3,743,787, would be 220,944,270 shares, not including any future interest charges which may be converted into common stock.

The Company has agreed to pay a closing fee of 9% in connection with the Loan transaction (when the remaining funding is achieved), consisting of 5.4% in cash and 3.6% paid in shares of common stock valued at various amounts based on the timing of the funding and the related stock price. In one instance, the Lender agreed to a reduced closing fee based on the involvement of the Investment Banker (Note 8 – Commitments and Contingencies: Investment Banking, M&A and Corporate Advisory Agreement).

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

The New Lenders Notes are convertible into the Company’s restricted common stock at $.10 per share and bear interest at the rate of 11% per annum. Two New Lenders extended their $50,000 notes (a total of $100,000) to November 30, 2019. The Company is in discussions through intermediaries with the remaining four (4) New Lenders to determine their intentions.

As of March 31, 2019, the Company has not made the required annual interest payments to six (6) New Lenders and principal payments to four (4) New Lenders. As the Company has not received notices of default, pursuant to the terms of the Notes, we do not currently consider ourselves in default. Were the Company to default, additional interest would accrue at a rate of 16% per annum.

Other Debt

In September 2014, the Lender agreed to rolling 30 day extensions until notice is given to the Company to the contrary. The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	March 31, 2019 (Unaudited)	December 31, 2018
1% Convertible notes payable, due April 30, 2019 (at March 31, 2019)	$240,000	$240,000
11% Convertible note payable – HEP Investments LLC, a related party, net of unamortized discount and debt issuance costs of $13,045 and $1,562,425 at March 31, 2019 and December 31, 2018, respectively, due June 30, 2019 (at March 31, 2019)	18,337,595	16,788,214
11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to November 2019	950,000	950,000
	19,527,595	17,978,215
Less: Current portion	19,527,595	17,978,215
Long term portion	$-0-	$-0-

As of March 31, 2019, the reductions to Notes Payable of $13,045 consisted of debt issuance costs. As of December 31, 2018, the reductions to Notes Payable of $1,562,425 consisted of, unamortized discounts of $374,608 and debt issuance costs of $1,187,817.

Amortization of debt discounts was $374,608 and $94,753 for the three months ended March 31, 2019 and 2018, respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

The Company recorded directors’ fees of $10,000 and $10,000 during the three months ended March 31, 2019 and 2018, representing the cash fees.

Stock Issuances

During the three months ended March 31, 2019, the Company issued 1,500,000 shares at $.10 per share for proceeds of $150,000. In addition, the Company issued 4,649,291 shares of the Company’s common stock for the conversion of $464,929 of accounts / loans payable – related party at $.10 per share.

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

On June 19, 2018, the Company issued a warrant pursuant to an offer of employment with an employee to purchase 1,000,000 shares of common stock at an exercise price of $.11 with a term of 5 years (these warrants were valued at $163,798 using the Black Scholes pricing model relying on the following assumptions: volatility 176.10%; annual rate of dividends 0%; discount rate 2.77%). These warrants will vest one year from issuance (the Company has recorded $19,745 as stock-based compensation during the months ended March 31, 2019).

Executive Compensation

As compensation for serving as Chief Financial Officer, the Company, quarterly, issues warrants to purchase 50,000 shares of common stock to Philip M. Rice at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and compliant manner, at which time such warrants would vest.

On February 12, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.10. The warrants were valued at $4,766 using the Black Scholes pricing model relying on the following assumptions: volatility 180.46%; annual rate of dividends 0%; discount rate 2.53%.

On February 21, 2018, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.11. The warrants were valued at $5,255 using the Black Scholes pricing model relying on the following assumptions: volatility 177.09%; annual rate of dividends 0%; discount rate 2.69%.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT (Continued)

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below:

	March 31, 2019		December 31, 2018
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	192,148,956	$0.09	119,301,754	$0.09
Issued	50,000	0.10	74,377,862	0.10
Exercised	-	-	-	-
Cancelled	(345,205)	0.11	-	-
Expired	(50,000)	0.17	(1,530,660)	0.26
Outstanding, end of period	191,803,751	$0.09	192,148,956	$0.09

Warrants outstanding and exercisable by price range as of March 31, 2019 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.05	1,250,000	2.45	$0.05	1,250,000	$0.05
0.06	16,050,000	3.35	0.06	16,050,000	0.06
0.07	3,000,000	3.45	0.07	3,000,000	0.07
0.08	34,612,227	2.75	0.08	34,612,227	0.08
0.09	775,000	2.28	0.09	775,000	0.09
0.10	129,805,062	3.90	0.10	129,805,062	0.10
0.11	2,204,795	4.17	0.11	2,204,795	0.11
0.12	100,000	2.87	0.12	100,000	0.12
0.14	2,600,000	4.42	0.14	2,600,000	0.14
0.15	1,356,667	0.45	0.15	1,356,667	0.15
0.19	50,000	0.12	0.19	50,000	0.19
	191,803,751	3.61		191,803,751	$0.09

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011 as amended August 11, 2016. Under the agreement Mr. Dahl serves as CEO for one-year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement. Mr. Dahl is compensated as follows: he receives an annual base salary of $240,000, increased to $300,000 per Board of Directors resolution February 26, 2019. In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question. In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement. Further, as it relates to Company’s wholly-owned subsidiary, WellMetrix, LLC (“WellMetrix”), in the event the Company ceases to own a controlling interest in WellMetrix for any reason whatsoever, the Company shall cause WellMetrix to grant Mr. Dahl warrants to purchase a seven percent (7%) equity interest in WellMetrix at the time outside funding is closed and/or at the time an event occurs whereby the Company relinquishes majority control of WellMetrix. Such Warrant shall be priced at the per-unit or per-share price at the time of the applicable closing or change of control with respect to WellMetrix. As of March 31, 2019, none of the milestones referred to had been achieved and there has been no notice of contract termination.

Investment Banking, M&A and Corporate Advisory Agreement

On February 21, 2018 the Company entered into a one-year agreement with an Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm (“Firm”). Pursuant to the terms of the agreement, issued a warrant to purchase 2,326,504 shares of common stock at an exercise price of $.10 for a term of five years. The warrants were valued at $245,040 using the Black Scholes pricing model relying on the following assumptions: volatility 177.09%; annual rate of dividends 0%; discount rate 2.69%. In addition to the contract fee, the Company could potentially be obligated to pay up to an 8% M&A transaction fee (as defined in the Agreement) plus a warrant to purchase shares of common stock equal to between 0.5% and 1.0%. As of December 31, 2018, the Company issued additional warrants to purchase 3,007,132 shares of common stock at an exercise price of $.13 with a term of 5 years to an investment banker. The warrants were valued at $374,511 using the Black Scholes pricing model relying on the following assumptions: volatility 180.13%; annual rate of dividends 0%; discount rate 2.65%. As a result of this issuance, any further potential obligation to pay a M&A transaction fee relating to warrants to purchase shares of common stock would be equal to 0.5% of the post financing fully shares outstanding at an exercise price equal to the valuation / share price of the financing.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- COMMITMENTS AND CONTINGENCIES (Continued)

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement (“Supply Consulting Agreement”) with a consultant (“Consultant”). The Supply Consulting Agreement provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $950,000 to Consultant and issue to Consultant a cashless warrant with a five-year term to purchase eighteen million (18,000,000) shares of the Company’s common stock at an exercise price of $0.10 per share.

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

Loan Payable – Related Party

See Note 5 Loan Payable – Related Parties for disclosure of loans payable to related parties.

Executive Compensation

See Note 7 – Stockholder’ Deficiency for disclosure of compensation to the Chief Financial Officer.

Employment Agreement

See Note 8 – Commitments and Contingencies for disclosure of the Employment Agreement with the Chief Executive Officer.

NOTE 10 - SUBSEQUENT EVENTS

LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

During the period from April 1, 2019 to May 13, 2019, the Company repaid Mr. Maggiore, a director and a significant shareholder of the Company (see Note 5 Loans Payable – Related Parties), $9,129, leaving a total advanced of $176,405.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS (Continued)

CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

Debt Conversion Agreement

The Company and the Lender entered a Debt Conversion Agreement dated April 5, 2019 whereby the Lender agrees, upon the sale of at least $25 million in common shares to one or more third party investors, to convert at least $16.1 million of the Convertible Notes into the Company’s common stock. Pursuant to the terms of the Convertible Notes, $16.1 million of Convertible Notes would convert into 161 million shares of the Company’s common stock.

STOCKHOLDERS’ DEFICIENCY

Increase in Authorized Shares

On May 1, 2019, the shareholders of the Company voted for approval and adoption of an amendment to the Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 700,000,000 shares to 1,200,000,000 shares. The Certificate of Amendment to the Articles of Incorporation has been filed with the Secretary of State of Nevada.

Stock Issuances

During the period April 1, 2019 to May 13, 2019, the Company issued 6,000,000 shares of common stock at $.10 per share for cash of $600,000.

Supply Chain Consultant

On May 2, 2019, the Board of Directors authorized the issuance a cashless warrant with a five-year term to purchase five million (5,000,000) shares of the Company’s common stock at an exercise price of $0.10 per share to the Consultant.

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

In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward- looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.

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

Results of Operations for the three months ended March 31, 2019 and 2018

Net Sales

We had no sales during the three months ended March 31, 2019 and 2018.

Cost of Sales

We had no cost of sales during the three months ended March 31, 2019 and 2018.

Selling Expenses

The Company had no Selling Expenses for the three months ended March 31, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses were $309,469 for the three months ended March 31, 2019, as compared to $331,985 for the comparable prior period. The approximate $23,000 decrease in general and administrative expense during 2019 is due the following: an increase in insurance expenses of $27,000, an increase in travel and related expenses of $10,000, offset by a decrease of $34,000 in public communication expenses and a decrease in staff resulting in a salary decrease of $26,000.

Professional and Consulting Expenses.

Professional and consulting expenses were $292,322 for the three months ended March 31, 2019, as compared to $424,127 for the comparable prior period. The approximate $132,000 decrease in professional and consulting expense during 2019 is due primarily to the following: an increase of $43,000 in services relating to an executive search firm, an increase in legal fees of $14,000, an increase in exchange listing fees of $13,000 and an increase in accounting fees of $5,000, offset by a decrease of $196,000 in investment banking fees, of which $245,000 was due to a warrant issued in 2018 to an investment banking firm (a non-cash expense), with an increase of $49,000 in cash fees paid and a decrease of $11,000 in payments to consultants.

Research and Development Expenses.

For the three months ended March 31, 2019, we incurred $366,061 on research and development expenses, as compared to $927,115 for the comparable period in 2018. The decrease of approximately $561,000 in research and development expenses was the result of a lack of available financial resources. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response.

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

As of May 10, 2019, we had a cash balance of approximately $5,000. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the quarter ended March 31, 2019, we incurred negative cash flows from operations of $576,234. As of March 31, 2019, we had a working capital deficiency of $24,699,671 and a stockholders’ deficiency of $24,699,671. Although we recently received funding of $580,000 from sale of shares of common stock, we have a near term need for substantial additional capital.

During the three months ended March 31, 2019, our operating activities used $576,234 in cash, a decrease of $297,766 from the comparable prior period. The approximate $298,000 decrease in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $789,000 decrease in net loss, an increase of $347,000 in non-cash expenses (primarily a decrease of $259,000 for the issuance of stocks and warrants for services rendered, a decrease of $265,000 for stocks and warrants issued for finance costs offset by an increase of $177,000 in amortization of debt issuance costs) and $145,000 of changes in assets and liabilities made up of a decrease in accounts payable of $210,000, offset by an increase in prepaid expenses - $3,000 and a decrease in due to related party of $27,000 and an increase of accrued liabilities of $95,000.

Our financing generated approximately $192,000, an approximately $463,000 decrease from the comparable prior period. The decrease in cash provided by financing activities was due to an increase of $150,000 from proceeds from issuance of common stock offset by a decrease of $113,000 from proceeds of loans payable from a related party and by a decrease of $500,000 from proceeds from issuance of convertible debentures.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments under which HEP Investments agreed to purchase convertible notes in the aggregate principal amount of $2,000,000. Through May 2018, we amended this agreement to provide for funding up to $20,000,000. As of the date of this filing, HEP Investments had advanced a total of approximately $18.4 million pursuant to this arrangement. HEP Investments’ convertible notes are secured by all our assets.

Although we raised limited funds through the issuance of debt and the issuance of common stock during 2018 and the first quarter of 2019, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

We estimate that we will require approximately $5,000,000 in cash over the next 12 months in order to fund our normal operations and to fund our research and development initiatives. Based on this cash requirement, we have a near term need for additional funding. Historically, we have had substantial difficulty raising funds from external sources. If we are unable to raise the required capital, we will be forced to curtail our business operations, including our research and development activities.

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

Seasonality

Based on our business model implemented at the beginning of 2012, anticipated income streams are to be generated from the following: For ZIVO:

a)royalties and advances for licensed natural bioactive ingredients, isolated natural compounds and synthetic variants thereof, and

b)bulk sales of such ingredients;

For WellMetrix:

a)the selling of wellness tests and data services related to medical records management and

b)analysis/compilation of data gathered on behalf of payers. For insurers, the primary selling season is November through April of any given year.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2019, the Company issued 1,500,000 shares of common stock.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.
Date: May 13, 2019
By:/s/Andrew Dahl
Andrew Dahl
Chief Executive Officer