Form 10-Q
period 2019-06-30
Zivo Bioscience, Inc.
filed 2019-08-07
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

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

There were 347,203,403 shares of common stock, $0.001 par value, outstanding at August 7, 2019.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$43,534	$388,891
Prepaid Expenses	68,695	22,615
Total Current Assets	112,229	411,506

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$112,229	$411,506

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,165,991	$422,426
Due to Related Party	-	432,429
Loans Payable, Related Parties	176,405	176,405
Convertible Debentures Payable, less unamortized discounts and debt issuance costs of $-0- and $1,862,425 at June 30, 2019 and December 31, 2018, respectively	7,460,342	17,978,215
Accrued Interest	2,438,717	3,674,148
Accrued Liabilities – Other	30,000	10,000
Total Current Liabilities	11,271,455	22,693,623
LONG TERM LIABILITIES:	-	-

TOTAL LIABILITIES	11,271,455	22,693,623
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 1,200,000,000 shares authorized; 341,653,403 and 180,036,435 issued and outstanding at June 30, 2019 and December 31, 2018	341,653	180,037
Additional Paid-In Capital	72,544,042	55,985,626
Accumulated deficit	(84,044,921)	(78,447,780)
Total Stockholders' Deficit	(11,159,226)	(22,282,117)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$112,229	$411,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three Months ended June 30, 2019	For the three Months ended June 30, 2018	For the six Months ended June 30, 2019	For the six Months ended June 30, 2018

REVENUES:	$-	$-	$-	$-

COSTS AND EXPENSES:
General and Administrative	369,512	307,330	722,581	639,315
Professional fees and Consulting expense	719,828	253,836	968,550	677,963
Research and Development	947,905	773,991	1,313,966	1,701,106

Total Costs and Expenses	2,037,245	1,335,157	3,005,097	3,018,384

LOSS FROM OPERATIONS	(2,037,245)	(1,335,157)	(3,005,097)	(3,018,384)

OTHER INCOME (EXPENSE):
Amortization of Debt Discount	-	(147,920)	(374,608)	(242,673)
Financing Costs	(581)	(54,000)	(581)	(81,000)
Finance costs paid in stock and warrants	-	(36,000)	-	(300,496)
Interest expense	(26,143)	(34,976)	(53,450)	(69,950)
Interest expense – related parties	(476,177)	(1,964,998)	(2,163,406)	(3,706,722)
Total Other Income (Expense)	(502,901)	(2,237,894)	(2,592,045)	(4,400,841)

NET LOSS	$(2,540,146)	$(3,573,051)	$(5,597,142)	$(7,419,225)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.05)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	213,134,685	151,870,383	196,961,522	146,545,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

Cash Flows for Operating Activities:
Net Loss	$(5,597,142)	$(7,419,225)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock and warrants issued for services rendered – related party	9,567	173,815
Stock and warrants issued for services rendered	548,768	364,918
Stock and warrants issued for financing costs	-	300,496
Amortization of debt issuance costs (interest expense – related parties)	1,187,817	2,748,838
Amortization of bond discount	374,608	242,673
Changes in assets and liabilities:
(Increase) in prepaid expenses	(46,080)	(46,536)
Increase (Decrease) in accounts payable	743,566	(91,300)
Increase in due to related party	-	46,000
Increase in accrued liabilities and interest	1,049,040	1,027,835
Net Cash (Used) by Operating Activities	(1,729,856)	(2,652,486)

Cash Flows from Investing Activities:	-	-
	-	-

Cash Flow from Financing Activities:
Proceeds from (payments of) Loan Payable, related party	32,500	(213,813)
Debt issuance costs	-	(106,658)
Proceeds from issuance of 11% convertible debentures	-	1,500,000
Proceeds from sales of common stock	1,352,000	1,833,813
Net Cash Provided by Financing Activities	1,384,500	3,013,342

Increase (Decrease) in Cash	(345,356)	360,856
Cash at Beginning of Period	388,890	317,135
Cash at End of Period	$43,534	$677,991

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$581	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2019:

During the quarter ended March 31, 2019, $464,929 of Due to Related Party and Loans Payable – Related Party were converted at $.10 per share into 4,649,291 shares of the Company’s common stock.

During the quarter ended June 30, 2019, $12,080,298 of 11% Convertible Notes – Related Party, as well as $2,264,470 in related accrued interest were converted at $.10 per share into 143,447,677 shares of the Company’s common stock.

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

The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019, or any other period.

The Company incurred a net loss of $5,597,142 for the six months ended June 30, 2019. In addition, the Company had a working capital deficiency of $11,159,226 and a stockholders’ deficit of $11,159,226 at June 30, 2019. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. During the six months ended June 30, 2019, the Company raised $1,352,000 from the issuance of common stock and $32,500 in loans from related parties. There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At June 30, 2019, the Company did not have any cash equivalents.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt Issuance Costs

The Company follows authoritative guidance for accounting for financing costs (as amended) as it relates to convertible debt issuance costs. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Debt Issuance Costs are reported on the balance sheet as a direct deduction from the face amount of the related notes. Amortization of debt issuance costs amounted to $1,187,817 and $2,748,838 and are included in Interest Expense and Interest Expense – Related Parties on the condensed consolidated Statements of Operations for the six months ended June 30, 2019 and 2018, respectively. Unamortized Debt Issuance Costs in the amounts of $-0- and $1,187,817 are netted against Convertible Notes Payable on the condensed consolidated Balance Sheets presented in these financial statements as of June 30, 2019 and December 31, 2018, respectively.

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

For six months ended June 30, 2019 and 2018, the Company had no revenue.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the six months ended June 30, 2019 and 2018, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were approximately $1,314,000 and $1,701,000 for the six months ended June 30, 2019 and 2018, respectively.

Stock Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation, as amended by (ASU) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company generally issues grants to its employees, consultants and board members. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period. The fair value of the stock option or warrant award is calculated using the Black Scholes option pricing model.

During the six months ended June 30, 2019 and 2018, warrants were granted to employees and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $558,335 and $538,733 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
	2019	2018
Expected volatility	174.51% to 181.72%	174.51% to 177.09%
Expected dividends	0%	0%
Expected term	5 years	5 years
Risk free rate	2.18% to 2.94%	2.36% to 2.94%

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities as June 30, 2019, consisted of 99,022,158 common shares issuable upon the conversion of convertible debentures and related accrued interest and 196,803,751 common shares issuable upon the exercise of outstanding warrants. Potentially dilutive securities as of June 30, 2018, consisted of 220,738,599 common shares issuable upon the conversion of convertible debentures and related accrued interest and 161,874,134 common shares issuable upon the exercise of outstanding warrants. For the six months ended June 30, 2019 and 2018 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the six months ended June 30, 2019 and 2018.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)

Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

There were no depreciation and amortization expenses for the six months ended June 30, 2019 and 2018 respectively.

NOTE 4 – DUE TO RELATED PARTY

As of June 30, 2019, and December 31, 2018, the Company owed HEP Investments, LLC, a related party, $-0- and $432,429, respectively. The origin of the payable is a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt (see Note 6). During the six months ended June 30, 2019, the balance of $432,429 was converted at $.10 per share into 4,324,291 shares of the Company’s common stock.

During the six months ended June 30, 2019 and 2018, the Company incurred additional finance costs related to these transactions of $-0- and $81,000, respectively.

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

As of June 30, 2019, and December 31, 2018, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, is owed $176,405 in principal representing advances to the Company, as well as accumulated accrued interest of $127,464 and $74,344, respectively. The Company currently pays agreed upon interest at 11%.

During the six months ended June 30, 2019 and June 30, 2018, interest expense on this indebtedness was $16,094 and $28,885, respectively.

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

During the six months ended June 30, 2019, HEP Investments loaned the Company $32,500 (see Note 6 - Convertible Debt). During the six months ended June 30, 2019, the balance of $32,500 was converted at $.10 per share into 325,000 shares of the Company’s common stock, leaving a remaining balance of $-0- as of June 30, 2019.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (the “Lender”), entered into the following documents, effective as of December 1, 2011, as amended through May 16, 2018: (i) a Loan Agreement under which the Lender has agreed to advance up to $20,000,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $20,000,000 (“Note”) (of which, as of June 30, 2019, $18,470,640 has been advanced and of that amount, a total of $12,200,298 has been converted into 122,002,980 shares of Common Stock of the Company), (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets, (iv) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision) which expired September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $2,000,000 called for by the Loan Agreement,. and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

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

In June 2019, the Lender converted $12,080,298 of the debt and $2,264,470 of accrued interest into 143,447,677 shares of the Company’s common stock (at $.10 per share).

Based on the above, as of June 30, 2019, the total shares of common stock, if the Lender converted the complete $6,270,342 convertible debt, including related accrued interest of $1,934,168, would be 82,045,103 shares, not including any future interest charges which may be converted into common stock.

As of June 30, 2019, the Company has not made the required annual interest payments and principal payments to the Lender. As the Company has not received notices of default, pursuant to the terms of the Notes, we do not currently consider ourselves in default. Were the Company to default, additional interest would accrue at a rate of 16% per annum.

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

As of June 30, 2019, the Company has not made the required annual interest payments to six (6) New Lenders and principal payments to four (4) New Lenders. As the Company has not received notices of default, pursuant to the terms of the Notes, we do not currently consider ourselves in default. Were the Company to default, additional interest would accrue at a rate of 16% per annum.

Other Debt

In September 2014, the Lender agreed to rolling 30 day extensions until notice is given to the Company to the contrary. The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	June 30, 2019	December 31, 2018
	(Unaudited)
1% Convertible notes payable, due August 2019	$240,000	$240,000

11% Convertible note payable – HEP Investments, a related party, net of unamortized discount and debt issuance costs of $-0- and $1,562,425 at June 30, 2019 and December 31, 2018, respectively, due June 30, 2019	6,270,342	16,788,214

11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to November 2019	950,000	950,000
	7,460,342	17,978,215
Less: Current portion	7,460,342	17,978,215
Long term portion	$-	$-

As of December 31, 2018, the reductions to Notes Payable of $1,562,425 consisted of, unamortized discounts of $374,608 and debt issuance costs of $1,187,817.

Amortization of debt discounts was $374,608 and $242,673 for the six months ended June 30, 2019 and 2018, respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

The Company recorded directors’ fees of $20,000 and $20,000 during the six months ended June 30, 2019 and 2018, representing the cash fees.

Stock Based Compensation

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

In May 2019, in connection with a Supply Consulting Agreement, the Company issued a warrant to purchase 5,000,000 shares of common stock at an exercise price of $.10 for a term of five years. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34% (See Note 8).

Stock Issuances

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

During the six months ended June 30, 2019, the Company issued 13,520,000 shares of its common stock at $.10 per share, for proceeds of $1,352,000, to private investors.

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

On February 12, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.10. The warrants were valued at $4,766 using the Black Scholes pricing model relying on the following assumptions: volatility 180.46%; annual rate of dividends 0%; discount rate 2.53%. On May 13, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.10. The warrants were valued at $4,800 using the Black Scholes pricing model relying on the following assumptions: volatility 181.72%; annual rate of dividends 0%; discount rate 2.18%.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT (continued)

During the six months ended June 30, 2018, the Company issued the following warrants pursuant to offers of employment with three employees: 1) to purchase 500,000 shares of common stock at an exercise price of $.10 with a term of 5 years (these warrants were valued at $33,045 using the Black Scholes pricing model relying on the following assumptions: volatility 175.59%; annual rate of dividends 0%; discount rate 2.36%); 2) to purchase 500,000 shares of common stock at an exercise price of $.11 with a term of 5 years (these warrants were valued at $81,897 using the Black Scholes pricing model relying on the following assumptions: volatility 176.04%; annual rate of dividends 0%; discount rate 2.81%); and 3) to purchase 1,000,000 shares of common stock at an exercise price of $.11 with a term of 5 years (these warrants were valued at $163,798 using the Black Scholes pricing model relying on the following assumptions: volatility 176.10%; annual rate of dividends 0%; discount rate 2.77%), these warrants will vest one year from issuance. The Company has recorded $4,936 and $19,745 as stock-based compensation during the six months ended June 30, 2019 and 2018, respectively.

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	June 30, 2019		December 31, 2018
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	192,148,956	$0.09	119,301,754	$0.09
Issued	5,100,000	0.10	74,377,862	0.10
Exercised	-	-	-	-
Cancelled	(345,205)	0.11	-	-
Expired	(100,000)	0.18	(1,530,660)	0.26
Outstanding, end of period	196,803,751	$0.09	192,148,956	$0.09

Warrants outstanding and exercisable by price range as of June 30, 2019 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$0.05	1,250,000	2.20	$0.05	1,250,000	$0.05
0.06	16,050,000	3.10	0.06	16,050,000	0.06
0.07	3,000,000	3.20	0.07	3,000,000	0.07
0.08	34,612,227	2.50	0.08	34,612,227	0.08
0.09	775,000	2.03	0.09	775,000	0.09
0.10	134,855,062	3.70	0.10	134,855,062	0.10
0.11	2,204,795	3.92	0.11	2,204,795	0.11
0.12	100,000	2.62	0.12	100,000	0.12
0.14	2,600,000	4.17	0.14	2,600,000	0.14
0.15	1,356,667	0.20	0.15	1,363,927	0.15
	196,803,751	3.40		196,803,751	$0.09

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011 as amended August 11, 2016. Under the agreement Mr. Dahl serves as CEO for one-year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement. Mr. Dahl is compensated as follows: he receives an annual base salary of $240,000, increased to $300,000 per Board of Directors resolution February 26, 2019. In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question. In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement. Further, as it relates to Company’s wholly-owned subsidiary, WellMetrix, LLC (“WellMetrix”), in the event the Company ceases to own a controlling interest in WellMetrix for any reason whatsoever, the Company shall cause WellMetrix to grant Mr. Dahl warrants to purchase a seven percent (7%) equity interest in WellMetrix at the time outside funding is closed and/or at the time an event occurs whereby the Company relinquishes majority control of WellMetrix. Such Warrant shall be priced at the per-unit or per-share price at the time of the applicable closing or change of control with respect to WellMetrix. As of June 30, 2019, none of the milestones referred to had been achieved and there has been no notice of contract termination.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement (“Supply Consulting Agreement”) with a consultant (“Consultant”). The Supply Consulting Agreement provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $950,000 to Consultant and issue to Consultant a cashless warrant with a five-year term to purchase eighteen million (18,000,000) shares of the Company’s common stock at an exercise price of $0.10 per share. In relation to this Supply Consulting Agreement, in May 2019, the Company issued a Warrant to purchase 5,000,000 shares of common stock at an exercise price of $.10 for a term of five years. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34% (See Note 7).

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

See Note 7 – Stockholder’ Deficiency for disclosure of compensation to the Chief Financial Officer.

Employment Agreement

See Note 8 – Commitments and Contingencies for disclosure of the Employment Agreement with the Chief Executive Officer.

NOTE 10 – SUBSEQUENT EVENTS

Stock Issuances

During the period July 1, 2019 to August 6, 2019, the Company issued 750,000 shares of common stock at $.10 per share for proceeds of $75,000.

Option Agreement

The Company has entered into an Option Agreement (“Agreement”) with a third-party entity (the “Purchaser”).  The Agreement provides that upon purchasing a total of 4.8 million shares of the Company’s common stock from the Company at a price of $0.10 per share, then the Purchaser shall have the option to purchase an additional 15.2 million shares of common stock from the Company at $.10 per share during the period ending on September 3, 2019.  The Agreement also provides that if the Purchaser has purchased a total of 8 million shares of the Company’s common stock prior to August 15, 2019, then the Purchaser shall have the right during the month of December 2020 to require the Company to purchase up to 20 million of the purchased shares of common stock at $.10 per share, subject to the Company’s ability to repurchase such shares in accordance with applicable law.  As of August 6, 2019, the Purchaser had purchased 4.8 million shares of the Company’s common stock for $480,000 from the Company.

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

Results of Operations for the three months ended June 30, 2019 and 2018

Net Sales.

We had no sales during the three months ended June 30, 2019 and 2018.

Cost of Sales.

We had no cost of sales during the three months ended June 30, 2019 and 2018.

General and Administrative Expenses.

General and administrative expenses were $369,512 for the three months ended June 30, 2019, as compared to $307,330 for the comparable prior period. The increase of approximately $62,000 in general and administrative expense during 2019 is due primarily to the following: increased recruiting expense of $68,000 due to the searches for the Vice President, Operations and Development and Vice President of Global Operations, $10,000 increase in insurance expenses, $8,000 increase in travel expenses and $7,000 increase in salary expenses offset by a decrease in $31,000 public relations expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $719,828 for the three months ended June 30, 2019, as compared to $253,836 for the comparable prior period. The increase of approximately $465,000 in professional and consulting expense during 2019 is mainly due to the following: an increase of $582,000 for financial consulting, which includes a warrant issued for 5 million shares of common stock valued at $529,000, a non-cash expense, an increase of $4,000 in investor relations fees, offset by a decrease of $100,000 in investment banking fees, a decrease of $17,000 in legal fees and a decrease of $2,000 in accounting fees.

Research and Development Expenses.

For the three months ended June 30, 2019, we incurred $947,905 in research and development expenses, as compared to $773,991 for the comparable period in 2018.

Of these expenses, approximately $915,000 and $774,000 for the three months ended June 30, 2019 and 2018, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The increase of $141,000 from the prior period is due to the greater availability of cash and the prioritization of Zivo research.

With respect to our WellMetrix, LLC subsidiary, we incurred approximately $33,000 and $-0- in research and development expenses for the three months ended June 30, 2019 and 2018, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The increase of $33,000 from the prior period is due to the greater availability of cash.

Results of Operations for the six months ended June 30, 2019 and 2018

Net Sales.

We had no sales during the six months ended June 30, 2019 and 2018.

Cost of Sales.

We had no cost of sales during the six months ended June 30, 2019 and 2018.

General and Administrative Expenses.

General and administrative expenses were $722,581 for the six months ended June 30, 2019, as compared to $639,315 for the comparable prior period. The approximately $83,000 increase in general and administrative expense during 2019 is due primarily to the following: increased recruiting expense of $68,000 due to the searches for the Vice President, Operations and Development and Vice President of Global Operations, $38,000 increase in insurance expenses and $18,000 increase in travel expenses offset by a decrease in $57,000 public relations expenses, $21,000 decrease in salary expenses and a decrease of $2,000 in office expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $968,550 for the six months ended June 30, 2019, as compared to $677,963 for the comparable prior period. The increase of approximately $291,000 of professional and consulting expense during 2019 is mainly due to: an increase of $570,000 for financial consulting, of which includes a warrant issued for 5 million shares of common stock valued at $529,000, a non-cash expense, an increase in filing and listing fees of $13,000, an increase of $5,000 in investor relations fees and an increase of $3,000 in accounting fees, offset by a decrease of $295,000 in investment banking fees, and a decrease of $5,000 in legal fees.

Research and Development Expenses.

For the six months ended June 30, 2019, we incurred $1,313,966 on research and development expenses, as compared to $1,701,106 for the comparable period in 2018.

Of these expenses, approximately $1,281,000 and $1,690,000 for the six months ended June 30, 2019 and 2018, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The decrease of $410,000 from the prior period is due to the reduction of available cash.

With respect to our WellMetrix, LLC subsidiary, we incurred $33,000 and $11,000 in research and development expenses for the six months ended June 30, 2019 and 2018, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The increase of $22,000 from the prior period is due to reinitiating certain limited projects for research and development.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a near term need for additional capital. For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you could suffer a total loss of your investment in our company.

As of July 31, 2019, we had a cash balance of approximately $55,000. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the six months ended June 30, 2019, we incurred negative cash flows from operations of $1,729,856. As of June 30, 2019, we had a working capital deficiency of $11,159,226 and a stockholders’ deficiency of $11,159,226. Although we recently received funding of $555,000 from the issuance of common stock through July 31, 2019, we have a near term need for additional capital.

During the six months ended June 30, 2019, our operating activities used $1,729,856 in cash, a decrease of $922,630 from the comparable prior period. The approximate $923,000 decrease in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $1,822,000 decrease in net loss, offset by a decrease of $1,710,000 in non-cash expenses (a decrease in amortization of debt issuance costs of $1,561,000, a decrease of stock and warrants issued for services and financing costs of $281,000, offset by an increase in amortization of bond discount of $132,000), and $811,000 of changes made up of an increase in accounts payable - $835,000, an increase in accrued liabilities - $22,000, offset by a decrease in due to related parties - $46,000.

Our financing activities generated $1,385,000, a decrease of approximately $1,629,000 from the comparable prior period. The decrease in cash provided by financing activities was due to an increase in proceeds of approximately $246,000 from proceeds of loans payable from a related party, $107,000 of debt issuance costs, which was more than offset by a decrease of $1,500,000 of proceeds from the issuance of 11% convertible debentures and a decrease of $481,000 from proceeds of sale of common stock as compared to the prior period.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“HEP”) under which HEP agreed to purchase convertible notes in the aggregate principal amount of $2,000,000. Through March 2019, we amended this agreement to provide for funding up to $20,000,000. As of the date of this filing, HEP had advanced a total as of June 30, 2019 of $18,470,640, of which a total of $12,200,298 has been converted into 122,002,980 shares of Common Stock of the Company, leaving a balance outstanding of $6,270,342. Pursuant to this arrangement. HEP’s convertible notes are secured by all our assets. As of June 30, 2019, the Company has not made the required annual interest payments and principal payments to the Lender. As the Company has not received notices of default, pursuant to the terms of the Notes, we do not currently consider ourselves in default. Were the Company to default, additional interest would accrue at a rate of 16% per annum.

Although we raised funds through the issuance of debt and common stock during 2018 and the first half of 2019, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. Historically, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months June 30, 2019, the Company issued 13,520,000 shares of common stock according to the following schedule:

Individual	02-Feb-19	500,000	$50,000
Individual	15-Mar-19	1,000,000	100,000
Entity	04-Apr-19	150,000	15,000
Entity	10-Apr-19	100,000	10,000
Entity	16-Apr-19	400,000	40,000
Individual	03-May-19	200,000	20,000
Related Party	16-Apr-19	400,000	40,000
Related Party	19-Apr-19	250,000	25,000
Entity	01-May-19	4,500,000	450,000
Entity	14-May-19	170,000	17,000
Individual	16-May-19	1,500,000	150,000
Individual	16-May-19	100,000	10,000
Individual	21-May-19	400,000	40,000
Related Party	30-May-19	1,000,000	100,000
Entity	05-Jun-19	250,000	25,000
Individual	19-Jun-19	100,000	10,000
Individual	25-Jun-19	2,500,000	250,000
		13,520,000	$1,352,000

Such shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.
Date: August 7, 2019

By:	/s/Andrew Dahl
Andrew Dahl
Chief Executive Officer