Form 10-Q
period 2019-09-30
Zivo Bioscience, Inc.
filed 2019-10-28
CIK 1101026

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
	(Do not check if a smaller reporting company)	[ ]	Emerging growth company

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

There were 358,751,762 shares of common stock, $0.001 par value, outstanding at October 25, 2019.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$15,427	$388,891
Prepaid Expenses	54,474	22,615
Total Current Assets	69,901	411,506

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$69,901	$411,506

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$962,168	$422,426
Due to Related Party	-	432,429
Loans Payable, Related Parties	-	176,405
Convertible Debentures Payable, less unamortized discounts and debt issuance costs of $-0- and $1,562,425 at September 30, 2019 and December 31, 2018, respectively	7,460,342	17,978,215
Accrued Interest	2,510,413	3,674,148
Accrued Liabilities – Other	40,000	10,000
Total Current Liabilities	10,972,923	22,693,623

LONG TERM LIABILITIES:	-	-

TOTAL LIABILITIES	10,972,923	22,693,623
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 1,200,000,000 shares authorized; 357,751,762 and 180,036,435 issued and outstanding at September 30, 2019 and December 31, 2018	357,752	180,037
Additional Paid-In Capital	74,565,276	55,985,626
Accumulated deficit	(85,826,050)	(78,447,780)
Total Stockholders' Deficit	(10,903,022)	(22,282,117)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$69,901	$411,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three Months ended September 30, 2019	For the three Months ended September 30, 2018	For the nine Months ended September 30, 2019	For the nine Months ended September 30, 2018
REVENUES:	$-	$-	$-	$-

COSTS AND EXPENSES:
General and Administrative	339,842	317,085	1,062,423	956,400
Professional fees and Consulting expense	708,578	622,625	1,677,128	1,300,588
Research and Development	525,581	555,185	1,839,547	2,256,291

Total Costs and Expenses	1,574,001	1,494,895	4,579,098	4,513,279

LOSS FROM OPERATIONS	(1,574,001)	(1,494,895)	(4,579,098)	(4,513,279)

OTHER EXPENSE:
Amortization of Debt Discount	-	(279,372)	(374,608)	(522,045)
Financing Costs	-	(8,100)	(581)	(89,100)
Finance costs paid in stock and warrants	-	(5,400)	-	(305,896)
Interest expense	(26,725)	(34,362)	(80,175)	(104,312)
Interest expense – related parties	(180,402)	(2,296,750)	(2,343,808)	(6,003,471)
Total Other Expense	(207,127)	(2,623,983)	(2,799,172)	(7,024,824)

NET LOSS	$(1,781,128)	$(4,118,878)	$(7,378,270)	$(11,538,103)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)	$(0.03)	$(0.08)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	347,770,054	163,019,402	247,783,445	152,097,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Cash Flows for Operating Activities:
Net Loss	$(7,378,270)	$(11,538,103)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock and warrants issued for services rendered – related party	13,417	179,552
Stock and warrants issued for services rendered	779,801	406,204
Warrants issued for Directors’ Fees	192,614	384,065
Stock and warrants issued for financing costs	-	305,896
Amortization of debt issuance costs (interest expense – related parties)	1,187,817	4,542,444
Amortization of bond discount	374,608	522,045
Changes in assets and liabilities:
(Increase) in prepaid expenses	(31,858)	(35,003)
Increase (Decrease) in accounts payable	539,743	(148,632)
Decrease in due to related party	-	(65,900)
Increase in accrued liabilities and interest	1,266,165	1,565,341
Net Cash (Used) by Operating Activities	(3,055,963)	(3,882,091)

Cash Flows from Investing Activities:	-	-

Cash Flow from Financing Activities:
Proceeds from (payments of) Loan Payable, related party	32,500	(213,813)
Debt issuance costs	-	(106,658)
Proceeds from issuance of 11% convertible debentures	-	1,830,000
Proceeds from sales of common stock	2,650,000	2,283,813
Net Cash Provided by Financing Activities	2,682,500	3,793,342

Increase (Decrease) in Cash	(373,463)	(88,749)
Cash at Beginning of Period	388,890	317,135
Cash at End of Period	$15,427	$228,386

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$581	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2019:

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

During the quarter ended September 30, 2019, $176,405 of Loan Payable, Related Parties and related accrued interest of $135,431 were converted at $.10 per share into 3,118,359 shares of the Company’s common stock.

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

The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019, or any other period.

The Company incurred a net loss of $7,378,270 for the nine months ended September 30, 2019. In addition, the Company had a working capital deficiency of $10,903,022 and a stockholders’ deficit of $10,903,022 at September 30, 2019. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. During the nine months ended September 30, 2019, the Company raised $2,650,000 from the issuance of common stock and $32,500 in loans from related parties. There can be no assurance that the Company will be able to raise additional capital.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly owned subsidiaries, Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., Wellmetrix, LLC (fka WellMetris, LLC), and Zivo Biologic, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Accounting Estimates

The Company’s condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice and other assumptions believed to be reasonable.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At September 30, 2019, the Company did not have any cash equivalents.

Property and Equipment

Property and equipment consist of furniture and office equipment and are carried at cost less allowances for depreciation and amortization. Depreciation and amortization are determined by using the straight-line method over the estimated useful lives of the related assets. Repair and maintenance costs that do not improve service potential or extend the economic life of an existing fixed asset are expensed as incurred.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt Issuance Costs

The Company follows authoritative guidance for accounting for financing costs (as amended) as it relates to convertible debt issuance costs. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Debt Issuance Costs are reported on the balance sheet as a direct deduction from the face amount of the related notes. Amortization of debt issuance costs amounted to $1,187,817 and $4,542,444 and are included in Interest Expense and Interest Expense – Related Parties on the condensed consolidated Statements of Operations for the nine months ended September 30, 2019 and 2018, respectively. Unamortized Debt Issuance Costs in the amounts of $-0- and $1,187,817 are netted against Convertible Notes Payable on the condensed consolidated Balance Sheets presented in these financial statements as of September 30, 2019 and December 31, 2018, respectively.

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

For nine months ended September 30, 2019 and 2018, the Company had no revenue.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the nine months ended September 30, 2019 and 2018, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were approximately $1,840,000 and $2,256,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

During the nine months ended September 30, 2019 and 2018, warrants were granted to employees and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $985,832 and $969,821 for these periods, respectively.

The fair value of warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2019	2018
Expected volatility	176.10% to 185.11%	174.51% to 178.54%
Expected dividends	0%	0%
Expected term	5 years	5 years
Risk free rate	1.58% to 2.77%	2.36% to 2.96%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities as September 30, 2019, consisted of 101,203,285 common shares issuable upon the conversion of convertible debentures and related accrued interest and 203,130,756 common shares issuable upon the exercise of outstanding warrants. Potentially dilutive securities as of September 30, 2018, consisted of 225,711,412 common shares issuable upon the conversion of convertible debentures and related accrued interest and 164,252,598 common shares issuable upon the exercise of outstanding warrants. For the nine months ended September 30, 2019 and 2018 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the nine months ended September 30, 2019 and 2018.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

There were no depreciation and amortization expenses for the nine months ended September 30, 2019 and 2018 respectively.

NOTE 4 – DUE TO RELATED PARTY

As of September 30, 2019, and December 31, 2018, the Company owed HEP Investments, LLC, a related party, $-0- and $432,429, respectively. The origin of the payable was a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt (see Note 6). During the nine months ended September 30, 2019, the balance of $432,429 was converted at $.10 per share into 4,324,291 shares of the Company’s common stock.

During the nine months ended September 30, 2019 and 2018, the Company incurred additional finance costs related to these transactions of $-0- and $81,000, respectively.

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

During the nine months ended September 30, 2018, Mr. Christopher Maggiore advanced $500,000 to the Company, and on May 1, 2018, he used $500,000 of his loan balance to fund the cash purchase of 5,000,000 units of the Company at $.10 per unit. Each unit consisted of share of common stock and warrants to purchase 20% of one share of common stock at an exercise price of $.10 per share (1,000,000 warrants).

As of December 31, 2018, Mr. Maggiore, a director and a significant shareholder of the Company, was owed $176,405 in principal representing advances to the Company, as well as accumulated accrued interest of $111,369. The Company currently accrues agreed upon interest at 11%.

During the nine months ended September 30, 2019, Mr. Maggiore converted the principal balance of $176,405 and accrued interest of $135,431 at $.10 per share into 3,118,359 units of the Company at $.10 per unit. Each unit consisted of one share of common stock and five-year warrants to purchase 20% of one share of common stock (623,672 warrants) at $.10 per share.

During the nine months ended September 30, 2019 and September 30, 2018, interest expense on this indebtedness was $24,061 and $36,331, respectively.

HEP Investments, LLC

In addition to amounts owed to HEP Investments pursuant to Convertible Debt (see Note 6), as of January 1, 2018, the Company owed HEP Investments $217,614. During the year ended December 31, 2018, HEP Investments loaned the Company an additional $1,751,187. Pursuant to the terms of the agreement with HEP Investments, $1,968,801 of these loans were used to purchase 11% Convertible Secured Promissory Notes, leaving a remaining loan balance of $-0- as of December 31, 2018.

During the nine months ended September 30, 2019, HEP Investments loaned the Company $32,500 (see Note 6 - Convertible Debt), which was later converted at $.10 per share into 325,000 shares of the Company’s common stock, leaving a remaining loan balance of $-0- as of September 30, 2019.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (the “Lender”), entered into the following documents, effective as of December 1, 2011, as amended through May 16, 2018: (i) a Loan Agreement under which the Lender has agreed to advance up to $20,000,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $20,000,000 (“Note”) (of which, as of September 30, 2019, $18,470,640 has been advanced and of that amount, a total of $12,200,298 has been converted into 122,002,980 shares of Common Stock of the Company), (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets, (iv) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision) which expired September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $2,000,000 called for by the Loan Agreement,. and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

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

During the year ended December 31, 2018, the Company recorded debt discounts, related to $1,968,801 of Notes in the amount of $819,854 to reflect the relative fair value of the related warrants pursuant to “FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features” (ASC 470-20) as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. In accordance with ASC 470-20, the Company valued the beneficial conversion feature and recorded the amount of $613,758 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $206,096 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt. The relative fair value of the debt discounts of $206,096 were calculated using the Black Scholes pricing model relying on the following assumptions: volatility 174.59 to 180.14%; annual rate of dividends 0%; discount rate 2.09% to 3.04%

The Company amortized the debt discount over the term of the debt. Amortization of the debt discounts were $903,317 for the year ended December 31, 2018.

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

Based on the above, as of September 30, 2019, the total shares of common stock, if the Lender converted the complete $6,270,342 convertible debt, including related accrued interest of $2,106,602, would be 83,768,653 shares, not including any future interest charges which may be converted into common stock.

As of September 30, 2019, the Company has not made the required annual interest payments and principal payments to the Lender. As the Company has not received a notice of default, pursuant to the terms of the Notes, the Company does not currently consider itself in default. Were the Company to default, additional interest would accrue at a rate of 16% per annum.

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

As of September 30, 2019, the Company has not made the required annual interest payments to six (6) New Lenders and principal payments to four (4) New Lenders. As the Company has not received notices of default, pursuant to the terms of the Notes, we do not currently consider ourselves in default. Were the Company to default, additional interest would accrue at a rate of 16% per annum.

Other Debt

In September 2014, the Lender of the 1% Convertible Notes, agreed to rolling 30-day extensions until notice is given to the Company to the contrary. The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	September 30, 2019	December 31, 2018
	(Unaudited)
1% Convertible notes payable, due November 2019	$240,000	$240,000

11% Convertible note payable – HEP Investments, a related party, net of unamortized discount and debt issuance costs of $-0- and $1,562,425 at September 30, 2019 and December 31, 2018, respectively, due June 30, 2019	6,270,342	16,788,215

11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to November 2019	950,000	950,000
	7,460,342	17,978,215
Less: Current portion	7,460,342	17,978,215
Long term portion	$-	$-

As of December 31, 2018, the reductions to Notes Payable of $1,562,425 consisted of unamortized discounts of $374,608 and debt issuance costs of $1,187,817.

Amortization of debt discounts was $374,608 and $522,045 for the nine months ended September 30, 2019 and 2018, respectively.

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

On September 26, 2019, the board of directors granted to each of its directors warrants to purchase 500,000 shares of common stock at an exercise price of $.08 per share. The warrants have a term of five years and vest immediately. The warrants were valued at $192,614 using the Black Scholes pricing model relying on the following assumptions: volatility 185.11%; annual rate of dividends 0%; discount rate 1.66%. In addition, each director is entitled to receive $10,000 for each annual term served.

The Company recorded aggregate directors’ fees of $222,614 and $414,065 during the nine months ended September 30, 2019 and 2018, respectively, representing common stock warrants and cash fees.

Stock Based Compensation

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

In May 2019, in connection with a Supply Consulting Agreement, the Company issued a warrant to purchase 5,000,000 shares of common stock at an exercise price of $.08 for a term of five years. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34% (See Note 8).

In August 2019, the Company issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $.10 with a term of 5 years pursuant to an agreement with a financial consultant. The warrants were valued at $231,032 using the Black Scholes pricing model relying on the following assumptions: volatility 184.75%; annual rate of dividends 0%; discount rate 1.58%.

Stock Issuances

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

During the nine months ended September 30, 2019, the Company issued 26,500,000 shares of its common stock at $.10 per share, for proceeds of $2,650,000, to private investors. The Company also issued warrants to purchase 1,060,000 shares of common stock at an exercise price of $.10 with a term of 5 years in connection with these issuances.

Executive Compensation

As compensation for serving as Chief Financial Officer (CFO), the Company, quarterly, issues warrants to purchase 50,000 shares of common stock to the CFO at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and compliant manner, at which time such warrants would vest.

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

On February 12, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.10. The warrants were valued at $4,766 using the Black Scholes pricing model relying on the following assumptions: volatility 180.46%; annual rate of dividends 0%; discount rate 2.53%. On May 13, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.10. The warrants were valued at $4,800 using the Black Scholes pricing model relying on the following assumptions: volatility 181.72%; annual rate of dividends 0%; discount rate 2.18%. On August 7, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.08. The warrants were valued at $3,850 using the Black Scholes pricing model relying on the following assumptions: volatility 184.57%; annual rate of dividends 0%; discount rate 1.59%.

During the nine months ended September 30, 2018, the Company issued the following warrants pursuant to offers of employment with three employees: 1) to purchase 500,000 shares of common stock at an exercise price of $.10 with a term of 5 years (these warrants were valued at $33,045 using the Black Scholes pricing model relying on the following assumptions: volatility 175.59%; annual rate of dividends 0%; discount rate 2.36%); 2) to purchase 500,000 shares of common stock at an exercise price of $.11 with a term of 5 years (these warrants were valued at $81,897 using the Black Scholes pricing model relying on the following assumptions: volatility 176.04%; annual rate of dividends 0%; discount rate 2.81%); and 3) to purchase 1,000,000 shares of common stock at an exercise price of $.11 with a term of 5 years (these warrants were valued at $163,798 using the Black Scholes pricing model relying on the following assumptions: volatility 176.10%; annual rate of dividends 0%; discount rate 2.77%). These warrants will vest one year from issuance (June 19, 2019) (the Company has recorded $19,745 and $46,222 as stock-based compensation during the nine months ended September 30, 2019 and 2018, respectively).

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	September 30, 2019		December 31, 2018
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	192,148,956	$0.09	119,301,754	$0.09
Issued	12,333,672	0.10	74,377,862	0.10
Exercised	-	-	-	-
Cancelled	(345,205)	0.11	-	-
Expired	(1,006,667)	0.15	(1,530,660)	0.26
Outstanding, end of period	203,130,756	$0.09	192,148,956	$0.09

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT (continued)

Warrants outstanding and exercisable by price range as of September 30, 2019 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.05	1,250,000	1.95	$0.05	1,250,000	$0.05
0.06	16,050,000	2.84	0.06	16,050,000	0.06
0.07	3,000,000	2.95	0.07	3,000,000	0.07
0.08	37,112,227	2.43	0.08	37,112,227	0.08
0.09	775,000	1.78	0.09	775,000	0.09
0.10	139,588,734	3.50	0.10	139,588,734	0.10
0.11	2,204,795	2.37	0.11	2,204,795	0.11
0.12	100,000	2.62	0.12	100,000	0.12
0.14	2,550,000	4.00	0.14	2,550,000	0.14
0.15	500,000	0.17	0.15	500,000	0.15
	203,130,756	3.22		203,130,756	$0.09

NOTE 8- COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving under the terms of an employment agreement dated December 16, 2011 as amended August 11, 2016. Under the agreement Mr. Dahl serves as CEO for one-year terms, subject to automatic renewal, unless either party terminates the Agreement on sixty days’ notice prior to the expiration of the term of the agreement. Mr. Dahl is compensated as follows: he receives an annual base salary of $240,000, increased to $300,000 per Board of Directors resolution February 26, 2019. In addition, Mr. Dahl is entitled to monthly bonus compensation equal to 2% of the Company’s revenue, but only to the extent that such bonus amount exceeds his base salary for the month in question. In addition, Mr. Dahl will be entitled to warrants having an exercise price of $.25 per share, upon the attainment of specified milestones as follows: 1) Warrants for 500,000 shares upon identification of bio-active agents in the Company’s product and filing of a patent with respect thereto, 2) Warrants for 500,000 shares upon entering into a business contract under which the Company receives at least $500,000 in cash payments, 3) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays), 4) Warrants for 1,000,000 shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays), 5) Warrants for 1,000,000 shares upon the Company entering into a pharmaceutical development agreement. Further, as it relates to Company’s wholly-owned subsidiary, Wellmetrix, LLC (“Wellmetrix”), in the event the Company ceases to own a controlling interest in Wellmetrix for any reason whatsoever, the Company shall cause Wellmetrix to grant Mr. Dahl warrants to purchase a seven percent (7%) equity interest in Wellmetrix at the time outside funding is closed and/or at the time an event occurs whereby the Company relinquishes majority control of Wellmetrix. Such Warrant shall be priced at the per-unit or per-share price at the time of the applicable closing or change of control with respect to Wellmetrix. As of September 30, 2019, none of the milestones referred to had been achieved and there has been no notice of contract termination.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- COMMITMENTS AND CONTINGENCIES (continued)

Investment Banking, M&A and Corporate Advisory Agreement

On February 21, 2018 the Company entered into a one-year agreement with an Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm (“Firm”). Pursuant to the terms of the agreement, issued a warrant to purchase 2,326,504 shares of common stock at an exercise price of $.10 for a term of five years. The warrants were valued at $245,040 using the Black Scholes pricing model relying on the following assumptions: volatility 177.09%; annual rate of dividends 0%; discount rate 2.69%. In addition to the contract fee, the Company could potentially be obligated to pay up to an 8% M&A transaction fee (as defined in the Agreement) plus a warrant to purchase shares of common stock equal to between 0.5% and 1.0%. As of December 31, 2018, the Company issued additional warrants to purchase 3,007,132 shares of common stock at an exercise price of $.13 with a term of 5 years to an investment banker. The warrants were valued at $374,511 using the Black Scholes pricing model relying on the following assumptions: volatility 180.13%; annual rate of dividends 0%; discount rate 2.65%. As a result of this issuance, any further potential obligation to pay a M&A transaction fee relating to warrants to purchase shares of common stock would be equal to 0.5% of the post financing fully diluted shares outstanding at an exercise price equal to the valuation / share price of the financing.

On September 30, 2019, effective July 9, 2019, the Company entered into an agreement with an Investment Opportunity Provider (IOP). The IOP has been engaged as an exclusive financial advisor in connection with the proposed securities offering and sale of up to $35 million of the Company’s Common Stock. The Company has agreed to pay the IOP, upon the acceptance of a successful funding transaction, a fee of 1% of the aggregate value of the transaction and a warrant to purchase up to 6,000,000 shares of common stock at an exercise price of $.10 for a term of five years. As of September 30, 2019, in connection with this agreement, no successful funding transactions have taken place and no warrants have been issued.

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

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”) (see Note 7 – Stockholders’ Deficiency). On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase nineteen million (19,000,000) shares of the Company’s common stock at an exercise price of $0.10 per share. As of September 30, 2019, the Development Project has not closed, and the warrants have not yet been issued.

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

See Note 7 – Stockholder’ Deficiency for disclosure of compensation to the Chief Financial Officer.

Employment Agreement

See Note 8 – Commitments and Contingencies for disclosure of the Employment Agreement with the Chief Executive Officer.

NOTE 10 – SUBSEQUENT EVENTS

Loan Payable - Related Party

During the period October 1, 2019 to October 25, 2019, HEP Investments LLC funded an additional $8,000. This amount was recorded as Loan Payable, Related Party.

Convertible Debt – HEP Investments, LLC – Related Party

On October 18, 2019, HEP Investments, LLC agreed to extend the due date on the Convertible Debt and interest to October 31, 2019.

Stock Issuances

During the period October 1, 2019 to October 25, 2019, the Company received proceeds of $100,000 from the issuance of 1,000,000 shares of common stock from the exercise of warrants.

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

Results of Operations for the three months ended September 30, 2019 and 2018

Net Sales.

We had no sales during the three months ended September 30, 2019 and 2018.

Cost of Sales.

We had no cost of sales during the three months ended September 30, 2019 and 2018.

General and Administrative Expenses.

General and administrative expenses were $339,842 for the three months ended September 30, 2019, as compared to $317,085 for the comparable prior period. The increase of approximately $23,000 in general and administrative expense during 2019 is due primarily to the following: $18,000 increase in travel expenses, $12,000 increase in rent expense, $9,000 increase in insurance expenses, $7,000 increase in public relations expenses and a $5,000 increase in office expenses, offset by a decrease of $28,000 in salary expenses, of which $41,000 was a non-cash charge in the prior period due to a warrant expense awarded to the Vice President of Operations and an increase in salary expense due to the addition of staff.

Professional and Consulting Expenses.

Professional and consulting expenses were $708,578 for the three months ended September 30, 2019, as compared to $622,625 for the comparable prior period. The increase of approximately $86,000 in professional and consulting expense during 2019 is mainly due to the following: an increase of $329,000 for financial consulting, which includes a warrant issued for 6 million shares of common stock valued at $231,000, a non-cash expense, offset by a decrease in Director fees $192,000 (all of which related to warrants issued in 2019 and 2018 for 2.5 million shares of common stock which were valued at $172,000 in 2019 and were valued at $364,000 in 2018), a decrease of $28,000 in legal fees, a decrease of $20,000 in investment banking fees and a decrease of $3,000 in accounting fees.

Research and Development Expenses.

For the three months ended September 30, 2019, we incurred $525,581 in research and development expenses, as compared to $555,185 for the comparable period in 2018.

Of these expenses, approximately $491,000 and $555,000 for the three months ended September 30, 2019 and 2018, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The decrease of $64,000 from the prior period is due to the lesser availability of cash and the allocation to Wellmetrix research.

With respect to our Wellmetrix, LLC subsidiary, we incurred approximately $35,000 and $-0- in research and development expenses for the three months ended September 30, 2019 and 2018, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The increase of $35,000 from the prior period is due to the allocation of cash to Wellmetrix.

Results of Operations for the nine months ended September 30, 2019 and 2018

Net Sales.

We had no sales during the nine months ended September 30, 2019 and 2018.

Cost of Sales.

We had no cost of sales during the nine months ended September 30, 2019 and 2018.

General and Administrative Expenses.

General and administrative expenses were $1,062,423 for the nine months ended September 30, 2019, as compared to $956,400 for the comparable prior period. The approximate $106,000 increase in general and administrative expense during 2019 is due primarily to the following: increased recruiting expense of $106,000 due to the searches for the Vice President, Operations and Development and Vice President of Global Operations, $47,000 increase in insurance expenses, $35,000 increase in travel expenses, $10,000 increase in office expenses and $6,000 increase in rent, offset by a decrease in $50,000 public relations expenses and $48,000 decrease in salary expenses of which $41,000 was a non-cash charge in the prior period due to a warrant expense awarded to the Vice President of Operations and a decrease in salary expense due to the realignment of staff.

Professional and Consulting Expenses.

Professional and consulting expenses were $1,677,128 for the nine months ended September 30, 2019, as compared to $1,300,588 for the comparable prior period. The increase of approximately $376,000 of professional and consulting expense during 2019 is mainly due to the following: an increase of $902,000 for financial consulting, which includes a warrant issued for 11 million shares of common stock valued at $760,000, a non-cash expense and an increase in filing and listing fees of $13,000, offset by a decrease of $314,000 in investment banking fees (of which $245,000 a non-cash charge in 2018 for 2,326,504 warrants for common stock issued), a decrease in Director fees $192,000 (all of which are a non-cash charge related to warrants issued in 2019 and 2018 for 2.5 million shares of common stock which were valued at $172,000 in 2019 and were valued at $364,000 in 2018) and a decrease of $33,000 in legal fees.

Research and Development Expenses.

For the nine months ended September 30, 2019, we incurred $1,839,547 in research and development expenses, as compared to $2,256,291 for the comparable period in 2018.

Of these expenses, approximately $1,856,000 and $2,190,000 for the nine months ended September 30, 2019 and 2018, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The decrease of $334,000 from the prior period is due to the reduction of available cash.

With respect to our Wellmetrix, LLC subsidiary, we incurred $34,000 and $66,000 in research and development expenses for the nine months ended September 30, 2019 and 2018, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The decrease of $32,000 from the prior period is due to the reduction of available cash.

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

As of October 25, 2019, we had a cash balance of approximately $100,000. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the nine months ended September 30, 2019, we incurred negative cash flows from operations of $3,055,963. As of September 30, 2019, we had a working capital deficiency of $10,903,022 and a stockholders’ deficiency of $10,903,022. Although we recently received funding of $2,650,000 from the issuance of common stock through September 30, 2019, we have a near term need for additional capital.

During the nine months ended September 30, 2019, our operating activities used $3,055,963 in cash, a decrease of $826,128 from the comparable prior period. The approximate $826,000 decrease in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $4,160,000 decrease in net loss, offset by a decrease of $3,792,000 in non-cash expenses (a decrease in amortization of debt issuance costs of $3,355,000, a decrease of stock and warrants issued for services and financing costs of $290,000 and a decrease in amortization of bond discount of $147,000), and $458,000 of changes made up of an increase in accounts payable - $688,000, an increase in due to related parties - $66,000 and an increase in prepaid expenses of $3,000 offset by a decrease in accrued liabilities - $299,000.

Our financing activities generated $2,682,500, a decrease of approximately $1,111,000 from the comparable prior period. The decrease in cash provided by financing activities was due to an increase in proceeds of approximately $613,000 from proceeds of sale of common stock from proceeds and of loans payable from a related party, $107,000 of debt issuance costs, which was offset by a decrease of $1,830,000 of proceeds from the issuance of 11% convertible debentures as compared to the prior period.

During the fourth quarter of 2011, we entered into an agreement with HEP Investments, LLC (“HEP”) under which HEP agreed to purchase convertible notes in the aggregate principal amount of $2,000,000. Through March 2019, we amended this agreement to provide for funding up to $20,000,000. As of the date of this filing, HEP had advanced a total as of September 30, 2019 of $18,470,640, of which a total of $12,200,298 has been converted into 122,002,980 shares of Common Stock of the Company, leaving a balance outstanding of $6,270,342. Pursuant to this arrangement. HEP’s convertible notes are secured by all our assets. As of September 30, 2019, the Company has not made the required annual interest payments and principal payments to the Lender. As the Company has not received notices of default, pursuant to the terms of the Notes, we do not currently consider ourselves in default. Were the Company to default, additional interest would accrue at a rate of 16% per annum.

Although we raised funds through the issuance of debt and common stock during 2018 and the nine months of 2019, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. Historically, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months September 30, 2019, the Company issued 16,098,359 shares of common stock according to the following schedule:

Related Party	11-Jul-19	500,000	50,000
Individual	23-Jul-19	4,800,000	480,000
Individual	29-Jul-19	250,000	25,000
Entity	08-Aug-19	680,000	68,000
Individual	09-Aug-19	500,000	50,000
Individual	14-Aug-19	950,000	95,000
Related Party	20-Sep-19	5,300,000	530,000
Related Party (conversion of loan payable and accrued interest)	25-Sep-19	3,118,359	311,836
		16,098,359	$ 1,609,836

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

ZIVO BIOSCIENCE, INC.
Date: October 28, 2019

By:	/s/Andrew Dahl
Andrew Dahl
Chief Executive Officer