Form 10-K
period 2019-12-31
Zivo Bioscience, Inc.
filed 2020-03-26
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-30415

Zivo Bioscience, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0699977
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2804 Orchard Lake Rd., Suite 202, Keego Harbor, MI 48320
(Address of Principal Executive Offices)

(248) 452 9866
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
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

Yes [X] No [   ]

Indicate by checkmark whether the registrant has submitted electronically every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [   ] No [X]

The aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2019 by non-affiliates of the issuer was $18,825,967 based on the closing price of the registrant’s common stock on such date.

As of March 26, 2020, there were 402,198,752 shares of $.001 par value common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the 2020 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report to the extent described herein.

FORM 10-K

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES INDEX

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

•regulation of our products;

•market acceptance of our products and derivatives thereof;

•the results of current and future testing of our products;

•the anticipated performance and benefits of our products; the ability to generate licensing fees; and

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

Our new management team, in place since December 2011, determined the sole focus for the near term was to move forward with a research-based product development program. From 2012 through 2019, we have engaged fully in such activities, all as more fully explained herein. We hold significant intellectual property in the form of bioactive compounds, patented applications and processes, an optimized algal strain, nutritional products and applications derived from our proprietary algal biomass that can find their way into food, feed, supplements and therapeutics.

From the start of 2017 and moving into 2020, we have been conducting the final phase of validation for a discovery-stage bovine mastitis treatment, consisting of in vitro and in vivo studies, which is intended to dovetail with analytics and characterization of bioactive compounds produced by the algae itself. This body of work will be submitted to Zoetis, Inc. (ZTS) (“Zoetis”) a global animal health company, per an option/collaboration agreement dated December 19, 2013 and amended in 2019 (fifth amendment), to determine if our bioactive compounds exhibit efficacy in addressing bovine mastitis, a common condition afflicting dairy cows that results in milk production losses. Upon completion of the research, we expect to move into negotiations regarding the option payment and subsequent licensing.

Upon the finalization of the negotiations on the aforementioned option and license agreement, we plan to explore our options for further licensing arrangements as they relate to poultry and other livestock, canine joint health and potentially human cholesterol management.

To that end, we expanded our research in 2018 and 2019 to include applications of bioactive molecules originally derived from the algal culture to other animal health conditions, in poultry, canine and swine. This effort, spread out across several research laboratories working in parallel, resulted in the successful isolation and characterization of a novel non-starch polysaccharide with exceptional properties in addressing immune modulation and inflammatory response for both animal and human use. A patent application was filed at the close of 2019.

On the food and feed application side of the business, our business model anticipates deriving future income from licensing and selling natural ingredients that may be extracted from or are initially based on our proprietary alga1 cultures. In line with this, on April 20, 2017, we entered into a Limited License Agreement (the “License Agreement”) with NutriQuest, LLC (“NutriQuest”) a recognized leader in animal health and nutrition solutions. In the License Agreement, we granted to NutriQuest a limited, exclusive license to market, distribute, sell and collect the sales proceeds in all of our nutrition, feed additive and supplementation applications relating to naturally-derived algal biomass and extraction products for oral administration in swine and/or poultry species. As mentioned above, we affirmed human GRAS Generally Recognized As Safe, or “GRAS” status as a plant-based ingredient in food products for human consumption. We are in the process of garnering poultry GRAS status as a production feed ingredient and expect that approval in late 2020. We have also entered into an Exclusive Supply Agreement (the “Exclusive Supply Agreement”) with NutriChipz, LLC (“NutriChipz”) to supply our algae as an ingredient in chips and crisps. Other applications available for out-licensing include spice mixes, rubs and condiments. Funding is required to grow algae at commercial scale in order to meet compliance for animal feed ingredient and supply NutriQuest, NutriChipz and others with product.

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

In February 2013, we formed ZIVO Biologic, Inc., a Delaware corporation (“ZIVO Biologic”), for the purpose of manufacturing and commercialization of proprietary ingredients for non-medicinal animal health applications. ZIVO Biologic is 100% owned by ZIVO Bioscience, Inc. ZIVO Biologic is not currently conducting any operating activities.

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

The mission of Wellmetrix is to develop, manufacture, market and sell Wellness Tests. The Wellness Tests are intended to provide individuals the information and opportunity to optimize their health and identify future health risks or to provide insurers, employers and healthcare providers with timely information to intervene with wellness programs, fitness regimes or other preventative measures. During the period of time we have owned Wellmetrix, we have drafted and filed an additional fifteen patent applications around the intellectual property acquired, as noted in the section “Patents and Proprietary Rights.” In the summer of 2014, we evaluated the circumstances related to the original four patent applications acquired and determined that two of the existing patent applications could be improved and filed new patents applications to redefine and better protect our intellectual property. We have abandoned one of the initial four patent applications purchased, released two of the four applications purchased and substituted them with two new patent applications, and retained ownership of one of the four applications purchased, which has now converted to a national phase application. In connection with the abandoned patents, we have protected our rights with regards to the original patent applications purchased, however we determined we should record a loss on abandonment of $1,391,281 for the year ended December 31, 2014 as the initial value of the acquired patent applications pending resides in the newly drafted and filed eight patent applications. On December 25, 2018 the U.S Patent and Trademark Office (“USPTO”) issued Patent No. 10,161,928 – Wellness Panel, effectively securing the core conceptual premise of the Wellmetrix technology platform.

2019 Highlights

The most significant development in 2019 was the isolation and description of a novel polysaccharide with immune modulating and anti-inflammatory properties. We believe it is responsible for some of the various positive benefits we’ve observed in both dairy cow and poultry research studies. This molecule may represent an entirely new class of therapeutics or medicinal products with wide-ranging applications. Accordingly, we filed a US patent to protect the technology in December 2019.

On the biotech side of the business, which focuses on biologically active molecules initially derived from the proprietary algal culture, we have developed a more refined strategy to define the mechanism of action for our molecules in poultry, namely:

•The direct effect on the Eimeria parasite – a global poultry health issue

•The direct effect of our bioactive molecules on poultry immunity via various key immune biomarkers

•Kinomics analysis currently underway involving 771 markers of immune response and metabolic pathways

Our work with bovine mastitis continues, when funding is available to do so. At the close of 2019, we await data and results from a study conducted earlier in the year by long-time research collaborator Dairy Experts, based in California. This most recent study yielded a massive amount of data, which takes considerable time and effort to compile and analyze before any results can be announced.

With respect to the agtech side of the business, which focuses on dried algal biomass and extracts thereof, we vastly accelerated the poultry testing schedule, with 10 new studies initiated or completed in 2019, versus 2 studies completed in each of the two previous years. Some of the notable findings include the following:

•Demonstration of beneficial effects by treating poultry drinking water with a few drops of ZIVO algal extract added

•Multiple confirmation of beneficial effects and nutritional enhancement by introducing small amounts of dried algal biomass into poultry feed

•Demonstration of improved vaccine efficiency when chicks are fed small amounts of dried algal biomass during the vaccination process

•Multiple confirmations from repeated testing that dried algal biomass boosts immune response in broilers

•Repeated demonstration that salmonella is reduced when dried algal biomass is consumed in very small quantities

•A study conducted at University of North Carolina Greensboro revealed a positive effect in poultry microbiome

•Announced results of a study that shows improvement in feed conversion ratio when dried algal biomass is consumed by broilers at an inclusion rate of approximately

We also extended a letter of intent with Grekin Laboratories and Dr. Steven Grekin to formulate, test, manufacture and market a suite of anti-aging and skin health supplements and food products featuring our proprietary algal biomass, pending availability of funding. Funding is required to produce sufficient biomass for clinical trials per the Letter of Intent executed by both parties.

We established an algae production base in India, contracting ALG India Enterprices pvt LTD (“ALG India”) (fka Shibin), an experienced spirulina grower, to exclusively produce ZIVO algae for export to the US. ALG India has also undertaken construction of a 25 acre facility dedicated to ZIVO algae and financed by Swedish investors, to be completed in a phased fashion as production is scaled during the first half of 2020. Other growers and laboratories in India are being approached. We also executed a letter of intent with Peruvian agribusiness Alimenta to exclusively produce ZIVO algae for export to the US and EU.

The garnering GRAS status for a poultry feed ingredient is expected to be achieved in late 2020, depending on available funding. To that end, we have completed a number of studies relating to poultry production that support optimized animal nutrition. Our dried algal biomass has been classified as an animal feed material in the EU, and testing is planned with NutriQuest in the Czech Republic in Q2 2020.

Relating to R&D funding, 2019 saw continued but inconsistent funding, resulting in start-stop of several key research initiatives and resulting delays in obtaining results and sharing with our prospective partners and potential licensees. We are continuing with our research partners to conduct classical, non-GMO strain development to improve cultivation efficiencies for our proprietary algal strain. On the pharmaceutical side, we are continuing work on the discovery and analytics work pertinent to the bovine mastitis therapeutic candidate, and to enter the final arm of the in vivo validation study. ZIVO has also expanded its poultry research after a number of successful field trials. A number of key research organizations were engaged to work on several fronts simultaneously in order to compress the timeframe and approach the tasks from different functional and analytical perspectives. The research organizations included the National Center for Natural Product Research at the University of Mississippi, Michigan State University School of Veterinary Medicine, University of North Carolina – Greensboro, Iowa State University, University of Illinois, , Eurofins, SBH Biosciences, Dairy Experts and Elicityl, among others. The achievement of our R&D goals is subject to the availability of sufficient funding.

Marketing and Sales

ZIVO Algal Products & Derivatives

The marketing and sale of all future products are subject to compliance with applicable regulations. Based on the findings from ongoing research, we have approached and are continuing to approach potential customers or licensees in the market verticals described below. The products described throughout this document are still in the development stage and are subject to development risk. There can be no assurance that any of the products described below will prove to be effective, or if found to be effective, will be able to be produced in a commercially viable manner. We have affirmed human GRAS in the USA and for the EU our dried algal biomass has been classified as an animal feed material. As we continue to work on regulatory around the world, funding is required to grow algae at commercial scale in order to accomplish commercialization of our products.

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

On December 20, 2013 (as amended in 2019 – fifth amendment), we entered into a Collaboration and Option Agreement (the “Zoetis Agreement”) with Zoetis, a global animal health company, in connection with the prevention, treatment, and management of bovine mastitis. In the Zoetis Agreement, we granted to the counterparty an exclusive option to negotiate an exclusive license with us. Specifically, upon completion of the final phases of a collaborative program, and acceptance of the work product by Zoetis, the Zoetis Agreement provides for a 90-day exclusivity period for evaluation of results, followed by a 90-day period to exercise the option and negotiate an option payment.

With respect to livestock and poultry applications, we intend to move on three related fronts – working to bring an algal feed ingredient to market in the United States and EU by amplifying the algae culture; working to produce a dietary supplement or feed additive for global consumption outside the U.S.; and, putting ourselves in a position to license the isolated bioactive molecules to a pharmaceutical or drug development company for synthetic development as a prescribed treatment for production animal applications. The isolated bioactive molecules form the intellectual property of interest to Zoetis. The feed ingredient, feed additive and dietary supplement are intended for other potential collaborators along with NutriQuest, (whose agreement covers swine and/or poultry species only). During 2019, the Company elected to focus its limited resources on poultry applications as they represent the nearest term revenue opportunities.

A 2008 pilot study in dogs indicated that our algal culture may be effective in relieving the symptoms of osteoarthritis and soreness from overexertion. That same experiment with our amplified algae culture can be repeated in dogs, which if successful could allow a relatively rapid release to production and sales as a companion animal dietary supplement. According to the Nutrition Business Journal, the canine joint-health dietary supplement market segment tops $360 million annually in the U.S. alone. Estimates for the world market may be substantially higher, but such estimates are difficult to obtain. An in vitro tissue explant experiment conducted by the Comparative Orthopaedics Laboratory at University of Missouri in 2016 found that direct stimulation of living canine joint tissue with our bioactive compounds protected cartilage from degradation by IL-1b, an inflammatory cytokine. If our product is proven to be effective in vivo and can be produced on an efficient basis, we intend to sell or license our product as a supplement ingredient to larger, well-established and profitable brand names in the pet industry. We have conducted other laboratory studies simulating the effects of canine osteoarthritis with generally positive results. All of this work has been put on hold pending the availability of additional funding.

With all of the above, the isolated bioactive molecules found in the amplified algae product may, subject to successful negotiations, be licensed to a pharmaceutical company for development as a synthetic prescription drug. We expect that the process of developing and testing such a drug could take years. Therefore, as is common practice, we intend to work toward negotiating an upfront discovery-stage licensing fee, milestone payments upon each successful conclusion of a developmental phase, followed by pre-market approval; and finally, a steady stream of royalties in the future. The other revenue streams are generated by feed and supplement sales which may begin to be realized in 2020, but no assurance can be provided in that regard. Much of the research and licensing progress has been and will continue to be paced by the availability of capital funding and/or debt financing (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources).

In April 2017, we entered into the License Agreement with animal health innovator NutriQuest, which provides nutritional services to the biggest brand names in US poultry and pork production. We have completed a number of “pen” studies (pen studies are controlled testing of our ZIVO Algae to groups of incubator chicks ranging in size from 1,000 chicks to 25,000 chicks, ultimately up to 1 million chicks - “broilers”). In the U.S., broilers consume more than 61 billion pounds of feed annually. The U.S. is the third-largest poultry producing nation. Phytogenic or plant-based ingredients like ours constitute the fastest-growing segment of the global poultry feed industry, currently generating about $780 million in sales annually, and growing at 8% annually. We are well-positioned to take market share if we meet expected market pricing parameters.

Functional Food Ingredient - Human

According to NutraIngredients-USA, functional foods, or health foods, represent an estimated $20 billion business in the U.S. and a $28 billion business in Europe. The Middle East, although significantly smaller, is growing at a rate of 12-14% annually, followed closely by the newly affluent in China and India. These foods typically are processed products that contain one or more staple foods augmented with a variety of performance-enhancing ingredients.

We entered into the Exclusive Supply Agreement in 2018 to supply the ZIVO Algae to NutriChipz to gain a presence in the functional food market. As we move forward into 2020, we plan to work with other suppliers in the functional food market vertical as our algae supply expands, having engaged The Mansour Companies as brokers for sports nutrition market verticals, and HISCO as marketing representatives for functional food ingredients in the EU and US. Additional funding is required to grow algae at commercial scale in order to supply NutriChipz, The Mansour Companies and others with product.

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

As an entry into this market, we have executed a letter of intent with Grekin Laboratories, directed by Dr. Steven K. Grekin, in a joint effort to develop, test and launch an exclusive line of products designed to address skin health and the appearance of aging through novel combinations of all-natural ingredients featuring the ZIVO proprietary algae strain. The initial product line being readied for launch includes a nourishing complex, fatty acid replenishment, collagen/protein mix and phytonutrient booster. Additional funding is required to produce sufficient algal biomass for clinical trials per the Letter of Intent executed by both parties.

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

We believe that this area has potential for us if we can demonstrate that various properties of the algal extract can be isolated and produced as a medicinal food or beverage prescribed by physicians, or as an OTC botanical drug. These sectors are both regulated by the Food and Drug Administration (“FDA”). Medicinal food standards are somewhat less stringent than pharmaceutical applications. Botanical drug standards are similar to other pharmaceutical applications. Under our business model, if we are able to produce a commercial product in these areas, we will endeavor to enter into a private-label arrangement with a larger strategic partner to produce and distribute these product applications. Our goal is to turn over the drug candidates at discovery stage and allow the licensee to move the drug development program forward.

Pharmaceuticals

We believe that we may be able to pursue prescription drug applications for our product. The process for developing a new prescription drug is costly, complex and time-consuming. It is an undertaking well beyond our financial capabilities and one that may take several years to achieve. Our intent is to out-license the natural molecules at discovery stage and allow the licensee to develop the Investigatory New Drug (IND) filing and conduct subsequent safety/efficacy phases in order to bring a therapeutic product to market. If we elect to pursue the development of a prescription drug, we will likely seek a partnership with a co-developer that will share in the risk and expense of the initial development process, and then share in any royalties resulting from the licensing or sale of any synthetic molecule and its homologs we are able to develop and license.

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

The Wellmetrix technology also incorporates sophisticated software to analyze, report, record and manage wellness and health data for an individual or large groups such as large employers, pension funds, accountable care organizations, state Medicaid agencies and their actuarial consultants, underwriters, re-insurers and wellness consultants. The software also contains tools to conduct meta-analysis of baseline health benchmarks and monitor the progress of pre-clinical intervention programs within large groups. We were awarded a US patent for the Company’s novel Wellness Panel, which was announced in January of 2019.

Later in 2019, we attracted the attention of DSM, a Dutch multinational that adopted a global personalized nutrition initiative and has contracted Wellmetrix to use its proprietary test platform to substantiate the healthiness of two premier DSM functional food ingredients. This represents the first revenue opportunity for Wellmetrix.

However, due to funding issues, the project with DSM cannot move forward, as we are obliged to furnish certain study components at our own cost. Therefore, 2019 saw a renewed effort to either sell or fund independently Wellmetrix and spin it out as a free-standing business.

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

Wellmetrix

The biomedical and biotech fields are fiercely competitive. Many of the “wellness” tests available to the healthcare consumer or provider are not necessarily accurate nor reliable because most do not take into account urine concentration as normalized by creatinine or specific gravity, which changes markedly throughout the day. This normalization process is included in the Wellness Panel patent issued in December 2018. Blood-based wellness tests can be even less reliable because the biomarkers for oxidative stress and inflammation are extremely dynamic and will often change before the blood can be tested, casting doubt on the results.

Although we are not aware that competitors or competing products have entered the market recently, there is no guarantee that our products will be proven to be effective and commercially viable, or that a larger, better-financed competitor may not emerge once we begin promoting our products.

Raw Materials

ZIVO Algal Products & Derivatives

We produce our microbial mixture using third party facilities. At the close of 2019, we continue to use the AzCATI facility at Arizona State University to produce our microbial mixture for continued experimentation and as a source of inoculum to seed ponds of contracted growers overseas. Our initial approach to building a global supply chain is to approach existing spirulina algae growers. Spirulina producers can easily convert their ponds to grow the ZIVO algae strain. This would allow us to rapidly build production capacity with relatively low capital expense. Once a licensed grower supply chain is established, we will endeavor to build larger scale facilities with joint venture partners in locations best suited for our proprietary algal strains. This is intended to provide stability and consistency in the global supply.

In 2019 and into 2020, we are working with two ZIVO algae contract growers in India. We also have a Letter of Intent with a grower in Peru and anticipate approval from that Government to import our ZIVO Algae strain into Peru in the second quarter of 2020. We are actively pursuing other algae producers in other areas of the world, including Thailand, Viet Nam and Indonesia

Wellmetrix

In tandem with seeking regulatory approval, we will need two physical components to deliver our services. A dedicated, custom reader device and a test comprised of eight (8) different chemistry tests on a single urine test panel housed in a proprietary disposable cartridge.

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

Production

ZIVO Algal Products & Derivatives

As discussed above in the section titled “Raw Materials”, we produce our microbial mixture using third party laboratory facilities. We are producing ZIVO algae at contract growers in India. We have Letters of Intent to produce our ZIVO Algae in Peru upon in-country Government approval to import the ZIVO Algae strain. We are actively pursuing other algae producers in other areas of the world.

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

•U.S. Patent No. 10,232,028, issued March 19, 2019 relates to isolates and fractions from a phyto-percolate and methods for affecting various cytokines by administering an effective amount of one or more of said isolates or fractions to an animal. In various exemplary embodiments, the isolates are useful for the treatment of bovine, canine and swine infection or inflammation, including bovine mastitis, by regulation of TNF-a, lactoferrin, INF-y, IL-B, serum amyloid-A (SAA), IL-6 and/or B-de-fensin associated with infection or an immune response generally.

We also have allowed pending trademark applications for “KALGAE™,” and “WELLMETRIX.” We may have other common law rights in other trademarks, trade names, service marks, and the like which will continue as long as we use those respective marks.

We have registered the name “WellMetrix” to replace the current “WellMetris” corporate identification and secured an ICANN domain of the same spelling in late 2017.

The following patent filings are pertinent to the operation of the ZIVO business:

Title	Country	Patent/Application Number	Status
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	US	PCTUS19/67600	Filed 12/19/19; national stage deadline 6/21/21
Agents and Mechanisms for Treating Hypercholesterolemia	EU	SN 11745434.8	Filed 2/22/11; response to exam report filed 6/28/19; undergoing prosecution
Agents and Mechanisms for Treating Hypercholesterolemia	US Div.	SN 15/330,830	Filed 11/7/16; office action received 4/19/19; office action response filed 10/16/19; undergoing prosecution
Composition and Use of Phyto-percolate For Treatment of Disease	Canada	2,631,773	Office action response submitted on 12/20/18
Composition and Method For Affecting Cytokines and NF-kB	BR	BR 11 2012 011678.9	Request for examination submitted 11/11/13; awaiting examination
Compounds and Methods for Affecting Cytokines	CIP	16/273,794

Continuation filed 2/12/19; office action received 3/11/19; notice of publication issued 6/13/19; office action response filed 7/10/19; information disclosure filed 7/15/19; office action received; office action response due 2/7/2020 (extensions available till 4/7/2020

Title	Country	Patent/Application Number	Status
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal-Biomass	US	15/913,712	Filed 3/16/18; Notice of Recordation received 3/6/18; notice of publication received 9/13/8; awaiting examination; information disclosure filed 7/15/19
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal-Biomass1	Brazil	BR1120190186002	Filed 3/6/19; request for examination due 3/6/21
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal-Biomass	Mexico	MX/a/2019/010670	Filed 3/6/18
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal-Biomass	Peru	1820-2019	Filed 3/6/18
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal-Biomass	Thailand	190105502	Filed 3/6/19 notarized POA filed
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal-Biomass	China	TBA	Filed; request for examination due 3/04/2020
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal-Biomass	EU	EP 18763110.5	Filed 10/4/19
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal-Biomass	Taiwan	107107720

Filed 3/7/18; certificate of Biological Material Deposit and complete translation of English text of claims and abstract filed with Taiwan patent office 6/14/18 and 7/9/18; request for examination due 3/7/21

Methods of modulating immune response and inflammatory response via administration of algal biomass	US	15/550,749

Filed 8/11/17; received filing receipt and notice of acceptance 10/16/17; Notice of Publication received 1/25/18; response to office restriction filed 6/21/18; Information Disclosure Statement filed 8/31/18; office action received; response to office action filed 7/5/19; information disclosure filed 7/15/19; office action received 7/31/19; office action response filed 01/31/2020.

Methods of modulating immune response and inflammatory response via administration of algal biomass	EU	EP16752918.9	Voluntary amendment to claims filed April 2018; search report received 10/3/18; response to supplemental search report filed 3/6/19.
Methods of modulating immune response and inflammatory response via administration of algal biomass	BR	1120170175991	Filed 8/16/17; exam requested 2/14/19 with amended claims; awaiting examination
Methods of Modulating Immune Response and Inflammatory Response Via Administration of Algal Biomass	HK	18108238.5	Standard Hong Kong patent was filed on 6/26/18

Title	Country	Patent/Application Number	Status
Methods of Modulating Immune Response and Inflammatory Response Via Administration of Algal Biomass	CA	3,011,687	Filed 7/23/18; request for exam due 2/16/21
Nutritional Support for Animals via Administration of an Algal Derived Supplement	China	201780023561.5	Filed 10/12/18; request for examination filed 2/18/19 with amended claims; awaiting examination
Nutritional Support for Animals via Administration of an Algal Derived Supplement	EU	EU 17753729.7	Filed 9/12/18; amended application filed
Nutritional Support for Animals via Administration of an Algal Derived Supplement	US	15/998,619	Filed 8/16/18; information disclosure filed 7/15/19; awaiting examination
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	MX	MX/a/2018/009818	Application filed 8/13/18; awaiting first exam report
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	CA	3,014,897	Canadian Application filed 8/16/18; examination report received; response to examination report filed 2/1/2020
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	Hong Kong	19,125,173	Filed 6/13/19; awaiting grant of related EPO application
Nutritional Support for Human via Administration of an Algal Derived Supplement	Taiwan	107104744	Filed 6/11/18; request for examination due 2/9/2021
TL84 Selective Inhibitor and Uses Thereof	US	Provisional 62/944,757	Filed 12/5/19; non-provisional filing deadline 12/5/20; declaration and POA filed

WellMetris

We have rights in certain patent applications and trademarks. The patent filings below are pertinent to the operation of the Wellness test, its constituent components and the methodology of the test panel.

Title	Country	Patent/Application Number	Status
Sample Collection Device and Method for Urine and Other Fluid	US	15/569,376

Filed 10/25/17; preliminary amendment filed 10/25/17; declaration and assignment filed 1/11/18; notice of recordation received and awaiting first office action; Notice of Publication received 10/18/18; information disclosure filed and received 3/21/19; office action restriction requirement received; response filed 2/1/2020

Sample Collection Device and Method for Urine and other Fluids	CA	2984152	Application filed 10/26/17; request for examination due 4/28/21

Title	Country	Patent/Application Number	Status
Sample Collection Device and Method for Urine and other Fluids	EU	EP16787127.6	Application field 11/10/17; objection notice received 2/18/18; received search report 9/13/18; response to objection filed 4/2/19; request for examination due 4/28/21
Sample Collection Device and Method for Urine and other Fluids	JP	2017-556723	Application filed 10/27/17; request for examination due 4/28/19; request for examination filed 5/7/19; awaiting first exam report
Sample Collection Device and Method for Urine and other Fluids	MX	MX/a/2017/013898	Application filed 10/27/17
Sample Collection Device and Method for Urine and other Fluids	HK	HK18110967.8	Hong Kong Application filed 8/24/18; awaiting grant of related EP application
Smartphone Enabled Urinalysis Devise, software and Test Platform	US	15/560,989	Filed 9/22/17; preliminary amendment filed 9/28/17; awaiting first office action
Smartphone Enabled Urinalysis Devise, software and Test Platform	CA	2979864	Application filed 9/14/17; request for examination due 3/23/21
Smartphone Enabled Urinalysis Devise, software and Test Platform	EU	EP167695572.5	Application Filed 10/10/2017; response to extended search report filed 5/8/19; awaiting first exam report
Smartphone Enabled Urinalysis Devise, software and Test Platform	JP	2017-549797	Application filed 09/19/2017; request for exam due 03/23/2019; exam requested with amended claims; awaiting first exam report
Smartphone Enabled Urinalysis Devise, software and Test Platform	MX	MX/a/2017/012095	Filed 9/25/17

Smartphone Enabled Urinalysis Devise, software and Test Platform	HK	HK 18109765.4	Filed 7/27/18
Stress and Inflammation Biomarker Urine Panel for Dairy Cows and Beef Cattle	US	14/904,274

Application filed 1/11/16; response to restriction requirement due 2/17/18 (4 month date); response filed 3/19/18; office action received 10/23/18; office action response filed 2/25/19;  information disclosure filed and received 3/21/19; final rejection received 06/05/19; response filed 12/3/19; REC file 12/5/19; all inventors assignments filed

Systems and Methods for Monitoring an Individuals' Health	Taiwan	108127757	Filed 8/5/19; POA filed
Systems and Methods for Monitoring an Individuals' Health	US	PCT/US19/44956	CIP PCT filed 8/2/19

Title	Country	Patent/Application Number	Status
Rapid Health Assessment System, Device, and Method	US	62/667,916	Provision application filed 5/7/18; declaration and assignment filed 05/24/18
Wellness Panel for Companion Animals	US	14/916,068

US national phase based on PCT/US14/53836; office action received 4/20/18; office action response to restriction filed 6/4/18; office action received; office action response filed 3/26/19; office action received 7/11/19; office action response filed 1/7/2020

Regulation

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

Compliance

In November 2018, we affirmed GRAS status for use as a plant-based ingredient for human consumption. We are in the process of affirming poultry GRAS status and expect that approval in mid-2020. We have completed a number of studies relating to the poultry production that supports good animal nutrition. These studies are being performed in conjunction with our licensing partner, NutriQuest, a global innovator in animal nutrition. In the EU, the ZIVO algal biomass has been classified as an animal feed material and testing in the EU has commenced. With appropriate funding, we can move forward with human food ingredient compliance in 2020 utilizing all or most of the US FDA GRAS dossier.

Wellmetrix

We have worked to make the Wellmetrix testing systems compliant with existing FDA regulations and to that end retained FDA counsel and a medical device consulting firm, which have advised us as to the most time and cost-efficient path to classification and approvals. This activity will be reactivated upon availability of additional funding.

Research and Development

ZIVO Bioscience, Inc.

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

Since January 2012, we continue to develop our research programs internally and direct outside academic researchers, private laboratories or contract research organizations to conduct experiments, tests and studies on our behalf. We spent approximately $2,206,000 for the year ended December 31, 2019 on research and development, as compared to $2,798,000 in 2018. The resources were spent on external research, mainly to independent facilities involved in the analysis and validation of our bioactive compounds in various applications and animal models. To date, all of these amounts have been directly expensed as they have been incurred.

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

•The ongoing elucidation and characterization of the natural bioactive compounds had undergone a data integrity review in early 2014. Further work to develop a more comprehensive understanding of the bioactives had been placed on hold since spring of 2014 pending available funding. In mid-March 2016, the Company re-activated the elucidation and characterization as funding became available. Several university and privater laboratories were contracted to conduct isolation, and fractionation, followed by bioassays or in vivo studies to validate the bioactivity of the purified and isolated samples, with work ongoing at the close of 2019.

•Beginning in spring 2017, we contracted with the National Center for Natural Products Research at the University of Mississippi, the Boston Institute of Biotechnology, the Donald Danforth Plant Science Center, Elicityl SA, and other research facilities to accelerate the elucidation and characterization of the bioactive compounds present in the algal biomass, with the intent to converge these findings with the in vivo validation conducted for treatment of bovine mastitis, and present this body of work to Zoetis and effectively start the clock on the 90-day evaluation period. Such work resulted in the characterization of numerous bioactive compounds, which requires additional screening and validation to separate bioactives pertinent to bovine mastitis from those pertinent to other human and animal models.

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

•As mentioned previously, 2019 saw a decrease in R&D spending and the active recruitment of algae growers in India and Peru, as well as other parts of the world. We engaged an outside consultant to advise us on outsourcing algae production and to develop our internal and external organizational structures to support a global supply chain in anticipation of a market launch in early 2020 pending availability of biomass from contracted growers In addition, we worked closely with our animal feed partner NutriQuest to conduct initial trials and analyses of a potential poultry feed ingredient, with good results. The FDA compliance effort for a poultry feed ingredient is still underway and is expected to dovetail with product availability in mid-2020.

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

As of late 2019, as we enter production scale-up, we are required to provide cGMP protocols and Quality Assurance (“QA”) protocols that show we can produce the algal biomass and/or the active ingredients safely, consistently and in defined quantities, and therefore rely on these same experiments and methods to substantiate our quality claims. These datasets form the basis for establishing the value of a license agreement. Therefore, every single license that we hope to issue requires its own data set and safety validation for the specific application being licensed. These datasets represent the core of the intellectual property that is being licensed.

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

Subject to the availability of sufficient funding, we estimate that we will, in fiscal 2020, be required to expend in excess of $5,000,000 on research and subsequent product development and manufacturing in order to complete the initiatives discussed herein. In addition to the activity in 2020, we plan to continue our research and development efforts as well as manufacturing feed and food products in 2020 and beyond. These expenditures will need to be met from external funding sources as well as revenues we intend to receive. In the past, we have had difficulty raising funds from external sources. Thus, we may not be able to raise the funding required to continue our research and development activities. In the event that these sources are not available or adequate to meet our research needs, we will be unable to pursue our research activities, in which case our ability to substantiate the accumulated intellectual property with objective clinical support for its characterization, method of action and efficacy will continue to be impeded, thereby severely hindering our ability to generate licensing revenue (or otherwise commercialize our products) and adversely affect our operating results.

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

•Product development initiatives such as the joint development project with NutriQuest to develop a successful poultry feed ingredient; the project with NutriChipz to develop products in the functional food market; the project with Dr. Steven K. Grekin to develop skin health, with other partners, to develop a protein enhancement ingredient for vegan drinks and smoothies as well as a human dietary supplement formulation

All of the above activities need to continue in parallel in order to arrive at marketable products or licenses, and our ability to undertake all such activities is subject to our receipt of additional funding. Ancillary development activities would occur in parallel with our research partners.

Development

Wellmetrix

Wellmetrix was initially focused on large-scale, programmatic applications of its testing and reporting platform. We are interested in supporting the intervention by wellness consultants or medical professionals in the lifestyle choices made by individuals covered by traditional health insurance plans, retiree medical benefits pools, employer-sponsored health initiatives and taxpayer-sponsored programs like Medicaid and the ACA (Affordable Care Act) or its proposed replacement. These interventions, which are typically pre-clinical, have been shown to be successful in delaying the onset of chronic diseases such as diabetes or cardiovascular problems. We believe that targeting asymptomatic individuals and focusing intervention efforts on these individuals may have a positive result for wellness programs, and potentially lower premiums and health claims. We spent approximately $101,000 for the year ended December 31, 2019 on research and development, as compared to $17,000 in 2018. The resources were spent on external research.

At the close of 2015, the Wellmetrix product platform required additional prototype analyzers and additional dry chemistry reagent strips and cartridges to conduct pilot programs for potential customers, and to use the results of these pilot programs to help normalize data for the dry chemistry reagents as part of the FDA submission package.

In early 2016 we refocused product development on self-monitoring of individual health, primarily focused on those individuals who purchase dietary supplements, join health clubs or are otherwise actively pursuing a healthy lifestyle. Since that time, we have redeveloped the sample collection device, the analyzer and the mobile software application to better serve the needs of the consumer, rather than a workplace wellness provider. In 2018, we completed CAD design of all key components, conducted finite element analysis of the sample collection device to make sure that it functioned as intended and prepared CAD files for low-volume tooling of key components. We successfully obtained a US patent in December 2018 for the core technology – a multianalyte Wellness Panel, US Patent No. 10,161,928. We did not have the financial or scientific resources to complete all aspects of the testing assay, which requires additional development before it is ready for production, or the mobile software application, pending available funding. Estimated funding required to successfully launch the technology is expected to reach $12 million.

In mid-2019, we entered negotiations with Dutch multinational DSM to apply Wellmetrix testing technology to two premier functional food ingredients manufactured by DSM. A Research and Development Agreement was entered into with DSM in the third quarter of 2019 and a large clinical trial using the Wellmetrix Wellness Panel platform has been planned for mid-2020. As part of the contracted work, Wellmetrix is obliged to gear up its operations to run the clinical trial and manufacture sufficient testing material and test components to conduct the clinical trial. This will require new funding, but it does represent the first revenue opportunity for the company and therefore efforts are focused on moving forward with this relationship.

The company filed a trademark for “Wellmetrix” and purchased the ICANN domain www.wellmetrix.com and www.wellmetrix-bts.com and registered “Wellmetrix” as an LLC in the state of Delaware.

Compliance with Environmental Laws

We believe that we are, in all material respects, in compliance with local, state, and federal environmental laws applicable to our production and waste disposal. The cost of this compliance activity to date has not been material and has been absorbed within our general operations overhead.

Employees

As of December 31, 2019, we had five full-time employees, four of whom are positioned in executive management. In addition, we have two part-time people acting on a consulting basis in administrative roles. We believe that our employee relations are good. No employee is represented by a union.

Corporate Communications and Available Information

We maintain our website www.zivobioscience.com and provide a toll-free number (888) 871-6903. The content of our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing we make with the SEC. We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission. Our filings with the SEC can be viewed at www.sec.gov.

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

We are materially dependent on external sources for continued funding. Unless and until we realize licensing and royalty revenues sufficient to cover our expenses, we will be reliant upon external sources to fund our continued operations. We estimate that we will require approximately $6,000,000 in cash over the next 12 months in order to fund our normal operations and to fund our research and development initiatives. There is no guarantee that we will receive this funding. If we are unable to raise additional funds, there will be a material adverse effect on our business, financial condition and results of operations.

We have 1.2 billion shares authorized for issuance. As of December 31, 2019, we had 394,688,456 shares outstanding. We also had contractual commitments to issue 375,105,341 additional shares as of December 31, 2019, consisting of 75,950,501 common shares issuable upon the conversion of convertible debentures and related accrued interest and 299,154,840 common shares issuable upon the exercise of outstanding options and warrants. This totals a potential 769,793,797 shares outstanding if all debentures were converted and warrants exercised. In order to increase the authorized shares to a higher number, we would need to amend our articles of incorporation, which would require stockholder approval. There is no guarantee that we will be able to obtain the stockholder approval necessary to amend our articles of incorporation to increase our authorized shares.

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

We may not be able to adequately protect our intellectual property rights and efforts to protect them may be costly and may substantially harm our business. Our ability to compete effectively is dependent in part upon our ability to protect our intellectual property rights. While we hold seven issued patent and pending patent applications covering certain elements of our technology, these patents, and, more generally, existing patent laws, may not provide adequate protection for portions of the technology that are important to our business. In addition, our pending patent applications may not result in issued patents.

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

We may elect to initiate litigation in the future to enforce or protect our proprietary rights or to determine the validity and scope of the rights of others. That litigation may not be ultimately successful and could result in substantial costs to us, the reduction or loss in intellectual property protection for our technology, the diversion of our management’s attention and harm to our reputation, any of which could materially and adversely affect our business and results of operations.

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

COVID-19 STATEMENT. The Company is carefully monitoring the effects the COVID-19 global pandemic is having on its operations.  Currently, the main potential effect is the uncertainty of the Company’s ability to raising capital.  Based on the nature of our operations, employees are able to work remotely with access to teleconferencing and video conferencing.  The research partners utilized by the Company are currently providing services as requested, although some University researchers have limited availability as their campuses have closed down, with the expectation they will reopen sometime in April 2020.  However, the Company cannot make any assurances the research partners will open as expected and perform at the levels as required until the COVID-19 situation is resolved. Other contract research organizations have remained open and accessible, although some resources have delayed response effectiveness.

Item 1B. Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2. Properties.

We lease 500 square feet in Bloomfield Hills, Michigan and 2,000 square feet in Keego Harbor, Michigan on a month to month basis to serve as the headquarters of our company. We also lease 820 square feet in Plymouth, Michigan for our laboratory operations. The combined monthly rent is $7,600.

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

Year ended December 31, 2018

	HIGH	LOW
First Quarter	$0.12	$0.07
Second Quarter	0.18	0.08
Third Quarter	0.19	0.11
Fourth Quarter	0.17	0.12

Year ended December 31, 2019

	HIGH	LOW
First Quarter	$0.14	$0.10
Second Quarter	0.14	0.09
Third Quarter	0.12	0.07
Fourth Quarter	0.17	0.07

Holders

As of December 31, 2019, we had 212 shareholders of record.

We have not paid any dividends on our common stock during the last two fiscal years, due to our need to retain all of our cash for operations. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities.

During the three months ended March 31, 2019, we issued 1,500,000 shares of common stock valued at $150,000. We issued 4,649,291 shares in connection the conversion of related party loans of $464,929.

During the three months ended June 30, 2019 we issued 12,020,000 shares of common stock valued at $1,202,000. We issued 143,447,677 shares in connection the conversion of debt of $12,080,298 and related accrued interest of $2,264,470.

During the three months ended September 30, 2019 we issued 12,980,000 shares of common stock valued at $1,298,000. We issued 3,118,359 shares in connection the conversion of related party loans of $176,405 and related accrued interest of $135,431.

During the three months ended December 31, 2019, we issued 9,688,917 shares of common stock valued at $982,017 We issued 29,295,827 shares in connection the conversion of debt of $2,180,000 and related accrued interest of $749,583.

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

Results of Operations for Years Ended December 31, 2019 and 2018 Sales

We had no sales for the years ended December 31, 2019 and 2018.

Cost of Sales

The Company had no Costs of Sales for the years ended December 31, 2019 and 2018.

Selling Expenses

The Company had no Selling Expenses for the years ended December 31, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses increased approximately $2,723,000 to $4,076,000 in 2019 compared to $1,353,000 in 2018. Of this $2,723,000 increase, approximately $2,524,000 related to an increase in non-cash expenses as noted below, leaving an increase in cash expenses of approximately $199,000. General and administrative expenses increased in the following areas: an increase in salaries of $2,584,000, of which is $2,636,000 is due to an award in 2019 of 29 million stock options to the CEO (a non-cash expense), an increase in salary expenses of $75,000, offset by awards in 2018 of stock warrants to the Vice President – Operations valued at $121,000 (a non-cash expense) and a decrease of the value of stock warrants issued to the CFO of $6,000 (a non-cash expense), an increase in recruiting expense of $66,000 for the Vice President of Global Operations, an increase of $55,000 in insurance expense, an increase in Wellmetrix operating expenses of $42,000 mainly relating to a recruiting expense for the Executive Vice-President of Operations and Product Development, an increase of $25,000 in travel expenses and an increase of $15,000 of office expenses, offset by a reduction of $64,000 web-site development and public relations. Our increase in related cash expenses of general and administrative expenses was due to increased activity.

Professional Fees and Consulting Expense

Professional fees and consulting expense increased approximately $7,000 to $1,969,000 in 2019 compared to $1,962,000 in 2018. Professional fees and consulting expense increased in 2019 due to the following: an increase of $931,000 in the use of financial consultants (of the total expense of $1,011,000 in 2019 related to these activities, $737,000 was a non-cash expense in the forms warrants issued for services rendered) and an increase in general legal fees of $165,000 offset by a decrease of $798,000 in the use of an investment banking firm and investor relations (of which $620,000 of the expense in 2018 was in the form of warrants - a non-cash expense), a decrease in Board of Director Fees of $191,000 (the decrease was in the value of non-cash expense in the form of 2,500,000 common stock warrants valued at $192,614 in 2019 compared to $384,065 in 2018 issued for services rendered), a decrease in patent legal fees of $85,000, a decrease of accounting fees of $14,000 and a decrease in listing and service fees of $1,000.

Research and Development Expenses

Research and development expenses decreased approximately $508,000 to $2,307,000 in 2019 compared to $2,815,000 in 2018 for the comparable period.

Of these expenses, approximately $2,206,000 and $2,798,000 for the years ended December 31, 2019 and 2018, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The decrease of $508,000 from the prior period can be attributed to a decrease in available funding. We expect external research and development to increase in 2020 as we pursue additional external trials, subject to the availability of sufficient funding, which we do not currently have.

With respect to our Wellmetrix, LLC subsidiary, we incurred approximately $101,000 and $17,000 in research and development expenses for the year ended December 31, 2019 and 2018, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The increase of $84,000 from the prior period is due to prioritization of Wellmetrix research.

Other Income (Expenses)

During the year ended December 31, 2019, we recorded approximately $375,000 relating to amortization of debt discount as compared to $903,000 for the year ended December 31, 2018, a decrease $528,000. The decrease is related to the funding expenses of the convertible debt and the valuation related to the debt discount calculation. The discounts are amortized on a straight-line basis through April 1, 2019.

During the year ended December 31, 2019, we recorded $-0- in finance costs as compared to $97,000 in 2018. The decrease of $97,000 was due to a decrease in convertible debt funding in 2019 as compared with 2018.

During the year ended December 31, 2019, we recorded $-0- in finance costs paid in stock and warrants as compared to $311,000 in 2018. The increase of $311,000 was due to a decrease in convertible debt funding in 2019 as compared to 2018.

During the year ended December 31, 2019, we recorded approximately $2,783,000 in interest expense as compared to $7,194,000 in 2018, a decrease of $4,411,000. Included in interest expense is the amortization of debt issuance costs of approximately $1,189,000 and $5,093,000, respectively. The decrease of $4,411,000 is due to: 1) no new funding of convertible debt in 2019, 2) the conversion of $17,274,350 in principal and interest of Convertible Debt to HEP Investments (a related party) over the course of 2019, 3) conversion of $311,836 of Loan Payable-Related Party and accrued interest, 4) the amortization of the remaining deferred finance costs from 2018 offset by 5) the issuance to HEP Investments a warrant to purchase 2,000,000 shares of common stock valued at $165,432.

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

As of March 23, 2020, we had cash in the bank of $14,000. We have incurred significant net losses since inception, including a net loss of approximately $11,427,000 during the year ended December 31, 2019. We have, since inception, consistently incurred negative cash flow from operations. During the year ended December 31, 2019, we incurred negative cash flows from operations of approximately $3,707,000. As of December 31, 2019, we had a working capital deficiency of $8,338,483 and a stockholders’ deficiency of $8,338,483. Although we recently raised a limited amount of capital, we have a near term need for significant additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2019, our operating activities used approximately $3,707,000 in cash, compared with $5,007,000 in cash during the comparable prior period. The approximate $1,300,000 decrease in cash used by our operating activities was due primarily to the following (all of which are approximated): a $3,209,000 decrease in net loss, an increase of $542,000 in cash expense offset by a decrease in non-cash expenses of $2,451,000. The $542,000 of increase in cash expense was due to the following: an increase of accounts payable of $1,113,000, an increase of prepaid expenses of $7,000, offset by a decrease of $578,000 in accrued liabilities (mainly composed of the decrease in accrued interest).

During the years ended December 31, 2019 and 2018, there were no investing activities.

During the years ended December 31, 2019 and 2018, our financing activities generated $3,665,000 and $5,078,000 in cash, respectively. The decrease of $1,413,000 was primarily related to a net increase of proceeds of $199,000 from issuance of common stock and exercise of common stock warrants, an increase of $250,000 in net loans from related parties, an increase in deferred finance costs of $107,000 offset by a decrease of $1,969,000 from issuance of convertible debentures.

Although we raised a limited amount of capital during 2019, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

We estimate that we will require approximately $6,000,000 in cash over the next 12 months in order to fund our normal operations and to fund our research and development initiatives. Based on this cash requirement, we have a near term need for additional funding. Historically, we have had substantial difficulty raising funds from external sources; however, we recently were able to raise a limited amount of capital from outside sources. If we are unable to raise the required capital, we will be forced to curtail our business operations, including our research and development activities.

COVID-19 STATEMENT

The Company is carefully monitoring the effects the COVID-19 global pandemic is having on its operations.  Currently, the main potential effect is the uncertainty of the Company’s ability to raising capital.  Based on the nature of our operations, employees are able to work remotely with access to teleconferencing and video conferencing.  The research partners utilized by the Company are currently providing services as requested, although some University researchers have limited availability as their campuses have closed down, with the expectation they will reopen sometime in April 2020.  However, the Company cannot make any assurances the research partners will open as expected and perform at the levels as required until the COVID-19 situation is resolved. Other contract research organizations have remained open and accessible, although some resources have delayed response effectiveness.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2019, our Chief Financial Officer has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b )Management’s Annual Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

This Management’s report is not deemed filed for purposes of Section 18 of the Exchange Actor otherwise subject to the liabilities of that section, unless we specifically state in a future filing that such report is to be considered filed.

(c) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Incorporated by reference to the Registrant’s 2020 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that defines the standard of conduct expected of our officers, directors and employees. We will upon request and without charge provide a copy of our Code of Ethics. Requests should be directed to Principal Accounting Officer, Zivo Bioscience, Inc., 2804 Orchard Lake Road, Suite 202, Keego Harbor, MI 48320.

Item 11. Executive Compensation

Incorporated by reference to the Registrant’s 2020 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Registrant’s 2020 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Registrant’s 2020 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the Registrant’s 2020 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

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
Date: March 26, 2020
	By:	/s/ Philip M. Rice II
Philip M. Rice II
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Dahl
Andrew Dahl,
Principal Executive Officer CEO, President, Director
March 26, 2020

By:	/s/ Philip M. Rice II
Philip M. Rice II
Chief Financial Officer
March 26, 2020

By:	/s/ Christopher Maggiore
Christopher Maggiore,
Director
March 26, 2020

By:	/s/ Nola Masterson
Nola Masterson,
Director
March 26, 2020

By:	/s/ John Payne
John Payne,
Director
March 26, 2020

By:	/s/ Robert Rondeau
Robert Rondeau,
Director
March 26, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

 ZIVO Bioscience, Inc. and Subsidiaries

Opinion on the Consolidated financial statements

We have audited the accompanying consolidated balance sheets of ZIVO Bioscience, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' deficiency, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2019 and 2018 and, as of December 31, 2019, has a significant working capital and stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

We have served as the Company's auditor since 2004.

Rockville Centre, NY

March 26, 2020

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2018	2019
ASSETS

CURRENT ASSETS:
Cash	$388,891	$346,111
Prepaid Expenses	22,615	23,282
Total Current Assets	411,506	369,393
PROPERTY AND EQUIPMENT, NET	-	-
TOTAL ASSETS	$411,506	$369,393

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES:
Accounts Payable	$422,426	$1,372,428
Due to Related Party	432,429	-
Loans Payable, Related Parties	176,405	-
Convertible Debentures Payable, less unamortized discounts and debt issuance costs of $1,562,425 and $-0- at December 31, 2018 and 2019, respectively	17,978,215	5,280,342
Accrued Interest	3,674,148	1,952,606
Accrued Liabilities – Other	10,000	102,500
Total Current Liabilities	22,693,623	8,707,876
LONG TERM LIABILITIES:
	-	-
TOTAL LIABILITIES	22,693,623	8,707,876
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 1,200,000,000 shares authorized (700,000,000 as of December 31, 2018); 180,036,435 and 396,736,506 issued and outstanding at
December 31, 2018 and 2019, respectively	180,037	396,737
Additional Paid-In Capital	55,985,626	81,222,726
Accumulated Deficit	(78,447,780)	(89,957,946)
Total Stockholders’ Deficit	(22,282,117)	(8,338,483)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$411,506	$369,393

The accompanying notes are an integral part of these financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2018	For the year ended December 31, 2019
REVENUE:	$-	$-

COSTS AND EXPENSES:
General and Administrative	1,353,319	4,076,439
Professional Fees and Consulting Expense	1,962,333	1,968,878
Research and Development	2,814,991	2,307,033
Total Costs and Expenses	6,130,643	8,352,350

LOSS FROM OPERATIONS	(6,130,643)	(8,352,350)

OTHER INCOME (EXPENSE):
Amortization of Debt Discount	(903,317)	(374,608)
Financing Costs	(96,595)	-
Finance Costs Paid in Stocks and Warrants	(310,892)	-
Interest Expense – Related Parties	(7,060,383)	(2,676,308)
Interest Expense	(133,537)	(106,900)

Total Other Income (Expense)	(8,504,724)	(3,157,816)

NET LOSS	$(14,635,367)	$(11,510,166)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.04)

WEIGHTED AVERAGE
BASIC AND DILUTED SHARES OUTSTANDING	156,678,765	276,396,362

The accompanying notes are an integral part of these financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD JANUARY 1, 2018 THROUGH DECEMBER 31, 2019

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2018	141,106,061	$141,107	$47,366,814	$(63,812,413)	$(16,304,492)
Issuance of warrants to board of directors	-	-	384,065	-	384,065
Issuance of warrants for services	-	-	822,001	-	822,001
Issuance of warrants for services – related party	-	-	187,247	-	187,247
Issuance of common stock for cash	34,338,130	34,338	3,399,477	-	3,433,815
Common stock issued on conversion of 11% Convertible Debt and accrued interest	4,035,110	4,035	399,476	-	403,511
Discounts on issuance of 11% convertible debentures	-	-	819,854	-	819,854
Warrants issued for debt issuance costs	-	-	2,542,852	-	2,542,852
Common stock issued for financing costs	557,134	557	63,840	-	64,397
Net loss for the year ended December 31, 2018	-	-	-	(14,635,367)	(14,635,367)

Balance, December 31, 2018	180,036,435	$180,037	$55,985,626	$(78,447,780)	$(22,282,117)
Issuance of warrants to board of directors	-	-	192,614	-	192,614
Issuance of warrants for services	-	-	759,378	-	759,378
Issuance of warrants and options for services – related party	-	-	2,653,243	-	2,653,243
Issuance of common stock for cash	26,500,000	26,500	2,623,500	-	2,650,000
Common stock issued on warrant exercise	9,688,917	9,689	972,328	-	982,017
Common stock issued on conversion of 11% Loan Payable and accrued interest	3,118,359	3,118	308,718	-	311,836
Common stock issued on conversion of Due to Related Party	4,649,291	4,649	460,280	-	464,929
Common stock issued on conversion of 11% Convertible Debt and accrued interest	172,743,504	172,744	17,101,607	-	17,274,351
Warrants issued for financing costs	-	-	165,432	-	165,432
Net loss for the year ended December 31, 2019	-	-	-	(11,510,166)	(11,510,166)

Balance, December 31, 2019	396,736,506	$396,737	$81,222,726	$(89,957,946)	$(8,338,483)

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2018	2019
Cash Flows from Operating Activities:
Net Loss	$(14,635,367)	$(11,510,166)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Stocks and warrants issued for services rendered	822,001	759,378
Issuance of warrants and options for services – related party	187,247	2,653,243
Warrants issued for Directors’ Fees	384,065	192,614
Stocks and warrants issued for financing costs	310,894	165,432
Amortization of debt issuance costs	5,093,001	1,187,817
Amortization of bond discount	903,317	374,608
Changes in assets and liabilities:
(Increase) in prepaid expenses	(7,473)	(666)
Increase (Decrease) in accounts payable	(119,285)	950,002
(Decrease) in due to related party	(43,405)	-
Increase in accrued liabilities	2,098,419	1,520,441
Net Cash (Used) in Operating Activities	(5,006,586)	(3,707,297)

Cash Flows from Investing Activities:
Net Cash (Used) in Investing Activities	-	-

Cash Flow from Financing Activities:
Proceeds from (payments of) loans payable, related parties	(217,614)	32,500
Debt Issuance Costs	(106,658)	-
Proceeds from issuance of 11% convertible debentures	1,968,801	-
Proceeds from exercise of common stock warrants	-	982,017
Proceeds from sales of common stock	3,433,813	2,650,000
Net Cash Provided by Financing Activities	5,078,342	3,664,517
Increase (Decrease) in Cash	71,756	(42,780)
Cash at Beginning of Period	317,135	388,891
Cash at End of Period	$388,891	$346,111

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2019:

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

During the quarter ended December 31, 2019, $2,180,000 of 11% Convertible Notes – Related Party, as well as $749,583 in related accrued interest were converted at $.10 per share into 29,295,827 shares of the Company’s common stock.

During the quarter ended December 31, 2019, a principal shareholder and related party assigned warrants to purchase 8,550,000 shares of the Company’s Common Stock to third party investors, such warrants were exercised in the fourth quarter of 2019 at $.10 per share resulting in the issuance of 8,550,000 shares of common stock for gross proceeds of $855,000.  The Company considered the warrants to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $820,432 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 123.49% to 150.39%; annual rate of dividends 0%; discount rates ranging from 1.58% to 2.55%.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The business model of ZIVO Bioscience, Inc. and Subsidiaries (Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., Wellmetrix, LLC (fka WellMetris, LLC), and Zivo Biologic, Inc., (collectively the “Company”) is as follows: 1) to derive future income from licensing and selling natural bioactive ingredients derived from their proprietary algae cultures to animal, human and dietary supplement and medical food manufacturers, and 2) developing, manufacturing, marketing, and selling tests that the Company believes will allow people to optimize their health and identify future health risks.

NOTE 2 – BASIS OF PRESENTATION

Going Concern

The Company had a net loss of $11,510,166 and $14,635,367 during the years ended December 31, 2019 and 2018, respectively.

In addition, the Company had a working capital deficiency of $8,338,483 and a stockholders’ deficiency of $8,338,483 at December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2019, the Company received proceeds of $2,650,000 from the issuance of Common Stock, $982,017 from the exercise of Common Stock Warrants and $32,500 in proceeds from loans payable – related party.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At December 31, 2019, the Company did not have any cash equivalents.

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

Debt Issuance Costs

The Company follows authoritative guidance for accounting for financing costs (as amended) as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Debt Issuance Costs are reported on the balance sheet as a direct deduction from the face amount of the related notes. Amortization of debt issuance costs amounted to $1,187,817 and $5,093,001 and are included in Interest Expense and Interest Expense – Related Parties on the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, respectively. Unamortized Debt Issuance Costs in the amounts of $-0- and $1,187,817 are netted against Convertible Notes Payable on the Consolidated Balance Sheets presented in these financial statements as of December 31, 2019 and 2018, respectively.

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

For year ended December 31, 2019 and 2018, the Company had no revenue.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the years ended December 31, 2019 and 2018 no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company’s research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were $2,307,033 and $2,814,991 for the years ended December 31, 2019 and 2018, respectively.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

We have adjusted Deferred Tax Assets and Liabilities in accordance with the December 22, 2017 enactment of the U.S. Tax Cuts and Jobs Act. (See Note 11 – Income Taxes).

Stock Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company, from time to time, issues common stock or grants common stock options and warrants to its employees, consultants and board members. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period. Issuances of common stock are valued at the closing market price on the date of issuance and the fair value of any stock option or warrant awards is calculated using the Black Scholes option pricing model.

During 2019 and 2018, options and warrants were granted to employees, directors and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $3,605,235 and $1,393,313 during the years ended December 31, 2019 and 2018 respectively.

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Year Ended December 31,

	2019	2018
Expected volatility	150.34% to 186.77%	176.10% to 180.13%
Expected dividends	0%	0%
Expected term	5 to 10 years	5 years
Risk free rate	1.58% to 2.55%	2.65% to 2.96%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee options and warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the warrants.

Income (Loss) Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of options and warrants and conversions of debentures. Potentially dilutive securities as of December 31, 2019, consisted of 73,871,688 common shares from convertible debentures and related accrued interest and 223,204,339 common shares from outstanding options and warrants. Potentially dilutive securities as of December 31, 2018, consisted of 232,333,598 common shares from convertible debentures and related accrued interest and 192,148,956 common shares from outstanding options and warrants. For 2019 and 2018, diluted and basic weighted average shares were the same, as potentially dilutive shares are anti-dilutive.

Advertising Costs

Advertising costs are charged to operations when incurred. There were no Advertising Costs during the years 2019 and 2018.

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

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers.” ASU 2014-09 superseded the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Historically the Company has had no revenues.

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

The Company has adopted both of the ASUs on January 1, 2019. Prior comparative periods were not required to be restated and the ASUs have not had an impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2019 and 2018 consist of the following:

	December 31,	December 31,
	2019	2018
Furniture & fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

There were no depreciation and amortization expenses for the years ended December 31, 2019 and 2018, respectively.

NOTE 5 – DUE TO RELATED PARTY

As of January 1, 2018, the Company owed HEP Investments, LLC, a related party $475,834 pursuant to the terms an agreement with HEP Investments. The origin of the payable was a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt (see Note 7). During the year ended December 31, 2018, as a result of various financings HEP Investments earned an additional $96,595 in finance fees. In the same year the Company paid $140,000 in cash for a balance due to related party on December 31, 2018 of $432,429.

During the year ended December 31, 2019 the company borrowed an additional $110,500 in working capital. The total of $542,929 was repaid with cash of $78,000 and $464,929 by issuing 4,649,291 shares of common stock at $.10 per share.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DUE TO RELATED PARTY (CONTINUED)

For the years ended December 31, 2019 and 2018, the Company incurred additional finance costs related to these transactions of $-0- and $96,595, respectively.

NOTE 6 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

On January 1, 2018 the Company owed Mr. Christopher Maggiore, a director and significant shareholder $176,405 as a result of cash advances for continuing operations. During the year ended December 31, 2018, Mr. Maggiore advanced an additional $500,000 to the Company, which he then converted to 5,000,000 units of the Company at $.10 per unit. Each unit consisted of share of common stock and warrants to purchase 20% of one share of common stock at an exercise price of $.10 per share (1,000,000 warrants). As of December 31, 2018, the Company owed Mr. Maggiore $176,405 in principal and accrued interest of $111,369.

During the year ended December 31, 2019, Mr. Maggiore converted the principal balance of $176,405 and accrued interest of $135,431 at $.10 per share into 3,118,359 units of the Company at $.10 per unit. Each unit consisted of one share of common stock and five-year warrants to purchase 20% of one share of common stock (623,672 warrants) at $.10 per share. As of December 31, 2019, there were no outstanding loans payable to Maggiore.

During the December 31, 2019 and 2018, interest expense on this indebtedness was $40,364 and $45,172, respectively.

HEP Investments, LLC

In addition to amounts owed to HEP Investments pursuant to Convertible Debt (see Note 7), as of January 1, 2018, the Company owed HEP Investments $217,614. During the year ended December 31, 2018, HEP Investments loaned the Company an additional $1,751,187. Pursuant to the terms of the agreement with HEP Investments, $1,968,801 of these loans were used to purchase 11% Convertible Secured Promissory Notes, leaving a remaining loan balance of $-0- as of December 31, 2019 and December 31, 2018.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE DEBT (CONTINUED)

During the year ended December 31, 2018, the Company recorded debt discounts, related to $1,968,801 of Notes in the amount of $819,854 to reflect the relative fair value of the related warrants pursuant to “FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features” (ASC 470-20) as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. In accordance with ASC 470-20, the Company valued the beneficial conversion feature and recorded the amount of $613,758 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $206,096 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company is amortizing the debt discount over the term of the debt. The relative fair value of the debt discounts of $206,096 were calculated using the Black Scholes pricing model relying on the following assumptions: volatility 174.59% to 180.14%; annual rate of dividends 0%; discount rate 2.09% to 3.04% The Company is amortizing the debt discount over the term of the debt. Amortization of the debt discounts were $903,317 for the year ended December 31, 2018.

The Company amortized the debt discount over the term of the debt. Amortization of the debt discounts were $374,608 and $903,317 for the years ended December 31, 2019 and December 31, 2018, respectively

On March 29, 2019, the Company and the Lender entered into a “Debt Extension Agreement” whereby the Lender extended the maturity date of the Note to June 30, 2019. The Lender received no additional consideration related to this debt extension. The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

In October 2019, the Company issued to the Lender a warrant to purchase 2,000,000 shares of common stock at an exercise price of $.10 with a term of 5 years. The warrants were valued at $165,432 using the Black Scholes pricing model relying on the following assumptions: volatility 156.60%; annual rate of dividends 0%; discount rate 1.64%.

During the year ended December 31, 2019, the Lender converted $14,260,298 of the debt and $3,014,052 of accrued interest into 172,743,505 shares of the Company’s common stock (at $.10 per share).

As of December 31, 2019, the total shares of common stock, if the Lender converted the complete $4,090,342 convertible debt, including related accrued interest of $1,522,071, would be 56,166,406 shares, not including any future interest charges which may be converted into common stock.

As of December 31, 2019, the Company has not made the required annual interest payments and principal payments to the Lender. As the Company has not received a notice of default, pursuant to the terms of the Notes, the Company does not currently consider itself in default. Were the Company to default, additional interest would accrue at a rate of 16% per annum.

Paulson Investment Company, LLC - Related Debt

On August 24, 2016, the Company entered into a Placement Agent Agreement with Paulson Investment Company, LLC (Paulson). The agreement provided that Paulson could provide up to $2 million in financings through “accredited investors” (as defined by Regulation D of the Securities Act of 1933, as amended). As of December 31, 2016, the Company received funding of $1,250,000 through seven (7) individual loans (the “New Lenders”). Each loan included a (i) a Loan Agreement of the individual loan, (ii) a Convertible Secured Promissory Note (“New Lenders Notes”) in the principal amount of the loan, (iii) a Security Agreement under which the Company granted the Lender a security interest in all of its assets and (iv) an Intercreditor Agreement with HEP Investments, LLC (HEP) whereby HEP and the New Lenders agree to participate in all collateral on a pari passu basis. The loans have a two-year term and mature in September 2018 ($600,000) and October 2018 ($650,000). Paulson received a 10% cash finance fee for monies invested in the Company in the form of convertible debt, along with 5 year, $.10 warrants equal to 15% of the number of common shares for which the debt is convertible into at $.10 per share.

On September 24, 2018, one New Lender converted $300,000 of the debt and $64,280 of accrued interest into 3,642,800 shares of the Company’s common stock (at $.10 per share). On May 8, 2019, one of the New Lenders bought the note of another New Lender.

The New Lenders Notes are convertible into the Company’s restricted common stock at $.10 per share and bear interest at the rate of 11% per annum. The Company is in discussions through intermediaries with the remaining three (3) New Lenders to determine their intentions.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE DEBT (CONTINUED)

The New Lenders Notes must be repaid as follows: accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note. As of December 31, 2019, the Company has not made the required annual interest payments to five (5) New Lenders and is in default.

On January 15, 2020, two New Lenders converted $100,000 of the debt and $36,225 of accrued interest into 1,362,246 shares of the Company’s common stock (at $.10 per share) (see Note 12 – Subsequent Events). As the Company has not received notices of default, pursuant to the terms of the Notes, we do not currently consider ourselves in default to the three (3) remaining investors. Were the Company to be considered in default, additional interest would accrue at a rate of 16% per annum.

Other Debt

In September 2014, the Lender of the 1% convertible debentures agreed to rolling 30-day extensions until notice is given to the Company to the contrary. As of December 31, 2019, that agreement is still in place. The Company determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:

	December 31,	December 31,
	2019	2018
1% Convertible notes payable, due January 2020	$240,000	$240,000
11% Convertible note payable – HEP Investments, LLC, a related party, net of unamortized discount and debt issuance costs of $-0- and $1,562,425, respectively, due June 30, 2019 (as of December 31, 2019 no notice of default has been received)	4,090,342	16,788,215
11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to October 2019 (as of December 31, 2019 no notice of default has been received)	950,000	950,000
	5,280,342	17,978,215
Less: Current portion	5,280,342	17,978,215
Long term portion	$-	$-

As of December 31, 2019, there were no unamortized debt discounts or debt issuance costs included in Notes Payable. As of December 31, 2018, the reductions to Notes Payable of $1,562,425 consisted of, unamortized discounts of $374,608 and debt issuance costs of $1,187,817.

Amortization of debt discounts was $374,608 and $903,317 for the year ended December 31, 2019 and 2018, respectively.

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Recapitalization

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

The Company recorded directors’ fees of $232,614 and $424,065 for the years ended December 31, 2019 and 2018, respectively, representing the cash fees and the value of the vested warrants described above.

Stock Based Compensation

During the year ended December 31, 2018, pursuant to Board of Directors authorization, the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $.11 with a term of 5 years to a consultant (Executive Director of Asia Operations – see Note 10 – Related Party Transactions). The warrants were valued at $163,798 using the Black Scholes pricing model relying on the following assumptions: volatility 176.10%; annual rate of dividends 0%; discount rate 2.77%. Further, the Company issued warrants to purchase 5,334,081 shares of common stock at an exercise price of $.12 with a term of 5 years to an investment banker (see Note 8 – Stockholders’ Deficiency: Investment Banking, M&A and Corporate Advisory Agreement). The warrants were valued at $619,511 using the Black Scholes pricing model relying on the following assumptions: volatility 177.09% to 180.13%; annual rate of dividends 0%; discount rate 2.65% to 2.69%.

In May 2019, in connection with a Supply Consulting Agreement, the Company issued a warrant to purchase 5,000,000 shares of common stock at an exercise price of $.08 for a term of five years. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34% (See Note 9 – Commitments and Contingencies: Supply Chain Consulting Agreement). In October 2019, 2,000,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. In August 2019, the Company issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $.10 with a term of 5 years pursuant to an agreement with a financial consultant. The warrants were valued at $231,032 using the Black Scholes pricing model relying on the following assumptions: volatility 184.75%; annual rate of dividends 0%; discount rate 1.58%. In October 2019, the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $.10 with a term of 5 years pursuant to an agreement with a development consultant. The warrants were valued at $129,762 using the Black Scholes pricing model relying on the following assumptions: volatility 150.34%; annual rate of dividends 0%; discount rate 2.55%. In December 2019, the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $.18 with a term of 5 years pursuant to an agreement with a financial consultant. The warrants were valued at $61,424 using the Black Scholes pricing model relying on the following assumptions: volatility 184.10%; annual rate of dividends 0%; discount rate 1.68%.

Stock Issuances

During the year ended December 31, 2018, in connection with the issuance of $1,968,800 in principal of 11% Convertible Debenture the Company issued to HEP Investments 552,672 shares of common stock valued at $64,397 and various five-year warrants to purchase 1,543,801 shares of common stock at an exercise price of $.10 per share (see Note 7 – Convertible Debt). In addition, the Company received proceeds of $3,433,813 from the issuance of 34,338,129 shares of common stock at $.10 per share.

During the year ended December 31, 2019, the Company issued 26,500,000 shares of its common stock at $.10 per share, for proceeds of $2,650,000.  Of this amount, 20,500,000 shares ($2,050,000 of proceeds) were issued to private investors and 6,450,000 shares ($645,000 of proceeds) were issued to HEP Investments, a related party. The Company also issued to HEP Investments warrants to purchase 1,060,000 shares of common stock at an exercise price of $.10 with a term of 5 years in connection with the issuances. Investors exercised 9,688,917 common stock warrants, at an average price of $.10 per share, for proceeds of $982,017.  HEP Investments, a related party, exercised 618,750 of those warrants at an average of $.08 per share, representing $50,000 of the proceeds.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Stock Warrants Exercised

During the year ended December 31, 2019, HEP Investments, a principal shareholder and related party, assigned warrants to purchase 8,550,000 shares of the Company’s Common Stock to third party investors. These warrants were exercised in the fourth quarter at $.10 per share resulting in a capital raise of $855,000. Due to nature of this transaction, the Company considered the warrants to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $820,432 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 123.49% to 150.39%; annual rate of dividends 0%; discount rates ranging from 1.58% to 2.55%.

2019 Omnibus Long-Term Incentive Plan

On November 29, 2019, after approval from the Board, the Company entered into and adopted the 2019 Omnibus Long-Term Incentive Plan (the “2019 Incentive Plan”) for the purpose of enhancing the Registrant’s ability to attract and retain highly qualified directors, officers, key employees and other persons and to motivate such persons to improve the business results and earnings of the Company by providing an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. The 2019 Incentive Plan will be administered by the compensation committee of the Board who will, amongst other duties, have full power and authority to take all actions and to make all determinations required or provided for under the 2019 Incentive Plan. Pursuant to the 2019 Incentive Plan, the Company may grant options, share appreciation rights, restricted shares, restricted share units, unrestricted shares and dividend equivalent rights. The Plan has a duration of 10 years.

Subject to adjustment as described in the 2019 Incentive Plan, the aggregate number of common shares (“Shares”) available for issuance under the 2019 Incentive Plan is One Hundred Two Million (102,000,000) Shares. The exercise price of each Share subject to an Option (as defined in the 2019 Incentive Plan) shall be at least the Fair Market Value (as defined in the 2019 Incentive Plan) (except in the case of a more than 10% shareholder of the Company, in which case the price should not be less than 110% of the Fair Market Value) on the date of the grant of a Share and shall have a term of no more than ten years. As of December 31, 2019, 29 million Options have been issued to the Chief Executive Officer (see Note 9 – Commitments and Contingencies: Employment Agreement).

Common Stock Options

A summary of the status of the Company’s Options related to the 2019 Incentive Plan is presented below:

	December 31, 2019
	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-
Issued	29,000,000	0.10
Outstanding, end of period	29,000,000	$0.10

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Options outstanding and exercisable by price range as of December 31, 2019 were as follows:

Outstanding Options			Exercisable Options
		Average
		Weighted			Weighted
		Remaining			Average
Range of	Number	Contractual Life in Years	Exercise Price	Number	Exercise Price

$0.10	28,000,000	9.88	$0.10	28,000,000	$0.10
0.14	1,000,000	9.94	0.14	1,000,000	0.14
	29,000,000	9.88		29,000,000	$0.10

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

During the year ended December 31, 2018, the Company issued the following warrants pursuant to offers of employment with three employees: 1) to purchase 500,000 shares of common stock at an exercise price of $.10 with a term of 5 years (these warrants were valued at $33,045 using the Black Scholes pricing model relying on the following assumptions: volatility 175.59%; annual rate of dividends 0%; discount rate 2.36%), 2) to purchase 500,000 shares of common stock at an exercise price of $.11 with a term of 5 years (these warrants were valued at $81,897 using the Black Scholes pricing model relying on the following assumptions: volatility 176.04%; annual rate of dividends 0%; discount rate 2.81%); and 3) to purchase 1,000,000 shares of common stock at an exercise price of $.11 with a term of 5 years (these warrants were valued at $163,798 using the Black Scholes pricing model relying on the following assumptions: volatility 176.10%; annual rate of dividends 0%; discount rate 2.77%). These warrants will vest one year from issuance (June 19, 2019 ) (the Company has recorded $19,745 and $ 87,508 as stock-based compensation during year ended December 31, 2019 and 2018, respectively).

On February 12, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.10. The warrants were valued at $4,766 using the Black Scholes pricing model relying on the following assumptions: volatility 180.46%; annual rate of dividends 0%; discount rate 2.53%. On May 13, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.10. The warrants were valued at $4,800 using the Black Scholes pricing model relying on the following assumptions: volatility 181.72%; annual rate of dividends 0%; discount rate 2.18%. On August 7, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.08. The warrants were valued at $3,850 using the Black Scholes pricing model relying on the following assumptions: volatility 184.57%; annual rate of dividends 0%; discount rate 1.59%. On October 28, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.08. The warrants were valued at $3,859 using the Black Scholes pricing model relying on the following assumptions: volatility 186.77%; annual rate of dividends 0%; discount rate 1.66%.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	December 31, 2019		December 31, 2018
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	192,148,956	$0.09	119,301,754	$0.09
Issued	12,783,672	0.10	74,377,862	0.10
Exercised	(9,688,917)	0.10	-	-
Cancelled	(345,205)	0.11	-	-
Expired	(694,167)	0.17	(1,530,660)	0.26

Outstanding, end of period	194,204,339	$0.09	192,148,956	$0.09

Warrants outstanding and exercisable by price range as of December 31, 2019 were as follows:

Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$0.05	1,250,000	1.70	$0.05	1,250,000	$0.05
0.06	16,050,000	2.59	0.06	16,050,000	0.06
0.07	3,000,000	2.70	0.07	3,000,000	0.07
0.08	36,905,977	2.18	0.08	36,905,977	0.08
0.09	704,833	2.53	0.09	704,833	0.09
0.10	131,038,734	4.13	0.10	131,038,734	0.10
0.11	2,204,795	4.42	0.11	2,204,795	0.11
0.12	100,000	3.12	0.12	100,000	0.12
0.14	2,550,000	4.67	0.14	2,550,000	0.14
0.18	400,000	0.37	0.18	400,000	0.18
	194,204,339	4.34		194,204,339	$0.09

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9- COMMITMENTS AND CONTINGENCIES

Employment Agreement

On November 29, 2019, the Company entered into an amended and restated employment agreement with Andrew Dahl, Chief Executive Officer of the Company (“Mr. Dahl’s Employment Agreement” or the “Agreement”). Under the terms of Mr. Dahl’s Employment Agreement, Mr. Dahl will serve as chief executive officer of the Company for three years, with successive automatic renewals for one year terms, unless either party terminates the Agreement on at least sixty days’ notice prior to the expiration of the then current term of Mr. Dahl’s Employment Agreement. Mr. Dahl will receive an annual base salary, commencing on June 1, 2019, of $440,000 (“Base Salary”), of which $7,500 per month will be deferred until either of the following events occur: (i) within five (5) years after the Effective Date, the Company enters into a term sheet to receive at least $25,000,000 in equity or other form of investment or debt on terms satisfactory to the board of directors of the Company (the “Board”) including funding at closing on such terms of at least $10 million; or (ii) within twelve (12) months after the Effective Date that the Company receives revenue of at least $10 million. The Company has accrued $52,500 of the deferred salary as of December 31, 2019, reflected in accrued expenses on the Balance Sheet. The Base Salary shall be subject to annual review and increase (but not decrease) by the Board during the Employment Term with minimum annual increases of 4% over the previous year’s Base Salary.

Mr. Dahl is entitled to a Revenue Bonus (as defined in the Agreement) equal to 2% of the Company’s revenue contribution in accordance with a formula as detailed in the Agreement. No Revenue Bonus is payable in any year where there is an Operating Net Loss (as defined in the Agreement). For the 2020 fiscal year (January 1, 2020 to December 31, 2020) (“Year One”), the Company shall pay Mr. Dahl a bonus equal to 50% of his Base Salary if the Company achieves revenues for Year One which are (w) at least $500,000; and (x) greater than that for the 12-month period immediately preceding Year One. In addition, for 2021 fiscal year (January 1, 2021 through December 31, 2021) (“Year Two”), the Company shall pay Mr. Dahl a bonus equal to 50% of the Base Salary if the Company achieves revenues for Year Two which are (y) at least $500,000; and (z) greater than that for Year One.

Mr. Dahl was awarded a non-qualified option to purchase 28 million shares of the Company’s common stock at a price equal to the greater of $0.10 per share and the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan).

Mr. Dahl will be entitled to non-qualified performance-based options having an exercise price equal to the greater of $.10 per share and the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan), upon the attainment of specified milestones as follows: (i) Non-qualified option to purchase 1,000,000 common shares upon identification of bioactive agents in the Company product and filing of a patent with respect thereto; (ii) Non-qualified option to purchase 1,500,000 common shares upon entering into a contract under which the Company receives at least $500,000 in cash payments; (iii) Non-qualified option to purchase 1,500,000 common shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2M in cash or in-kind outlays); (iv) Non-qualified option to purchase 1,500,000 common shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2M in cash or in-kind outlays); and (v) Non-qualified option to purchase 1,500,000 common shares upon the Registrant entering into a pharmaceutical development agreement.

As it relates to the Company‘s wholly-owned subsidiary, Wellmetrix, LLC (“Wellmetrix”), if and when at least $2 million in equity capital is raised from a third party and invested in Wellmetrix in an arms-length transaction, Mr. Dahl shall be granted a warrant to purchase an equity interest in Wellmetrix that is equal to the equity interest in Wellmetrix owned by the Company at the time of the first tranche of any such capital raise (the “Wellmetrix Warrant”). The Wellmetrix Warrant shall be fully vested as of the date it is granted and shall expire on the tenth (10th) anniversary of the grant date. Once granted, the Wellmetrix Warrant may be exercised from time to time in whole or in part, with Mr. Dahl retaining any unexercised portion. The exercise price for the Wellmetrix Warrant shall be equal to the fair market value of the interest in Wellmetrix implied by the pricing of the first tranche of any such capital raise.

Mr. Dahl’s Employment Agreement provides that if a Change of Control (as defined in the Agreement) occurs and Mr. Dahl is not offered substantially equivalent employment with the successor corporation or Mr. Dahl’s employment is terminated without Cause (as defined in the Agreement) during the three month period prior to the Change of Control or the 24-month period following the Change of Control, 100% of Mr. Dahl’s unvested options will be fully. Mr. Dahl’s Employment Agreement also provides for severance payments of, amongst other things, 300% of base salary and 2x the amount of the Revenue Bonus in such event.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9- COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of December 31, 2019, the milestone relating to the identification of bioactive agents in the Company product and the filing of a patent with respect thereto was met, thereby triggering the option to purchase 1,000,000 common shares. As per the Agreement, the Company issued a non-qualified option to purchase 1 million shares of the Company according to the 2019 Incentive Plan at an exercise price of $.14 with a term of 10 years (these options were valued at $138,806 using the Black Scholes pricing model relying on the following assumptions: volatility 164.37%; annual rate of dividends 0%; discount rate 1.84%).

The Company issued a non-qualified option to purchase 28 million shares of the Company according to the 2019 Incentive Plan at an exercise price of $.10 with a term of 10 years (these options were valued at $2,497,161 using the Black Scholes pricing model relying on the following assumptions: volatility 164.20%; annual rate of dividends 0%; discount rate 1.84%).

Investment Banking, M&A and Corporate Advisory Agreement

On February 21, 2018 the Company entered into a one-year agreement with an Investment Banking, Merger and Acquisition (M&A) and Corporate Advisory firm (“Firm”). Pursuant to the terms of the agreement, the Company issued a warrant to purchase 2,326,504 shares of common stock at an exercise price of $.10 for a term of five years. The warrants were valued at $245,040 using the Black Scholes pricing model relying on the following assumptions: volatility 177.09%; annual rate of dividends 0%; discount rate 2.69%. In addition to the contract fee, the Company could potentially be obligated to pay up to an 8% M&A transaction fee (as defined in the Agreement) plus a warrant to purchase shares of common stock equal to between 0.5% and 1.0%. As of December 31, 2018, the Company issued warrants to purchase 3,007,132 shares of common stock at an exercise price of $.13 with a term of 5 years to an investment banker. The warrants were valued at $374,511 using the Black Scholes pricing model relying on the following assumptions: volatility 180.13%; annual rate of dividends 0%; discount rate 2.65%. As a result of this issuance, any further potential obligation to pay a M&A transaction fee relating to warrants to purchase shares of common stock would be equal to 0.5% of the post financing fully shares outstanding at an exercise price equal to the valuation / share price of the financing (see Note 8 – Stockholders’ Deficiency).

On September 30, 2019, effective July 9, 2019, the Company entered into an agreement with a Financial Advisor. The Financial Advisor has been engaged in an exclusive arrangement in connection with the proposed securities offering and sale of up to $35 million of the Company’s Common Stock. The Company has agreed to pay the Financial Advisor, upon the acceptance of a successful funding transaction, a fee of 1% of the aggregate value of the transaction and a warrant to purchase up to 6,000,000 shares of common stock at an exercise price of $.10 for a term of five years. As of December 31, 2019, in connection with this agreement, no successful funding transactions have taken place and no warrants have been issued.

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”) (see Note 8 – Stockholders’ Deficiency). In May 2019, the Company issued a supplemental warrant to purchase 5,000,000 shares of common stock at an exercise price of $.08 for a term of five years to the Consultant. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34%. In October 2019, 2,000,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase nineteen million (19,000,000) shares of the Company’s common stock at an exercise price of $0.10 per share. As of December 31, 2019, the Development Project has not closed, and the warrants have not yet been issued. The Board of Directors has also authorized the Company to issue to Consultant a cashless warrant with a five-year term to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share at its discretion. As of December 31, 2019, such warrant has not been issued.

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

See Note 8 – Stockholder’ Deficiency for disclosure of compensation to the Chief Executive Officer and Chief Financial Officer.

Employment Agreement

See Note 9 – Commitments and Contingencies and Note 12 – Subsequent Event for disclosures of the Employment Agreements with the Chief Executive Officer and Chief Financial Officer.

NOTE 11 - INCOME TAXES

At December 31, 2018 the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $76,746,000, which may be applied against future taxable income, if any, at various dates from 2019 through 2039. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2019 the Company had a deferred tax asset of approximately $20,721,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal and State Statutory Rate of 27% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $3,788,000 in 2019.

NOTE 12 – SUBSEQUENT EVENTS

LOAN PAYABLE, RELATED PARTIES

As of March 26, 2020, the Company received proceeds of $40,000 from Chris Maggiore and HEP Investments to be used as working capital.

CONVERTIBLE DEBT

Paulson Investment Company, LLC - Related Debt

On January 15, 2020, two New Lenders converted $100,000 of the debt and $36,225 of accrued interest into 1,362,246 shares of the Company’s common stock (at $.10 per share) (see Note 7 - Convertible Debt).

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS (CONTINUED)

STOCKHOLDERS’ DEFICIENCY and COMMITMENTS AND CONTINGENCIES

Stock Issuances

Through March 26, 2020, HEP Investments, a principal shareholder and related party, assigned warrants to purchase 4,100,000 shares of the Company’s Common Stock to third party investors. The Company received proceeds of $410,000 from the issuance of 4,100,000 shares of common stock from the exercise of those warrants.

Employment Agreement

On March 4, 2020, the Company entered into an employment letter with Philip Rice, Chief Financial Officer of the Company (“Agreement”). Under the terms of the Agreement, Mr. Rice will serve as Chief Financial Officer of the Company for one year, with successive automatic renewals for one year terms, unless either party terminates the Agreement on at least sixty days’ notice prior to the expiration of the then current term of the Agreement. Mr. Rice will receive an annual base salary, commencing on January 1, 2020, of $280,000 (“Base Salary”). The Base Salary shall increase to $300,000, when the following event occurs: within one (1) year after the Effective Date, the Company enters into a term sheet and receives the related financing to receive at least $15,000,000 in equity or other form of investment or debt (“Third Party Financing”) on terms satisfactory to the board of directors of the Company (the “Board”). On the date the Agreement is executed, Mr. Rice shall receive a fully-vested nonqualified stock option to purchase 2,000,000 shares of the Company’s common stock at a price equal to the greater of $0.10 per share and the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan),10 year term and a $25,000 retention bonus.

Mr. Rice shall also receive a $50,000 and a fully-vested nonqualified stock option to purchase 2,000,000 shares of the Company’s common stock at a price equal to the greater of $0.10 per share and the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan),10 year term, upon the closing, prior to December 31, 2020, of Third Party Financing which raises at least $15,000,000, as long as Mr. Rice was employed at the time of closing or was employed within one year prior to the closing.

If, upon the closing prior to December 31, 2021 of Third Party Financing which raises at least $10,000,000 for the Company, Mr. Rice shall receive an additional bonus of $50,000, as long as Mr. Rice was employed at the time of closing or if employed within one year prior to the closing.

Mr. Rice’s Agreement provides that if a Change of Control (as defined in the Agreement) occurs and Mr. Rice is not offered substantially equivalent employment with the successor corporation or Mr. Rice’s employment is terminated without Cause (as defined in the Agreement) during the three month period prior to the Change of Control or the 24-month period following the Change of Control, 100% of Mr. Rice’s unvested options will be fully vested and the restrictions on his restricted shares will lapse. Mr. Rice’s Agreement also provides for severance payments of, amongst other things, a lump sum payment of 300% of base salary and payment of 24 months of the base salary in such event.

Mr. Rice’s will receive the following severance benefits following a termination (as defined) of employment: a continuation of his Base Salary for one (1) year and a fully-vested, nonqualified stock option to purchase 1,000,000 shares of the Company’s common stock at a price equal to the greater of $0.10 per share and the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan), 10 year term.

Employment Agreements

In 2020, the Company entered into Employment Letters (“Agreement”) with two of its key employees. The Agreements provide, among other items, for immediate issuance of 6,500,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and shall have a term of five years. Based on certain performance milestones, the Agreements also provide for the issuance of an additional 10,000,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and shall have a term of five years. The agreements provide for a base salary and cash performance bonuses.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS (CONTINUED)

COVID-19 STATEMENT

The Company is carefully monitoring the effects the COVID-19 global pandemic is having on its operations.  Currently, the main potential effect is the uncertainty of the Company’s ability to raising capital.  Based on the nature of our operations, employees are able to work remotely with access to teleconferencing and video conferencing.  The research partners utilized by the Company are currently providing services as requested, although some University researchers have limited availability as their campuses have closed down, with the expectation they will reopen sometime in April 2020.  However, the Company cannot make any assurances the research partners will open as expected and perform at the levels as required until the COVID-19 situation is resolved. Other contract research organizations have remained open and accessible, although some resources have delayed response effectiveness.

EXHIBIT INDEX

Exhibit
Number	Title
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.1.1	Amendment to Articles of Incorporation of the Company, dated July 24, 2012	(2)
3.1.2	Amended Articles of Incorporation dated October 16, 2014 for name change	(3)
3.1.3	Certificate to Amendment of Articles of Incorporation dated November 14, 2016	(4)
3.1.4	Certificate to Amendment dated May 2, 2019	(5)
3.2	Amended and restated By-laws of the Company	(6)
4.1	Description of Securities	*
10.1	Security Agreement with HEP Investments, LLC ($100K loan) dated September 8, 2011	(7)
10.2	Senior Secured Note with HEP Investments, LLC ($100K loan) dated September 8, 2011	(8)
10.3	Loan Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(9)
10.4	Senior Secured Note with HEP Investments, LLC ($2M loan) dated December 2, 2011	(10)
10.5	Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(11)
10.6	IP Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(12)
10.7	Amended and Restated Senior Secured Convertible Promissory Note and the First Amendment to Loan Agreement with HEP Investments, LLC dated April 15, 2013	(13)
10.8	Second Amendment to Loan Agreement with HEP Investments, LLC dated December 16, 2013	(14)
10.9	Third Amendment to Loan Agreement with HEP Investments, LLC dated March 17, 2014	(15)
10.10	Third Amendment to Loan Agreement with HEP Investments, LLC dated July 1, 2014	(16)
10.11	Fourth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated July 1, 2014	(17)
10.12	Fourth Amendment to Loan Agreement with HEP Investments, LLC dated December 1, 2014	(18)
10.13	Fifth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated December 1, 2014	(19)
10.14	Fifth Amendment to Loan Agreement with HEP Investments, LLC dated April 28, 2015	(20)
10.15	Sixth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated April 28, 2015	(21)
10.16	Sixth Amendment to Loan Agreement with HEP Investments, LLC dated December 31, 2015	(22)
10.17	Seventh Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated December 31, 2015	(23)
10.18+	Amended and Restated Employment Agreement with Andrew Dahl, the Registrant’s CEO	(24)
10.19	Seventh Amendment to Loan Agreement with HEP Investments, LLC dated September 30, 2016	(25)
10.20	Eighth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated September 30, 2016	(26)
10.21	Eighth Amendment to Loan Agreement with HEP Investments, LLC dated March 1, 2017	(27)
10.22	Ninth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated March 1, 2017	(28)
10.23+	Amended and Restated Change of Control Agreement dated April 21, 2017	(29)
10.24	Limited License Agreement with NutriQuest dated April 20, 2017	(30)
10.25	Amended and Restated Registration Rights Agreement with HEP Investments, LLC (Lender) and Strome Mezzanine Fund LP dated October 18, 2017	(31)
10.26	Ninth Amendment to Loan Agreement with HEP Investments, LLC dated January 31, 2018	(32)
10.27	Tenth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated January 31, 2018	(33)
10.28	Tenth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated May 16, 2018	(34)
10.29	Eleventh Amendment to Loan Agreement with HEP Investments, LLC dated May 16, 2018	(35)
10.30+	Amended and Restated Change of Control Agreement dated December 31, 2018	(36)
10.31	Debt Extension Agreement HEP Investments, LLC dated March 29, 2019	(37)
10.32	Debt Conversion Agreement with HEP Investments, LLC dated April 5, 2019	(38)

1

10.33+	Amended and Restated Employment Agreement with Andrew Dahl, dated as of November 29, 2019	*
10.34+	2019 Omnibus Long-Term Incentive Plan	*
10.35+	Philip M. Rice Employment Letter, dated as of March 4, 2020	*
10.36+	Stock Option Grant Notice for 2019 Omnibus Long-Term Incentive Plan - A. Dahl	*
10.37+	Stock Option Grant Notice for 2019 Omnibus Long-Term Incentive Plan	*
14.1	Code of Ethics	*
21.1	Subsidiaries of the Registrant	*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
*	Filed herewith.
+	Indicates management contract or compensatory plan.

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

(5)Filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on May 7, 2019 and incorporated by this reference.

(6)Filed as Exhibit 3.2 to the Registrant’s Form 10Q filed with the Commission on May 17, 2010 and incorporated by this reference.

(7)Filed as Exhibit 10.04 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(8)Filed as Exhibit 10.05 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(9)Filed as Exhibit 10.06 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(10)Filed as Exhibit 10.07 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(11)Filed as Exhibit 10.08 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(12)Filed as Exhibit 10.09 to Form 10K filed with the Commission on March 30, 2012 and incorporated by this reference.

(13)Filed as Exhibit 10.24 to Form 10Q filed with the Commission on May 16, 2013 and incorporated by this reference.

(14)Filed as Exhibit 10.26 to Form 10K filed with the Commission on March 31, 2014 and incorporated by this reference.

(15)Filed as Exhibit 10.27 to Form 10K filed with the Commission on March 31, 2014 and incorporated by this reference.

(16)Filed as Exhibit 10.28 to Form 10Q filed with the Commission on August 14, 2014 and incorporated by this reference.

2

(17)Filed as Exhibit 10.29 to Form 10Q filed with the Commission on August 14, 2014 and incorporated by this reference.

(18)Filed as Exhibit 10.31 to Form 8K filed with the Commission on December 26, 2014 and incorporated by this reference.

(19)Filed as Exhibit 10.32 to Form 8K filed with the Commission on December 26, 2014 and incorporated by this reference.

(20)Filed as Exhibit 10.33 to Form 8K filed with the Commission on May 1, 2015 and incorporated by this reference.

(21)Filed as Exhibit 10.34 to Form 8K filed with the Commission on May 1, 2015 and incorporated by this reference.

(22)Filed as Exhibit 10.36 to Form 8K filed with the Commission on January 7, 2016 and incorporated by this reference.

(23)Filed as Exhibit 10.37 to Form 8K filed with the Commission on January 7, 2016 and incorporated by this reference.

(24)Filed as Exhibit 10.39 to Form 10Q filed with the Commission on August 12, 2016 and incorporated by this reference.

(25)Filed as Exhibit 10.40 to Form 8K filed with the Commission on October 5, 2016 and incorporated by this reference.

(26)Filed as 10.41 to Form 8K filed with the Commission on October 5, 2016 and incorporated by this reference.

(27)Filed as Exhibit 10.42 to Form 8K filed with the Commission on March 6, 2017 and incorporated by this reference.

(28)Filed as Exhibit 10.43 to Form 8K filed with the Commission on March 6, 2017 and incorporated by this reference.

(29)Filed as Exhibit 10.1 to Form 10Q filed with the Commission on May 12, 2017 and incorporated by this reference.

(30)Filed as Exhibit 10.2 to Form 10Q filed with the Commission on May 12, 2017 and incorporated by this reference.

(31)Filed as Exhibit 10.1 to Form 10Q filed with the Commission on October 19, 2017 and incorporated by this reference.

(32)Filed as Exhibit 10.1 to Form 8K filed with the Commission on February 12, 2018 and incorporated by this reference.

(33)Filed as Exhibit 10.2 to Form 8K filed with the Commission on February 12, 2018 and incorporated by this reference.

(34)Filed as Exhibit 10.1 to Form 8K filed with the Commission on May 18, 2018 and incorporated by this reference.

(35)Filed as Exhibit 10.2 to Form 8K filed with the Commission on May 18, 2018 and incorporated by this reference.

(36)Filed as Exhibit 10.1 to Form 8K filed with the Commission on January 7, 2019 and incorporated by this reference.

(37)Filed as Exhibit 10.1 to Form 8-K filed with the Commission on April 8, 2019 and incorporated by this reference.

(38)Filed as Exhibit 10.2 to Form 8-K filed with the Commission on April 8, 2019 and incorporated by this reference.

3