Form 10-Q
period 2020-03-31
Zivo Bioscience, Inc.
filed 2020-05-11
CIK 1101026

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 000-30415

Zivo Bioscience, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2804 Orchard Lake Rd., Suite 202, Keego Harbor, MI 48320

(Address of principal executive offices)

(248) 452 9866

(Registrant’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of regulation ST (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and files). Yes [X] No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[X]	Smaller reporting company
[ ]	Accelerated filer	[ ]	Emerging growth company
[ ]	Non-accelerated filer

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes [   ] No [X]

There were 406,634,877 shares of common stock, $0.001 par value, outstanding at May 11, 2020.

FORM 10-Q

ZIVO BIOSCIENCE, INC. INDEX

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$10,043	$346,111
Accounts Receivable	20,000	-
Prepaid Expenses	148,873	23,282
Total Current Assets	178,916	369,393

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$178,916	$369,393

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$1,823,656	$1,372,428
Loans Payable, Related Parties	46,000	-
Convertible Debentures Payable	5,180,342	5,280,342
Accrued Interest	2,053,238	1,952,606
Accrued Liabilities – Other	223,694	102,500
Total Current Liabilities	9,326,930	8,707,876

LONG TERM LIABILITIES:	-	-

TOTAL LIABILITIES:	9,326,930	8,707,876

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 1,200,000,000 shares authorized; 403,891,695 and 396,736,506 issued and outstanding at March 31, 2020 and December 31, 2019	403,892	396,737
Additional Paid-In Capital	82,949,018	81,222,726
Accumulated deficit	(92,500,924)	(89,957,946)
Total Stockholders' Deficit	(9,148,014)	(8,338,483)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$178,916	$369,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

REVENUES:
Service Revenue	$20,000	$-
Total Revenues	20,000	-

COSTS AND EXPENSES:
General and Administrative	693,573	309,469
Professional fees and Consulting expense	156,449	292,322
Research and Development	1,576,100	366,061

Total Costs and Expenses	2,426,122	967,852

LOSS FROM OPERATIONS	(2,406,122)	(967,852)

OTHER INCOME (EXPENSE):
Amortization of Debt Discount	-	(374,608)
Interest expense	(24,427)	(27,307)
Interest expense – related parties	(112,429)	(1,687,229)
Total Other Income (Expense)	(136,856)	(2,089,144)

NET LOSS	$(2,542,978)	$(3,056,996)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	401,570,764	180,608,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Cash Flows for Operating Activities:
Net Loss	$(2,542,978)	$(3,056,996)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock and warrants issued for services rendered - Related Party	297,247	4,767
Stock and warrants issued for services rendered	898,975	19,745
Amortization of debt issuance costs	-	1,549,381
Changes in assets and liabilities:
(Increase) in accounts receivable	(20,000)	-
(Increase) in prepaid expenses	(125,592)	(76,861)
Increase in accounts payable	451,229	380,418
Increase in accrued liabilities and interest	258,051	603,312
Net Cash (Used) by Operating Activities	(783,068)	(576,234)

Cash Flows from Investing Activities:	-	-

Cash Flow from Financing Activities:
Proceeds from loan payable, related party, net	46,000	41,629
Proceeds from exercise of common stock warrants	376,000	150,000
Proceeds from the sale of common stock	25,000	-
Net Cash Provided by Financing Activities	447,000	191,629

(Decrease) in Cash	(336,068)	(384,605)

Cash at Beginning of Period	346,111	388,890
Cash at End of Period	$10,043	$4,285

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2020:

During the quarter ended March 31, 2020, $100,000 of 11% Convertible Notes, as well as $36,225 in related accrued interest were converted at $.10 per share into 1,362,247 shares of the Company’s common stock.

During the quarter ended March 31, 2020, a principal shareholder and related party assigned warrants to purchase 3,750,000 shares of the Company’s Common Stock to third party investors and such warrants were exercised in the first quarter of 2020 at $.10 per share resulting in the issuance of 3,750,000 shares of common stock for gross proceeds of $375,000. The Company considered the warrants to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $453,441 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 128.20% to 142.46%; annual rate of dividends 0%; discount rates ranging from 0.66% to 1.65%.

Three Months Ended March 31, 2019:

During the quarter ended March 31, 2019, $464,929 of Due to Related Party was converted at $.10 per share into 4,649,291 shares of the Company’s common stock.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly- owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2019 consolidated audited financial statements and Notes thereto included in the Annual Report on Form 10-K filed with the SEC on March 26, 2020.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020, or any other period.

The Company incurred a net loss of $2,542,978 for the three months ended March 31, 2020. In addition, the Company had a working capital deficiency of $9,148,014 and a stockholders’ deficit of $9,148,014 at March 31, 2020. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. During the quarter ended March 31, 2020, the Company received proceeds of $401,000 from the issuance of common stock and exercise of common stock warrants and $46,000 in loans from related parties. There can be no assurance that the Company will be able to raise additional capital.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At March 31, 2020, the Company did not have any cash equivalents.

Property and Equipment

Property and equipment consist of furniture, office equipment, and leasehold improvements, and are carried at cost less allowances for depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets. Repair and maintenance costs that do not improve service potential or extend the economic life of an existing fixed asset are expensed as incurred.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Debt Issuance Costs

The Company follows authoritative guidance for accounting for financing costs (as amended) as it relates to convertible debt issuance costs. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Debt Issuance Costs are reported on the balance sheet as a direct deduction from the face amount of the related notes. Amortization of debt issuance costs amounted to $-0- and $1,174,772 and are included in Interest Expense and Interest Expense – Related Parties on the condensed consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, and December 31, 2019 there were no unamortized Debt Issuance costs included in the condensed consolidated Balance Sheets as presented in these financial statements.

Revenue Recognition

Revenue is recognized in accordance with revenue recognition accounting guidance, which utilizes five steps to determine whether revenue can be recognized and to what extent: (i) identify the contract with a customer; (ii) identify the performance obligation(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) determine the recognition period. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, Revenue from Contracts with Customers, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Significant judgments exercised by management include the identification of performance obligations, and whether such promised goods or services are considered distinct. The Company evaluates promised goods or services on a contract by contract basis to determine whether each promise represents a good or service that is distinct or has the same pattern of transfer as other promises. A promised good or service is considered distinct if the customer can benefit from the good or service independently of other goods/services either in the contract or that can be obtained elsewhere, without regard to contract exclusivity, and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contact. If the good or service is not considered distinct, the Company combines such promises and accounts for them as a single combined performance obligation.

For three months ended March 31, 2020 and 2019, the Company had $20,000 and $-0- of revenue, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the three months ended March 31, 2020 and 2019, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The Company's research and development costs consist of internal costs and external clinical study expenses. These consist of salaries, fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. Research and development costs were approximately $1,576,000 and $366,000 for the quarters ended March 31, 2020 and 2019, respectively.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

During the three months ended March 31, 2020 and 2019, options and warrants were granted to employees and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $1,196,222 and $24,512 for these periods, respectively.

The fair value of options and warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected volatility	163.68% to 184.19%	180.46%
Expected dividends	0%	0%
Expected term	5 to 10 years	5 years
Risk free rate	0.79% to 1.45%	2.53%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities as of March 31, 2020, consisted of 73,836,601 common shares from convertible debentures and related accrued interest and 227,944,339 common shares from outstanding options and warrants. Potentially dilutive securities as of March 31, 2019, consisted of 237,650,674 common shares from convertible debentures and related accrued interest and 191,803,751 common shares from outstanding warrants. For the three months ended March 31, 2020 and 2019 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the three months ended March 31, 2020 and 2019.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize all leases, with limited exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, ASU No. 2018-11, Targeted Improvements, and ASU No. 2018-20, Narrow-Scope Improvements for Lessors, to clarify and amend the guidance in ASU No. 2016-02. ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.

The Company has adopted both of the ASUs. Prior comparative periods were not required to be restated and the ASUs have not had an impact on the Company’s consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020 (Unaudited)	December 31, 2019
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

There were no depreciation and amortization expenses for the three months ended March 31, 2020 and 2019.

NOTE 4 – DUE TO RELATED PARTY

The Company pays HEP Investments, LLC, a related party, a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt (see Note 6). During the quarter ended March 31, 2019, the balance of $432,429 was converted at $.10 per share into 4,324,291 shares of the Company’s common stock. As of March 31, 2020, and December 31, 2019, there were no outstanding balances due to related parties related to the Company’s convertible debt.

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

As of March 31, 2020, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, is owed $20,000 in principal representing advances to the Company, as well as accrued interest of $253. The Company is currently accruing agreed upon interest of 11%.

During the three months ended March 31, 2020 and March 31, 2019, the Company accrued interest expense on loans payable to Mr. Maggiore of $253 and $7,814, respectively.

HEP Investments, LLC

As of March 31, 2020, HEP Investments, LLC is owed $26,000 in principal representing advances to the Company.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (the “Lender”), entered into the following documents, effective as of December 1, 2011, as amended through May 16, 2018: (i) a Loan Agreement under which the Lender has agreed to advance up to $20,000,000 to the Company, subject to certain conditions, (ii) a Convertible Secured Promissory Note in the principal amount of $20,000,000 (“Note”) (of which a total of $18,470,640 has been funded, with a total of $14,380,298 converted into 143,702,981 shares of common stock, leaving a balance advanced of $4,090,342 as of March 31, 2020), (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets, (iv) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision) which expired September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $2,000,000 called for by the Loan Agreement, and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

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

As of March 31, 2020, the Company has not made the required annual interest payments and principal payments to the Lender. As the Company has not received a notice of default, pursuant to the terms of the Notes, the Company does not currently consider itself in default. Were the Company to default, additional interest would accrue at a rate of 16% per annum.

Based on the above, as of March 31, 2020, the total shares of common stock, if the Lender converted the complete $4,090,342 convertible debt, including related accrued interest of $1,634,247, would be 57,245,895 shares, not including any future interest charges which may be converted into common stock.

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

On January 15, 2020, two New Lenders converted $100,000 of the debt and $36,225 of accrued interest into 1,362,246 shares of the Company’s common stock (at $.10 per share).

The New Lenders Notes state that they will be repaid as follows: accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT (continued)

As of March 31, 2020, the Company has not made the required annual interest payments to three (3) New Lenders and is in default. As the Company has not received notices of default, pursuant to the terms of the Notes, we do not currently consider ourselves in default to the three (3) remaining investors. Were the Company to be considered in default, additional interest would accrue at a rate of 16% per annum.

Other Debt

In September 2014, the Lender of the 1% convertible debentures agreed to rolling 30-day extensions until notice is given to the Company to the contrary. As of March 31, 2020, that agreement is still in place. The Company determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	March 31, 2020 (Unaudited)	December 31, 2019
1% Convertible notes payable, due April 30, 2020 (at March 31, 2020)	$240,000	$240,000

11% Convertible note payable – HEP Investments LLC, a related party, due June 30, 2019 (as of March 31, 2020 no notice of default has been received)	4,090,342	4,090,342

11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to October 2019 (as of March 31, 2020 no notice of default has been received)	850,000	950,000
	5,180,342	5,280,342
Less: Current portion	5,180,342	5,280,342
Long term portion	$-	$-

Amortization of debt discounts was $-0- and $374,608 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

The Company recorded directors’ fees of $10,000 and $10,000 during the three months ended March 31, 2020 and 2019, representing the cash fees.

Stock Issuances

During the three months ended March 31, 2020, the Company issued 156,252 shares at $.16 per share for proceeds of $25,000.

During the three months ended March 31, 2019, the Company issued 1,500,000 shares at $.10 per share for proceeds of $150,000. In addition, the Company issued 4,649,291 shares of the Company’s common stock for the conversion of $464,929 of Due to and Loans Payable – related party at $.10 per share.

Stock Warrants Exercised

During the three months ended March 31, 2020, HEP Investments, a principal shareholder and related party, assigned warrants to purchase 3,750,000 shares of the Company’s Common Stock to third party investors. These warrants were exercised at $.10 per share resulting in a capital raise of $375,000. Due to nature of this transaction, the Company considered the warrants to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $453,441 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 128.20% to 142.46%; annual rate of dividends 0%; discount rates ranging from 0.66% to 1.65%.

In addition, the Company issued 10,000 shares of the Company’s Common Stock at $.10 per share for proceeds of $1,000 from the exercise of warrants.

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

Subject to adjustment as described in the 2019 Incentive Plan, the aggregate number of common shares (“Shares”) available for issuance under the 2019 Incentive Plan is One Hundred Two Million (102,000,000) Shares. The exercise price of each Share subject to an Option (as defined in the 2019 Incentive Plan) shall be at least the Fair Market Value (as defined in the 2019 Incentive Plan) (except in the case of a more than 10% shareholder of the Company, in which case the price should not be less than 110% of the Fair Market Value) on the date of the grant of a Share and shall have a term of no more than ten years. As of March 31, 2020, 37,500,000 Options have been issued with terms between 5 years and 10 years. Based on certain performance milestones, the Agreements also provide for the issuance of an additional 19,000,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and shall have a term of no more than ten years.

Common Stock Options

A summary of the status of the Company’s Options related to the 2019 Incentive Plan is presented below:

	March 31, 2020		December 31, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	29,000,000	$0.10	-	$-
Issued	8,500,000	0.15	29,000,000	0.10
Outstanding, end of period	37,500,000	$0.11	29,000,000	$0.10

Options outstanding and exercisable by price range as of March 31, 2020 were as follows:

Outstanding Options			Exercisable Options
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.10	28,000,000	9.63	$0.10	28,000,000	$0.10
0.13	3,500,000	4.95	0.13	3,500,000	0.13
0.14	1,000,000	9.69	0.14	1,000,000	0.14
0.15	2,000,000	9.93	0.15	2,000,000	0.15
0.16	3,000,000	4.86	0.16	3,000,000	0.16
	37,500,000	8.83		37,500,000	$0.11

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT (Continued)

Executive Compensation

On March 4, 2020, the Company entered into an employment letter with Philip Rice, Chief Financial Officer of the Company (“Agreement”). Under the terms of the Agreement, Mr. Rice will serve as Chief Financial Officer of the Company for one year, with successive automatic renewals for one year terms, unless either party terminates the Agreement on at least sixty days’ notice prior to the expiration of the then current term of the Agreement. Mr. Rice will receive an annual base salary, commencing on January 1, 2020, of $280,000 (“Base Salary”). The Base Salary shall increase to $300,000, when the following event occurs: within one (1) year after the Effective Date, the Company enters into a term sheet and receives the related financing to receive at least $15,000,000 in equity or other form of investment or debt (“Third Party Financing”) on terms satisfactory to the board of directors of the Company (the “Board”). On the date the Agreement was executed, Mr. Rice received a $25,000 retention bonus and was issued a fully-vested nonqualified stock option to purchase 2,000,000 shares of the Company’s common stock at a price $0.15 per share with a term of 10 years (these options were valued at $297,248 using the Black Scholes pricing model relying on the following assumptions: volatility 163.68%; annual rate of dividends 0%; discount rate 1.02%).

Mr. Rice shall also receive a bonus of $50,000 and a fully-vested nonqualified stock option to purchase 2,000,000 shares of the Company’s common stock at a price equal to the greater of $0.10 per share and the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan), 10 year term, upon the closing, prior to December 31, 2020, of Third Party Financing which raises at least $15,000,000, as long as Mr. Rice was employed at the time of closing or was employed within one year prior to the closing. If, upon the closing prior to December 31, 2021 of Third Party Financing which raises at least $10,000,000 for the Company, Mr. Rice shall receive an additional bonus of $50,000, as long as Mr. Rice was employed at the time of closing or if employed within one year prior to the closing.

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

Prior to this Agreement, as compensation for serving as Chief Financial Officer, the Company, quarterly, issues warrants to purchase 50,000 shares of common stock to Philip M. Rice at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and compliant manner, at which time such warrants would vest. On February 12, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.10. The warrants were valued at $4,766 using the Black Scholes pricing model relying on the following assumptions: volatility 180.46%; annual rate of dividends 0%; discount rate 2.53%.

Employment Agreements

In the three months ended March 31, 2020, the Company entered into Employment Letters (“Agreements”) with two of its key employees. The Agreements provide, among other items, for immediate issuance of 6,500,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and shall have a term of five years (these options were valued at $898,975 using the Black Scholes pricing model relying on the following assumptions: volatility 183.87% and 184.19%; annual rate of dividends 0%; discount rate 0.79% and 1.45%). Based on certain performance milestones, the Agreements also provide for the issuance of an additional 10,000,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and shall have a term of five years. The agreements provide for a base salary and cash performance bonuses.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT (Continued)

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below:

	March 31, 2020		December 31, 2019
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	194,204,339	$0.09	192,148,956	$0.09
Issued	-	-	12,783,672	0.10
Exercised	3,760,000	0.10	(9,688,917)	0.10
Cancelled	-	-	(345,205)	0.11
Expired	-	-	(694,167)	0.17
Outstanding, end of period	190,444,339	$0.09	194,204,339	$0.09

Warrants outstanding and exercisable by price range as of March 31, 2020 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.05	1,250,000	1.45	$0.05	1,250,000	$0.05
0.06	16,050,000	2.34	0.06	16,050,000	0.06
0.07	3,000,000	2.45	0.07	3,000,000	0.07
0.08	36,905,977	1.93	0.08	36,905,977	0.08
0.09	704,833	1.43	0.09	704,833	0.09
0.10	127,278,734	3.06	0.10	127,278,734	0.10
0.11	2,204,795	3.16	0.11	2,204,795	0.11
0.12	100,000	1.87	0.12	100,000	0.12
0.14	2,550,000	3.50	0.14	2,550,000	0.14
0.18	400,000	4.75	0.18	400,000	0.18
	190,444,339	2.76		190,444,339	$0.09

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- COMMITMENTS AND CONTINGENCIES

Employment Agreement

On November 29, 2019, the Company entered into an amended and restated employment agreement with Andrew Dahl, Chief Executive Officer of the Company (“Mr. Dahl’s Employment Agreement” or the “Agreement”). Under the terms of Mr. Dahl’s Employment Agreement, Mr. Dahl will serve as chief executive officer of the Company for three years, with successive automatic renewals for one year terms, unless either party terminates the Agreement on at least sixty days’ notice prior to the expiration of the then current term of Mr. Dahl’s Employment Agreement. Mr. Dahl will receive an annual base salary, commencing on June 1, 2019, of $440,000 (“Base Salary”), of which $7,500 per month will be deferred until either of the following events occur: (i) within five (5) years after the Effective Date, the Company enters into a term sheet to receive at least $25,000,000 in equity or other form of investment or debt on terms satisfactory to the board of directors of the Company (the “Board”) including funding at closing on such terms of at least $10 million; or (ii) within twelve (12) months after the Effective Date that the Company receives revenue of at least $10 million. The Company has accrued $75,000 of the deferred salary as of March 31, 2020, reflected in accrued expenses on the Balance Sheet. The Base Salary shall be subject to annual review and increase (but not decrease) by the Board during the Employment Term with minimum annual increases of 4% over the previous year’s Base Salary.

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

Mr. Dahl will be entitled to non-qualified performance-based options having an exercise price equal to the greater of $.10 per share and the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan), upon the attainment of specified milestones as follows: (i) Non-qualified option to purchase 1,000,000 common shares upon identification of bioactive agents in the Company product and filing of a patent with respect thereto; (ii) Non-qualified option to purchase 1,500,000 common shares upon entering into a contract under which the Company receives at least $500,000 in cash payments; (iii) Non-qualified option to purchase 1,500,000 common shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2M in cash or in-kind outlays); (iv) Non-qualified option to purchase 1,500,000 common shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2M in cash or in-kind outlays); and (v) Non-qualified option to purchase 1,500,000 common shares upon the Company entering into a pharmaceutical development agreement.

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

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”) (see Note 8 – Stockholders’ Deficiency). In May 2019, the Company issued a supplemental warrant to purchase 5,000,000 shares of common stock at an exercise price of $.08 for a term of five years to the Consultant. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34%. In October 2019, 2,000,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase nineteen million (19,000,000) shares of the Company’s common stock at an exercise price of $0.10 per share. As of March 31, 2020, the Development Project has not closed, and the warrants have not yet been issued. The Board of Directors has also authorized the Company to issue to Consultant a cashless warrant with a five-year term to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share at its discretion. As of March 31, 2020, such warrant has not been issued.

Marketing / Public Relations Agreement

On December 27, 2019, the Company entered into a Marketing / Public Relations Agreement (“Agreement”) with a consultant (“Consultant”).  The Agreement provides that the Consultant will assist the Company in identifying and assist in the negotiation of potential licensing, product sales, joint ventures and venture financing of projects outside of the United States and provide advice for the Company’s long-term business strategy and commercial relationships.  The Agreement calls for the issuance of warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price based on the closing market price on the day of issuance, with a five-year term.  For commercial transactions whose value is determined and agreed to by both parties exceeding $1,000,000 (“Qualifying Transaction”) , the Company shall issue to Consultant a warrant to purchase common stock in the amount of  500,000 shares. For each successive Qualifying Transaction of at least $1,000,000, the Consultant shall be issued 300,000 shares up to a maximum cumulative award of 5,000,000 shares in warrant form in total.  Further, the Company will pay a 4% commission on the revenue received on the sale of Company algal product to one or more entities identified and cultivated by Consultant, and on the revenue received from licensing the Company’s intellectual property to such entities identified and cultivated by Consultant, for a period of three (3) years from the effective date of a qualifying transaction.  The Agreement also calls for a $5,000 payment upon signing and monthly payments of $5,000 once a Qualifying Transaction, the sale of an algal product or revenue from a licensing transaction occurs. As of March 31, 2020, a commercial transaction has not closed, and the warrants have not yet been issued and no commissions have been paid.

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

Executive Compensation

See Note 7 – Stockholder’ Deficiency for disclosure of Employment Agreement to the Chief Financial Officer.

Employment Agreement

See Note 8 – Commitments and Contingencies for disclosure of the Employment Agreement with the Chief Executive Officer.

NOTE 10 - SUBSEQUENT EVENTS

LOAN PAYABLE, RELATED PARTIES

Loan Payable - Related Party

From April 1, 2020 through the date of this filing, HEP Investments LLC funded an additional $6,000. This amount was recorded as Loan Payable, Related Party.

Paycheck Protection Program Loan

On May 7, 2020, The "Company received $121,700 in loan funding from the Paycheck Protection Program (the "PPP") established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act") and administered by the U.S. Small Business Administration ("SBA"). The unsecured loan (the "PPP Loan") is evidenced by a promissory note of the Company, dated April 29, 2020 (the "Note") in the principal amount of $121,700 with Comerica Bank (the "Bank"), the lender.

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. To the extent the loan amount is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning on the date that is seven months from the date of the Note, until the maturity date.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the PPP Loan. The amount of loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including: (i) the amount of loan proceeds that are used by the Company during the eight-week period after the loan origination date for certain specified purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs; (ii) the Company maintaining or rehiring employees, and maintaining salaries at certain levels; and (iii) other factors established by the SBA. Subject to the other requirements and limitations on loan forgiveness, only that portion of the loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. Although the Company currently intends to use the entire amount of the PPP Loan for qualifying expenses, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

Paycheck Protection Program Loan (continued)

The Note may be prepaid in part or in full, at any time, without penalty. The Note contains customary events of default including if the Company does not make a payment when due:

A.Fails to do anything required by this Note and other Loan Documents;

B.Defaults on any other loan with Lender;

C.Is not eligible to receive a loan under the PPP when the Loan is made;

D.Does not disclose, or anyone acting on their behalf does not disclose, any material fact to Lender or SBA;

E.Makes, or anyone acting on their behalf makes, a materially false or misleading representation to Lender or SBA;

F.Defaults on any loan or agreement with another creditor, if Lender believes the default may materially affect Borrower's ability to pay this Note;

G.Fails to pay any taxes when due;

H.Becomes the subject of a proceeding under any bankruptcy or insolvency law;

I.Has a receiver or liquidator appointed for any part of their business or property;

J.Makes an assignment for the benefit of creditors;

K.Has any adverse change in financial condition or business operation that Lender believes may materially affect Borrower's ability to pay this Note, provided that this provision shall not apply to adverse changes or conditions resulting from the Covid-19 pandemic and the circumstances giving rise to the CARES Act;

L.(1) Reorganizes, merges, consolidates, or otherwise changes ownership or business structure, (2) makes any distribution of Borrower's assets that would adversely affect its financial condition, or (3) transfers (including by pledge) or disposes of any assets except in the ordinary course of business, in each case without Lender's prior written consent; or

M.Becomes the subject of a civil or criminal action that Lender believes may materially affect Borrower's ability to pay this Note.

Upon the occurrence of an event of default, the Bank has customary remedies and may, among other things, require immediate payment of all amounts owed under the Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

Stock Issuances

From April 1, 2020 through the date of this filing, the Company received proceeds of $204,400 from the issuance of 2,425,000 shares of common stock from the exercise of warrants.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

License Co-Development Participation Agreement

From April 1, 2020 through the date of this filing, the Company entered into four License Co-Development Participation Agreements (“Agreements”) for a total of $650,000. The Agreements provide for, among other items, the counterparty (the “Partner”) to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from the Company’s algae cultures. Based upon the agreements signed to date, the Company will issue to the Partners warrants with a five-year term to purchase 1,950,000 shares of the Company’s common stock at an exercise price of $0.12 per share and provide to the Partners a 9.75% “Revenue Share” of all license fees generated by ZIVO from any Licensee (such warrants and Revenue Share to be split among each Partner based on their pro-rata share of amount funded). The Company also has the right, but not the obligation (the “Option”), to purchase all of the Partner’s right, title and interest in and to the Revenue Share for the purchase price (the “Option Price”) equal to Partner’s Funding Portion plus forty percent (40%) of such amount of Partner’s Funding Portion.

Financial Consulting Agreement

On May 4, 2020, the Company entered into a Financial Consulting and Corporate Advisory Agreement (“Agreement”).  The Agreement calls for a non-refundable initial fee of $25,000 and two additional monthly fees of $15,000 per month.  To the extent a transaction (defined as the sale of equity securities, hybrid debt and equity securities or the entering into any fund capital, joint venture, buy out, or similar transactions) is entered into, then the Company will pay an 8% fee based on the value of the transaction.  A 50% credit of the initial fee and monthly fees will be credited against the 8% fee.  This Agreement can be cancelled at any time by either party, however, there is a 24-month period where the 8% transaction will be payable based on identified transaction participants.

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

Results of Operations for the three months ended March 31, 2020 and 2019

Net Sales

ZIVO had no sales during the three months ended March 31, 2020 and 2019.

For Wellmetrix, we had $20,000 and $-0- of service revenue during the three months ended March 31, 2020 and 2019, respectively. The Welletrix service revenue related to a study design for a pre-clinical trial.

Cost of Sales

We had no costs of sales for either ZIVO or Wellmetrix during the three months ended March 31, 2020 and 2019.

Selling Expenses

The Company had no selling expenses for either ZIVO or Wellmetrix during for the three months ended March 31, 2020 and 2019.

General and Administrative Expenses

General and administrative expenses were $693,573 for the three months ended March 31, 2020, as compared to $309,469 for the comparable prior period. The approximate $385,000 increase in general and administrative expense during 2020 is due the following: an increase of $378,000 in salary expense, of which $297,000 was due to a stock option issued to the CFO, a non-cash expense, an increase in insurance expense of $13,000, an increase in rent expense of $10,000, offset by a decrease in travel expense of $14,000 and a decrease in office expense $1,000 and a decrease in public communication expenses of $1,000.

Professional and Consulting Expenses.

Professional and consulting expenses were $156,449 for the three months ended March 31, 2020, as compared to $292,322 for the comparable prior period. The approximate $136,000 decrease in professional and consulting expense during 2020 is due primarily to the following: an increase in accounting fees of $13,000 offset by decrease in the following: legal fees of $51,000, services relating to an executive search firm of $44,000, consulting fees of $15,000, investment banking firm fees of $14,000, OTC listing fees of $12,000, annual meeting fees of $12,000 and director fees of $1,000.

Research and Development Expenses.

For the three months ended March 31, 2020, we incurred $1,576,100 on research and development expenses, as compared to $366,061 for the comparable period in 2019.

Of these expenses, approximately $1,494,000 and $395,000 for the three months ended March 31, 2020 and 2019, respectively, are costs associated with internal and external research relating to Zivo. The increase of approximately $1,129,000 in research and development expenses was the result of the following: options valued at $899,000 (a non-cash charge) were awarded to our Vice President, Research & Development and Director, Research & Development and an increase of $230,000 in research and development spending. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. We expect external research and development to increase further in 2020 as we pursue additional external trials, subject to the availability of sufficient funding, which we do not currently have.

With respect to our Wellmetrix, LLC subsidiary, we incurred approximately $82,000 and $1,000 in research and development expenses for the three months ended March 31, 2020 and 2019, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The increase of $81,000 from the prior period is due to prioritization of Wellmetrix research.

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

As of May 11, 2020, we had a cash balance of approximately $425,000. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the quarter ended March 31, 2020, we incurred negative cash flows from operations of $783,068. As of March 31, 2020, we had a working capital deficiency of $9,148,014 and a stockholders’ deficiency of $9,148,014. Although we recently received funding of a loan of $121,700 from the Paycheck Protection Program, $6,000 of loans from related parties, $204,400 from sale of shares of common stock and $650,000 from Co-Development Participation Agreements, we have a near term need for substantial additional capital.

During the three months ended March 31, 2020, our operating activities used $783,068 in cash, an increase of $206,834 from the comparable prior period. The approximate $207,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $514,000 decrease in net loss offset by a decrease of $343,000 in cash expense and a decrease in non-cash expenses of $378,000. The $343,000 increase in cash expense was due to the following: an increase of accounts receivable of $20,000, an increase of prepaid expenses of $49,000, a decrease of accrued liabilities of $335,000 (mainly composed of the decrease in accrued interest) offset by an increase in accounts payable of $71,000.

During the three months ended March 31, 2020 and 2019, there were no investing activities.

During the three months ended March 31, 2020, our financing generated $447,000, an increase of approximately $255,000 from the comparable prior period. The increase in cash provided by financing activities was due to an increase of $226,000 from proceeds from the exercise of common stock warrants, an increase of $25,000 from the issuance of common stock and an increase of $4,000 from proceeds of loans payable from a related party.

Although we raised a limited amount of capital during 2019 and the first quarter of 2020, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

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

COVID-19 STATEMENT

The Company is carefully monitoring the effects the COVID-19 global pandemic is having on its operations. Currently, the main potential effect is the uncertainty of the Company’s ability to raising capital. Based on the nature of our operations, employees are able to work remotely with access to teleconferencing and video conferencing. The research partners utilized by the Company are currently providing services as requested, although some University researchers have limited availability as some of their campuses have closed down, the expectation is that they will reopen sometime in May and June 2020. However, the Company cannot make any assurances the research partners will open as expected and perform at the levels as required until the COVID-19 situation is resolved. Other contract research organizations have remained open and accessible, although some resources have delayed response effectiveness.

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.

Seasonality

Based on our business model, anticipated income streams are to be generated from the following:

a)For ZIVO: (i) royalties and advances for licensed natural bioactive ingredients, isolated natural compounds and synthetic variants thereof, and (ii) bulk sales of such ingredients;

b)For Wellmetrix: the (i) sale of wellness tests and data services related to medical records management and (ii) analysis/compilation of data gathered on behalf of payers. For insurers, the primary selling season is November through April of any given year.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2020, the Company issued 7,155,190 shares of common stock according to the following schedule:

	Date	Common Stock Shares	Amount
Individual - Warrant exercise (cashless)	17-Jan-20	102,941	$-
Individual - Warrant exercise (cashless)	17-Jan-20	48,750	-
Individual - Warrant exercise	13-Jan-20	1,000,000	100,000
Individual - Conversion of loan payable and accrued interest	15-Jan-20	1,362,247	136,225
Individual - Warrant exercise (cashless)	17-Jan-20	1,725,000	-
Individual - Warrant exercise	27-Jan-20	500,000	50,000
Individual - Warrant exercise	27-Jan-20	10,000	1,000
Individual - Warrant exercise	11-Feb-20	500,000	50,000
Individual - Warrant exercise	18-Feb-20	1,000,000	100,000
Individual - Warrant exercise	28-Feb-20	250,000	25,000
Individual - Purchase of common stock	9-Mar-20	156,252	25,000
Individual - Warrant exercise	17-Mar-20	500,000	50,000
		7,155,190	$537,225

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
10.1+

Philip M. Rice Employment Letter, dated as of March 4, 2020 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020)

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

+Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.

Date:	May 11, 2020

By:	/s/Andrew A. Dahl
Andrew A. Dahl
Chief Executive Officer

By:	/s/ Philip M. Rice II
Philip M. Rice II
Chief Financial Officer
Principal Accounting Officer