Form 10-Q
period 2020-06-30
Zivo Bioscience, Inc.
filed 2020-08-13
CIK 1101026

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

[ ]	Large accelerated filer	[X]	Smaller reporting company
[ ]	Accelerated filer	[ ]	Emerging growth company
[X]	Non-accelerated filer

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes [   ] No [X]

There were 406,650,332 shares of common stock, $0.001 par value, outstanding at August 12, 2020.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$118,869	$346,111
Prepaid Expenses	103,835	23,282
Total Current Assets	222,704	369,393

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$222,704	$369,393

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,485,722	$1,372,428
Loans Payable, Related Parties	51,000	-
Convertible Debentures Payable	5,180,342	5,280,342
Deferred Revenue - Participation Agreements	1,032,526	-
Accrued Interest	2,190,138	1,952,606
Accrued Liabilities – Other	154,250	102,500
Total Current Liabilities	10,093,978	8,707,876

LONG-TERM LIABILITIES:
Loans Payable, Others	121,700	-
Total Long-Term Liabilities	121,700	-

TOTAL LIABILITIES	10,215,678	8,707,876
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 1,200,000,000 shares authorized; 406,650,332 and 396,736,506 issued and outstanding at June 30, 2020 and December 31, 2019	406,651	396,737
Additional Paid-In Capital	83,268,134	81,222,726
Accumulated deficit	(93,667,759)	(89,957,946)
Total Stockholders' Deficit	(9,992,974)	(8,338,483)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$222,704	$369,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30, 2020	For the Three Months ended June 30, 2019	For the Six Months ended June 30, 2020	For the Six Months ended June 30, 2019
REVENUES:
Service Revenue	$-	$-	$20,000	$-
Total Revenues	-	-	20,000	-

COSTS AND EXPENSES:
General and Administrative	374,202	369,512	1,067,775	722,581
Professional fees and Consulting expense	219,037	719,828	375,486	968,550
Research and Development	436,695	947,905	2,012,795	1,313,966

Total Costs and Expenses	1,029,934	2,037,245	3,456,056	3,005,097

LOSS FROM OPERATIONS	(1,029,934)	(2,037,245)	(3,436,056)	(3,005,097)

OTHER INCOME (EXPENSE):
Amortization of Debt Discount	-	-	-	(374,608)
Interest expense	(24,182)	(26,724)	(48,609)	(54,031)
Interest expense – related parties	(112,719)	(476,177)	(225,148)	(2,163,406)
Total Other Income (Expense)	(136,901)	(502,901)	(273,757)	(2,592,045)

NET LOSS	$(1,166,835)	$(2,540,146)	$(3,709,813)	$(5,597,142)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.03)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	403,821,866	213,134,685	406,072,969	196,961,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2020

	Common Stock
			Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2019	186,185,726	$186,186	$56,618,918	$(81,504,776)	$(24,699,672)
Issuance of warrants for services	-	-	529,023	-	529,023
Issuance of warrants for services – related party	-	-	4,800	-	4,800
Issuance of common stock for cash	12,020,000	12,020	1,189,980	-	1,202,000
Common stock issued on conversion of 11% Convertible Debt and accrued interest	143,447,677	143,448	14,201,320	-	14,344,768
Net loss for the three months ended June 30, 2019	-	-	-	(2,540,146)	(2,540,146)

Balance, June 30, 2019	341,653,403	$341,654	$72,544,041	$(84,044,922)	$(11,159,227)

	Common Stock
			Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2020	403,891,695	$403,892	$82,949,018	$(92,500,924)	$(9,148,014)
Issuance of warrants for participation agreements	-	-	117,474	-	117,474
Common stock issued on warrant exercise	2,758,637	2,759	201,641	-	204,400
Net loss for the three months ended June 30, 2020	-	-	-	(1,166,835)	(1,166,835)

Balance, June 30, 2020	406,650,332	$406,651	$83,268,134	$(93,667,759)	$(9,992,975)

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2020

	Common Stock
			Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	180,036,435	$180,037	$55,985,626	$(78,447,780)	$(22,282,117)
Issuance of warrants for services	-	-	548,768	-	548,768
Issuance of warrants for services – related party	-	-	9,567	-	9,567
Issuance of common stock for cash	13,520,000	13,520	1,338,480	-	1,352,000
Common stock issued on conversion of 11% Convertible Debt and accrued interest	148,096,968	148,097	14,661,600	-	14,809,697
Net loss for the six months ended June 30, 2019	-	-	-	(5,597,142)	(5,597,142)

Balance, June 30, 2019	341,653,403	$341,654	$72,544,041	$(84,044,922)	$(11,159,227)

	Common Stock
			Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	396,736,506	$396,737	$81,222,726	$(89,957,946)	$(8,338,483)
Issuance of warrants for services	-	-	898,975	-	898,975
Issuance of warrants for services – related party	-	-	297,248	-	297,248
Issuance of warrants for participation agreements	-	-	117,474	-	117,474
Issuance of common stock for cash	156,252	156	24,844	-	25,000
Common stock issued on conversion of 11% Convertible Debt and accrued interest	1,362,247	1,362	134,862	-	136,225
Common stock issued on warrant exercise	8,395,327	8,396	572,005	-	580,400
Net loss for the six months ended June 30, 2020	-	-	-	(3,709,813)	(3,709,813)

Balance, June 30, 2020	406,650,332	$406,651	$83,268,134	$(93,667,759)	$(9,992,974)

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Cash Flows for Operating Activities:
Net Loss	$(3,709,813)	$(5,597,142)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock and warrants issued for services rendered – related party	297,248	9,567
Stock and warrants issued for services rendered	898,974	548,768
Amortization of debt issuance costs (interest expense – related parties)	-	1,187,817
Amortization of bond discount	-	374,608
Changes in assets and liabilities:
(Increase) in prepaid expenses	(80,554)	(46,080)
Increase in accounts payable	113,296	743,566
Increase in deferred revenue – participation agreements	1,032,526	-
Increase in accrued liabilities and interest	325,507	1,049,040
Net Cash (Used) by Operating Activities	(1,122,816)	(1,729,856)

Cash Flows from Investing Activities:	-	-
	-	-

Cash Flow from Financing Activities:
Proceeds from Loan Payable, related party – net of repayments	51,000	32,500
Proceeds of Loan Payable, other	121,700	-
Proceeds from sale of common stock warrants – participation agreements	117,474
Proceeds from exercise of common stock warrants	580,400	-
Proceeds from sales of common stock	25,000	1,352,000
Net Cash Provided by Financing Activities	895,574	1,384,500

(Decrease) in Cash	(227,242)	(345,356)
Cash at Beginning of Period	346,111	388,890
Cash at End of Period	$118,869	$43,534

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2020:

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

During the quarter ended June 30, 2020, a principal shareholder and related party assigned a warrant to purchase 500,000 shares of the Company’s Common Stock a third party investor and such warrant was exercised in the second quarter of 2020 at $.10 per share resulting in the issuance of 500,000 shares of common stock for gross proceeds of $50,000. The Company considered the warrant to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $42,090 using the Black Scholes pricing model relying on the following assumptions: volatility of 133.44%; annual rate of dividends 0%; discount rate of 0.41%.

During the six months ended June 30, 2020, warrants to purchase 4,630,000 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 2,194,873 shares of common stock.

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

The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020, or any other period.

The Company incurred a net loss of $3,709,813 for the six months ended June 30, 2020. In addition, the Company had a working capital deficiency of $9,871,274 and a stockholders’ deficit of $9,992,974 at June 30, 2020. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. During the six months ended June 30, 2020, the Company raised $605,400 from the issuance of common stock and exercise of common stock warrants; $1,150,000 from the proceeds from the sale of Participation Agreements and related warrants; $121,700 in Loans Payable, Other and $51,000 in loans from related parties. There can be no assurance that the Company will be able to raise additional capital.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of ZIVO Bioscience, Inc. and its wholly-owned subsidiaries, Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., Wellmetrix, LLC (formerly known as WellMetris, LLC), and Zivo Biologic, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Accounting Estimates

The Company’s condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice and other assumptions believed to be reasonable.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At June 30, 2020, the Company did not have any cash equivalents.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt Issuance Costs

The Company follows authoritative guidance for accounting for financing costs (as amended) as it relates to convertible debt issuance costs. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Debt Issuance Costs are reported on the balance sheet as a direct deduction from the face amount of the related notes. Amortization of debt issuance costs amounted to $-0- and $1,187,817 and are included in Interest Expense – Related Parties on the condensed consolidated Statements of Operations for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, and December 31, 2019 there were no unamortized Debt Issuance costs included in the condensed consolidated Balance Sheets as presented in these financial statements.

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

For six months ended June 30, 2020 and 2019, the Company had $20,000 and $-0- of service revenue, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the six months ended June 30, 2020 and 2019, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The majority of the Company's research and development costs consist of clinical study expenses. These consist of fees, charges, and related expenses incurred in the conduct of clinical studies conducted with Company products by independent outside contractors. External clinical studies expenses were approximately $2,013,000 and $1,314,000 for the six months ended June 30, 2020 and 2019, respectively.

Stock Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation, as amended by (ASU) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company generally issues grants to its employees, consultants and board members. At the date of grant, the Company determines the fair value of the stock option or warrant award and recognizes compensation expense over the requisite service period. The fair value of the stock option or warrant award is calculated using the Black Scholes option pricing model.

During the six months ended June 30, 2020 and 2019, stock options and warrants were granted to employees and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $1,196,223 and $558,335 for these periods, respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of stock options and warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
	2020	2019
Expected volatility	163.68% to 184.19%	174.51% to 181.72%
Expected dividends	0%	0%
Expected term	5 years	5 years
Risk free rate	0.79% to 1.45%	2.18% to 2.94%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of options, warrants and conversions of debentures. Potentially dilutive securities as of June 30, 2020, consisted of 75,201,513 common shares issuable upon the conversion of convertible debentures and related accrued interest and 222,122,006 common shares issuable upon the exercise of outstanding stock options and warrants. Potentially dilutive securities as of June 30, 2019, consisted of 99,022,158 common shares issuable upon the conversion of convertible debentures and related accrued interest and 196,803,751 common shares issuable upon the exercise of outstanding warrants. For the six months ended June 30, 2020 and 2019 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the six months ended June 30, 2020 and 2019.

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

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers.” ASU 2014-09 superseded the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. Historically the Company has had insignificant revenues.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” to require lessees to recognize all leases, with limited exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Subsequently, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842”, ASU No. 2018-11, “Targeted Improvements,” and ASU No. 2018-20, “Narrow-Scope Improvements for Lessors,” to clarify and amend the guidance in ASU No. 2016-02. ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.

The Company has adopted each of the ASUs. Prior comparative periods were not required to be restated and the ASUs have not had an impact on the Company’s consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

There were no depreciation and amortization expenses for the six months ended June 30, 2020 and 2019 respectively.

NOTE 4 – DUE TO RELATED PARTY

The Company pays HEP Investments, LLC, a related party, a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt (see Note 6). During the quarter ended March 31, 2019, the balance of $432,429 was converted at $.10 per share into 4,324,291 shares of the Company’s common stock. As of June 30, 2020, and December 31, 2019, there were no outstanding balances due to related parties related to the Company’s convertible debt.

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

As of June 30, 2020, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, is owed $20,000 in principal representing advances to the Company, as well as accrued interest of $542. The Company is currently accruing agreed upon interest of 11%.

During the six months ended June 30, 2020 and June 30, 2019, the Company accrued interest expense on loans payable to Mr. Maggiore of $542 and $16,094, respectively.

HEP Investments, LLC

During the six months ended June 30, 2020, HEP Investments, LLC advanced the Company $36,000. The Company repaid $5,000 during this period and as of June 30, 2020, HEP Investments, LLC is owed $31,000.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (the “Lender”), entered into the following documents, effective as of December 1, 2011, as amended through May 16, 2018: (i) a Loan Agreement under which the Lender has agreed to advance up to $20,000,000 to the Company, subject to certain conditions, (ii) an 11% Convertible Secured Promissory Note in the principal amount of $20,000,000 (“Note”) (of which a total of $18,470,640 has been funded, with a total of $14,380,298 converted into 143,702,981 shares of common stock, leaving a balance advanced of $4,090,342 as of June 30, 2020), (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets, (iv) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision) which expired September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $20,000,000 called for by the Loan Agreement, and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents. The Lenders Notes are convertible into the Company’s restricted common stock at $.10 per share and bear interest at the rate of 11% per annum. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

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

As of June 30, 2020, the Company has not made the required annual interest payments and principal payments to the Lender. As the Company has not received a notice of default, pursuant to the terms of the Notes, the Company does not currently consider itself in default. Were the Company to be in default, additional interest would accrue at a rate of 16% per annum.

Based on the above, as of June 30, 2020, the total shares of common stock, if the Lender converted the complete $4,090,342 convertible debt, including related accrued interest of $1,746,423, would be 58,367,657 shares, not including any future interest charges which may be converted into common stock.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT (continued)

As of June 30, 2020, the Company has not made the required annual interest payments to three (3) New Lenders. As the Company has not received notices of default, pursuant to the terms of the Notes, we do not currently consider ourselves in default to the three (3) remaining investors. Were the Company to be considered in default, additional interest would accrue at a rate of 16% per annum.

Other Debt

In September 2014, the Lender of the 1% convertible debentures agreed to rolling 30-day extensions until notice is given to the Company to the contrary. As of June 30, 2020, that agreement is still in place. The Company determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	June 30, 2020 (Unaudited)	December 31, 2019
1% Convertible notes payable, due July 31, 2020 (at June 30, 2020)	$240,000	$240,000

11% Convertible note payable – HEP Investments LLC, a related party, past due June 30, 2019 (as of June 30, 2020 no notice of default has been received)	4,090,342	4,090,342

11% Convertible note payable – New Lenders; placed by Paulson, past due at various dates ranging from September 2018 to October 2019 (as of June 30, 2020 no notice of default has been received)	850,000	950,000
	5,180,342	5,280,342
Less: Current portion	5,180,342	5,280,342
Long term portion	$-	$-

Amortization of debt discounts was $-0- and $374,608 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 7 – LOANS PAYABLE - OTHERS

Paycheck Protection Program Loan

On May 7, 2020, The Company received $121,700 in loan funding from the Paycheck Protection Program (the "PPP") established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act") and administered by the U.S. Small Business Administration ("SBA"). The unsecured loan (the "PPP Loan") is evidenced by a promissory note of the Company, dated April 29, 2020 (the "Note") in the principal amount of $121,700 with Comerica Bank (the "Bank"), the lender.

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

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the PPP Loan. The amount of loan proceeds eligible for forgiveness, as amended, is based on a formula that takes into account a number of factors, including: (i) the amount of loan proceeds that are used by the Company during the covered period after the loan origination date for certain specified purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs; (ii) the Company maintaining or rehiring employees, and maintaining salaries at certain levels; and (iii) other factors established by the SBA. Subject to the other requirements and limitations on loan forgiveness, only that portion of the loan proceeds spent on payroll and other eligible costs during the covered period will qualify for forgiveness. Although the Company currently intends to use the entire amount of the PPP Loan for qualifying expenses, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LOANS PAYABLE – OTHERS (continued)

The Note contains customary events of default as follows. The Company:

•Fails to make a scheduled payment;

•Fails to do anything required by the Note and other Loan Documents;

•Defaults on any other loan with Lender;

•Is not eligible to receive a loan under the PPP when the Loan is made;

•Does not disclose, or anyone acting on their behalf does not disclose, any material fact to Lender or SBA;

•Makes, or anyone acting on their behalf makes, a materially false or misleading representation to Lender or SBA;

•Defaults on any loan or agreement with another creditor, if Lender believes the default may materially affect the Company's ability to pay the Note;

•Fails to pay any taxes when due;

•Becomes the subject of a proceeding under any bankruptcy or insolvency law;

•Has a receiver or liquidator appointed for any part of its business or property;

•Makes an assignment for the benefit of creditors;

•Has any adverse change in financial condition or business operation that Lender believes may materially affect the Company's ability to pay the Note, provided that this provision shall not apply to adverse changes or conditions resulting from the Covid-19 pandemic and the circumstances giving rise to the CARES Act;

•(1) Reorganizes, merges, consolidates, or otherwise changes ownership or business structure, (2) makes any distribution of the Company's assets that would adversely affect its financial condition, or (3) transfers (including by pledge) or disposes of any assets except in the ordinary course of business, in each case without Lender's prior written consent; or

•Becomes the subject of a civil or criminal action that Lender believes may materially affect the Company's ability to pay the Note.

Upon the occurrence of an event of default, the Lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

NOTE 8 - DEFERRED REVENUE - PARTICIPATION AGREEMENTS

During the quarter ended June 30, 2020, the Company entered into six (6) License Co-Development Participation Agreements (“Agreements”) totaling $1,150,000 with third parties (“Participants”). The Agreements provide for payments by the Company to the Participants of an aggregate of 17.25% of fees generated by the Company from licensing or selling bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures and actually received from any licensee of the Company (the “Revenue Share”). The Agreements also call for the issuance of warrants to purchase an aggregate of 3,450,000 shares of common stock with a term of five years and at exercise prices of either $.11 or $.12 per share (See the Table below).

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEFERRED REVENUE - PARTICIPATION AGREEMENTS (Continued)

According to the terms of the Agreements, and pursuant to ASC 470-10-25 “Debt – Sales of Future Revenues” the Company has bifurcated the proceeds of $1,150,000 as follows: 1) the 3,450,000 warrants sold were attributed a value of $117,474 based on the Black Scholes pricing model using the following assumptions: volatilities ranging from 147.12% to 154.26%; annual rate of dividends 0%; discount rates ranging from 0.29% to 0.44%, and recorded as Additional Paid In Capital; 2) the remaining $1,032,526 was recorded as Deferred Revenue – Participation Agreements. Since the Company believes there is a rebuttable presumption pursuant to ASC 470-10-25.2, the Deferred Revenue – Participation Agreements will be amortized into income, using an estimate to be determined by Management, if and when the Company derives income from the license or sale of bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures.

Agreements #1 through #4 allow the Company the option (“Option”) to buy back the right, title and interest in the Revenue Share for an amount equal to the amount funded plus a forty percent (40%) premium. The Company may exercise its Option by delivering written notice to the Participant of its intent to exercise the Option, along with repayment terms of the amount funded, which may be paid, in the Company’s sole discretion, in one lump sum or in four (4) equal quarterly payments.

Agreements #5 and #6 allow the Company the Option to buy back the right, title and interest in the Revenue Share for an amount equal to the amount funded plus a forty percent (40%) premium, if the Option is exercised in less than 18 months, or a fifty percent (50%) premium, if the Option is exercised after 18 months. Pursuant to the terms of both Agreements, the Company may not exercise its Option until it has paid the Participant a revenue share equal to a minimum of thirty percent (30%) of the amount initially funded. Once this minimum threshold is met, the Company may exercise its Option by delivering written notice to the Participant of its intent to exercise the Option, along with repayment terms of the amount funded, which may be paid, in the Company’s sole discretion, in one lump sum or in four (4) equal quarterly payments. If the Company does not make such quarterly payments timely for any quarter, then the Company shall pay the prorate Revenue Share amount, retroactive on the entire remaining balance owed, that would have been earned during such quarter until the default payments are made and the payment schedule is no longer in default.

Agreement #	Date of Funding	Amount Funded	Warrants	Term	Exercise Price	Revenue Share	Minimum Payment Threshold	Buy-back Premium % pre-18 mos.	Buy-back Premium % post 18 mos.
1	April 13, 2020	$100,000	300,000	5 Years	$0.12	1.500%	-	40%	40%
2	April 13, 2020	$150,000	450,000	5 Years	$0.12	2.250%	-	40%	40%
3	April 13, 2020	$150,000	450,000	5 Years	$0.12	2.250%	-	40%	40%
4	May 7, 2020	$250,000	750,000	5 Years	$0.12	3.750%	-	40%	40%
5	June 1, 2020	$275,000	825,000	5 Years	$0.11	4.125%	$82,500	40%	50%
6	June 3, 2020	$225,000	675,000	5 Years	$0.11	3.375%	$67,500	40%	50%
		$1,150,000	3,450,00			17.250%	$150,000

NOTE 9 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

The Company recorded cash director fees of $16,750 and $20,000 during the six months ended June 30, 2020 and 2019.

Stock Based Compensation

In May 2019, in connection with a Supply Chain Consulting Agreement, the Company issued a warrant to purchase 5,000,000 shares of common stock at an exercise price of $.10 for a term of five years. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34% (See Note 10).

Stock Issuances

During the six months ended June 30, 2020, the Company issued 156,252 shares at $.16 per share for proceeds of $25,000, to private investors.

During the six months ended June 30, 2019, the Company issued 13,520,000 shares of its common stock at $.10 per share, for proceeds of $1,352,000, to private investors.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

Stock Warrants Exercised

During the six months ended June 30, 2020, HEP Investments, a principal shareholder and related party, assigned warrants to purchase 4,250,000 shares of the Company’s Common Stock to third party investors. These warrants were exercised at $.10 per share resulting in proceeds of $425,000. Due to the nature of this transaction, the Company considered the warrants to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $495,501 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 128.20% to 142.46%; annual rate of dividends 0%; discount rates ranging from 0.41% to 1.65%.

During the six months ended June 30, 2020, warrants to purchase 4,630,000 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 2,194,873 shares of common stock.

In addition, the Company issued 1,935,000 shares of the Company’s Common Stock at an average price of $.08 per share for proceeds of $155,400 from the exercise of warrants.

Sale of Common Stock Warrants

In connection with the License Co-Development Participation Agreements (“Participation Agreements”) (see Note 8), the Company sold warrants to purchase 3,450,000 shares of common stock for $117,474. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 147.12% to 154.26%; annual rate of dividends 0%; discount rate 0.29% to 0.44%.

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

Subject to adjustment as described in the 2019 Incentive Plan, the aggregate number of common shares (“Shares”) available for issuance under the 2019 Incentive Plan is One Hundred Two Million (102,000,000) Shares. The exercise price of each Share subject to an Option (as defined in the 2019 Incentive Plan) shall be at least the Fair Market Value (as defined in the 2019 Incentive Plan) (except in the case of an incentive stock option granted to more than 10% shareholder of the Company, in which case the price should not be less than 110% of the Fair Market Value) on the date of the grant of a Share and shall have a term of no more than ten years. As of June 30, 2020, 37,500,000 Options have been issued with terms between 5 years and 10 years. Based on certain performance milestones, the grant agreements also provide for the issuance of an additional 19,000,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and with a term of no more than ten years.

Common Stock Options

A summary of the status of the Company’s Options related to the 2019 Incentive Plan is presented below:

	June 30, 2020		December 31, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	29,000,000	$0.10	-	$-
Issued	8,500,000	0.15	29,000,000	0.10
Outstanding, end of period	37,500,000	$0.11	29,000,000	$0.10

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

Options outstanding and exercisable by price range as of June 30, 2020 were as follows:

Outstanding Options			Exercisable Options
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.10	28,000,000	9.38	$0.10	28,000,000	$0.10
0.13	3,500,000	4.70	0.13	3,500,000	0.13
0.14	1,000,000	9.44	0.14	1,000,000	0.14
0.15	2,000,000	9.68	0.15	2,000,000	0.15
0.16	3,000,000	4.61	0.16	3,000,000	0.16
	37,500,000	8.58		37,500,000	$0.11

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

Mr. Rice will receive the following severance benefits following a termination (as defined) of employment: a continuation of his Base Salary for one (1) year and a fully-vested, nonqualified stock option to purchase 1,000,000 shares of the Company’s common stock at a price equal to the greater of $0.10 per share and the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan), 10 year term.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

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

Employment Agreements

In the six months ended June 30, 2020, the Company entered into Employment Letters (“Agreements”) with two of its key employees. The Agreements provide, among other items, for immediate issuance of 6,500,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and shall have a term of five years (these options were valued at $898,975 using the Black Scholes pricing model relying on the following assumptions: volatility 183.87% and 184.19%; annual rate of dividends 0%; discount rate 0.79% and 1.45%). Based on certain performance milestones, the Agreements also provide for the issuance of an additional 10,000,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and shall have a term of five years. The agreements provide for a base salary and cash performance bonuses.

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below:

	June 30, 2020		December 31, 2019
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	194,204,339	$0.09	192,148,956	$0.09
Issued	3,450,000	0.12	12,783,672	0.10
Exercised	(10,815,000)	0.10	(9,688,917)	0.10
Cancelled	-	-	(345,205)	0.11
Expired	(2,217,333)	0.08	(694,167)	0.17
Outstanding, end of period	184,622,006	$0.09	194,204,339	$0.09

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

Warrants outstanding and exercisable by price range as of June 30, 2020 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.05	1,000,000	1.20	$0.05	1,000,000	$0.05
0.06	16,050,000	2.09	0.06	16,050,000	0.06
0.07	2,500,000	2.20	0.07	2,500,000	0.07
0.08	30,468,477	1.96	0.08	30,468,477	0.08
0.09	225,000	1.31	0.09	225,000	0.09
0.10	125,673,734	2.83	0.10	125,673,734	0.10
0.11	3,704,795	3.73	0.11	3,704,795	0.11
0.12	2,050,000	4.66	0.12	2,050,000	0.12
0.14	2,550,000	3.25	0.14	2,550,000	0.14
0.18	400,000	4.50	0.18	400,000	0.18
	184,622,006	2.65		184,622,006	$0.09

NOTE 10- COMMITMENTS AND CONTINGENCIES

Dahl Employment Agreement

On November 29, 2019, the Company entered into an amended and restated employment agreement with Andrew Dahl, Chief Executive Officer of the Company (“Mr. Dahl’s Employment Agreement” or the “Agreement”). Under the terms of Mr. Dahl’s Employment Agreement, Mr. Dahl will serve as chief executive officer of the Company for three years, with successive automatic renewals for one year terms, unless either party terminates the Agreement on at least sixty days’ notice prior to the expiration of the then current term of Mr. Dahl’s Employment Agreement. Mr. Dahl will receive an annual base salary, commencing on June 1, 2019, of $440,000 (“Base Salary”), of which $7,500 per month will be deferred until either of the following events occur: (i) within five (5) years after the Effective Date, the Company enters into a term sheet to receive at least $25,000,000 in equity or other form of investment or debt on terms satisfactory to the board of directors of the Company (the “Board”) including funding at closing on such terms of at least $10 million; or (ii) within twelve (12) months after the Effective Date that the Company receives revenue of at least $10 million. The Company has accrued $97,500 of the deferred salary as of June 30, 2020, reflected in accrued expenses on the Balance Sheet. The Base Salary shall be subject to annual review and increase (but not decrease) by the Board during the Employment Term with minimum annual increases of 4% over the previous year’s Base Salary.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES (Continued)

Mr. Dahl will be entitled to non-qualified performance-based options having an exercise price equal to the greater of $.10 per share and the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan), upon the attainment of specified milestones as follows: (i) Non-qualified option to purchase 1,000,000 common shares upon identification of bioactive agents in the Company product and filing of a patent with respect thereto; (ii) Non-qualified option to purchase 1,500,000 common shares upon entering into a contract under which the Company receives at least $500,000 in cash payments; (iii) Non-qualified option to purchase 1,500,000 common shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays); (iv) Non-qualified option to purchase 1,500,000 common shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays); and (v) Non-qualified option to purchase 1,500,000 common shares upon the Company entering into a pharmaceutical development agreement.

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

Corporate Advisory Agreement

On September 30, 2019, effective July 9, 2019, the Company entered into an agreement with an Investment Opportunity Provider (IOP). The IOP has been engaged as an exclusive financial advisor in connection with the proposed securities offering and sale of up to $35 million of the Company’s Common Stock. The Company has agreed to pay the IOP, upon the acceptance of a successful funding transaction, a fee of 1% of the aggregate value of the transaction and a warrant to purchase up to 6,000,000 shares of common stock at an exercise price of $.10 for a term of five years. As of June 30, 2020, in connection with this agreement, no successful funding transactions have taken place and no warrants have been issued.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES (Continued)

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”) (see Note 8 – Stockholders’ Deficiency). In May 2019, the Company issued a warrant to purchase 5,000,000 shares of common stock at an exercise price of $.10 for a term of five years to the Consultant. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34%. In October 2019, 2,000,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase nineteen million (19,000,000) shares of the Company’s common stock at an exercise price of $0.10 per share. As of June 30, 2020, the Development Project has not closed, and the warrants have not yet been issued. The Board of Directors has also authorized the Company to issue to Consultant a cashless warrant with a five-year term to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share at its discretion. As of June 30, 2020, such warrant has not been issued.

Marketing / Public Relations Agreement

On December 27, 2019, the Company entered into a Marketing / Public Relations Agreement (“Agreement”) with a consultant (“Consultant”). The Agreement provides that the Consultant will assist the Company in identifying and assist in the negotiation of potential licensing, product sales, joint ventures and venture financing of projects outside of the United States and provide advice for the Company’s long-term business strategy and commercial relationships. The Agreement calls for the issuance of warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price based on the closing market price on the day of issuance, with a five-year term. For commercial transactions whose value is determined and agreed to by both parties exceeding $1,000,000 (“Qualifying Transaction”), the Company shall issue to Consultant a warrant to purchase common stock in the amount of 500,000 shares. For each successive Qualifying Transaction of at least $1,000,000, the Consultant shall be issued 300,000 shares up to a maximum cumulative award of 5,000,000 shares in warrant form in total. Further, the Company will pay a 4% commission on the revenue received on the sale of Company algal product to one or more entities identified and cultivated by Consultant, and on the revenue received from licensing the Company’s intellectual property to such entities identified and cultivated by Consultant, for a period of three (3) years from the effective date of a qualifying transaction. The Agreement also calls for a $5,000 payment upon signing and monthly payments of $5,000 once a Qualifying Transaction, the sale of an algal product or revenue from a licensing transaction occurs. As of June 30, 2020, a commercial transaction has not closed, and the warrants have not yet been issued and no commissions have been paid.

Legal Contingencies

We may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operation or cash flows.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due to Related Party

See Note 4 Due to Related Party for disclosure of payable to related Party.

Loan Payable – Related Party

See Note 5 Loan Payable – Related Parties for disclosure of loans payable to related Parties

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

Executive Compensation

See Note 9 – Stockholder’ Deficiency for disclosure of compensation to the Chief Financial Officer.

Employment Agreement

See Note 10 – Commitments and Contingencies for disclosure of the Employment Agreement with the Chief Executive Officer.

NOTE 12 – SUBSEQUENT EVENTS

Loan Payable - Related Party

From July 1, 2020 through the date of this filing, HEP Investments LLC funded an additional $20,000. This amount was recorded as Loan Payable, Related Party.

Deferred Revenue - Participation Agreement

From July 1, 2020 through the date of this filing, the Company entered into a License Co-Development Participation Agreement (“Agreement”) for $100,000. The Agreement provides for, among other items, the partner (the “Participant”) to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from the Company’s algae cultures. Based upon the agreement signed to date, the Company will issue to the Participant warrants with a five-year term to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.12 per share and provide to the Participant a 1.50% “Revenue Share” of all license fees generated by ZIVO from any Licensee.

The Agreement allows the Company the Option to buy back the right, title and interest in the Revenue Share for an amount equal to the amount funded plus a forty percent (40%) premium, if the Option is exercised in less than 18 months, or fifty percent (50%), if the Option is exercised after 18 months. Pursuant to the terms of both Agreements, the Company may not exercise its Option until it has paid the Participant a revenue share equal to a minimum of thirty percent (30%) of the amount initially funded. Once this minimum threshold is met, the Company may exercise its Option by delivering written notice to the Participant of its intent to exercise the Option, along with repayment terms of the amount funded, which may be paid, in the Company’s sole discretion, in one lump sum or in four (4) equal quarterly payments. If the Company does not make such quarterly payments timely for any quarter, then the Company shall pay the prorate Revenue Share amount, retroactive on the entire remaining balance owed, that would have been earned during such quarter until the default payments have been made and the payment schedule is no longer in default.

Financial Consulting Agreement

On July 16, 2020, the Company entered into an Advisory Agreement (“Agreement”). The Agreement calls for monthly fees of $10,000 per month. The Agreement is on a month to month renewal basis. Upon each renewal (starting with the second month), the Company shall issue a warrant to purchase 150,000 shares of common stock at an exercise price of $.12 for a term of five years.

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

Results of Operations for the three months ended June 30, 2020 and 2019

Net Sales.

We had no sales during the three months ended June 30, 2020 and 2019.

Cost of Sales.

We had no cost of sales during the three months ended June 30, 2020 and 2019.

General and Administrative Expenses.

General and administrative expenses were $374,202 for the three months ended June 30, 2020, as compared to $369,512 for the comparable prior period. The increase of approximately $5,000 in general and administrative expense during 2020 is due primarily to the following: $56,000 increase in salary expenses, $28,000 increase in insurance expenses and an increase of $12,000 in rent expense, offset by a $68,000 decrease in recruiting expenses, $17,000 decrease in travel expenses and a $6,000 decrease in office expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $219,037 for the three months ended June 30, 2020, as compared to $719,828 for the comparable prior period. The decrease of approximately $501,000 in professional and consulting expense during 2020 is mainly due to the following: an increase of $62,000 in consulting fees and an increase of $16,000 in accounting fees offset by a decrease of $554,000 in financial consulting (which included a warrant issued in 2019 for 5 million shares of common stock valued at $529,000, a non-cash expense), a decrease of $20,000 in legal fees, a $3,000 decrease in Director Fees and a decrease of $2,000 filing fees.

Research and Development Expenses.

For the three months ended June 30, 2020, we incurred $436,695 in research and development expenses, as compared to $947,905 for the comparable period in 2019.

Of these expenses, approximately $373,000 and $915,000 for the three months ended June 30, 2020 and 2019, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The decrease of $542,000 from the prior period is due to a reduction in available of cash.

With respect to our Wellmetrix, LLC subsidiary, we incurred approximately $64,000 and $33,000 in research and development expenses for the three months ended June 30, 2020 and 2019, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The increase of $31,000 from the prior period is due to reinitiating certain limited projects for research and development.

Results of Operations for the six months ended June 30, 2020 and 2019

Net Sales.

ZIVO had no sales during the six months ended June 30, 2020 and 2019.

For Wellmetrix, we had $20,000 and $-0- of service revenue during the six months ended June 30, 2020 and 2019, respectively. The Wellmetrix service revenue related to a study design for a pre-clinical trial.

Cost of Sales.

We had no cost of sales during the six months ended June 30, 2020 and 2019.

General and Administrative Expenses.

General and administrative expenses were $1,067,775 for the six months ended June 30, 2020, as compared to $722,581 for the comparable prior period. The approximate $345,000 increase in general and administrative expense during 2020 is due primarily to the following: an increase of $429,000 in salary expense, of which $297,000 was due to a stock option issued to the CFO, a non-cash expense, an increase in insurance expense of $39,000, an increase in rent expense of $22,000, offset by a decrease in recruiting expenses of $107,000, a decrease in travel expense of $31,000, a decrease in public communication expenses of $4,000 and a decrease in office expense $3,000.

Professional and Consulting Expenses.

Professional and consulting expenses were $375,486 for the six months ended June 30, 2020, as compared to $968,550 for the comparable prior period. The approximate $593,000 decrease in professional and consulting expense during 2020 is mainly due to the following: an increase of $29,000 in accounting fees offset by a decrease of $428,000 in financial consulting ($529,000 of which is a warrant issued in 2019 for 5 million shares of common stock valued at $529,000, a non-cash expense), a decrease of $89,000 in investment banking fees, a decrease of $70,000 in legal fees, a decrease in filing and listing fees of $27,000, a decrease of $5,000 in investor relations fees and a decrease of $3,000 in Director Fees.

Research and Development Expenses.

For the six months ended June 30, 2020, we incurred $2,012,795 on research and development expenses, as compared to $1,313,966 for the comparable period in 2019.

Of these expenses, approximately $1,867,000 and $1,281,000 for the six months ended June 30, 2020 and 2019, respectively, are costs associated with external research relating to Zivo. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The increase of $586,000 from the prior period is due to the greater availability of cash during this period.

With respect to our Wellmetrix, LLC subsidiary, we incurred $146,000 and $33,000 in research and development expenses for the six months ended June 30, 2020 and 2019, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The increase of $113,000 from the prior period is due to reinitiating certain limited projects for research and development.

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

As of August 12, 2020, we had a cash balance of approximately $10,000. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the six months ended June 30, 2020, we incurred negative cash flows from operations of $1,122,816. As of June 30, 2020, we had a working capital deficiency of $9,871,274 and a stockholders’ deficiency of $9,992,974. Although we recently received funding of $100,000 from the proceeds from the sale of Co-Partnership License Agreements through July 31, 2020, we have a near term need for additional capital.

During the six months ended June 30, 2020, our operating activities used $1,122,816 in cash, an increase of $607,040 from the comparable prior period. The approximate $607,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $1,887,000 decrease in net loss, offset by a decrease of $925,000 in non-cash expenses (an increase of stock and warrants issued for services of $638,000, offset by a decrease in amortization of debt issuance costs of $1,188,000, a decrease in amortization of bond discount of $375,000), and $356,000 of changes made up of an increase in deferred revenue of $1,033,000 offset by a decrease in accounts payable - $630,000, a decrease in prepaid expenses - $34,000 and a decrease in accrued liabilities - $22,000.

During the six months ended June 30, 2020 and 2019, there were no investing activities.

During the six months ended June 30, 2020, our financing activities generated $896,000, a decrease of approximately $489,000 from the comparable prior period. The decrease in cash provided by financing activities was due to an increase in proceeds of approximately $580,000 from the exercise of common stock warrants, $122,000 from the proceeds of loan payable - other, $117,000 of proceeds from the sale of common stock warrants - License Co-Development Participation Agreements and $19,000 from proceeds of loans payable from a related party, offset by a decrease of $1,327,000 from proceeds the sale common stock as compared to the prior period.

Although we raised a limited amount of capital during 2019 and the first six months of 2020, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

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

COVID-19 STATEMENT

The Company is carefully monitoring the effects the COVID-19 global pandemic is having on its operations. Currently, the main potential effect is the uncertainty of the Company’s ability to raising capital. Based on the nature of our operations, employees are able to work remotely with access to teleconferencing and video conferencing. The research partners utilized by the Company are currently providing services as requested, although some University researchers have limited availability as some of their campuses have closed down, the expectation is that they will reopen sometime in August 2020. However, the Company cannot make any assurances the research partners will open as expected and perform at the levels as required until the COVID-19 situation is resolved. Other contract research organizations have remained open and accessible, although some resources have delayed response effectiveness.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months June 30, 2020, the Company issued 9,913,827 shares of common stock according to the following schedule:

	Date	Common Stock Shares	Amount
Individual - Warrant exercise (cashless)	17-Jan-20	102,941	$-
Individual - Warrant exercise (cashless)	17-Jan-20	48,750	-
Individual - Warrant exercise	13-Jan-20	1,000,000	100,000
Individual - Conversion of loan payable and accrued interest	15-Jan-20	1,362,247	136,225
Individual - Warrant exercise (cashless)	17-Jan-20	1,725,000	-
Individual - Warrant exercise	27-Jan-20	500,000	50,000
Individual - Warrant exercise	27-Jan-20	10,000	1,000
Individual - Warrant exercise	11-Feb-20	500,000	50,000
Individual - Warrant exercise	18-Feb-20	1,000,000	100,000
Individual - Warrant exercise	28-Feb-20	250,000	25,000
Individual - Purchase of common stock	9-Mar-20	156,252	25,000
Individual - Warrant exercise	17-Mar-20	500,000	50,000
Individual - Warrant exercise (cashless)	8-Apr-20	318,182	-
Individual - Warrant exercise	14-Apr-20	1,875,000	150,000
Individual - Warrant exercise	8-May-20	50,000	4,400
Individual - Warrant exercise	11-May-20	500,000	50,000
Individual - Warrant exercise (cashless)	26-Jun-20	15,455	-
		9,913,827	$741,625

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

ZIVO BIOSCIENCE, INC.
Date: August 13, 2020

	By:	/s/ Andrew Dahl
Andrew Dahl
Chief Executive Officer