Form 10-Q
period 2020-09-30
Zivo Bioscience, Inc.
filed 2020-11-12
CIK 1101026

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(Address of principal executive offices) (Zip code)

(248) 452 9866

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of regulation ST (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 409,586,542 shares of common stock, $0.001 par value, outstanding at November 5, 2020.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$55,367	$346,111
Prepaid Expenses	75,073	23,282
Total Current Assets	130,440	369,393

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$130,440	$369,393

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,900,889	$1,372,428
Loans Payable, Related Parties	109,000	-
Convertible Debentures Payable	5,180,342	5,280,342
Deferred Revenue - Participation Agreements	1,384,907	-
Accrued Interest	2,328,287	1,952,606
Accrued Liabilities – Other	196,163	102,500
Total Current Liabilities	11,099,588	8,707,876

LONG-TERM LIABILITIES:
Loans Payable, Others	121,700	-
Total Long-Term Liabilities	121,700	-

TOTAL LIABILITIES	11,221,288	8,707,876
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 1,200,000,000 shares authorized; 406,924,005 and 396,736,506 issued and outstanding at September 30, 2020 and December 31, 2019	406,924	396,737
Additional Paid-In Capital	85,672,742	81,222,726
Accumulated deficit	(97,170,514)	(89,957,946)
Total Stockholders' Deficit	(11,090,848)	(8,338,483)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$130,440	$369,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended September 30, 2020	For the Three Months ended September 30, 2019	For the Nine Months ended September 30, 2020	For the Nine Months ended September 30, 2019
REVENUES:
Service Revenue	$-	$-	$20,000	$-
Total Revenues	-	-	20,000	-

COSTS AND EXPENSES:
General and Administrative	458,755	339,842	1,526,530	1,062,423
Professional fees and Consulting expense	1,610,931	708,578	1,986,417	1,677,128
Research and Development	1,294,921	525,581	3,307,716	1,839,547

Total Costs and Expenses	3,364,607	1,574,001	6,820,663	4,579,098

LOSS FROM OPERATIONS	(3,364,607)	(1,574,001)	(6,800,663)	(4,579,098)

OTHER EXPENSE:
Amortization of Debt Discount	-	-	-	(374,608)
Financing Costs	-	-	-	(581)
Interest expense	(24,281)	(26,725)	(72,890)	(80,175)
Interest expense – related parties	(113,867)	(180,402)	(339,015)	(2,343,808)
Total Other Expense	(138,148)	(207,127)	(411,906)	(2,799,172)

NET LOSS	$(3,502,755)	$(1,781,128)	$(7,212,568)	$(7,378,270)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.03)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	406,724,979	347,770,054	404,796,634	247,783,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2020

	Common Stock
			Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	180,036,435	$180,037	$55,985,626	$(78,447,780)	$(22,282,117)
Issuance of warrants for services	-	-	19,745	-	19,745
Issuance of warrants for services – related party	-	-	4,767	-	4,767
Issuance of common stock for cash	1,500,000	1,500	148,500	-	150,000
Common stock issued on conversion of 11% Convertible Debt and accrued interest	4,649,291	4,649	460,280	-	464,929
Net loss for the three months ended March 31, 2019	-	-	-	(3,056,996)	(3,056,996)
Balance, March 31, 2019	186,185,726	186,186	56,618,918	(81,504,776)	(24,699,672)

Issuance of warrants for services	-	-	529,023	-	529,023
Issuance of warrants for services – related party	-	-	4,800	-	4,800
Issuance of common stock for cash	12,020,000	12,020	1,189,980	-	1,202,000
Common stock issued on conversion of 11% Convertible Debt and accrued interest	143,447,677	143,448	14,201,320	-	14,344,768
Net loss for the three months ended June 30, 2019				(2,540,146)	(2,540,146)
Balance, June 30, 2019	341,653,403	$341,654	$72,544,041	$(84,044,922)	$(11,159,227)

Issuance of warrants for services	-	-	231,032	-	231,032
Issuance of warrants for services – related party	-	-	3,850	-	3,850
Issuance of warrants for services – directors fees	-	-	192,614	-	192,614
Issuance of common stock for cash	12,980,000	12,980	1,285,020	-	1,298,000
Common stock issued on conversion of Loan Payable	3,118,359	3,118	308,718	-	311,836
Net loss for the three months ended September 30, 2019	-	-	-	(1,781,128)	(1,781,128)
Balance, September 30, 2019	357,751,762	$357,752	$74,565,275	$(85,826,050)	$(10,903,023)

	Common Stock
			Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	396,736,506	$396,737	$81,222,726	$(89,957,946)	$(8,338,483)
Issuance of warrants for services	-	-	898,975	-	898,975
Issuance of warrants for services – related party	-	-	297,248	-	297,248
Issuance of common stock for cash	156,252	156	24,844	-	25,000
Common stock issued on conversion of 11% Convertible Debt and accrued interest	1,362,247	1,362	134,863	-	136,225
Common stock issued on warrant exercise	5,636,690	5,637	370,363	-	376,000
Net loss for the three months ended March 31, 2020	-	-	-	(2,542,978)	(2,542,978)
Balance, March 31, 2020	403,891,695	403,892	82,949,019	(92,500,924)	(9,148,013)

Issuance of warrants for participation agreements	-	-	117,474	-	117,474
Common stock issued on warrant exercise	2,758,637	2,759	201,641	-	204,400
Net loss for the three months ended June 30, 2020	-	-	-	(1,166,835)	(1,166,835)
Balance, June 30, 2020	406,650,332	$406,651	$83,268,134	$(93,667,759)	$(9,992,974)

Issuance of warrants for services	-	-	713,647	-	713,647
Issuance of warrants for services – directors fees	-	-	1,248,616	-	1,248,616
Issuance of warrants for participation agreements	-	-	422,618	-	422,618
Common stock issued on warrant exercise	273,673	273	19,727	-	20,000
Net loss for the three months ended September 30, 2020	-	-	-	(3,502,755)	(3,502,755)
Balance, September 30, 2020	406,924,005	$406,924	$85,672,742	$(97,170,514)	$(11,090,848)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Cash Flows for Operating Activities:
Net Loss	$(7,212,569)	$(7,378,270)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock and warrants issued for services rendered – related party	297,248	13,417
Stock and warrants issued for services rendered	1,612,623	779,801
Warrants issued for Directors’ Fees	1,248,616	192,614
Amortization of debt issuance costs (interest expense – related parties)	-	1,187,817
Amortization of bond discount	-	374,608
Changes in assets and liabilities:
(Increase) in prepaid expenses	(51,791)	(31,858)
Increase in accounts payable	528,462	539,743
Increase in deferred revenue – participation agreements	1,384,907	-
Increase in accrued liabilities and interest	505,568	1,266,165
Net Cash (Used) by Operating Activities	(1,686,936)	(3,055,963)

Cash Flows from Investing Activities:	-	-
	-	-

Cash Flow from Financing Activities:
Proceeds from Loan Payable, related party – net of repayments	129,000	32,500
Proceeds of Loan Payable, other	121,700	-
Proceeds from sale of common stock warrants – participation agreements	540,093	-
Proceeds from exercise of common stock warrants	580,400	-
Proceeds from sales of common stock	25,000	2,650,000
Net Cash Provided by Financing Activities	1,396,193	2,682,500

(Decrease) in Cash	(290,743)	(373,463)
Cash at Beginning of Period	346,111	388,890
Cash at End of Period	$55,368	$15,427

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$581
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2020:

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

During the quarter ended March 31, 2020, warrants to purchase 3,880,000 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 1,876,691 shares of common stock.

During the quarter ended June 30, 2020, a principal shareholder and related party assigned a warrant to purchase 500,000 shares of the Company’s Common Stock to a third party investor and such warrant was exercised in the second quarter of 2020 at $.10 per share resulting in the issuance of 500,000 shares of common stock for gross proceeds of $50,000. The Company considered the warrant to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $42,090 using the Black Scholes pricing model relying on the following assumptions: volatility of 133.44%; annual rate of dividends 0%; discount rate of 0.41%.

During the quarter ended June 30, 2020, warrants to purchase 920,000 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 333,637 shares of common stock.

During the quarter ended September 30, 2020, $20,000 of Loan Payable, Related Parties were converted at $.10 per share into 200,000 shares of the Company’s common stock.

During the quarter ended September 30, 2020, warrants to purchase 800,000 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 73,673 shares of common stock.

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

The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020, or any other period.

The Company incurred a net loss of $7,212,569 for the nine months ended September 30, 2020. In addition, the Company had a working capital deficiency of $10,969,148 and a stockholders’ deficit of $11,090,848 at September 30, 2020. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. During the nine months ended September 30, 2020, the Company raised $625,400 from the issuance of common stock and exercise of common stock warrants; $1,925,000 from the proceeds from the sale of Participation Agreements and related warrants; $121,700 in Loans Payable, Other and $129,000 in loans from related parties. There can be no assurance that the Company will be able to raise additional capital.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of ZIVO Bioscience, Inc. and its wholly-owned subsidiaries, Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., Wellmetrix, LLC (formerly known as WellMetris, LLC), Zivo Bioscience, LLC and Zivo Biologic, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At September 30, 2020, the Company did not have any cash equivalents.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt Issuance Costs

The Company follows authoritative guidance for accounting for financing costs (as amended) as it relates to convertible debt issuance costs. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Debt Issuance Costs are reported on the balance sheet as a direct deduction from the face amount of the related notes. Amortization of debt issuance costs amounted to $-0- and $1,187,817 and are included in Interest Expense – Related Parties on the condensed consolidated Statements of Operations for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, and December 31, 2019 there were no unamortized Debt Issuance costs included in the condensed consolidated Balance Sheets as presented in these financial statements.

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

For nine months ended September 30, 2020 and 2019, the Company had $20,000 and $-0- of service revenue, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the nine months ended September 30, 2020 and 2019, no shipping and handling costs were incurred.

Research and Development

Research and development costs are expensed as incurred. The Company's research and development costs, including internal expenses, consist of clinical study expenses as it relates to the BioTech business and the development and growing of algae as it relates to the AgTech business. These consist of fees, charges, and related expenses incurred in the conduct of business with Company development by independent outside contractors. External clinical studies study expenses were approximately $1,431,000 and $1,650,000 for the nine months ended September 30, 2020 and 2019, respectively. Internal expenses, composed of staff salaries compose approximately $1,877,000 and $190,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the nine months ended September 30, 2020 and 2019, stock options and warrants were granted to employees, the Board of Directors and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $3,158,487 and $985,832 for these periods, respectively.

The fair value of stock options and warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected volatility	144.39% to 184.19%	176.10% to 185.11%
Expected dividends	0%	0%
Expected term	5-10 years	5 years
Risk free rate	0.28% to 2.31%	1.58% to 2.77%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of options, warrants and conversions of debentures. Potentially dilutive securities as of September 30, 2020, consisted of 76,578,752 common shares issuable upon the conversion of convertible debentures and related accrued interest and 237,547,006 common shares issuable upon the exercise of outstanding stock options and warrants. Potentially dilutive securities as of September 30, 2019, consisted of 101,203,285 common shares issuable upon the conversion of convertible debentures and related accrued interest and 203,130,756 common shares issuable upon the exercise of outstanding warrants. For the nine months ended September 30, 2020 and 2019 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the nine months ended September 30, 2020 and 2019.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

There were no depreciation and amortization expenses for the nine months ended September 30, 2020 and 2019 respectively.

NOTE 4 – DUE TO RELATED PARTY

The Company pays HEP Investments, LLC, a related party, a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt (see Note 6). During the quarter ended March 31, 2019, the balance of $432,429 was converted at $.10 per share into 4,324,291 shares of the Company’s common stock. As of September 30, 2020, and December 31, 2019, there were no outstanding balances due to related parties related to the Company’s convertible debt.

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

During the nine months ended September 30, 2020, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, advanced $20,000 to the Company. On September 15, 2020, he applied $20,000 of the loan balance to fund the purchase of 200,000 shares of a warrant for 250,000 shares of common stock at an exercise price of $.10 per share. The remaining 50,000 warrants were cashlessly exercised into 3,704 shares. The Company has agreed to pay interest of 11% per annum on these loans and as of September 30, 2020 owes accrued interest of $542.

During the nine months ended September 30, 2020 and September 30, 2019, the Company recorded interest expense on loans payable to Mr. Maggiore of $1,254 and $24,061, respectively.

HEP Investments, LLC

During the nine months ended September 30, 2020, HEP Investments, LLC advanced the Company $139,000, of which $30,000 has been repaid during this period. As of September 30, 2020, HEP Investments, LLC is owed $109,000.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (the “Lender”), entered into the following documents, effective as of December 1, 2011, as amended through May 16, 2018: (i) a Loan Agreement under which the Lender has agreed to advance up to $20,000,000 to the Company, subject to certain conditions, (ii) an 11% Convertible Secured Promissory Note in the principal amount of $20,000,000 (“Note”) (of which a total of $18,470,640 has been funded, with a total of $14,380,298 converted into 143,702,981 shares of common stock, leaving a balance advanced of $4,090,342 as of September 30, 2020), (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets, (iv) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $.12 per share (including a cashless exercise provision) which expired September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $20,000,000 called for by the Loan Agreement, and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents. The Lenders Notes are convertible into the Company’s restricted common stock at $.10 per share and bear interest at the rate of 11% per annum. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

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

As of September 30, 2020, the Company has not made the required annual interest payments and principal payments to the Lender. As the Company has not received a notice of default, pursuant to the terms of the Notes, the Company does not currently consider itself in default. Were the Company to be in default, additional interest would accrue at a rate of 16% per annum.

Based on the above, as of September 30, 2020, the total shares of common stock, if the Lender converted the complete $4,090,342 convertible debt, including related accrued interest of $1,859,832, would be 59,501,746 shares, not including any future interest charges which may be converted into common stock.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT (continued)

As of September 30, 2020, the Company has not made the required annual interest payments to the three (3) remaining New Lenders. As the Company has not received notices of default, pursuant to the terms of the Notes, we do not currently consider ourselves in default to the three (3) remaining investors. Were the Company to be considered in default, additional interest would accrue at a rate of 16% per annum.

Other Debt

In September 2014, the Lender of the 1% convertible debentures agreed to rolling 30-day extensions until notice is given to the Company to the contrary. As of September 30, 2020, that agreement is still in place. The Company determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	September 30, 2020 (Unaudited)	December 31, 2019
1% Convertible notes payable, due November 30, 2020 (at September 30, 2020)	$240,000	$240,000

11% Convertible note payable – HEP Investments LLC, a related party, past due September 30, 2019 (as of September 30, 2020 no notice of default has been received)	4,090,342	4,090,342

11% Convertible note payable – New Lenders; placed by Paulson, past due at various dates ranging from September 2018 to October 2019 (as of September 30, 2020 no notice of default has been received)	850,000	950,000
	5,180,342	5,280,342
Less: Current portion	5,180,342	5,280,342
Long term portion	$-	$-

Amortization of debt discounts was $-0- and $374,608 for the nine months ended September 30, 2020 and 2019, respectively.

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

•Reorganizes, merges, consolidates, or otherwise changes ownership or business structure, (2) makes any distribution of the Company's assets that would adversely affect its financial condition, or (3) transfers (including by pledge) or disposes of any assets except in the ordinary course of business, in each case without Lender's prior written consent; or

•Becomes the subject of a civil or criminal action that Lender believes may materially affect the Company's ability to pay the Note.

Upon the occurrence of an event of default, the Lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

NOTE 8 - DEFERRED REVENUE - PARTICIPATION AGREEMENTS

During the quarter ended September 30, 2020, the Company entered into twelve (12) License Co-Development Participation Agreements (“Agreements”) totaling $1,925,000 with third parties (“Participants”). The Agreements provide for payments by the Company to the Participants of an aggregate of 28.875% of fees generated by the Company from licensing or selling bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures and actually received from any licensee of the Company (the “Revenue Share”). The Agreements also call for the issuance of warrants to purchase an aggregate of 5,325,000 shares of common stock with a term of five years and at exercise prices of either $.11 or $.12 per share (See the Table below).

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEFERRED REVENUE - PARTICIPATION AGREEMENTS (Continued)

According to the terms of the Agreements, and pursuant to ASC 470-10-25 “Debt – Sales of Future Revenues” the Company has bifurcated the proceeds of $1,925,000 as follows: 1) the 5,325,000 warrants sold were attributed a value of $540,093 based on the Black Scholes pricing model using the following assumptions: volatilities ranging from 145.13% to 154.38%; annual rate of dividends 0%; discount rates ranging from 0.29% to 0.44%, and recorded as Additional Paid In Capital; 2) the remaining $1,384,907 was recorded as Deferred Revenue – Participation Agreements. Since the Company believes there is a rebuttable presumption pursuant to ASC 470-10-25.2, the Deferred Revenue – Participation Agreements will be amortized into income, using an estimate to be determined by Management, if and when the Company derives income from the license or sale of bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures.

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

Agreements #5 through #12 allow the Company the Option to buy back the right, title and interest in the Revenue Share for an amount equal to the amount funded plus a forty percent (40%) premium, if the Option is exercised in less than 18 months, or a fifty percent (50%) premium, if the Option is exercised after 18 months. Pursuant to the terms of Agreements #5 through #12, the Company may not exercise its Option until it has paid the Participant a revenue share equal to a minimum of thirty percent (30%) of the amount initially funded. Once this minimum threshold is met, the Company may exercise its Option by delivering written notice to the Participant of its intent to exercise the Option, along with repayment terms of the amount funded, which may be paid, in the Company’s sole discretion, in one lump sum or in four (4) equal quarterly payments. If the Company does not make such quarterly payments timely for any quarter, then the Company shall pay the prorate Revenue Share amount, retroactive on the entire remaining balance owed, that would have been earned during such quarter until the default payments are made and the payment schedule is no longer in default.

Agreement #	Date of Funding	Amount Funded	Warrants	Term	Exercise Price	Revenue Share	Minimum Payment Threshold	Buy-back Premium % pre-18 mos.	Buy-back Premium % post 18 mos.
1	April 13, 2020	$100,000	300,000	5 Years	$0.12	1.500%	-	40%	40%
2	April 13, 2020	150,000	450,000	5 Years	0.12	2.250%	-	40%	40%
3	April 13, 2020	150,000	450,000	5 Years	0.12	2.250%	-	40%	40%
4	May 7, 2020	250,000	750,000	5 Years	0.12	3.750%	-	40%	40%
5	June 1, 2020	275,000	825,000	5 Years	0.11	4.125%	$82,500	40%	50%
6	June 3, 2020	225,000	675,000	5 Years	0.11	3.375%	67,500	40%	50%
7	July 8, 2020	100,000	300,000	5 Years	0.12	1.500%	30,000	40%	50%
8	Aug. 24, 2020	125,000	375,000	5 Years	0.12	1.875%	37,500	40%	50%
9	Sept. 14, 2020	150,000	450,000	5 Years	0.12	2.250%	45,000	40%	50%
10	Sept.15, 2020	50,000	150,000	5 Years	0.12	0.750%	15,000	40%	50%
11	Sept.15, 2020	50,000	150,000	5 Years	0.12	0.750%	15,000	40%	50%
12	Sept.25, 2020	300,000	450,000	5 Years	0.12	4.500%	420,000	40%	50%
		$1,925,000	5,325,000			28.875%	$712,500

NOTE 9 - STOCKHOLDERS’ DEFICIT

Board of Directors fees

On September 26, 2019, the board of directors granted to each of its directors warrants to purchase 500,000 shares of common stock at an exercise price of $.08 per share. The warrants have a term of five years and vest immediately. The warrants were valued at $192,614 using the Black Scholes pricing model relying on the following assumptions: volatility 185.11%; annual rate of dividends 0%; discount rate 1.66%. In addition, three (3) directors received $10,000 for each annual term served.

On September 30, 2020, the board of directors granted to three of its directors warrants to purchase 500,000 shares of common stock and the Chairman of the Board warrants to purchase 10 million shares of common stock at an exercise price of $.10 per share. The warrants have a term of five years and vest immediately. The warrants were valued at $1,248,616 using the Black Scholes pricing model relying on the following assumptions: volatility 144.93%; annual rate of dividends 0%; discount rate 0.28%. In addition, each director is entitled to receive $10,000 for each annual term served.

The Company recorded aggregate directors’ fees of $1,272,866 and $222,614 during the nine months ended September 30, 2020 and 2019, respectively, representing common stock warrants and cash fees paid or accrued.

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

Stock Issuances

During the nine months ended September 30, 2020, the Company issued 156,252 shares at $.16 per share for proceeds of $25,000, to private investors.

During the nine months ended September 30, 2019, the Company issued 26,500,000 shares of its common stock at $.10 per share, for proceeds of $2,650,000, to private investors. The Company also issued warrants to purchase 1,060,000 shares of common stock at an exercise price of $.10 with a term of 5 years in connection with these issuances.

Stock Warrants Exercised

During the nine months ended September 30, 2020, HEP Investments, a principal shareholder and related party, assigned warrants to purchase 4,250,000 shares of the Company’s Common Stock to third party investors. These warrants were exercised at $.10 per share resulting in proceeds of $425,000. Due to the nature of this transaction, the Company considered the warrants to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $495,501 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 128.20% to 142.46%; annual rate of dividends 0%; discount rates ranging from 0.41% to 1.65%.

During the nine months ended September 30, 2020, warrants to purchase 5,600,000 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 2,284,001 shares of common stock.

In addition, the Company issued 6,185,000 shares of the Company’s Common Stock at an average price of $.09 per share for proceeds of $580,400 from the exercise of warrants.

Sale of Common Stock Warrants

In connection with the License Co-Development Participation Agreements (“Participation Agreements”) (see Note 8), the Company sold warrants to purchase 5,325,000 shares of common stock for $540,093. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 145.06% to 154.26%; annual rate of dividends 0%; discount rate 0.26% to 0.44%.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

Subject to adjustment as described in the 2019 Incentive Plan, the aggregate number of common shares (“Shares”) available for issuance under the 2019 Incentive Plan is One Hundred Two Million (102,000,000) Shares. The exercise price of each Share subject to an Option (as defined in the 2019 Incentive Plan) shall be at least the Fair Market Value (as defined in the 2019 Incentive Plan) (except in the case of an incentive stock option granted to more than 10% shareholder of the Company, in which case the price should not be less than 110% of the Fair Market Value) on the date of the grant of a Share and shall have a term of no more than ten years. As of September 30, 2020, 49,000,000 Options have been issued with terms between 5 years and 10 years. Based on certain performance milestones, the grant agreements also provide for the issuance of an additional 13,000,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and with a term of no more than ten years.

Common Stock Options

A summary of the status of the Company’s Options related to the 2019 Incentive Plan is presented below:

	September 30, 2020		December 31, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	29,000,000	$0.10	-	$-
Issued	20,000,000	0.14	29,000,000	0.10
Outstanding, end of period	49,000,000	$0.12	29,000,000	$0.10

Options outstanding and exercisable by price range as of September 30, 2020 were as follows:

Outstanding Options			Exercisable Options
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.10	28,000,000	9.13	$0.10	28,000,000	$0.10
0.11	1,500,000	4.99	0.11	1,500,000	0.11
0.12	3,000,000	4.88	0.12	0	-
0.13	3,500,000	4.45	0.13	3,500,000	0.13
0.14	1,000,000	9.19	0.14	1,000,000	0.14
0.15	2,000,000	9.43	0.15	2,000,000	0.15
0.16	10,000,000	4.37	0.16	3,000,000	0.16
	49,000,000	7.45	$0.12	39,000,000	$0.11

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

Mr. Rice shall also receive a bonus of $50,000 and a fully-vested nonqualified stock option to purchase 2,000,000 shares of the Company’s common stock exercisable at a price equal to the sixty (60) day trailing quoted price of the Common Stock of the Company in the OTC market, 10 year term, upon the closing, prior to December 31, 2020, of Third Party Financing which raises at least $15,000,000, as long as Mr. Rice was employed at the time of closing or was employed within one year prior to the closing. If, upon the closing prior to December 31, 2021 of Third Party Financing which raises at least $10,000,000 for the Company, Mr. Rice shall receive an additional bonus of $50,000, as long as Mr. Rice was employed at the time of closing or if employed within one year prior to the closing.

Mr. Rice’s Agreement provides that if a Change of Control (as defined in the Agreement) occurs and Mr. Rice resigns for Good Reason (as defined in the Agreement) or Mr. Rice’s employment is terminated without Cause (as defined in the Agreement) during the 24-month period following the Change of Control or during the sixty (60) days immediately preceding the date of a Change of Control, 100% of Mr. Rice’s unvested options will be fully vested and the restrictions on his restricted shares will lapse. Mr. Rice’s Agreement also provides for severance payments of, amongst other things, a lump sum payment of 300% of base salary and payment of 24 months of the base salary in such event.

Mr. Rice will receive the following severance benefits following a termination (as defined) of employment: a continuation of his Base Salary for one (1) year and a fully-vested, nonqualified stock option to purchase 1,000,000 shares of the Company’s common stock at a price equal to the sixty (60) day trailing quoted price of the Common Stock of the Company in the OTC market, 10 year term.

Prior to this Agreement, as compensation for serving as Chief Financial Officer, the Company, quarterly, issued warrants to purchase 50,000 shares of common stock to Philip M. Rice at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and compliant manner, at which time such warrants would vest. On February 12, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.10. The warrants were valued at $4,766 using the Black Scholes pricing model relying on the following assumptions: volatility 180.46%; annual rate of dividends 0%; discount rate 2.53%. On May 13, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $.10. The warrants were valued at $4,800 using the Black Scholes pricing model relying on the following assumptions: volatility 181.72%; annual rate of dividends 0%; discount rate 2.18%.

Employment Agreements

In the nine months ended September 30, 2020, the Company entered into Employment Letters (“Agreements”) with five of its employees. The Agreements provide, among other items, for immediate issuance of 7,250,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and shall have a term of five years (these options were valued at $1,581,776 using the Black Scholes pricing model relying on the following assumptions: volatility 145.44% and 184.19%; annual rate of dividends 0%; discount rate 0.28% and 2.31%). Based on certain performance milestones, the Agreements also provide for the issuance of an additional 10,000,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and shall have a term of five years. The agreements provide for a base salary and cash performance bonuses. The vesting of the 10,000,000 options for the year ends are as follows: 2020: 1,750,000; 2021: 5,500,000 and 2022: 2,750,000.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below:

	September 30, 2020		December 31, 2019
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	194,204,339	$0.09	192,148,956	$0.09
Issued	16,825,000	0.12	12,783,672	0.10
Exercised	(11,815,000)	0.10	(9,688,917)	0.10
Cancelled	-	-	(345,205)	0.11
Expired	(2,667,333)	0.08	(694,167)	0.17
Outstanding, end of period	196,547,006	$0.09	194,204,339	$0.09

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

Warrants outstanding and exercisable by price range as of September 30, 2020 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.05	1,000,000	0.95	$0.05	1,000,000	$0.05
0.06	16,050,000	1.84	0.06	16,050,000	0.06
0.07	2,500,000	1.95	0.07	2,500,000	0.07
0.08	30,468,477	1.71	0.08	30,468,477	0.08
0.09	225,000	1.06	0.09	225,000	0.09
0.10	124,573,734	2.61	0.10	124,573,734	0.10
0.11	3,704,795	3.48	0.11	3,704,795	0.11
0.12	15,375,000	4.93	0.12	15,375,000	0.12
0.14	2,550,000	3.00	0.14	2,550,000	0.14
0.18	400,000	4.24	0.18	400,000	0.18
	196,547,006	2.60		196,547,006	$0.09

NOTE 10- COMMITMENTS AND CONTINGENCIES

Dahl Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving as Chief Executive Officer under the terms of an employment agreement dated November 29, 2019 (“Agreement”) that superseded and replaced all prior employment agreements and understandings. Under the terms of the Agreement, Mr. Dahl’s agreement provides for a term of three years, with successive automatic renewals for one year terms, unless either party terminates the Dahl Agreement on at least 60 days’ notice prior to the expiration of the then current term of Mr. Dahl’s employment. Mr. Dahl has received an annual base salary, commencing on June 1, 2019, of $440,000 (“Base Salary”), of which $7,500 per month will be deferred until either of the following events occur: (i) within five (5) years after the Effective Date, the Company enters into a term sheet to receive at least $25,000,000 in equity or other form of investment or debt on terms satisfactory to the board of directors of the Company (the “Board”) including funding at closing on such terms of at least $10 million; or (ii) within twelve (12) months after the Effective Date that the Company receives revenue of at least $10 million. The Company has accrued $120,000 of the deferred salary as of September 30, 2020, reflected in accrued expenses on the Balance Sheet. The Base Salary is subject to annual review and increase (but not decrease) by the Board during the Employment Term with minimum annual increases of 4% over the previous year’s Base Salary.

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

Mr. Dahl’s Employment Agreement provides that if a Change of Control (as defined in the Agreement) occurs Mr. Dahl’s employment is terminated without Cause (as defined in the Agreement) or Mr. Dahl resigns for Good Cause (as defined in the Dahl Agreement) during the 24-month period following the Change of Control or during the sixty (60) days immediately preceding the date of a Change of Control, 100% of Mr. Dahl’s unvested options will be fully. Mr. Dahl’s Employment Agreement also provides for severance payments of, amongst other things, 300% of base salary and 2x the amount of the Revenue Bonus in such event.

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

Corporate Advisory Agreement

On September 30, 2019, effective July 9, 2019, the Company entered into an agreement with an Investment Opportunity Provider (IOP). The IOP has been engaged as an exclusive financial advisor in connection with the proposed securities offering and sale of up to $35 million of the Company’s Common Stock. The Company has agreed to pay the IOP, upon the acceptance of a successful funding transaction, a fee of 1% of the aggregate value of the transaction and a warrant to purchase up to 6,000,000 shares of common stock at an exercise price of $.10 for a term of five years. As of September 30, 2020, in connection with this agreement, no successful funding transactions have taken place and no warrants have been issued.

Financial Consulting Agreement – May 2020

On May 4, 2020, the Company entered into a Financial Consulting and Corporate Advisory Agreement (“Agreement”). The Agreement calls for a non-refundable initial fee of $25,000 and two additional monthly fees of $15,000 per month. To the extent a transaction (defined as the sale of equity securities, hybrid debt and equity securities or the entering into any fund capital, joint venture, buy out, or similar transactions) is entered into, then the Company will pay an 8% fee based on the value of the transaction. A 50% credit of the initial fee and monthly fees will be credited against the 8% fee. This Agreement can be cancelled at any time by either party, however, there is a 24-month period where the 8% transaction will be payable based on identified transaction participants. This Agreement was cancelled in July 2020.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES (Continued)

Financial Consulting Agreement – July 2020

On July 16, 2020, the Company entered into an Advisory Agreement (“Agreement”). The Agreement calls for monthly fees of $10,000 per month. The Agreement is on a month to month renewal basis. Upon each renewal (starting with the second month), the Company shall issue a warrant to purchase 150,000 shares of common stock at an exercise price of $.12 for a term of five years. The Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $.12 for a term of five years valued at $30,846 using the Black Scholes pricing model relying on the following assumptions: volatility 144.93% to 145.50%; annual rate of dividends 0%; discount rate 0.29% The Company terminated this Agreement in October 2020.

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”) (see Note 8 – Stockholders’ Deficiency). In May 2019, the Company issued a warrant to purchase 5,000,000 shares of common stock at an exercise price of $.10 for a term of five years to the Consultant. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34%. In October 2019, 2,000,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase nineteen million (19,000,000) shares of the Company’s common stock at an exercise price of $0.10 per share. As of September 30, 2020, the Development Project has not closed, and the warrants have not yet been issued. The Board of Directors has also authorized the Company to issue to Consultant a cashless warrant with a five-year term to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share at its discretion. As of September 30, 2020, such warrant has not been issued.

Marketing / Public Relations Agreement

On December 27, 2019, the Company entered into a Marketing / Public Relations Agreement (“Agreement”) with a consultant (“Consultant”). The Agreement provides that the Consultant will assist the Company in identifying and assist in the negotiation of potential licensing, product sales, joint ventures and venture financing of projects outside of the United States and provide advice for the Company’s long-term business strategy and commercial relationships. The Agreement calls for the issuance of warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price based on the closing market price on the day of issuance, with a five-year term. For commercial transactions whose value is determined and agreed to by both parties exceeding $1,000,000 (“Qualifying Transaction”), the Company shall issue to Consultant a warrant to purchase common stock in the amount of 500,000 shares. For each successive Qualifying Transaction of at least $1,000,000, the Consultant shall be issued 300,000 shares up to a maximum cumulative award of 5,000,000 shares in warrant form in total. Further, the Company will pay a 4% commission on the revenue received on the sale of Company algal product to one or more entities identified and cultivated by Consultant, and on the revenue received from licensing the Company’s intellectual property to such entities identified and cultivated by Consultant, for a period of three (3) years from the effective date of a qualifying transaction. The Agreement also calls for a $5,000 payment upon signing and monthly payments of $5,000 once a Qualifying Transaction, the sale of an algal product or revenue from a licensing transaction occurs. As of September 30, 2020, a commercial transaction has not closed, and the warrants have not yet been issued and no commissions have been paid.

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

Executive Compensation

See Note 9 – Stockholder’ Deficiency for disclosure of compensation to the Chief Financial Officer.

Employment Agreement

See Note 10 – Commitments and Contingencies for disclosure of the Employment Agreement with the Chief Executive Officer.

NOTE 12 – SUBSEQUENT EVENTS

Loan Payable - Related Party:

Christopher Maggiore

On October 21, 2020, Christopher Maggiore converted $1,254 of its accrued interest expense on loans payable into 12,537 shares of the Company’s common stock at $.10 per share.

HEP Investments, LLC

On October 4, 2020, HEP Investments, LLC converted $100,000 of its Loan Payable into a License Co-Development Participation Agreement (“Agreement”). The net amount remaining of $9,000 remains recorded as a Loan Payable, Related Party.

The Agreement provides for, among other items, the partner (the “Participant”) to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from the Company’s algae cultures. Based upon the agreement signed, the Company will issue to the Participant warrants with a five-year term to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.12 per share and provide to the Participant a 1.50% “Revenue Share” of all license fees generated by ZIVO from any Licensee.

The Agreement allows the Company the Option to buy back the right, title and interest in the Revenue Share for an amount equal to the amount funded plus a forty percent (40%) premium. Pursuant to the terms of the Agreement, the Company may not exercise its Option until it has paid the Participant a revenue share equal to a minimum of thirty percent (30%) of the amount initially funded. Once this minimum threshold is met, the Company may exercise its Option by delivering written notice to the Participant of its intent to exercise the Option, along with repayment terms of the amount funded, which may be paid, in the Company’s sole discretion, in one lump sum or in four (4) equal quarterly payments. If the Company does not make such quarterly payments timely for any quarter, then the Company shall pay the prorate Revenue Share amount, retroactive on the entire remaining balance owed, that would have been earned during such quarter until the default payments have been made and the payment schedule is no longer in default.

Deferred Revenue - Participation Agreement – Related Party:

On October 8, 2020, Strome Mezzanine Fund, LP entered into a License Co-Development Participation Agreement (“Agreement”) for $500,000. The Agreement provides for, among other items, the partner (the “Participant”) to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from the Company’s algae cultures. Based upon the agreements signed to date, the Company will issue to the Participant warrants with a five-year term to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share and provide to the Participant a 7.50% “Revenue Share” of all license fees generated by ZIVO from any Licensee.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS (Continued)

The Agreement allows the Company the Option to buy back the right, title and interest in the Revenue Share for an amount equal to the amount funded plus a forty percent (40%) premium. Pursuant to the terms of the Agreements, the Company may not exercise its Option until it has paid the Participant a revenue share equal to a minimum of thirty percent (30%) of the amount initially funded. Once this minimum threshold is met, the Company may exercise its Option by delivering written notice to the Participant of its intent to exercise the Option, along with repayment terms of the amount funded, which may be paid, in the Company’s sole discretion, in one lump sum or in four (4) equal quarterly payments. If the Company does not make such quarterly payments timely for any quarter, then the Company shall pay the prorate Revenue Share amount, retroactive on the entire remaining balance owed, that would have been earned during such quarter until the default payments have been made and the payment schedule is no longer in default.

Deferred Revenue - Participation Agreement:

From October 1, 2020 through the date of this filing, the Company entered into two License Co-Development Participation Agreements (“Agreements”) for $300,000. The Agreements provide for, among other items, the partners (the “Participants”) to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from the Company’s algae cultures. Based upon the agreements signed to date, the Company will issue to the Participants warrants with a five-year term to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.12 per share and provide to the Participants a 4.50% “Revenue Share” of all license fees generated by ZIVO from any Licensee.

The Agreements allows the Company the Option to buy back the right, title and interest in the Revenue Share for an amount equal to the amount funded plus a forty percent (40%) premium. Pursuant to the terms of the Agreements, the Company may not exercise its Option until it has paid the Participant a revenue share equal to a minimum of thirty percent (30%) of the amount initially funded. Once this minimum threshold is met, the Company may exercise its Option by delivering written notice to the Participant (s) of its intent to exercise the Option, along with repayment terms of the amount funded, which may be paid, in the Company’s sole discretion, in one lump sum or in four (4) equal quarterly payments. If the Company does not make such quarterly payments timely for any quarter, then the Company shall pay the prorate Revenue Share amount, retroactive on the entire remaining balance owed, that would have been earned during such quarter until the default payments have been made and the payment schedule is no longer in default.

Financial Consulting Agreement – July 2020

As discussed in NOTE 10 – COMMITMENTS AND CONTINGENCIES, in July 2020, the Company entered into an Advisory Agreement (“Agreement”). In October, the Company issued a warrant to purchase 150,000 shares of common stock at an exercise price of $.12 for a term of five years. The Company terminated this Agreement in October 2020.

Stock Issuances

From October 1, 2020 through the date of this filing, the Company received proceeds of $265,000 from the issuance of 2,650,000 shares of common stock at $.10 per share.

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

For our Wellmetrix, LLC subsidiary (“Wellmetrix”) the Board and management agreed to halt active product development and instead focus on prospective out-licensing of the existing intellectual property, consisting of a patent and several patents pending. An ongoing commitment to patent prosecution and maintenance of the existing patent has been approved by the Board.

Results of Operations for the three months ended September 30, 2020 and 2019

Net Sales.

We had no sales during the three months ended September 30, 2020 and 2019.

Cost of Sales.

We had no cost of sales during the three months ended September 30, 2020 and 2019.

General and Administrative Expenses.

General and administrative expenses were $458,755 for the three months ended September 30, 2020, as compared to $339,842 for the comparable prior period. The increase of approximately $119,000 in general and administrative expense during 2020 is due primarily to the following: $152,000 increase in salary expenses, of which $85,000 was due to a stock options issued to employees, a non-cash expense, a $2,000 increase in office expenses offset by a $22,000 decrease in travel expenses, a $10,000 decrease in in public communication expenses, a $2,000 decrease in rent and a $1,000 decrease in insurance.

Professional and Consulting Expenses.

Professional and consulting expenses were $1,610,931 for the three months ended September 30, 2020, as compared to $708,578 for the comparable prior period. The increase of approximately $902,000 in professional and consulting expense during 2020 is mainly due to the following: an increase in Director Fees of $1,054,000 (the non-cash portion of Director Fees in 2020 was $1,249,000 for the issuance of 11,500,000 warrants for the purchase of common stock compared the 2019 issuance of 2,500,000 warrants for the purchase of common stock valued at to $193,000, as difference of $1,056,000) an increase of $97,000 in legal fees, an increase of $25,000 in investor relations fees, an increase of $24,000 in filing and listing fees and an increase of $5,000 in accounting fees offset by a decrease of $303,000 in financial consulting fees (of which a net non-cash value is $200,000 represented by a value of $31,000 relating to warrants issued in 2020 for 300,000 shares of common stock offset by a value of $231,000 relating to warrants issued in 2019 for 3 million shares of common stock).

Research and Development Expenses.

For the three months ended September 30, 2020, we incurred $1,294,921 in research and development expenses, as compared to $525,581 for the comparable period in 2019.

Of these expenses, approximately $1,295,000 and $491,000 for the three months ended September 30, 2020 and 2019, respectively, are costs associated with research relating to Zivo. Of these costs in 2020, $593,000 are a non-cash charge relating to Stock Options granted to employees involved with Research and Development. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The decrease of $32,000 of cash expenses from the prior period is due to the reduced availability of cash during this period.

With respect to our Wellmetrix, LLC subsidiary, we incurred approximately $-0- and $35,000 in research and development expenses for the three months ended September 30, 2020 and 2019, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The decrease of $35,000 from the prior period is due to a halting of activities for research and development. As noted above, the Company has halted active product development and instead is focusing on prospective out-licensing of the existing intellectual property, consisting of a patent and several patents pending.

Results of Operations for the nine months ended September 30, 2020 and 2019

Net Sales.

ZIVO had no sales during the nine months ended September 30, 2020 and 2019.

For Wellmetrix, we had $20,000 and $-0- of service revenue during the nine months ended September 30, 2020 and 2019, respectively. The Wellmetrix service revenue related to a study design for a pre-clinical trial.

Cost of Sales.

We had no cost of sales during the nine months ended September 30, 2020 and 2019.

General and Administrative Expenses.

General and administrative expenses were $1,526,530 for the nine months ended September 30, 2020, as compared to $1,062,423 for the comparable prior period. The approximate $464,000 increase in general and administrative expense during 2020 is due primarily to the following: an increase of $581,000 in salary expense, of which $386,000 was due to a stock options issued to employees, a non-cash expense, an increase in insurance expense of $39,000, an increase in rent expense of $20,000, offset by a decrease in recruiting expenses of $107,000, a decrease in travel expense of $56,000 and a decrease in public communication expenses of $13,000.

Professional and Consulting Expenses.

Professional and consulting expenses were $1,986,417 for the nine months ended September 30, 2020, as compared to $1,677,128 for the comparable prior period. The approximate $309,000 increase in professional and consulting expense during 2020 is mainly due to the following: an increase in Director Fees of $1,050,000 (the non-cash portion of Director Fees in 2020 was $1,249,000 for the issuance of 11,500,000 warrants for the purchase of common stock compared the 2019 issuance of 2,500,000 warrants for the purchase of common stock valued at to $193,000, as difference of $1,056,000) an increase of $34,000 in accounting fees, an increase of $27,000 in legal fees, offset by a decrease of $692,000 in financial consulting (of which a net non-cash value is $729,000 represented by a value of $31,000 relating to warrants issued in 2020 for 300,000 shares of common stock offset by a value of $760,000 relating to warrants issued in 2019 for 8 million shares of common stock), a decrease of $102,000 in investment banking fees, a decrease of $5,000 in investor relations fees and a decrease in filing and listing fees of $3,000.

Research and Development Expenses.

For the nine months ended September 30, 2020, we incurred $3,307,716 on research and development expenses, as compared to $1,839,547 for the comparable period in 2019.

Of these expenses, approximately $3,167,000 and $1,771,000 for the nine months ended September 30, 2020 and 2019, respectively, are costs associated with research relating to Zivo. Of these costs in 2020, $1,492,000 are a non-cash charge relating to Stock Options granted to employees involved with Research and Development. Subject to the availability of funding, our research and development costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The decrease of $96,000 of cash expenses from the prior period is due to the reduced availability of cash during this period.

With respect to our Wellmetrix, LLC subsidiary, we incurred $141,000 and $68,000 in research and development expenses for the nine months ended September 30, 2020 and 2019, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The increase of $72,000 from the prior period is due to reinitiating certain limited projects for research and development. As noted above, the Company has halted active product development and instead is focusing on prospective out-licensing of the existing intellectual property, consisting of a patent and several patents pending.

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

As of November 12, 2020, we had a cash balance of approximately $220,000. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the nine months ended September 30, 2020, we incurred negative cash flows from operations of $1,686,936. As of September 30, 2020, we had a working capital deficiency of $10,969,148 and a stockholders’ deficiency of $11,090,848. Although we recently received funding of $800,000 from the proceeds from the sale of Co-Partnership License Agreements and $265,000 from the sale of 2,650,000 shares of the Company’s Common Stock through November 12, 2020, we have a near term need for additional capital.

During the nine months ended September 30, 2020, our operating activities used $1,686,936 in cash, an decrease of $1,369,027 from the comparable prior period. The approximate $1,369,000 decrease in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $166,000 decrease in net loss, an increase in non-cash expenses of $610,000 (an increase of stock and warrants issued for services of $2,173,000, offset by a decrease in amortization of debt issuance costs of $1,188,000, a decrease in amortization of bond discount of $375,000), and $593,000 of changes made up of an increase in deferred revenue of $1,385,000 offset by a decrease in accrued liabilities - $761,000, a decrease in prepaid expenses - $20,000 and a decrease in accounts payable - $11,000.

During the nine months ended September 30, 2020 and 2019, there were no investing activities.

During the nine months ended September 30, 2020, our financing activities generated $1,396,000, a decrease of approximately $1,286,000 from the comparable prior period. The decrease in cash provided by financing activities was due to an increase in proceeds of approximately $580,000 from the exercise of common stock warrants, $122,000 from the proceeds of loan payable - other, $540,000 of proceeds from the sale of common stock warrants - License Co-Development Participation Agreements and $97,000 from proceeds of loans payable from a related party, offset by a decrease of $2,625,000 from proceeds the sale common stock as compared to the prior period.

Although we raised a limited amount of capital during 2019 and the first nine months of 2020, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our research and development program.

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

COVID-19 STATEMENT

The Company is carefully monitoring the effects the COVID-19 global pandemic is having on its operations. The COVID-19 pandemic and other outbreaks have resulted in, and may continue to result in delays in or the suspension of product development activities, regulatory work streams, research and development activities and other important commercial functions. The Company is also dependent upon third parties for the production and growth of our proprietary algae strains. As the COVID-19 pandemic continues, the Company has experienced, and may continue to experience additional disruptions that could severely impact the business and planned trials, including:

•diversion of contract research organization (“CRO”) resources away from the conduct of studies, including the diversion of available test sites supporting the conduct of clinical trials;

•changes in local regulations as part of a response to the COVID-19 which may require changes to the way in which trials are conducted and may result in unexpected costs; and

•delays in necessary interactions with academic researchers at universities, life science research labs, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

Further, prolonged government disruptions, global pandemics and other natural disasters or geopolitical actions, including related to the COVID-19 pandemic, could affect the Company’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Prior to the COVID-19 pandemic, the expectation was that there would be forward moment with the production of our algal biomass, validation and purification. However, these were temporarily suspended and/or delayed, and many continue in diminished capacity.

Significant elements of income or loss not arising from our continuing operations

We do not expect to experience any significant elements of income or loss other than those arising from our continuing operation.

Seasonality

Based on our business model, anticipated income streams are to be generated from (i) royalties and advances for licensed natural bioactive ingredients, isolated natural compounds and synthetic variants thereof, and (ii) bulk sales of such ingredients.

Staffing

We have conducted all of our activities since inception with a minimum level of qualified staff. We currently do not expect a significant increase in staff.

Off-Balance Sheet arrangements

We have no off-balance sheet arrangements that would create contingent or other forms of liability.

Item 4T. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive and principal financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth elsewhere in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this Report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

The COVID-19 pandemic and measures taken to contain it have significantly adversely affected, and are likely to continue to significantly adversely affect, our business, results of operations, financial condition, cash flows, liquidity and stock price.

We face risks related to health pandemics and outbreaks of communicable diseases, and in particular, the recent outbreak around the world of the highly transmissible and pathogenic COVID-19 coronavirus. The COVID-19 pandemic and other outbreaks have resulted in, and may continue to result in delays in or the suspension of our product development activities, our regulatory work streams, our research and development activities and other important commercial functions. We are also dependent upon third parties for the production and growth of our proprietary algae strains.

As the COVID-19 pandemic continues, we have experienced, and may continue to experience additional disruptions that could severely impact our business and planned trials, including:

•diversion of contract research organization (“CRO”) resources away from the conduct of studies, including the diversion of available test sites supporting the conduct of clinical trials;

•changes in local regulations as part of a response to the COVID-19 which may require us to change the way in which trials are conducted and may result in unexpected costs; and

•delays in necessary interactions with academic researchers at universities, life science research labs, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

Further, in our operations as a public company, prolonged government disruptions, global pandemics and other natural disasters or geopolitical actions, including related to the COVID-19 pandemic, could affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Prior to the COVID-19 pandemic, our expectation was that we would move forward with the production of our algal biomass, validation and purification. However, these were temporarily suspended and/or delayed, and many continue in diminished capacity.

In addition to the risks specifically described above, the COVID-19 pandemic has exacerbated and precipitated the other risks described herein, and may continue to do so, in ways that we are not currently able to predict, any of which could significantly adversely affect our business, results of operations, financial condition, cash flows, liquidity or stock price

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months September 30, 2020, the Company issued 285,424 shares of common stock according to the following schedule:

		Common Stock	Amount
Form	Date	Shares	Received
Warrant exercise (cashless) – related party	26-Jun-20	15,455	-
Warrant exercise (cashless) – related party	18-Aug-20	41,667	-
Warrant exercise (cashless) – related party	8-Sep-20	3,704	-
Warrant exercise – related party	8-Sep-20	200,000	20,000
Warrant exercise (cashless) – related party	9-Sep-20	14,151	-
Warrant exercise (cashless) – related party	9-Sep-20	14,151	-
		285,424	$20,000

Such shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. These issuances qualified for exemption from registration because (i) the Company did not engage in any general solicitation or advertising to market the securities; (ii) the recipients were provided the opportunity to ask questions and receive answers from the Company regarding the Company; (iii) the securities were issued to a person with knowledge and experience in financial and business matters capable of evaluating the merits and risks of an investment in the Company; and (iv) the recipients received “restricted securities”.

Item 5. Other Information

During the quarter the Company entered into License Co-Development Participation Agreements as described in Note 8 to the financial statements.

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of License Co-Development Participation Agreement.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.
Date: November 12, 2020

	By:	/s/ Andrew Dahl
Andrew Dahl
Chief Executive Officer

	By:	/s/ Philip Rice
Philip Rice
Chief Financial Officer