Form 10-K
period 2020-12-31
Zivo Bioscience, Inc.
filed 2021-02-25
CIK 1101026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2020

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
(Address of Principal Executive Offices, including zip code)

(248) 452 9866
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
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

Yes [X] No [   ]

Indicate by checkmark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [X]

The aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2020 by non-affiliates of the issuer was $27,358,149 based on the closing price of the registrant’s common stock on such date.

As of February 25, 2021, there were 418,346,110 shares of $0.001 par value common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the 2021 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report to the extent described herein.

FORM 10-K

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•our ability to continue as a going concern and our history of losses;

•our relatively new business model and lack of significant revenues;

•our ability to prosecute, maintain or enforce our intellectual property rights;

•disputes or other developments relating to proprietary rights and claims of infringement;

•the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•the implementation of our business model and strategic plans for our business and technology;

•the successful development of our sales and marketing capabilities;

•the potential markets for our products and our ability to serve those markets;

•the rate and degree of market acceptance of our products and any future products;

•our ability to retain key management personnel;

•regulatory developments and our compliance with applicable laws;

•our liquidity;

•our goal to begin to generate revenues and become profitable;

•the results of current and future testing of our products;

•the anticipated performance and benefits of our products; the ability to generate licensing fees; and

•our financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,”, “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “targets,” “intends,” and similar expressions intended to identify forward looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.

You should refer to the “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate.

PART I

Item 1. Business.

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us,” “ZIVO,” “the Registrant” or “the Company” refer to Zivo Bioscience, Inc., a Nevada corporation, and its subsidiaries.

Overview

We are a research and development (“R&D”) company operating in both the biotech and agtech sectors, with an intellectual property (“IP”) portfolio comprised of proprietary algal and bacterial strains, biologically active molecules and complexes, production techniques, cultivation techniques and patented or patent-pending inventions for applications in human and animal health.

Biotech – ZIVO Product Candidates

ZIVO has developed bioactive compounds derived from its proprietary algal culture, targeting human and animal diseases, such as poultry coccidiosis, bovine mastitis, human cholesterol, and rheumatoid arthritis. As part of its strategy, ZIVO will continue to seek strategic partners for late-stage development, regulatory preparation and commercialization of its products in key global markets.

Agtech – ZIVO’s Algal Biomass

ZIVO’s algal biomass is currently produced in Arizona, India and Peru.  ZIVO’s algal biomass contains Vitamin A, protein, iron, important fatty acids, non-starch polysaccharides and other micronutrients that position the product as a viable functional food ingredient and nutritional enhancement for human and animal use. The Company currently has contracts with NutriQuest, Grekin Laboratories, and others for the sale of its algal biomass.

Wellmetrix

In August 2013, we acquired the assets, consisting primarily of IP rights, of Wellness Indicators, Inc. (“Wellness”), a Michigan corporation based in Illinois. Concurrently, we formed WellMetris, LLC as a 100% owned entity of ZIVO. In 2018, we changed the name of WellMetris, LLC to Wellmetrix, LLC (“Wellmetrix”). We acquired four patent applications as part of the transaction, in addition to engineering drawings, prototypes, chemical formulae, validation data, laboratory equipment and IT equipment. We assigned all of the IP acquired to Wellmetrix with a stated value of $1,391,281.

For Wellmetrix, the Board and management agreed to halt active product development and instead focus on prospective out-licensing of the existing IP, consisting of a patent and several patents pending. An ongoing commitment to patent prosecution and maintenance of the existing patent has been approved by the Board.

ZIVO Pipeline

•Biotech:

•Poultry Gut Health: ZIVO has conducted multiple poultry clinical trials to develop and refine a treatment for coccidiosis, a condition that inflames the digestive tracts of poultry, which is currently treated with various antibiotics, antimicrobials and chemicals.

•Bovine Mastitis: ZIVO is developing a treatment for bovine mastitis derived from its proprietary algal culture and the bioactive agents contained within.

•Canine Joint Health: Studies have indicated the potential of a chondroprotective property when our lead compound fraction was introduced into ex vivo canine joint tissues.

•Human Immune Modulation: Early human immune cell in vitro and in vivo studies have indicated that one of the isolated and characterized biologically active molecules in the Company’s portfolio may serve as an immune modulator.

•Agtech:

•Human Food Ingredient: ZIVO algal biomass was Generally Regarded as Safe (“GRAS”) affirmed in late 2018 and is therefore available and suitable for human consumption as an ingredient in foods and beverages.

•Joint/Exertion Recovery:  Previous animal studies involving ZIVO’s algal biomass supported some early evidence that ZIVO’s algal biomass may have potential health benefits in animals, but further testing and validation is required to make specific structure/function claims for human sports nutrition applications, if any, per regulatory requirements.

•Poultry Feed:  ZIVO anticipates that following commercialization, dried ZIVO algal biomass would be mixed directly into poultry feed at an estimated ratio of 1kg to 1000kg at the feed mill and may be fed continuously from hatch to harvest, or at certain time periods in the grow cycle.

•Aquaculture: A third party aquafeed laboratory has indicated to ZIVO that early research yielded positive results regarding the suitability of ZIVO’s algal biomass for the aquafeed market.

Our Market Opportunity

Biotech

Poultry Gut Health

Coccidiosis, or the inflammation of the intestinal tract, is one of the largest health and animal welfare problems facing the poultry flocks. Roughly $3.0 billion was spent in 2006 to control this condition, of which antibiotics and antimicrobials comprise a significant percentage. Consumer and regulatory pressure have created what we believe to be an opportunity to develop and market an alternative to various antimicrobials routinely mixed into chicken feed. The Company is developing a product candidate designed to boost immune response, thereby combatting a broad range of infective pathogens, with the goal of simultaneously improving feed conversion and productivity.

Bovine Mastitis

Bovine mastitis, or inflammation of the udder, can halt milk production and may result in unsaleable milk.  The U.S. cow herd averaged 9.399 million cows in 2018 and U.S. milk production hit 217.6 billion pounds in 2018. Bovine mastitis affects approximately 1.5 million out of the 9 million dairy cows in the U.S. on an annual basis, and the average loss per cow per year in milk output is 846 pounds. Current treatments are primarily antibiotic, which requires a holding period and disposal of milk during that holding period.

Canine Joint Health

Osteoarthritis (“OA”) is one of the most common ailments among pet dogs, with prevalence believed to be greater than 20%.  The U.S. is expected to hold the largest share of the global market for veterinary pain management due to the vast pet population in the region, increasing animal healthcare expenditure, large number of hospitals and clinics, growing pool of veterinarians, and high prevalence of diseases causing pain. According to IBISWorld, the U.S. veterinary services market showed a solid, steady increase in consumer spending over the past few years.

Human Immune Modification

Beyond arthritis, there are more than 80 types of clinically different autoimmune diseases. Many major pharmaceutical and biopharmaceutical companies have extensive licensing and development programs focused on autoimmune/anti-inflammatory R&D. The rise in strategic alliances by discovery stage R&D companies like ZIVO is one of the latest trends that may gain traction in the autoimmune and anti-inflammatory therapeutics market in the coming years.

Agtech

Human Functional Food Ingredients

The market for healthy foods, health foods, vegan and vegetarian food products continues to gain traction in the U.S. and worldwide, especially as consumers look for healthful and nutritional ingredients to improve overall health and immune response. The drive toward plant-based proteins and microbiome-enhancing natural foods and food/beverage ingredients and dietary supplements continues to expand.

Joint/Exertion Recovery

The market for protein bars, energy drinks, and dietary supplements has been increasing among fitness mavens, bodybuilders and athletes. An increasing number of health & fitness centers has been positively influencing the growth of this market as these centers are involved in the endorsement of sports and fitness nutrition products among their respective consumers. Products may take the form of typical capsules or as mixable powders, beverages, snacks and crisps, many of them vegan or vegetarian.

Poultry Feed Ingredient

Poultry producers combat infectious disease, environmental stressors, feed issues and economic pressures to meet yield, quality and food safety targets not just in the U.S. and EU, but worldwide. In North America, over 66 million metric tons of poultry feed is produced and consumed each year. Medicated feeds with antibiotics, antimicrobials, ionophores, sulfa and copper-based chemicals are under scrutiny, facing consumer pushback.  Market and regulatory pressures are encouraging producers to consider non-drug alternatives to keep birds healthy and growing which has created a market for premium “natural” feed ingredients.

Aquaculture

The ingredients used for providing balanced nutrition for aquaculture species are available in the form of pellets, granules, and powders, among others. The aquafeed is primarily sourced from vegetables, grains, oilseeds and the like. The aquafeed industry is fragmented, with the top 5-6 companies accounting for almost 40% of the market share. These companies are targeting countries in most parts of the world for business expansion, either by investing in new production units or acquiring established small players in specific regions.  Investment in R&D activities to introduce new and efficient products is another strategy adopted by manufacturers to stay ahead of their competition in the matured markets of North America and Europe.

Clinical Development and Regulatory Pathway

Clinical Experience, Future Development and Clinical Trial Plans

Our algal biomass product is at different stages of development for different applications.  Accordingly, the various regulatory processes required for the various applications are at different stages of completion.  With respect to human food and beverage applications, we have completed the Food and Drug Administration’s (“FDA”) self-affirmed GRAS process for our dried algal biomass which allows for product commercialization with a consumption limit of up to nine grams per day.  Studies are planned, however, to support a significantly higher allowable daily intake that, if supported, will be justified via the notified GRAS process.  For animal feed applications in the European Union, our dried algal biomass product may be now commercialized as a feed material under an existing category for dried algal biomass as listed in the EU Feed Materials Catalogue.

Beyond use of the dried algal biomass for use in human food and beverage in the US, and as an animal feed material in the EU, ZIVO has not received the required approvals for commercialization in the U.S. or any other country for any product form or application beyond nutritional claims. To date, however, the Company has performed a number of bench top and pre-clinical tests (which include animal testing, performance, and other tests required by regulatory bodies) for various product forms and applications pertinent to qualified health claims and structure/function claims. As described below, the Company intends to perform additional testing of its product in connection with obtaining the requisite regulatory approvals.

Below we have summarized, for each component of our products under development, the current stage of development, our plans for further testing or clinical trials and our expectations regarding the requirements for regulatory approval and timing of developmental milestones:

Product	Stage of Development and/or Regulatory Status to Date	Next Steps
Poultry Gut Health (coccidiosis)

The Company has conducted 16 clinical trials to date. The early studies focused on determining the general effects, while the more recent studies examined dosage levels, interactions with vaccines and different feed mixes.

Discovery Stage, pre-good manufacturing practice (GMP), pre-good laboratory practice (GLP)

The Company expects to conduct several more studies on behalf of prospective licensees as part of licensing negotiations, which we estimate will require approximately $1.2 million to complete.

Bovine Mastitis

The Company has conducted multiple in vitro and ex vivo experiments to determine general effects, and four clinical trials to focus on product modalities and methods of administration.

Discovery Stage, pre-GMP, pre-GLP

The Company expects to conduct three or more small studies to validate a product candidate previously validated in poultry studies, among other similar candidates and to make refinements to same before offering to potential licensees, which we estimate will require approximately $2.0 million to complete over the next two years. This will require future financing, in addition to any proceeds raised in this Offering.

Canine Joint Health

The Company has conducted multiple in vitro inflammatory experiments, followed by two in vivo trials with mice, and two ex vivo experiments using canine hip joint tissue.

Discovery Stage, pre-GMP, pre-GLP

Two additional ex vivo experiments are necessary to gauge effectiveness of product candidate, to be followed by two in vivo studies to determine dosage and tolerance, likely followed by one or more validation studies on behalf of prospective licensees. We estimate this will require approximately $1.7 million to complete over the next two years. This will require future financing, in addition to any proceeds raised in this Offering.

Human Immune Modulation	The Company has conducted six in vitro experiments using human immune cells attenuated by proprietary TLR4 inhibitor.	The Company has additional testing planned, beginning with repeated in vitro testing of different dosages and purities.
Algal biomass for human consumption	The Company has established self-affirmed GRAS status (12 November 2018). No clinical testing is required for commercialization.

Commercial launch is in process. Product can be marketed immediately.

Additional studies are planned to be conducted to expand the allowable daily intake (ADI) and obtain an FDA No Objection letter.

We estimate that the additional studies will require approximately $600,000, and an additional $530,000 for inoculum production and cell banking.

Algal biomass for animal feed	The product is covered as a feed material under an existing category for dried algal biomass listed in the EU Feed Materials Catalogue No clinical testing is required for commercialization in the EU.	Commercial launch pending regulatory approval in the EU. We estimate this will require approximately $400,000, which includes EU compliance costs.
Biomass for supporting skin health / anti-aging

The Company is researching and designing several investigations to establish definitive support for the mechanism of action associated with skin health / anti-aging. Support for the indication is a prerequisite to the human new dietary ingredient (NDI) application.

The Company has evaluated algal biomass and algal supernatant samples for the presence of TLR4 inhibitor.

The Company is planning additional studies to support skin health/anti-aging.  This will require future financing, in addition to any proceeds raised in this Offering.

Pending the outcome of these tests, we expect to notify the Food and Drug Administration about these ingredients and our intent to market according to Section 413(d) of the FD&C Act, 21 U.S.C. 350b(d).

Animal functional feed ingredient

Multiple product configurations are being evaluated in studies designed to validate efficacy.  The regulatory pathway required will be dictated by the product configuration(s) selected for commercial development and the associated claims to be made.  Potential regulatory pathways include GRAS per FDA guidance, INAD/NADA through the FDA’s Center for Veterinary Medicine (CVM), or approval as an immune modulating product through the United States Department of Agriculture’s (USDA) Center for Veterinary Biologics (CVB).

Species-specific in vivo safety studies will be performed for each product configuration to be commercialized.  Formal product stability studies under ambient and accelerated conditions will also be performed. The GRAS compliance effort is budgeted at $450,000.

Competition and Functional Equivalents

Biotech

Our industries are all very highly competitive and subject to rapid and significant innovation and change. In addition to companies cultivating and creating homeopathic and natural remedies, our potential competitors and functional equivalents include large pharmaceutical and biopharmaceutical companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Key competitive factors affecting our products’ commercial success will include efficacy, safety, tolerability, reliability and price.

Poultry Gut Health:  Conventional poultry production may include both Ionophores and other anticoccidial compounds, some of which are produced by HuvePharma, Elanco, Zoetis, and Phibro, among others. No Antibiotics Ever (NAE) poultry production, relies on effective and economically sound alternatives, such as vaccines and antimicrobial chemicals, as well as product candidates offered by ZIVO.

Bovine Mastitis: Branded antibiotic solutions include ToDay™ and Masti-Clear; homeopathic solutions include Amoxi-Mast™; topical and salve solutions include Germicidal teat dips, Fight Bac™ teat disinfectant spray, and Sterosol™ Pre/Post Teat Dip. Vaccine and antimicrobial solutions include Lysigin and Spectramast LC™.

Canine Joint Health: The global veterinary pain management drugs market is segmented into opioids, agonists, Local Anesthetics, NSAIDs (Non-steroidal Anti-Inflammatory Drugs), Disease-modifying Osteoarthritis Drugs (DMOAD) and others. The key players of the global veterinary pain management drugs market are Boehringer Ingelheim, Zoetis, Inc., Merck Animal Health, Elanco, Bayer AG, Vetoquinol S.A., Ceva Sante Animale, Virbac Group, Norbrook Laboratories Ltd, and Dechra Pharmaceuticals.

Human Immune Modulation: Several companies have TLR4 inhibitors currently in development.  Eritoran (Eisai Research Institute of Boston, Andover, MA) and Resatorvid (TAK-242; Takeda Pharmaceutical Company) appear to be the lead candidates.  Their mechanism of action (MOA) is cited as inhibition of the production of lipopolysaccharide (LPS)-induced inflammatory mediators by binding to the intracellular domain of TLR4.  Eritoran has reached the clinical trial stage.

Agtech:

Human Food Ingredient:  We believe that our primary competition will come from innovators in food technology such as DSM, Cognis, ConAgra, Cargill and Nestle, each of which has active M&A efforts, a large scientific staff and a generous R&D budget to develop supplements and ingredients for a wide range of applications.

Skin Health & Anti-Aging: There are a multitude of dietary supplements marketed for skin health and/or anti-aging applications, including premium multi-collagen peptides capsules, Well Roots Biotin Rich Plus Collagen, Heliocare Skin Care Dietary Supplement, CoQ10 Supplement, Vitamin C, Peptan®, Verisol®, and Pure Gold Collagen®.

Aquaculture: Competitors in this area include Grobest, Biomar, Aller, Aqua and Ridley.

Joint/Exertion Recovery: Joint health and post-exertion recovery application is a rapidly growing segment within the nutraceutical and function food spaces, with substantial crossover. That crossover also extends into medicinal and therapeutic sectors, where a blend of regulated products such as anti-inflammatories and nutritional products are integrated into a standard of care, along with hydrotherapy, physical therapy and related therapies.

Material Agreements

Zoetis Collaboration/Option Agreement

On December 20, 2013, the Company entered into a collaboration, confidentiality and option agreement with Zoetis (as amended from time to time, the “Zoetis Agreement”), formerly Pfizer Animal Health, and the world’s largest animal health company, pursuant to which the Company is conducting bovine mastitis research. Pursuant to the Zoetis Agreement, the Company is conducting a validation under the supervision of Zoetis principals, the results of which will form the basis for an evaluation by Zoetis of ZIVO’s product candidates.

Under the Zoetis Agreement, the Company granted Zoetis an exclusive option to negotiate an exclusive license with the Company for Company proprietary technology, including its identified and characterized natural molecule and its synthetic fatty acid/polysaccharide complex, and derivatives/homologs/isomers thereof, and production of the same (the “Technology”). The Company is required to execute a study under the supervision of Zoetis, the results of which will be used by Zoetis to evaluate whether or not to exercise its option. Within 90 days of its receipt of results, Zoetis must notify the Company whether or not it wishes to secure an exclusive license, and the negotiation of such license and payment terms will be made at that time.

The Zoetis Agreement has been extended through six amendments, with the current term set to expire on September 26, 2021. As of September 30, 2020, the Company is in the last phase of its bovine mastitis research program, including identification and structural analysis of bioactive compounds. Upon delivery of program results, Zoetis has ninety days to either offer an option payment, enter into a licensing agreement, acquire the IP or, if Zoetis does none of the foregoing, ZIVO has the right to approach other pharmaceutical companies.

NutriQuest Collaborative Marketing Agreement

In April 2017, the Company entered into a limited license agreement with animal nutrition innovator NutriQuest (the “NutriQuest Agreement”), which holds feed formulation contracts with Tyson, Purdue, Smithfield and other large poultry and pork processors around the world. Poultry feed testing has shown that the Company’s proprietary algal strain may be a natural immune modulator that may enter the market as a natural product or phytogenic feed ingredient, providing the No Antibiotics Ever (“NAE”) producers with a non-medicated feed alternative.

Under the NutriQuest Agreement, ZIVO granted to NutriQuest a limited, exclusive license to market, distribute sell and collect the sales proceeds in all ZIVO's nutrition, feed additive and supplementation applications naturally-derived algal biomass and extraction products (collectively the "Products") for oral administration in poultry and swine. The Products will be sold under the NutriQuest brand, with logos and packaging chosen by NutriQuest, with NutriQuest marketing, distributing and collecting revenues from sales of the Products. The parties will equally share the gross profit.

Additionally, if ZIVO licenses its intellectual property to another party in the animal nutrition market (a “Competitive Product”), NutriQuest has the right to exercise either of the following two options:

•Market Adjustment Option:  ZIVO shall pay NutriQuest a market adjustment that is equal to 15% of the gross profit earned by ZIVO on the Competitive Product; and

•Put Option: NutriQuest has an option to terminate the NutriQuest Agreement and require ZIVO to pay NutriQuest a termination fee equal to three times NutriQuest’s 50% portion of the highest annualized gross profit achieved by NutriQuest in any 12 consecutive month period since inception of sales pursuant to the NutriQuest Agreement.

NutriChipz Supply Agreement

In June 2018, ZIVO entered into an exclusive US-only supply agreement with NutriChipz (the “NutriChipz Agreement”), which provides an exclusive license to NutriChipz to supply our algae as an ingredient in chips and crisps.  Under the NutriChipz Agreement, Nutrichipz will pay ZIVO an amount equal to 130% of the direct cost of ZIVO algal biomass at a U.S. port of entry; provided, however, that such cost shall not exceed $15,000 per metric ton.

The NutriChipz Agreement has a term of five years, subject to up to two additional two-year terms at the election of NutriChipz. However, if at any point after the date that is 12 months following the first delivery by ZIVO of two tons of its product to Nutrichipz at an average price per ton of no more than $8,000, Nutrichipz fails to purchase at monthly cumulative average of at least 10 tons of product, then ZIVO will be released from the exclusivity obligations. Additionally, either party may terminate the NutriChipz Agreement if the other party breaches the Nutrichipz Agreement, and does not cure such breach within 90 days, or upon certain insolvency, bankruptcy events of the other party.

Intellectual Property

Patents and Proprietary Rights

ZIVO Algal Products & Derivatives

We have rights in certain patent applications and trademarks. With respect to patents and trademarks, we have secured patent and federal trademark registrations in the U.S. Patent & Trademark Office as described below:

•U.S. Patent No. 7,807,622 issued October 5, 2010, relates to our proprietary complex algal culture. The title of the patent is: “Composition and use of phyto-percolate for treatment of disease.” This invention relates generally to a method of preparation of a phyto-percolate that is derived from freshwater mixture including algae. The invention further relates to the potential use of the phyto-percolate in a variety of disease states. This patent was filed on November 30, 2006 and has a term of 20 years from the earliest claimed filing date.

•U.S. Patent No. 8,586,053 issued November 19, 2013, relates to our proprietary algal culture. The title of the patent is: “Composition and Use of Phytopercolate for Treatment of Disease.” This invention relates generally to a method of preparation of a phyto-percolate that is derived from freshwater mixture including algae. The invention further relates to the use of the phyto-percolate in a variety of disease states. The phyto-percolate is believed to contain an activity that induces the reduction of soluble and insoluble fibrin. Further, the phyto-percolate is believed to reduce oxidative stress in the body. The patent was filed on April 20, 2006 and has a term of 20 years from the earliest claimed filing date.

•U.S. Patent No. 8,791,060 issued July 29, 2014, relates to our proprietary culture. Title of the patent is the same: “Composition and Use of Phytopercolate for Treatment of disease.” This invention relates generally to a method of preparation of a phyto- percolate that is derived from freshwater mixture including algae. The invention further describes proteolytic activity. The patent was filed on October 4, 2010 and has a term of 20 years from the earliest claimed filing date.

•U.S. Patent No. 9,486,005 issued November 8, 2016, relates to our proprietary culture. Title of the patent is: “Agents and Mechanisms for Treating Hypercholesterolemia.” This invention relates generally to a method of treating hypercholesterolemia in mammals, by administering an effective amount of microbial fermentation product and regulating genes involved in lipoprotein metabolism.

•U.S. Patent No. 10,161,928 issued December 25, 2018, relates to a panel for monitoring levels of biomarkers. Title of the patient is: “Wellness Panel.” This invention relates generally to an assay having at least one inflammation monitoring test, at least one oxidative stress monitoring test, and at least one antioxidant activity monitoring test. A method of monitoring an individual’s health, by collecting a sample from the individual applying the sample to an assay panel performing at least one inflammation monitoring test, at least one oxidative stress monitoring test, and at least one antioxidant activity monitoring test in the panel, and determining levels of biomarkers related to inflammation, oxidative stress, and antioxidant activity and therefore providing information regarding the individual’s relative health and/or risk of developing one or more disease.

•U.S. Patent No. 10,166,270 issued January 1, 2019 relates to disclosing a composition and method for effecting various cytokines and NF-KB. Title of the patent is: Composition and Method for Affecting Cytokines and NF-KB.” This invention relates generally to administering an effective amount of a phyto-percolate composition to an individual. In various exemplary embodiments, the composition is claimed to be useful for the effective treatment of inflammation, cancer, and/or various infections including HIV by regulation of various interleukins, such as IL-10 and Il-2, and of transcription factors including NF-KB.

•U.S. Patent No. 10,232,028 issued March 19, 2019 relates to isolates and fractions from a phyto-percolate and methods for affecting various cytokines by administering an effective amount of one or more of said isolates or fractions to an animal. In various exemplary embodiments, the isolates are useful for the treatment of bovine, canine and swine infection or inflammation, including bovine mastitis, by regulation of TNF-a, lactoferrin, INF-y, IL-B, serum amyloid-A (SAA), IL-6 and/or B-de-fensin associated with infection or an immune response generally.

•U.S. Patent 10,765,732 issued September 8, 2020, title: Compounds and Methods for Affecting Cytokines. This patent relates isolates and fractions from a phyto-percolate and methods for affecting various cytokines by administering an effective amount of one or more of said isolates or fractions to an animal. In various exemplary embodiments, the isolates are useful for the treatment of bovine, canine and swine infection or inflammation, including bovine mastitis.

•U.S. Patent 10,842,179 issued November 24, 2020, title: Agents and Mechanisms for Treating Hypercholesterolemia. This patent relates method of treating hypercholesterolemia in mammals, by administering an effective amount of a microbial fermentation product, and regulating genes involved in lipoprotein metabolism. A method of regulating cholesterol levels in a patient by administering an effective amount of a composition chosen from the group consisting of PAZ, specific components isolated from PAZ, chemically synthesized analogues of the components of PAZ, and regulating genes involved in lipoprotein metabolism. A method of treating high cholesterol levels in an individual by administering an effective amount of a microbial fermentation product, upregulating the expression of at least one of the genes that encode ABCAl, ApoAl, and SRBl, and down-regulating the gene that encodes CETP. A method of preventing the onset of high cholesterol levels and/or a deleterious lipoprotein profile in an individual.

We also have allowed pending trademark applications for “KALGAE™.” We may have other common law rights in other trademarks, trade names, service marks, and the like which will continue as long as we use those respective marks.

We have an assumed name of “WellMetrix” filed under the current “WellMetris” corporate identification filed in the State of Michigan and secured an ICANN domain of the same spelling in late 2017.

The following patent filings are pertinent to the operation of the ZIVO business:

Title	Country	Patent/Application Number	Status/Description
Agents and Mechanisms for Treating Hypercholesterolemia		9,486,005 Issued: November 8, 2016	This invention relates generally to a method to modify cholesterol balance in humans and animals
Agents and Mechanisms for Treating Hypercholesterolemia	Europe	SN11745434.8	Certificate of Grant received
Agents and Mechanisms for Treating Hypercholesterolemia	Canada	2,827,401	Undergoing prosecution
Agents and Mechanisms for Treating Hypercholesterolemia	U.S. Div	SN 15/330,830	Notice of Allowance received

Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	US	PCTUS19/67600	Undergoing prosecution

Algamist (trademark name)	US	88/865,726	Filed

Algamists (trademark name)	US	88/865,741	Filed

Composition and Method For Affecting Cytokines and NF-Κb		10,166,270 Issued: January 1, 2019	This invention relates to a panel for monitoring levels of biomarkers.
Composition and Method For Affecting Cytokines and NF-Κb	Brazil	BR 11 2012 0116789	Under prosecution

Composition and use of phyto-percolate for treatment of disease	US	7,807,622 Issued: October 5, 2010

This invention relates generally to a method of preparation of a phyto-percolate that is derived from freshwater mixture including algae. The phyto-percolate is believed to contain compounds having proteolytic activity. The invention further relates to the use of the phyto-percolate

Composition and use of phyto-percolate for treatment of disease	US	8,586,053 Issued: November 19, 2013

This invention relates generally to a method of preparation of a phyto-percolate that is derived from freshwater mixture including algae. The invention further relates to the use of the phyto-percolate in a variety of disease states. The phyto-percolate is believed to contain an activity that induces the reduction of soluble and insoluble fibrin. Further, the phyto-percolate is believed to reduce oxidative stress in the body.

Composition and use of phyto-percolate for treatment of disease	US	8,791,060 Issued: July 29, 2014

This invention relates generally to a method of preparation of a phyto-percolate that is derived from freshwater mixture including algae. The phyto-percolate is believed to contain compounds having proteolytic activity. The invention further relates to the use of the phyto-percolate

Composition and Use of Phytopercolate For Treatment of Disease	Canada	2,631,773	Under prosecution

Compounds and Methods for Affecting Cytokines		10,232,028 Issued March 19, 2019	This invention relates to isolates and fractions from a phyto-percolate and methods for affecting various cytokines

Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	Non-Prov	15/913,712	Under Prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	Brazil	BR112019018600	Under prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	Mexico	MX/a/2019/010670	Under prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	Peru	1820-2019	Under prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	China	To be issued	Under prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	Europe	18763110.5	Under prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	Taiwan	107107720	Under Prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	Thailand	190105502	Under Prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	Hong Kong	620200009616.7	Under prosecution

Immunoalexin (trademark name)	US	1b86/671,322	Filed

Kalgae (trademark name)	US	87/961,009	Filed
Kalgae (trademark name)	Taiwan	107080545	Filed
Kalgae (trademark name)	Madrid	0445321	Filed
Kalgae (trademark name)	Peru	777751	Filed
Kalgae (trademark name)	Canada	1,935,731	Filed
Kalgae (trademark name)	China

Pursuant to Madrid Protocol” filing which allows an applicant to file a single trademark application and designate certain jurisdictions where they want the registration to be in force. File number is same as Madrid for China.

Kalgae (trademark name)	India

Pursuant to Madrid Protocol” filing which allows an applicant to file a single trademark application and designate certain jurisdictions where they want the registration to be in force. File number is same as Madrid for China.

Kalgae (trademark name)	Japan

Pursuant to Madrid Protocol” filing which allows an applicant to file a single trademark application and designate certain jurisdictions where they want the registration to be in force. File number is same as Madrid for China.

Methods of modulating immune response and inflammatory response via administration of algal biomass	Brazil	1120170175991	Under Prosecution
Methods of modulating immune response and inflammatory response via administration of algal biomass	US	15/550,749	Under Prosecution
Methods of modulating immune response and inflammatory response via administration of algal biomass	Canada	3,011,687	Under Prosecution
Methods of modulating immune response and inflammatory response via administration of algal biomass	Europe	16752918.9	Under Prosecution
Methods of modulating immune response and inflammatory response via administration of algal biomass	Hong Kong	18108238.5	Under Prosecution

Nutritional Support for Animals Via Administration of an Algal Derived Supplement	US	l5/998,619	Under Prosecution
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	Canada	3,014,897	Notice of Allowance received
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	Europe	17753729.7	Under Prosecution
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	Hong Kong	19,125,173	Under Prosecution
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	Mexico	MX/a/2018/009818	Under Prosecution
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	US	PCT/US17/17906	Under Prosecution
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	China	201780023561.5	Under Prosecution

Nutritional Support for Humans Via Administration of an Algal Derived Supplement	Taiwan	107104744	Under Prosecution

Use Of TLR4 Inhibitor In The Treatment Of Coccidiosis	Prov	63/024,886	Under Prosecution

ZIVO		86/384,137	Filed

ZIVO	China	Report Pending

ZIVO Bioscience	China	86/340,059	Filed

ZIVO Bioscience	China	Report Pending

Protection of our IP is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our IP and other proprietary rights.

Patents

The term of individual patents and patent applications will depend upon the legal term of the patents in the countries in which they are obtained. In most countries, the patent term is 20 years from the date of filing of the patent application (or parent application, if applicable). For example, if an international Patent Cooperation Treaty (“PCT”) application is filed, any patent issuing from the PCT application in a specific country expires 20 years from the filing date of the PCT application. In the United States, using the Paris Convention route, if a patent was in force on June 8, 1995, or issued on an application that was filed before June 8, 1995, that patent will have a term that is the greater of 20 years from the filing date, or 17 years from the date of issue.

Under the Hatch-Waxman Act, the term of a patent that covers an FDA-approved drug, biological product may also be eligible for patent term extension (“PTE”). PTE permits restoration of a portion of the patent term of a U.S. patent as compensation for the patent term lost during product development and the FDA regulatory review process if approval of the application for the product is the first permitted commercial marketing of a drug or biological product containing the active ingredient. The patent term restoration period is generally one-half the time between the effective date of an investigational new drug (IND) and the submission date of a biological license application (“BLA”) plus the time between the submission date of a BLA and the approval of that application. The Hatch-Waxman Act permits a PTE for only one patent applicable to an approved drug, and the maximum period of restoration is five years beyond the expiration of the patent. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and a patent can only be extended once, and thus, even if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions may be available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a BLA, we expect to apply for PTEs for patents covering our therapeutic candidates and products and their methods of use.

Trade Secrets

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect such IP and proprietary information by generally requiring our employees, consultants, contractors, scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements upon the commencement of their employment or engagement as the case may be. Our agreements with our employees prohibit them from providing us with any IP or proprietary information of third parties. We also generally require confidentiality agreements or material transfer agreements with third parties that receive or have access to our confidential information, data or other materials. Notwithstanding the foregoing, there can be no assurance that our employees and third parties that have access to our confidential proprietary information will abide by the terms of their agreements. Despite the measures that we take to protect our IP and confidential information, unauthorized third parties may copy aspects of our products or obtain and use our proprietary information.

Government Regulation

Overview

Biotech

As a discovery-stage licensor, we do not intend to fund and oversee the final regulatory approvals and commercialization processes of our product candidates, as we expect these to be borne by the licensee in all cases.

Agtech

As the licensor of food technology, and producer of culture inoculum for cultivation, ZIVO and its licensed growers must furnish to customers algal biomass that is compliant with all food and feed standards and regulations of the FDA, CVM, USDA, and the Association of American Feed Control Officials (“AAFCO”) regulations.

In all cases, the compliance efforts involve GRAS affirmation and an FDA “No Objection” letter for each target specie. ZIVO has already obtained GRAS affirmation for human use.

The Company intends to monetize IP via licensing and biomass sales to feed and food marketers, dietary supplement makers and pharmaceutical companies. In so doing, each individual application requires testing and validation of safety and efficacy, per established regulation. Market verticals and compliance standards are closely associated. It stands to reason that entering a particular vertical is based on the economic opportunity, tempered by the cost and complexity of complying with all relevant standards.

Feed Ingredients – Livestock and Poultry

Feed ingredients in the U.S. are nominally controlled by the AAFCO, under a working memorandum with the FDA, which provides enforcement and litigation on behalf of AAFCO. Recent actions by the FDA and CVM have complicated the compliance process, and in February 2018, Company principals engaged Tox Strategies, Inc. as compliance consultants for poultry GRAS self-affirmation.

Because animal products make up a critical part of the food supply, anything that goes into dairy cows, beef cattle, pork or poultry is heavily regulated. In this instance, the Company intends to sell its dried algal biomass or extracts as a feed ingredient. It is incumbent upon the Company to prove that its algal culture is safe to consume by humans and provides nutritional value to the animal. No claims can be made regarding any of its beneficial properties beyond digestibility, nutrition and productivity.

In March 2019, ZIVO retained Pen & Tec Consulting Group, an animal feed compliance consultancy based in Portugal to assist in EU product registration. ZIVO dried algal biomass has since been classified as a feed material in the EU, requiring no new research or study, but a rather time-consuming process of product registration and importation protocols which is still in process as of December 31, 2020.

Feed Ingredients & Supplements – Companion Animals

Although state AAFCO officials still regulate companion animal feeds, treats and supplements, the supervision and standards are largely handled by the FDA and the CVM on a national level. However, the standards are not as restrictive as livestock feed. We currently do not have approval to sell companion animal feeds and are in the process of developing the specie-specific safety and health data required to do so. Companion animal products are aimed primarily at dogs and horses. We believe that a single safety/tox study and a separate dose/benefit study per animal applications will be sufficient. As with humans, we would seek to obtain a GRAS affirmation.

To clarify, an “application” is a single ingredient in a single formulation and a single claim for a single animal species. Therefore, a dietary supplement with the Company’s active compound, intended as a joint health supplement for adult dogs, constitutes a single application. That single application requires its own studies before any dog treat manufacturer would consider licensing or purchasing the Company’s active compounds. Any change to the claims (more energy, shinier coat, etc.) or the target specie requires a new study. This is the current state of regulation, and it holds true for all human and animal applications.

Food Ingredient – Human

The food ingredient industry is regulated by several federal agencies. Anything that is introduced into food or beverages, whether to prevent spoilage, optimize processing or to enhance its nutritive value, must meet standards set and enforced rigorously by the FDA and USDA.

GRAS

The FDA requires that ingredients introduced into human foods and beverages are safe and are manufactured in a consistent manner that guarantees consumer safety. The standard that the Company must meet for food ingredient safety is GRAS. The Company opted to conduct a self-certification of its algal biomass and extracts, to be followed by an FDA “No Objection” letter and formal product registration.

In 2016, ZIVO contracted Burdock Group Consultants to assist the Company in the compliance process, and to help with the process with the FDA. Further, the Company retained the New York law firm of Ullman Shapiro Ullman LLP, now part of Rivkin-Radler LLP, to advise in the compliance process.

ZIVO obtained GRAS affirmed status for its dried algal biomass in November 2018, which allowed for immediate sale of biomass in the U.S. market as a food or beverage agreement at an ADI of 10 grams. However, ZIVO principals are aiming for a much higher threshold, approximately 50 times the average ADI for all other microalgae.

This will require a human tolerance study of 45 days’ duration and result in a new GRAS self-affirmation at the higher ADI. At that point, ZIVO principals will apply for an FDA “No Objection” letter, product registration as a food/beverage ingredient and immediately begin the NDI application process.

Current Good Manufacturing Process

The other standard that must be met is current Good Manufacturing Process (“cGMP”) before any ingredient can be introduced into foods and beverages. This requires a formal notification to the FDA in parallel with GRAS or NDI applications and usually invites a visit from the FDA to review the manufacturing/production process. The Company must present process statements and documentation that follow cGMP standards to ensure the consistency of its product.

Further, the FDA also requires federal licensing of all food and supplement processing facilities, in addition to any state and local licensing and inspections, should the product be produced in the U.S. If produced overseas, the FDA, USDA and U.S. Customs require that each grower is enrolled in the Foreign Supplier Verification Program, a cost to be borne by the grower and ZIVO.

Dietary Supplements

Dietary supplements, which include vitamins, minerals, nutritive substances and natural products that are standalone products (“nutraceuticals”) fall under the jurisdiction of the FDA and must comply with the Dietary Supplement Health Education Act (“DSHEA”) legislation passed in 1994 and updated several times since, along with the Food Safety Modernization Act of 2011.

NDI Application

As human dietary supplement applications are being readied for market launch, the Company is required to file an NDI application. As part of the application process, ZIVO must conduct at least one human study, and possibly two. These studies can run concurrently but should not be conducted by the same clinical research organization. To date, ZIVO has not run these studies. One such study is the dose tolerance study used to amend the GRAS filing, and can be repurposed for this application. Therefore, Company principals expect that once acceptable algal biomass is available from its contract growers, the NDI approvals should not exceed 120 days’ duration after the completed studies and application are filed.

Structure/Function Claims

The Company can go to market (once a single study has been completed and Good Manufacturing Practice (“GMP”) protocols are in evidence) with simple structure/function claims regarding the ability to maintain a healthy immune response or a beneficial anti-inflammatory response. This is the most basic of FDA standards and essentially means that as long as GMP standards are met, a study has been conducted and that in-process toxicology reports are available, the Company is able to market its product.

The market reality is that nutraceutical and supplement makers won’t take on the product unless its chemical makeup is generally described, the plant or animal is properly classified (in this case, algae) and the manufacturing process is free of health hazards and that GMP protocols are observed, all of which the Company intends to meet or exceed.

USP Certification

The DSHEA regulations also require that a safe dosage is established for any vitamin, mineral or dietary supplement, whether it is natural or synthetic in composition. The United States Pharmacopeia (“USP”) is the official pharmacopeia of the United States. USP establishes written (documentary) and physical (reference) standards for medicines, food ingredients, dietary supplement products and ingredients.

These standards are used by regulatory agencies and manufacturers to help to ensure that these products are of the appropriate identity, as well as strength, quality, purity, and consistency. The Company will endeavor to adhere to the most basic USP standard in order to maintain speed to market. It or its licensees will then consider the USP Verified products designation.

Legal Proceedings

The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management does not believe that the Company is party to any currently pending material legal proceedings as of February 25, 2021. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Compliance with Environmental Laws

We believe that we are, in all material respects, in compliance with local, state, and federal environmental laws applicable to our production and waste disposal. The cost of this compliance activity to date has not been material and has been absorbed within our general operations overhead.

Employees

As of December 31, 2020, we had eight full-time employees, consisting of clinical development, product development regulatory, manufacturing, quality, finance, administration and managers. We also regularly use independent contractors across the organization. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Communications and Available Information

We maintain our website www.zivobioscience.com. The content of our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing we make with the Securities and Exchange Commission (“SEC”). We file annual, quarterly and current reports, and other information with the SEC. Our filings with the SEC can be viewed at www.sec.gov.

Item 1A. Risk Factors.

The COVID-19 pandemic and measures taken to contain it have significantly adversely affected, and are likely to continue to significantly adversely affect, our business, results of operations, financial condition, cash flows, liquidity and stock price.

We face risks related to health pandemics and outbreaks of communicable diseases, and in particular, the recent outbreak around the world of the highly transmissible and pathogenic COVID-19 coronavirus. The COVID-19 pandemic and other outbreaks have resulted in and may continue to result in delays in or the suspension of our product development activities, our regulatory work streams, our R&D activities and other important commercial functions. We are also dependent upon third parties for the production and growth of our proprietary algae strains.

As the COVID-19 pandemic continues, we have experienced, and may continue to experience additional disruptions that could severely impact our business and planned trials, including:

•diversion of contract research organization (“CRO”) resources away from the conduct of studies, including the diversion of available test sites supporting the conduct of field studies and clinical trials;

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

In addition to the risks specifically described above, the COVID-19 pandemic has exacerbated and precipitated the other risks described herein, and may continue to do so, in ways that we are not currently able to predict, any of which could significantly adversely affect our business, results of operations, financial condition, cash flows, liquidity or stock price.

We have a history of operating losses, and we may not be able to achieve or sustain profitability. In addition, we may be unable to continue as a going concern.

We have incurred net losses during each of our fiscal years since our inception. Our net loss for the year ended December 31, 2020 was $9,105,729 and our accumulated deficit totaled approximately $99 million as of December 31, 2020, and approximately $90 million as of December 31, 2019. We do not know whether or when we will become profitable, if ever. We currently expect operating losses and negative cash flows to continue for at least the next several years.

Our ability to generate sufficient revenue to achieve profitability depends on our ability, either alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our product candidates.

Our consolidated financial statements as of and for the year ended December 31, 2020 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our auditor’s report for the year ended December 31, 2020 contains an explanatory paragraph that we have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a 12-month period, there is substantial doubt about our ability to continue as a going concern. As noted below, we will need to obtain additional funding from equity or debt financings, which may require us to agree to burdensome covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our fundraising objectives, regardless of the terms. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

We will require substantial additional financing to achieve our goals, and our failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our planned research, development and product commercialization efforts. In addition, we will require additional financing to achieve our goals and our failure to do so could adversely affect our commercialization efforts. We anticipate that our expenses will increase substantially if and as we:

•continue our development process for our product candidates;

•seek to maintain, protect and expand our IP portfolio; and

•seek to attract and retain skilled personnel.

If we were to experience any delays or encounter issues with any of the above, it could further increase the costs associated with the above. Further, the net operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

Our production of algae involves an agricultural process, subject to such risks as weather, disease, contamination and water availability.

The production of our proprietary algae strain involves complex agricultural systems with inherent risks including weather, disease and contamination. These risks are unpredictable, and the efficient and effective cultivation of algae requires consistent light, warm temperatures, low rainfall and proper chemical balance in a very nutrient rich environment. If the chemical composition of a pond changes from its required balance, unusually high levels of contamination due to the growth of unwanted organisms or other biological problems may occur and would result in a loss of harvestable output. These often arise without warning and sometimes there are few or no clear indicators as to appropriate remediation or corrective measures. However, environmental factors cannot be controlled in an open-air environment, therefore, we cannot, and do not attempt to, provide any form of assurance with regard to our systems, processes, location, or cost-effectiveness. In the event that our growers need to take steps to correct any chemical imbalance or contamination of their ponds, including by re-inoculating the ponds, such measures may not be effective and could interrupt production. To the extent that our production is negatively impacted by environmental factors, we may be unable to fill large orders for one or more months until such time that production improves.

We rely on third parties to grow our proprietary algae strains and conduct research, and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not currently, and do not expect to in the future, independently conduct any aspects of the growth of our proprietary algae strains, research and monitoring and management of our ongoing preclinical and clinical programs. We currently rely, and expect to continue to rely, on third parties with respect to these items, and control only certain aspects of their activities.

Any of these third parties may terminate their engagements with us at any time unless otherwise stated in contractual agreements. If we need to enter into alternative arrangements, our commercialization activities or our therapeutic candidate or companion diagnostic development activities may be delayed or suspended. Our reliance on these third parties for R&D activities, reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards and any applicable trial protocols.

Any of these events could lead to delays in the development of our product candidates, including delays in our trials, or failure to obtain regulatory approval for our product candidates, or it could impact our ability to successfully commercialize our current product candidates.

Because our ZIVO algae is currently produced by a small number of growers, the loss of any of these growers would have a material adverse impact on our operating results and cash flows.

Currently only three facilities grow our ZIVO algae, and only one of those facilities is producing algae under an ongoing contract. Either of the other two facilities could halt production at any time. Any termination of a business relationship with, or a significant sustained reduction in business received from, one of these growers could delay our production efforts, and could have a material adverse effect on our operating results and cash flows. We must materially increase the number of our growers and if we cannot, it will adversely impact our financial condition and our business.

If we fail to attract and keep our Chief Executive Officer and Chief Financial Officer, senior management and key scientific personnel, we may be unable to successfully develop our therapeutic candidates, conduct our clinical trials and commercialize our therapeutic candidates.

We are highly dependent on the members of our executive team, including our Chief Executive Officer and Chief Financial Officer, the loss of whose services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success.

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our R&D and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Investors may demand payment under our convertible notes.

We have significant commitments and obligations. As of December 31, 2020, all of the Company’s outstanding convertible notes (the “Notes,” described in Note 8 to the Financial Statements) issued to certain accredited investors (the “Investors”) are due and payable. The Company has an outstanding principal balance of approximately $5.2 million.

The Company is in discussion with the Investors to determine a revised repayment and conversion schedule while the Investors reserve all of their rights under the Notes. There can be no assurances as to the outcome of such discussions.

If the Investors demand payment under the Notes, we will not have sufficient resources to make the required payments. We do not have sufficient resources to meet our obligations under the Notes unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. We cannot assure that financing will be available on favorable terms or at all. Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

If we are unable to enter into agreements with third parties to market and sell our product candidates, if approved, we may be unable to generate any revenues.

We currently do not have internal sales, marketing and distribution capability for our products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be eligible for commercialization, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have limited prior experience in the marketing, sale or distribution of approved products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our therapeutic candidates.

Because the results of preclinical studies and clinical trials are not necessarily predictive of future results, we can provide no assurances that our other product candidates will have favorable results in future studies or trials.

Positive results from preclinical studies or clinical trials should not be relied on as evidence that later or larger-scale studies or trials will succeed. Even if our product candidates achieve positive results in early-stage preclinical studies or clinical trials, there is no guarantee that the efficacy of any product candidate shown in early studies will be replicated or maintained in future studies and/or larger populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger populations. If any product candidate demonstrates insufficient safety or efficacy in any preclinical study or clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate.

Further, data obtained from clinical trials are susceptible to varying interpretations. If we delay or abandon our efforts to develop any of our product candidates, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

Development of certain of our products involves a lengthy and expensive process, with uncertain outcomes. We may, and our current or future licensees may, incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product.

We may, and our current or future licensees may, experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our products, including:

•regulators may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•the failure to successfully complete pre-clinical testing requirements required by the FDA and international organizations;

•delays may occur in reaching, or fail to reach, agreement on acceptable clinical trial contracts with third parties or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;

•the cost of clinical trials of our products may be greater than we anticipate;

•delays or difficulties in obtaining an FDA No Objection letter for human consumption of our algal biomass; and

•delays or difficulties in obtaining regulatory approval in the EU for use of our algal biomass for animal feed.

If we are required to conduct additional clinical trials or other testing of our biotech product candidates under development or algal biomass beyond those that we contemplate, if we are unable to successfully complete clinical trials of our product candidates under development or algal biomass or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may, or our existing or future licensees may:

•not obtain marketing approval at all;

•be delayed in obtaining marketing approvals in a jurisdiction; or

•be subject to additional post-marketing testing requirements.

Increased regulatory scrutiny of nutritional supplements as well as new regulations that are being adopted in some of our markets with respect to nutritional supplements could result in more restrictive regulations and harm our results if our supplements or advertising activities are found to violate existing or new regulations or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations.

Increased regulatory scrutiny of nutritional supplements as well as new regulations that are being adopted in some of our markets with respect to nutritional supplements could result in more restrictive regulations and harm our results if our supplements or advertising activities are found to violate existing or new regulations or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations.

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements on us and increase the cost of doing business. On February 11, 2019, the FDA issued a statement from FDA Commissioner, Dr. Scott Gottlieb, regarding the agency's efforts to strengthen the regulation of dietary supplements. The FDA will be prioritizing and focusing resources on misbranded products bearing unproven claims to treat, cure, or mitigate disease. Commissioner Gottlieb established a Dietary Supplement Working Group tasked with reviewing the agency's organizational structure, process, procedures, and practices to identify opportunities to modernize the oversight of dietary supplements. Additionally, on December 21, 2015, the FDA created the Office of Dietary Supplements (“ODSP”). The creation of this new office elevates the FDA’s program from its previous status as a division under the Office of Nutrition and Dietary Supplements. ODSP will continue to monitor the safety of dietary supplements.

In August 2016, the FDA published its revised draft guidance on Dietary Supplements: New Dietary Ingredient (“NDI”) Notifications and Related Issues. If a company sells a dietary supplement containing an ingredient that FDA considers either not a dietary ingredient or an NDI that needs an NDI notification, the agency may threaten or initiate enforcement against such company. For example, it might send a warning letter that can trigger consumer lawsuits, demand a product recall, or even work with the Department of Justice to bring a criminal action. Our operations could be harmed if new guidance or regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable regulatory requirements, if the cost of complying with regulatory requirements increases materially, or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

The growth of our agtech sector depends in part on market acceptance of products that contain our algae.

The success of our agtech business involves the use of our algal biomass in various animal and human products. There can be no assurance regarding the successful distribution and market acceptance of products containing our algae. The expenses or losses associated with lack of market acceptance of our products could harm our ability to find or maintain new licensees for these products.

Risks Relating to Our Intellectual Property

We may not be able to protect our proprietary algae cultures and bioactive compounds in the marketplace.

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the IP of our products. Patents might not be issued or granted with respect to our patent applications that are currently pending, and issued or granted patents might later be found to be invalid or unenforceable, be interpreted in a manner that does not adequately protect our products or any future products, or fail to otherwise provide us with any competitive advantage. As such, we do not know the degree of future protection that we will have on our products, if any, and a failure to obtain adequate IP protection with respect to our products could have a material adverse impact on our business.

Patent protection may not be available for some of the therapeutic candidates or products we are developing. If we must spend significant time and money protecting or enforcing our patents, designing around patents held by others or licensing, potentially for large fees, patents or other proprietary rights held by others, our business, results of operations and financial condition may be harmed.

Risks Related to Our Common Stock

An active trading market may not develop for our securities and you may not be able to sell your Common Stock or warrants at or above the offering price per share or the warrant exercise price per share.

Our Common Stock is currently quoted on the OTCQB Marketplace and there is not any significant trading activity in our Common Stock or market for shares of our Common Stock. We have applied to list our Common Stock and warrants on the Nasdaq Capital Market under the symbols “ZIVO” and “ZIVOW,” respectively. There can be no assurance that we will be successful in listing our Common Stock and/or our warrants on the Nasdaq Capital Market. Even if our Common Stock and warrants are listed on the Nasdaq Capital Market, we cannot predict the extent to which investor interest in our company will lead to the development of any active trading market in our Common Stock and/or warrants or how liquid the market for our Common Stock and/or warrants might become. If a market does not develop or is not sustained it may be difficult for you to sell your securities at the time you wish to sell them, at a price that is attractive to you, or at all. You may not be able to sell your Common Stock or warrants at or above the offering price or warrant exercise price per share.

The market price and trading volume of our securities may be volatile and may be affected by economic conditions beyond our control.

The market price of our securities is likely to be volatile. Some specific factors that could negatively affect the price of our securities or result in fluctuations in its price and trading volume include:

•results of trials of our product candidates;

•results of trials of our competitors’ products;

•regulatory actions with respect to our therapeutic candidates or products or our competitors’ products;

•actual or anticipated fluctuations in our quarterly operating results or those of our competitors;

•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•issuances by us of debt or equity securities;

•litigation involving our company, including stockholder litigation; investigations or audits by regulators into the operations of our company; or proceedings initiated by our competitors or clients;

•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•trading volume of our Common Stock and warrants;

•announcement or expectation of additional financing efforts;

•terrorist acts, acts of war or periods of widespread civil unrest;

•natural disasters and other calamities;

•changes in market conditions for biotech or agtech stocks; and

•conditions in the U.S. financial markets or changes in general economic conditions

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of February 25, 2021, our executive officers, directors, 5% stockholders and their affiliates beneficially own approximately 62.3% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may believe are in your best interest as one of our stockholders.

Our financial controls and procedures may not be sufficient to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting.

If we identify material weaknesses in our internal control over financial reporting in the future, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditor’s provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.

Our annual and quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to annual and quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•variations in the level of expenses related to our product candidates, products or future development programs;

•if any of our product candidates receives regulatory approval, the level of underlying demand for these product candidates and wholesalers’ buying patterns;

•addition or termination of trials or funding support;

•our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•any IP infringement lawsuit in which we may become involved;

•regulatory developments affecting our products or those of our competitors;

•the timing and cost of, and level of investment in, R&D activities relating to our product candidates, which may change from time to time;

•our ability to attract, hire and retain qualified personnel;

•expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•future accounting pronouncements or changes in our accounting policies; and

•the timing and success or failure of clinical studies for our therapeutic candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

If our annual or quarterly operating results fall below the expectations of investors or securities analysts, the price of our securities could decline substantially. Furthermore, any annual or quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that annual and quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Raising additional funds through debt or equity financing could be dilutive and may cause the market price of our Common Stock to decline.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic collaborations or partnerships, or marketing, distribution or licensing arrangements with third parties, we may be required to limit valuable rights to our IP, technologies, therapeutic candidates or future revenue streams, or grant licenses or other rights on terms that are not favorable to us. Furthermore, any additional fundraising efforts may divert our management from their day- to-day activities, which may adversely affect our ability to develop and commercialize our therapeutic candidates.

Sales of a substantial number of shares of our Common Stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our Common Stock in the public market or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

Future sales and issuances of our Common Stock or rights to purchase our Common Stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell our Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell our Common Stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We do not intend to pay dividends on our Common Stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

We have 1.2 billion shares authorized for issuance.

As of December 31, 2020, we had 413,035,675 shares outstanding. We also had contractual commitments to issue 327,632,997 additional shares as of December 31, 2020, consisting of 77,955,991 common shares issuable upon the conversion of convertible debentures and related accrued interest and 249,677,006 common shares issuable upon the exercise of outstanding options and warrants. This totals a potential 740,668,672 shares outstanding if all debentures were converted and options and warrants exercised. In order to increase the authorized shares to a higher number, we would need to amend our articles of incorporation, which would require stockholder approval. There is no guarantee that we will be able to obtain the stockholder approval necessary to amend our articles of incorporation to increase our authorized shares.

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

Item 2. Properties.

Our principal executive office is located at 2804 Orchard Lake Rd., Suite 202, Keego Harbor, MI 48320 in a facility we lease encompassing 2,150 square feet. We believe that our existing facilities are adequate for our current needs. If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms. We also lease the following: an office (250 square feet) for our CEO at 7 West Square Lake Road, Bloomfield Hills, MI 48302 and a laboratory office (817 at square feet) at 46701 Commerce Center Drive, Plymouth, MI  48170. The combined monthly rent is $12,600.

Item 3. Legal Proceedings.

The Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. Management does not believe that the Company is party to any currently pending material legal proceedings as of December 31, 2020. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB administered by FINRA under the symbol “ZIVO.” The following table sets forth the range of high and low bid information as reported on the OTCQB by quarter for the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended December 31, 2019

	HIGH	LOW
First Quarter	$0.14	$0.10
Second Quarter	0.14	0.09
Third Quarter	0.12	0.07
Fourth Quarter	0.17	0.07

Year ended December 31, 2020

	HIGH	LOW
First Quarter	$0.17	$0.08
Second Quarter	0.12	0.09
Third Quarter	0.12	0.10
Fourth Quarter	0.17	0.12

Holders

As of December 31, 2020, we had 243 shareholders of record.

We have not paid any dividends on our common stock during the last two fiscal years, due to our need to retain all our cash for operations. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities.

The following is a summary of all securities that we have sold since September 30, 2020 without registration under the Securities Act:

Common Stock:

Name	Form	Date	Common Stock Shares	Amount Received
Yun il yi	Purchase of Common Stock	10/07/20	1,000,000	$100,000
Christopher Maggiore	Purchase of Common Stock	10/21/20	12,537	$1,254
Alex Oakes	Purchase of Common Stock	10/22/20	400,000	$40,000
Steve Kalabat	Purchase of Common Stock	10/22/20	150,000	$15,000
Platform Securities Nominees Ltd	Purchase of Common Stock	10/23/20	600,000	$60,000
Penelope Mountbatten	Purchase of Common Stock	10/27/20	500,000	$50,000
Duncan Voormolen	Purchase of Common Stock	11/14/20	178,571	$25,000
Cory Mann	Purchase of Common Stock	11/24/20	500,000	$50,000
Isaya Sasiprapha	Purchase of Common Stock	12/09/20	173,778	$24,329
Nutriquest LLC	Purchase of Common Stock	12/09/20	73,451	$10,283

Warrants:

Name	Date	Exercise Price	Shares Underlying Warrant	Consideration
HEP Investments	10/04/20	$0.120	300,000	Per Co-Development Participation Agreement
Sea Green	10/04/20	$0.120	750,000	Per Co-Development Participation Agreement
Mark Strome	10/08/20	$0.120	1,500,000	Per Co-Development Participation Agreement
J Abreu Investments LLC	10/09/20	$0.120	150,000	Per Co-Development Participation Agreement
Julian Leese	11/24/20	$0.100	3,000,000	Service as Consultant
Patrick Kennedy	12/16/20	$0.120	30,000	Per Co-Development Participation Agreement

The Company believes that the foregoing transactions were exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act or Section 4(a)(2) under the Securities Act, based on the following facts: in each case, there was no general solicitation, there was a limited number of investors, each of whom was an “accredited investor” (within the meaning of Regulation D under the Securities Act, as amended) and/or was (either alone or with his/her purchaser representative) sophisticated about business and financial matters, each such investor had the opportunity to ask questions of our management and to review our filings with the SEC, and all shares issued were subject to restrictions on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the Securities Act.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors,” and other documents we file with the SEC. Historical results are not necessarily indicative of future results.

Special Note Regarding Smaller Reporting Company Status

As a result of having been a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act), we are allowed and have elected to omit certain information, including three years of year-to-year comparisons and tabular disclosure of contractual obligations, from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary.

Overview

We have put in place a business model in which we may derive future income from licensing and selling natural bioactive ingredients that may be derived from or are initially based on the algae cultures. We expect that these planned new products will likely be sold to much larger, better-financed animal, food, dietary supplement and medical food manufacturers. The anticipated income streams are to be generated from a) royalties and advances for licensed natural bioactive ingredients, and b) a toll on bulk sales of such ingredients. These bulk ingredients will likely be made by contracted ingredient manufacturers and then sold by us to animal food, dietary supplement and medical food processors and/or name-brand marketers. Further, we expect to license our bioactive molecules as lead compounds or templates for synthetic variants intended for therapeutic applications.

For our Wellmetrix, subsidiary, the Board and management agreed to halt active product development and instead focus on prospective out-licensing of the existing IP, consisting of a patent and several patents pending. An ongoing commitment to patent prosecution and maintenance of the existing patent has been approved by the Board.

Results of Operations

Comparison of Year Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the year ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Revenue:	$20,000	$-
Total revenue	20,000	-
Costs and expenses:
Cost of goods sold
Research and development	3,754,913	2,307,033
Professional Fees and Consulting Expense	2,872,339	1,968,878
Selling, general and administrative	1,948,423	4,076,439
Total costs and expenses	8,575,675	8,352,350
Operating loss	(8,555,675)	(8,352,350)
Other income (expense):
Interest income	-	-
Other income (expense)	(550,054)	(3,157,816)
Total other income, net	(550,054)	(3,157,816)
Net loss	$(9,105,729)	$(11,510,166)

Net Sales

ZIVO had no sales during the year ended December 31, 2020 and 2019.

For Wellmetrix, we had $20,000 and $-0- of service revenue during the 12 months ended December 31, 2020 and 2019, respectively. The Wellmetrix service revenue related to a study design for a pre-clinical trial.

Cost of Sales.

We had no cost of sales during the years ended December 31, 2020 and 2019.

General and Administrative Expenses

General and administrative expenses were $1,948,423 for the 12 months ended December 31, 2020, as compared to $4,076,439 for the comparable prior period. The approximate $2,128,000 decrease in general and administrative expense during 2020 is due primarily to the following: a reduction in of $2,089,000 in salary expense ($2,249,000 non-cash decrease due to stock options issued to employees offset by an increase in headcount resulting in a cash expense increase of $160,000 versus the prior period), and a reduction in travel expense of $63,000; partially offset by an increase of $72,000 in insurance expense, and office/rent expense increase of $3,000.

Professional and Consulting Expenses

Professional and consulting expenses were $2,872,339 for the twelve months ended December 31, 2020, as compared to $1,968,878 for the comparable prior period. The approximate $903,000 increase in professional and consulting expense during 2020 is mainly due to the following: an increase in Director Fees of $1,048,000 (the non-cash portion of Director Fees in 2020 was $1,249,000 for the issuance of 11,500,000 warrants for the purchase of common stock compared to the 2019 issuance of 2,500,000 warrants for the purchase of common stock valued at $193,000, a difference of $1,056,000), cash director fees were $8,000 lower in 2020, an increase of $90,000 in accounting fees, an increase of $156,000 in legal fees, and an increase in filing and listing fees of $29,000, partially offset by a decrease of $274,000 in financial consulting fees (of which a net non-cash value is $172,000 represented by a value of $438,000 relating to warrants issued in 2020 for 3,300,000 shares of common stock offset by a value of $760,000 relating to warrants issued in 2019 for 8 million shares of common stock), a decrease of $141,000 in investment banking fees, and a decrease of $5,000 in investor relations fees.

Research and Development Expenses

For the 12 months ended December 31, 2020, we incurred $3,754,913 on R&D expenses, as compared to $2,307,033 for the comparable period in 2019.

Of these expenses, approximately $3,609,000 and $2,206,000 for the 12 months ended December 31, 2020 and 2019, respectively, are costs associated with research relating to ZIVO. Of these costs in 2020, $1,492,000 are a non-cash charge relating to stock options granted to employees involved with R&D. Subject to the availability of funding, our R&D costs will grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response. The decrease of $89,000 of cash expenses from the prior period is due to the reduced availability of cash during this period.

With respect to our Wellmetrix, subsidiary, we incurred $146,000 and $101,000 in R&D expenses for the 12 months ended December 31, 2020 and 2019, respectively. The R&D effort to date has centered on optimizing dry chemistry, developing lower-cost alternatives for the proprietary analyzer device, negotiating and collaborating with offshore manufacturers and assembling the FDA pre-submission package for product classification and approval. The increase of $45,000 from the prior period is due to reinitiating certain limited projects for R&D. As noted above, the Company has halted active product development and instead is focusing on prospective out-licensing of the existing IP, consisting of a patent and several patents pending.

Liquidity and Capital Resources

We have incurred significant net losses each year since our inception and as of December 31, 2020, we had an accumulated deficit of approximately $99 million. We anticipate that we will continue to incur net losses for at least the next few years.

We have funded our operations principally through the sales of equity and convertible debt securities. As of February 25, 2021, we had cash and cash equivalents of approximately $299,000.

During the 12 months ended December 31, 2020, we incurred negative cash flows from operations of $2,588,415. As of December 31, 2020, we had a working capital deficiency of $11,226,099 and a stockholders’ deficiency of $11,310,614. Although we recently received funding from the proceeds from the execution of a License Co-Development Participation Agreement and from sales of shares of the Company’s common stock, we have a near term need for additional capital.

Cash Flows from Operating Activities. During the 12 months ended December 31, 2020, our operating activities used $2,588,415 in cash, a decrease of cash used of $1,118,882 from the comparable prior period. The approximate $1,120,000 decrease in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $2,404,000 decrease in net loss, a decrease in non-cash expenses of $1,485,000 (an increase of stock and warrants issued for services of $77,000, offset by a decrease in amortization of debt issuance costs of $1,188,000, a decrease in amortization of bond discount of $375,000), and $201,000 of changes made up of an increase in deferred revenue of $1,837,000 offset by a decrease in accrued liabilities - $866,000, a decrease in prepaid expenses/deposits - $9,000 and a decrease in accounts payable - $763,000.

Cash Flows from Investing Activities.  During the 12 months ended December 31, 2020 and 2019, there were no investing activities.

Cash Flows from Financing Activities. During the 12 months ended December 31, 2020, our financing activities generated approximately $2,380,000, a decrease of approximately $1,285,000 from the comparable prior period. The decrease in cash provided by financing activities was due to an decrease in proceeds of approximately $2,249,000 from the sale of common stock, $152,000 from the exercise of warrants, partially offset by an increase in cash from financing activities of $898,000 from proceeds of sale of common stock warrants as part of License Co-Development Participation Agreements (see Note 10 - Deferred Revenue - Participation Agreements), $122,000 from the proceeds of loan payable, and $97,000 from proceeds of loans payable from a related party.

We raised a limited amount of capital during 2019 and 2020, and we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business. As noted above, we have been largely dependent upon external sources for funding. We have in the past had difficulty in raising capital from external sources. We are still heavily reliant upon external financing for the continuation of our R&D program.

We estimate that we would require approximately $4 million in cash over the next 12 months in order to fund our basic operations, excluding our R&D initiatives. Based on this cash requirement, we have a near term need for additional funding. Historically, we have had substantial difficulty raising funds from external sources. If we are unable to raise the required capital, we will be forced to curtail our business operations, including our R&D activities. The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Twelve months ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(2,588,415)	$(3,707,297)
Investing activities	-	-
Financing activities	2,380,166	3,664,517
Net decrease in cash and cash equivalents	$(208,249)	$(42,780)

COVID-19 STATEMENT

The Company is carefully monitoring the effects the COVID-19 global pandemic is having on its operations. The COVID-19 pandemic and other outbreaks have resulted in and may continue to result in delays in or the suspension of product development activities, regulatory work streams, R&D activities and other important commercial functions. The Company is also dependent upon third parties for the production and growth of our proprietary algae strains. As the COVID-19 pandemic continues, the Company has experienced, and may continue to experience additional disruptions that could severely impact the business and planned trials, including:

•diversion of CRO resources away from the conduct of studies, including the diversion of available test sites supporting the conduct of clinical trials;

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

b)For our Wellmetrix, subsidiary, the Board and management agreed to halt active product development and instead focus on prospective out-licensing of the existing IP, consisting of a patent and several patents pending. An ongoing commitment to patent prosecution and maintenance of the existing patent has been approved by the Board.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)Management’s Annual Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.

This Management’s report is not deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless we specifically state in a future filing that such report is to be considered filed.

(c) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Incorporated by reference to “Proposal No. 1 – Election of Directors – Management” in the Registrant’s 2021 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 11. Executive Compensation

Incorporated by reference to “Proposal No. 1 – Election of Directors – Executive Compensation” in the Registrant’s 2021 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in the Registrant’s 2021 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to “Certain Relationships and Related Transactions” in the Registrant’s 2021 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to “Proposal No. 1 – Election of Directors – Information with Respect to the Board of Directors” in the Registrant’s 2021 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) (2) Financial Statements.

Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

All schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits.

Exhibit Number	Title
3.1	Articles of Incorporation of Health Enhancement Products, Inc., as amended	(1)
3.1.1	Amendment to Articles of Incorporation of the Company, dated July 24, 2012	(2)
3.1.2	Amended Articles of Incorporation dated October 16, 2014 for name change	(3)
3.1.3	Certificate to Amendment of Articles of Incorporation dated November 14, 2016	(4)
3.1.4	Certificate to Amendment dated May 2, 2019	(5)
3.2	Amended and restated By-laws of the Company	(6)
4.1	Description of Securities	(7)
10.1	Security Agreement with HEP Investments, LLC ($100K loan) dated September 8, 2011	(8)
10.2	Senior Secured Note with HEP Investments, LLC ($100K loan) dated September 8, 2011	(9)
10.3	Loan Agreement with HEP Investments, LLC ($2M loan) dated December 1, 2011	(10)
10.4	Senior Secured Note with HEP Investments, LLC ($2M loan) dated December 1, 2011	(11)
10.5	Security Agreement with HEP Investments, LLC ($2M loan) dated December 1, 2011	(12)
10.6	IP Security Agreement with HEP Investments, LLC ($2M loan) dated December 2, 2011	(13)
10.7	Amended and Restated Senior Secured Convertible Promissory Note and the First Amendment to Loan Agreement with HEP Investments, LLC dated April 15, 2013	(14)
10.8	Second Amendment to Loan Agreement with HEP Investments, LLC dated December 16, 2013	(15)
10.9	Third Amendment to Loan Agreement with HEP Investments, LLC dated March 17, 2014	(16)
10.10	Third Amendment to Loan Agreement with HEP Investments, LLC dated July 1, 2014	(17)
10.11	Fourth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated July 1, 2014	(18)
10.12	Fourth Amendment to Loan Agreement with HEP Investments, LLC dated December 1, 2014	(19)
10.13	Fifth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated December 1, 2014	(20)
10.14	Fifth Amendment to Loan Agreement with HEP Investments, LLC dated April 28, 2015	(21)
10.15	Sixth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated April 28, 2015	(22)
10.16	Sixth Amendment to Loan Agreement with HEP Investments, LLC dated December 31, 2015	(23)
10.17	Seventh Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated December 31, 2015	(24)
10.18+	Amended and Restated Employment Agreement with Andrew Dahl, the Registrant’s CEO	(25)
10.19	Seventh Amendment to Loan Agreement with HEP Investments, LLC dated September 30, 2016	(26)
10.20	Eighth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated September 30, 2016	(27)
10.21	Eighth Amendment to Loan Agreement with HEP Investments, LLC dated March 1, 2017	(28)
10.22	Ninth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated March 1, 2017	(29)
10.23+	Amended and Restated Change of Control Agreement dated April 21, 2017	(30)
10.24	Limited License Agreement with NutriQuest dated April 20, 2017	(31)
10.25	Amended and Restated Registration Rights Agreement with HEP Investments, LLC (Lender) and Strome Mezzanine Fund LP dated October 18, 2017	(32)

10.26	Ninth Amendment to Loan Agreement with HEP Investments, LLC dated January 31, 2018	(33)
10.27	Tenth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated January 31, 2018	(34)
10.28	Tenth Amended and Restated Senior Secured Convertible Promissory Note with HEP Investments, LLC dated May 16, 2018	(35)
10.29	Eleventh Amendment to Loan Agreement with HEP Investments, LLC dated May 16, 2018	(36)
10.30+	Amended and Restated Change of Control Agreement dated December 31, 2018	(37)
10.31	Debt Extension Agreement HEP Investments, LLC dated March 29, 2019	(38)
10.32	Debt Conversion Agreement with HEP Investments, LLC dated April 5, 2019	(39)
10.33+	Amended and Restated Employment Agreement with Andrew Dahl, dated as of November 15, 2019	(40)
10.34+	2019 Omnibus Long-Term Incentive Plan	(41)
10.35+	Philip M. Rice Employment Letter, dated as of March 4, 2020	(42)
10.36+	Stock Option Grant Notice for 2019 Omnibus Long-Term Incentive Plan - A. Dahl	(43)
10.37+	Stock Option Grant Notice for 2019 Omnibus Long-Term Incentive Plan	(44)
10.38	Form of License Co-Development Participation Agreement.	(45)
10.41	Supply Chain Agreement with Aegle Partners 2 LLC, dated February 27, 2019	(46)
10.42	First Amendment to Supply Chain Agreement with Aegle Partners 2 LLC, dated September 14, 2019	(47)
10.43	Second Amendment to Supply Chain Agreement with Aegle Partners 2 LLC, dated November 24, 2020	(48)
10.44	Amended & Restated Participation Agreement with Strome Mezzanine Fund LP, Strome Alpha Fund LP and HEP Investments, LLC, dated June 6, 2018	(49)
10.45	Underwriting Agreement with Maxim Group LLC	(50)
10.39+	Letter Agreement between Keith Marchiando and ZIVO Bioscience, Inc., dated January 1, 2021	(51)
10.40+	Transition and Release Agreement between Philip Rice and ZIVO Bioscience, Inc., dated January 7, 2021	(52)
14.1	Code of Ethics	(53)
21.1	Subsidiaries of the Registrant	(54)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
*	Filed herewith.
+	Indicates management contract or compensatory plan.

(1)Filed as Exhibit 3.13 to the Registrant’s Form 8-K filed with the Commission on June 29, 2015 and incorporated herein by this reference.

(2)Filed as Exhibit 3.11 to the Registrant’s Form 10-Q filed with the Commission on March 25, 2013 and incorporated by this reference.

(3)Filed as Exhibit 3.12 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2014 and incorporated by this reference.

(4)Filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 16, 2016 and incorporated by this reference.

(5)Filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on May 7, 2019 and incorporated by this reference.

(6)Filed as Exhibit 3.2 to the Registrant’s Form 10-Q filed with the Commission on May 17, 2010 and incorporated by this reference.

(7)Filed as Exhibit 4.1 to Form 10-K filed with the Commission on March 26, 2020 and incorporated by this reference.

(8)Filed as Exhibit 10.04 to Form 10-K filed with the Commission on March 30, 2012 and incorporated by this reference.

(9)Filed as Exhibit 10.05 to Form 10-K filed with the Commission on March 30, 2012 and incorporated by this reference.

(10)Filed as Exhibit 10.06 to Form 10-K filed with the Commission on March 30, 2012 and incorporated by this reference.

(11)Filed as Exhibit 10.07 to Form 10-K filed with the Commission on March 30, 2012 and incorporated by this reference.

(12)Filed as Exhibit 10.08 to Form 10-K filed with the Commission on March 30, 2012 and incorporated by this reference.

(13)Filed as Exhibit 10.09 to Form 10-K filed with the Commission on March 30, 2012 and incorporated by this reference.

(14)Filed as Exhibit 10.24 to Form 10-Q filed with the Commission on May 6, 2013 and incorporated by this reference.

(15)Filed as Exhibit 10.26 to Form 10-K filed with the Commission on March 31, 2014 and incorporated by this reference.

(16)Filed as Exhibit 10.27 to Form 10-K filed with the Commission on March 31, 2014 and incorporated by this reference.

(17)Filed as Exhibit 10.28 to Form 10-Q filed with the Commission on August 14, 2014 and incorporated by this reference.

(18)Filed as Exhibit 10.29 to Form 10-Q filed with the Commission on August 14, 2014 and incorporated by this reference.

(19)Filed as Exhibit 10.31 to Form 8-K filed with the Commission on December 26, 2014 and incorporated by this reference.

(20)Filed as Exhibit 10.32 to Form 8-K filed with the Commission on December 26, 2014 and incorporated by this reference.

(21)Filed as Exhibit 10.33 to Form 8-K filed with the Commission on May 1, 2015 and incorporated by this reference.

(22)Filed as Exhibit 10.34 to Form 8-K filed with the Commission on May 1, 2015 and incorporated by this reference.

(23)Filed as Exhibit 10.36 to Form 8-K filed with the Commission on January 7, 2016 and incorporated by this reference.

(24)Filed as Exhibit 10.37 to Form 8-K filed with the Commission on January 7, 2016 and incorporated by this reference.

(25)Filed as Exhibit 10.39 to Form 10-Q filed with the Commission on August 12, 2016 and incorporated by this reference.

(26)Filed as Exhibit 10.40 to Form 8-K filed with the Commission on October 5, 2016 and incorporated by this reference.

(27)Filed as 10.41 to Form 8-K filed with the Commission on October 5, 2016 and incorporated by this reference.

(28)Filed as Exhibit 10.42 to Form 8-K filed with the Commission on March 6, 2017 and incorporated by this reference.

(29)Filed as Exhibit 10.43 to Form 8-K filed with the Commission on March 6, 2017 and incorporated by this reference.

(30)Filed as Exhibit 10.1 to Form 10-Q filed with the Commission on May 12, 2017 and incorporated by this reference.

(31)Filed as Exhibit 10.2 to Form 10-Q filed with the Commission on May 12, 2017 and incorporated by this reference.

(32)Filed as Exhibit 10.1 to Form 10-Q filed with the Commission on October 19, 2017 and incorporated by this reference.

(33)Filed as Exhibit 10.1 to Form 8-K filed with the Commission on February 12, 2018 and incorporated by this reference.

(34)Filed as Exhibit 10.2 to Form 8-K filed with the Commission on February 12, 2018 and incorporated by this reference.

(35)Filed as Exhibit 10.1 to Form 8-K filed with the Commission on May 18, 2018 and incorporated by this reference.

(36)Filed as Exhibit 10.2 to Form 8-K filed with the Commission on May 18, 2018 and incorporated by this reference.

(37)Filed as Exhibit 10.1 to Form 8-K filed with the Commission on January 7, 2019 and incorporated by this reference.

(38)Filed as Exhibit 10.1 to Form 8-K filed with the Commission on April 8, 2019 and incorporated by this reference.

(39)Filed as Exhibit 10.2 to Form 8-K filed with the Commission on April 8, 2019 and incorporated by this reference.

(40)Filed as Exhibit 10.33 to Form 10-K filed with the Commission on March 26, 2020 and incorporated by this reference.

(41)Filed as Exhibit 10.34 to Form 10-K filed with the Commission on March 26, 2020 and incorporated by this reference.

(42)Filed as Exhibit 10.35 to Form 10-K filed with the Commission on March 26, 2020 and incorporated by this reference.

(43)Filed as Exhibit 10.36 to Form 10-K filed with the Commission on March 26, 2020 and incorporated by this reference.

(44)Filed as Exhibit 10.37 to Form 10-K filed with the Commission on March 26, 2020 and incorporated by this reference.

(45)Filed as Exhibit 10.1 to Form 10-Q filed with the Commission on November 12, 2020 and incorporated by this reference.

(46)Filed as Exhibit 10.38 to Form S-1 filed with the Commission on December 9, 2020 and incorporated by this reference.

(47)Filed as Exhibit 10.39 to Form S-1 filed with the Commission on December 9, 2020 and incorporated by this reference.

(48)Filed as Exhibit 10.40 to Form S-1 filed with the Commission on December 9, 2020 and incorporated by this reference.

(49)Filed as Exhibit 10.41 to Form S-1 filed with the Commission on December 9, 2020 and incorporated by this reference.

(50)Filed as Exhibit 1.1 to Form S-1 filed with the Commission on December 9, 2020 and incorporated by this reference.

(51)Filed as Exhibit 10.1 to Form 8-K filed with the Commission on January 7, 2021 and incorporated by this reference.

(52)Filed as Exhibit 10.2 to Form 8-K filed with the Commission on January 7, 2021 and incorporated by this reference.

(53)Filed as Exhibit 14.1 to Form 10-K filed with the Commission on March 26, 2020 and incorporated by this reference.

(54)Filed as Exhibit 21.1 to Form S-1 filed with the Commission on December 9, 2020 and incorporated by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIVO BIOSCIENCE, INC.
Date: February 25, 2021
	By:	/s/ Keith Marchiando
Keith Marchiando
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Dahl
Andrew Dahl,
Principal Executive Officer CEO, President, Director
February 25, 2021

By:	/s/ Keith Marchiando
Keith Marchiando
Chief Financial Officer
February 25, 2021

By:	/s/ Christopher Maggiore
Christopher Maggiore,
Director
February 25, 2021

By:	/s/ Nola Masterson
Nola Masterson,
Director
February 25, 2021

By:	/s/ John Payne
John Payne,
Director
February 25, 2021

By:	/s/ Robert Rondeau
Robert Rondeau,
Director
February 25, 2021

By:	/s/ Alison Cornell
Alison Cornell,
Director
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Zivo Bioscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zivo Bioscience, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2020 and 2019 and, as of December 31, 2020, has a significant working capital and stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  We determined that there were no critical audit matters.

WOLINETZ, LAFAZAN & COMPANY, P.C.

We have served as the Company's auditor since 2004.

Rockville Centre, NY

February 25, 2021

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2019	2020
ASSETS

CURRENT ASSETS:
Cash	$346,111	$137,862
Prepaid Expenses	23,282	29,953
Total Current Assets	369,393	167,815
PROPERTY AND EQUIPMENT, NET	-	-
OTHER ASSETS:
Operating Lease - Right of Use Asset	-	49,364
Security Deposit	-	3,000
Total Other Assets	-	52,364
TOTAL ASSETS	$369,393	$220,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES:
Accounts Payable	$1,372,428	$1,559,627
Loans Payable, Related Parties	-	9,000
Current Portion of Long-Term Operating Lease	-	29,172
Convertible Debentures Payable	5,280,342	5,180,342
Deferred Revenue - Participation Agreements	-	1,936,800
Accrued Interest	1,952,606	2,464,724
Accrued Liabilities – Other	102,500	214,250
Total Current Liabilities	8,707,876	11,393,915
LONG TERM LIABILITIES:
Note Payable, Other	-	121,700
Long-Term Operating Lease, Net of Current Portion	-	15,178
Total Long-Term Liabilities	-	136,878
TOTAL LIABILITIES	8,707,876	11,530,793
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 1,200,000,000 shares authorized; 396,736,506 and 413,035,675 issued and outstanding at
December 31, 2019 and 2020, respectively	396,737	413,036
Additional Paid-In Capital	81,222,726	87,340,025
Accumulated Deficit	(89,957,946)	(99,063,675)
Total Stockholders’ Deficit	(8,338,483)	(11,310,614)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$369,393	$220,179

The accompanying notes are an integral part of these consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2019	For the year ended December 31, 2020
REVENUE:
Service Revenue	$-	$20,000
Total Revenues	-	20,000

COSTS AND EXPENSES:
General and Administrative	4,076,439	1,948,423
Professional Fees and Consulting Expense	1,968,878	2,872,339
Research and Development	2,307,033	3,754,913
Total Costs and Expenses	8,352,350	8,575,675

LOSS FROM OPERATIONS	(8,352,350)	(8,555,675)

OTHER INCOME (EXPENSE):
Amortization of Debt Discount	(374,608)	-
Interest Expense – Related Parties	(2,676,308)	(452,424)
Interest Expense	(106,900)	(97,630)

Total Other Income (Expense)	(3,157,816)	(550,054)

NET LOSS	$(11,510,166)	$(9,105,729)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE
BASIC AND DILUTED SHARES OUTSTANDING	276,396,362	406,181,771

The accompanying notes are an integral part of these consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD JANUARY 1, 2019 THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2019	180,036,435	$180,037	$55,985,626	$(78,447,780)	$(22,282,117)
Issuance of warrants to board of directors	-	-	192,614	-	192,614
Issuance of warrants for services	-	-	759,378	-	759,378
Issuance of warrants and options for services – related party	-	-	2,653,243	-	2,653,243
Issuance of common stock for cash	26,500,000	26,500	2,623,500	-	2,650,000
Common stock issued on warrant exercise	9,688,917	9,689	972,328	-	982,017
Common stock issued on conversion of 11% Loan Payable and accrued interest	3,118,359	3,118	308,718	-	311,836
Common stock issued on conversion of Due to Related Party	4,649,291	4,649	460,280	-	464,929
Common stock issued on conversion of 11% Convertible Debt and accrued interest – related party	172,743,504	172,744	17,101,607	-	17,274,351
Warrants issued for financing costs	-	-	165,432	-	165,432
Net loss for the year ended December 31, 2019	-	-	-	(11,510,166)	(11,510,166)

Balance, December 31, 2019	396,736,506	$396,737	$81,222,726	$(89,957,946)	$(8,338,483)
Issuance of warrants to board of directors	-	-	1,248,616	-	1,248,616
Issuance of warrants for services	-	-	2,302,044	-	2,302,044
Issuance of options for services – related party	-	-	297,248	-	297,248
Issuance of common stock for cash	3,744,588	3,745	397,121	-	400,866
Common stock issued on warrant exercise	8,685,000	8,685	821,715	-	830,400
Cashless exercise of Warrants	2,307,334	2,307	(2,307)	-	-
Common stock issued on conversion of 11% Loan Payable and accrued interest	1,362,247	1,362	134,862	-	136,224
Common stock issued on conversion of Loans Payable, Related Parties	200,000	200	19,800	-	20,000
Issuance of warrants for participation agreements	-	-	898,200	-	898,200
Net loss for the year ended December 31, 2020	-	-	-	(9,105,729)	(9,105,729)

Balance, December 31, 2020	413,035,675	$413,036	$87,340,025	$(99,063,675)	$(11,310,614)

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2019	2020
Cash Flows from Operating Activities:
Net Loss	$(11,510,166)	$(9,105,729)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Warrants issued for services rendered	759,378	2,302,044
Warrants and options issued for services – related parties	2,653,243	297,248
Warrants issued for Directors’ Fees	192,614	1,248,615
Stocks and warrants issued for financing costs	165,432	-
Amortization of debt issuance costs	1,187,817	-
Amortization of bond discount	374,608	-
Amortization of lease liability	-	620
Changes in assets and liabilities:
(Increase) in prepaid expenses	(666)	(6,672)
(Increase) in security deposits	-	(3,000)
Increase in accounts payable	950,002	187,199
Increase in deferred revenue – participation agreements	-	1,836,800
Increase in accrued liabilities	1,520,441	654,460
Net Cash (Used) in Operating Activities	(3,707,297)	(2,588,415)

Cash Flows from Investing Activities:
Net Cash (Used) in Investing Activities	-	-

Cash Flow from Financing Activities:
Proceeds from loans payable, related parties	32,500	129,000
Proceeds of Loan Payable, other	-	121,700
Proceeds from sale of common stock warrants – participation agreements	-	898,200
Proceeds from exercise of common stock warrants	982,017	830,400
Proceeds from sales of common stock	2,650,000	400,866
Net Cash Provided by Financing Activities	3,664,517	2,380,166
(Decrease) in Cash	(42,780)	(208,249)
Cash at Beginning of Period	388,891	346,111
Cash at End of Period	$346,111	$137,862

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2020:

During the quarter ended March 31, 2020, $100,000 of 11% Convertible Notes, as well as $36,225 in related accrued interest were converted at $0.10 per share into 1,362,247 shares of the Company’s common stock.

During the quarter ended March 31, 2020, a principal shareholder and related party assigned warrants to purchase 3,750,000 shares of the Company’s Common Stock to third party investors and such warrants were exercised in the first quarter of 2020 at $0.10 per share resulting in the issuance of 3,750,000 shares of common stock for gross proceeds of $375,000. The Company considered the warrants to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $453,441 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 128.20% to 142.46%; annual rate of dividends 0%; discount rates ranging from 0.66% to 1.65%.

During the quarter ended March 31, 2020, warrants to purchase 3,880,000 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 1,876,691 shares of common stock.

During the quarter ended June 30, 2020, a principal shareholder and related party assigned a warrant to purchase 500,000 shares of the Company’s Common Stock to a third-party investor and such warrant was exercised in the second quarter of 2020 at $0.10 per share resulting in the issuance of 500,000 shares of common stock for gross proceeds of $50,000. The Company considered the warrant to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $42,090 using the Black Scholes pricing model relying on the following assumptions: volatility of 133.44%; annual rate of dividends 0%; discount rate of 0.41%.

During the quarter ended June 30, 2020, warrants to purchase 920,000 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 333,637 shares of common stock.

During the quarter ended September 30, 2020, $20,000 of Loan Payable, Related Parties were converted at $0.10 per share into 200,000 shares of the Company’s common stock.

During the quarter ended September 30, 2020, warrants to purchase 800,000 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 73,673 shares of common stock.

During the quarter ended December 31, 2020, warrants to purchase 50,000 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 23,333 shares of common stock.

During the quarter ended December 31, 2020 the Company entered into a lease for a facility located in Fort Myers, Florida.  The lease is for two years in length and has an option to renew.  We have accounted for this pursuant to ASC 842 and have recorded an operating lease asset in the amount of $49,984, and lease liabilities of $49,984

During the quarter ended December 31, 2020, $1,254 of accrued interest on Loan Payable, Related Parties was converted at $0.10 per share into 12,537 shares of the Company’s common stock.

For the Year Ended December 31, 2019:

During the quarter ended March 31, 2019, $464,929 of Due to Related Party and Loans Payable – Related Party were converted at $0.10 per share into 4,649,291 shares of the Company’s common stock.

During the quarter ended June 30, 2019, $12,080,298 of 11% Convertible Notes – Related Party, as well as $2,264,470 in related accrued interest were converted at $0.10 per share into 143,447,677 shares of the Company’s common stock.

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities (continued):

During the quarter ended September 30, 2019, $176,405 of Loan Payable, Related Parties and related accrued interest of $135,431 were converted at $0.10 per share into 3,118,359 shares of the Company’s common stock.

During the quarter ended December 31, 2019, $2,180,000 of 11% Convertible Notes – Related Party, as well as $749,583 in related accrued interest were converted at $0.10 per share into 29,295,827 shares of the Company’s common stock.

During the quarter ended December 31, 2019, a principal shareholder and related party assigned warrants to purchase 8,550,000 shares of the Company’s Common Stock to third party investors, such warrants were exercised in the fourth quarter of 2019 at $0.10 per share resulting in the issuance of 8,550,000 shares of common stock for gross proceeds of $855,000.  The Company considered the warrants to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $820,432 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 123.49% to 150.39%; annual rate of dividends 0%; discount rates ranging from 1.58% to 2.55%.

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The business model of Zivo Bioscience, Inc. and Subsidiaries (Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., Zivo Bioscience, LLC, Wellmetrix, LLC (fka WellMetris, LLC), and Zivo Biologic, Inc., (collectively the “Company”) is to derive future income from licensing and selling natural bioactive ingredients derived from their proprietary algae cultures to animal, human and dietary supplement and medical food manufacturers.

NOTE 2 – BASIS OF PRESENTATION

Going Concern

The Company had a net loss of $9,105,729 and $11,510,166 during the years ended December 31, 2020 and 2019, respectively.

In addition, the Company had a working capital deficiency of $11,226,100 and a stockholders’ deficiency of $11,310,614 at December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2020, the Company received proceeds of $400,866 from the issuance of Common Stock, $830,400 from the exercise of Common Stock Warrants, $2,735,000 from the proceeds from the sale of Participation Agreements and related warrants; $121,700 in Loans Payable, Other and $129,000 in proceeds from loans payable – related party.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned subsidiaries, Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., Wellmetrix, LLC, Zivo Bioscience, LLC and Zivo Biologic, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At December 31, 2020, the Company did not have any cash equivalents.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 (ASC 842), Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. This standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our balance sheet as of December 31, 2020.

Lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because our lease does not provide an implicit rate of return, we used our incremental borrowing rate, based on the information available, in determining the present value of lease payments.

Debt Issuance Costs

The Company follows authoritative guidance for accounting for financing costs (as amended) as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Debt Issuance Costs are reported on the balance sheet as a direct deduction from the face amount of the related notes. Amortization of debt issuance costs amounted to $-0- and $1,187,817 and are included in Interest Expense and Interest Expense – Related Parties on the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, and 2019, the Company had $-0- unamortized Debt Issuance Costs.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

Significant judgments exercised by management include the identification of performance obligations, and whether such promised goods or services are considered distinct. The Company evaluates promised goods or services on a contract-by-contract basis to determine whether each promise represents a good or service that is distinct or has the same pattern of transfer as other promises. A promised good or service is considered distinct if the customer can benefit from the good or service independently of other goods/services either in the contract or that can be obtained elsewhere, without regard to contract exclusivity, and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contact. If the good or service is not considered distinct, the Company combines such promises and accounts for them as a single combined performance obligation.

For the years ended December 31, 2020 and 2019, the Company had $20,000 and $-0- of service revenue, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the years ended December 31, 2020 and 2019 no shipping and handling costs were incurred.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. The Company's R&D costs, including internal expenses, consist of clinical study expenses as it relates to the BioTech business and the development and growing of algae as it relates to the AgTech business. These consist of fees, charges, and related expenses incurred in the conduct business with Company development by independent outside contractors. External clinical studies expenses were approximately $1,359,000 and $2,043,000 for the years ended December 31, 2020 and 2019, respectively.  Internal expenses, composed of staff salaries compose approximately $2,396,000 and $264,000 for the year ended December 31, 2020 and 2019, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (continued)

During 2020 and 2019, options and warrants were granted to employees, the Board of Directors and consultants of the Company. As a result of these grants, the Company recorded expenses of $3,847,907 and $3,605,235 during the years ended December 31, 2020 and 2019 respectively.

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Year Ended December 31,

	2020	2019
Expected volatility	144.39% to 184.19%	150.34% to 186.77%
Expected dividends	0%	0%
Expected term	5-10 years	5 to 10 years
Risk free rate	0.28% to 2.31%	1.58% to 2.55%

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

Income (Loss) Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of options and warrants and conversions of debentures. Potentially dilutive securities as of December 31, 2020, consisted of 77,955,991 common shares from convertible debentures and related accrued interest and 249,677,006 common shares from outstanding options and warrants. Potentially dilutive securities as of December 31, 2019, consisted of 73,871,688 common shares from convertible debentures and related accrued interest and 223,204,339 common shares from outstanding options and warrants. For 2020 and 2019, diluted and basic weighted average shares were the same, as potentially dilutive shares are anti-dilutive.

Advertising Costs

Advertising costs are charged to operations when incurred. There were no Advertising Costs during the years 2020 and 2019.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company has historically maintained cash balances at financial institutions which exceed the current FDIC limit of $250,000 at times during the year.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2020 and 2019 consist of the following:

	December 31,	December 31,
	2020	2019
Furniture & fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

There were no depreciation and amortization expenses for the years ended December 31, 2020 and 2019, respectively.

NOTE 5 –LEASES

On December 17, 2020, the Company entered into a 25 ½ month lease agreement for a 2,700-square-foot facility that contains office, warehouse, lab and R&D space in Ft. Myer, Florida. The lease agreement commenced on December 17, 2020 and ends on January 31, 2023. The agreement provided for a total rent of $54,993 over the period. Occupancy of the property commenced on December 17, 2020, there was a 6-week rent holiday and a commencement date of February 1, 2021. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.  Rent is $3,291 per month from January 15, 2021 to January 31, 2022 and $1,154 from February 1, 2022 to January 31, 2023.

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:

Assets:	December 31, 2020
Operating lease right-of-use asset	$49,984

Liabilities:
Current Portion of Long-Term Operating Lease	$29,172
Long-Term Operating Lease, Net of Current Portion	15,178
$44,350

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 –LEASES (CONTINUED)

The components of lease expense are as follows within our condensed consolidated statement of operations:

For the
Year ended
December 31, 2020
Operating lease expense	$620

Other information related to leases where we are the lessee is as follows:

For the
Year ended
December 31, 2020
Weighted-average remaining lease term:
Operating leases	2.08 Years

Discount rate:
Operating leases	11.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

For the
Year ended
December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:	$6,091

As of December 31, 2020, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2021	$31,759
December 31, 2022	15,989
December 31, 2023	1,154
Total minimum lease payments	48,902
Less: Interest	4,552
Present value of lease obligations	44,350
Less: Current portion	29,172
Long-term portion of lease obligations	$15,178

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DUE TO RELATED PARTY

As of January 1, 2019, the Company owed HEP Investments, LLC (“HEP”), a related party, a total of $432,429. During the year ended December 31, 2019 the company borrowed an additional $110,500 in working capital. The total of $542,929 was repaid with cash of $78,000 and $464,929 by issuing 4,649,291 shares of common stock at $0.10 per share.

As of December 31, 2020 and 2019, there were no outstanding balances due to related parties related to the Company’s convertible debt.

NOTE 7 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

During the year ended December 31, 2020, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, advanced $20,000 to the Company. On September 15, 2020, he applied $20,000 of the loan balance to fund the purchase of 200,000 shares of a warrant for 250,000 shares of common stock at an exercise price of $0.10 per share (see Note 11 – Stockholders’ Deficit). The remaining 50,000 warrants were exercised through a cash free transaction into 3,704 shares. The Company agreed to pay interest of 11% per annum on these loans. On October 21, 2020, Mr. Maggiore converted the remaining $1,254 of accrued interest due into 12,537 of common stock at an exercise price of $0.10 per share.

During the years ended December 31, 2020 and December 31, 2019, the Company recorded interest expense on loans payable to Mr. Maggiore of $1,254 and $40,364, respectively.

HEP Investments, LLC

During the year ended December 31, 2020, HEP advanced the Company $139,000 in cash, of which $30,000 was repaid while $100,000 was converted into a License Co-Development Participation Agreement on October 4, 2020. As of the year ended December 31, 2020, HEP is owed $9,000 (See Note 15 – Subsequent Events).

NOTE 8 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP, a Michigan limited liability company (the “Lender”), entered into the following documents, effective as of December 1, 2011, as amended through May 16, 2018: (i) a Loan Agreement under which the Lender agreed to advance up to $20,000,000 to the Company, subject to certain conditions, (ii) an 11% Convertible Secured Promissory Note in the principal amount of $20,000,000 (“Convertible Note”) (of which a total of $18,470,640 was funded, with a total of $14,380,298 converted into 143,702,981 shares of common stock, leaving a balance advanced of $4,090,342 as of December 31, 2020), (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets, (iv) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.12 per share (including a cashless exercise provision) which expired September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $20,000,000 called for by the Loan Agreement, and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Convertible Note and related documents. The Lenders Notes are convertible into the Company’s restricted common stock at $0.10 per share and bear interest at the rate of 11% per annum. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Convertible Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers. In January 2019, and in connection with the Convertible Note, the Lender entered into a life insurance policy for Andrew Dahl, our Chief Executive Officer.  On February 23, 2021, the Company and Lender entered into a Letter Agreement in which the Company agreed to pay certain premiums of $2,565 per month under the life insurance policy while payments under the Convertible Note remain outstanding.  See Note 15 – Subsequent Events.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE DEBT (CONTINUED)

During the year ended December 31, 2018, the Company recorded debt discounts, related to $1,968,801 of Notes in the amount of $819,854 to reflect the relative fair value of the related warrants pursuant to “FASB ASC 470-20-30 – Debt with Conversion and Other Options: Beneficial Conversion Features” (ASC 470-20) as a reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. In accordance with ASC 470-20, the Company valued the beneficial conversion feature and recorded the amount of $613,758 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants was calculated and recorded at $206,096 as a further reduction to the carrying amount of the convertible debt and an addition to additional paid-in capital. The Company amortized the debt discount over the term of the debt. The relative fair value of the debt discounts of $206,096 were calculated using the Black Scholes pricing model relying on the following assumptions: volatility 174.59% to 180.14%; annual rate of dividends 0%; discount rate 2.09% to 3.04% The Company amortized the debt discount over the term of the debt. Amortization of the debt discounts were $-0- and $374,608 for the years ended December 31, 2020 and 2019, respectively.

On March 29, 2019, the Company and the Lender entered a “Debt Extension Agreement” whereby the Lender extended the maturity date of the Note to June 30, 2019. The Lender received no additional consideration related to this debt extension. The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

In October 2019, the Company issued to the Lender a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.10 with a term of 5 years. The warrants were valued at $165,432 using the Black Scholes pricing model relying on the following assumptions: volatility 156.60%; annual rate of dividends 0%; discount rate 1.64%.

During the year ended December 31, 2019, the Lender converted $14,260,298 of the debt and $3,014,052 of accrued interest into 172,743,505 shares of the Company’s common stock (at $0.10 per share).

As of December 31, 2020, the total shares of common stock, if the Lender converted the complete $4,090,342 convertible debt, including related accrued interest of $1,973,241, would be 60,635,835 shares, not including any future interest charges which may be converted into common stock.

As of December 31, 2020, the Company has not made the required annual interest payments and principal payments to the Lender. As the Company has not received a notice of default, pursuant to the terms of the Notes, the Company does not currently consider itself in default. Were the Company to default, additional interest would accrue at a rate of 16% per annum.

Paulson Investment Company, LLC - Related Debt

On August 24, 2016, the Company entered into a Placement Agent Agreement with Paulson Investment Company, LLC (Paulson). The agreement provided that Paulson could provide up to $2 million in financings through “accredited investors” (as defined by Regulation D of the Securities Act of 1933, as amended). As of December 31, 2016, the Company received funding of $1,250,000 through seven (7) individual loans (the “New Lenders”). Each loan included a (i) a Loan Agreement of the individual loan, (ii) a Convertible Secured Promissory Note (“New Lenders Notes”) in the principal amount of the loan, (iii) a Security Agreement under which the Company granted the Lender a security interest in all of its assets and (iv) an Intercreditor Agreement with HEP whereby HEP and the New Lenders agree to participate in all collateral on a pari passu basis. The loans had a two-year term and matured September 2018 ($600,000) and October 2018 ($650,000). Paulson received a 10% cash finance fee for monies invested in the Company in the form of convertible debt, along with 5 year, $0.10 warrants equal to 15% of the number of common shares for which the debt is convertible into at $0.10 per share. The New Lenders Notes are convertible into the Company’s restricted common stock at $0.10 per share and bear interest at the rate of 11% per annum.

On September 24, 2018, one New Lender converted $300,000 of the debt and $64,280 of accrued interest into 3,642,800 shares of the Company’s common stock (at $0.10 per share). On May 8, 2019, one of the New Lenders bought the note of another New Lender.

On January 15, 2020, two New Lenders converted $100,000 of the debt and $36,225 of accrued interest into 1,362,246 shares of the Company’s common stock (at $0.10 per share).

The New Lenders Notes are convertible into the Company’s restricted common stock at $0.10 per share and bear interest at the rate of 11% per annum.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE DEBT (CONTINUED)

Paulson Investment Company, LLC - Related Debt (continued)

The New Lenders Notes must be repaid as follows: accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the Note. As of December 31, 2020, the Company has not made the required annual interest payments to five (5) New Lenders and is in default. The Company is in discussions through intermediaries with the remaining three (3) New Lenders to determine their intentions.

As the Company has not received notices of default, pursuant to the terms of the Notes, we do not currently consider ourselves in default to the three (3) remaining investors. Were the Company to be considered in default, additional interest would accrue at a rate of 16% per annum.

Other Debt

In September 2014, the Lender of the 1% convertible debentures agreed to rolling 30-day extensions until notice is given to the Company to the contrary. As of December 31, 2020, that agreement is still in place. The Company determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:

	December 31,	December 31,
	2020	2019
1% Convertible notes payable, due January 2021	$240,000	$240,000
11% Convertible note payable – HEP Investments, LLC, a related party, net of unamortized discount and debt issuance costs of $-0- and $-0-, respectively, due June 30, 2019 (as of December 31, 2020 no notice of default has been received)	4,090,342	4,090,342
11% Convertible note payable – New Lenders; placed by Paulson, due at various dates ranging from September 2018 to October 2019 (as of December 31, 2020 no notice of default has been received)	850,000	950,000
	5,180,342	5,280,342

Less: Current portion	5,180,342	5,280,342
Long term portion	$-	$-

Amortization of debt discounts was $-0- and $374,608 for the year ended December 31, 2020 and 2019, respectively.

NOTE 9 – NOTE PAYABLE

Paycheck Protection Program Loan

On May 7, 2020, The Company received $121,700 in loan funding from the Paycheck Protection Program (the "PPP") established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act") and administered by the U.S. Small Business Administration ("SBA"). The unsecured loan (the "PPP Loan") is evidenced by a promissory note of the Company, dated April 29, 2020 (the "4.29.20 Note") in the principal amount of $121,700 with Comerica Bank (the "Bank"), the lender.

Under the terms of the 4.29.20 Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the 4.29.20 Note is two years, though it may be payable sooner in connection with an event of default under the 4.29.20 Note. To the extent the loan amount is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning on the date that is seven months from the date of the 4.29.20 Note, until the maturity date. The 4.29.20 Note may be prepaid in part or in full, at any time, without penalty.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTE PAYABLE (CONTINUED)

Paycheck Protection Program Loan (continued)

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

The 4.29.20 Note contains customary events of default as follows. The Company:

•Fails to make a scheduled payment;

•Fails to do anything required by the 4.29.20 Note and other Loan Documents;

•Defaults on any other loan with Lender;

•Is not eligible to receive a loan under the PPP when the Loan is made;

•Does not disclose, or anyone acting on their behalf does not disclose, any material fact to Lender or SBA;

•Makes, or anyone acting on their behalf makes, a materially false or misleading representation to Lender or SBA;

•Defaults on any loan or agreement with another creditor, if Lender believes the default may materially affect the Company's ability to pay the 4.29.20 Note;

•Fails to pay any taxes when due;

•Becomes the subject of a proceeding under any bankruptcy or insolvency law;

•Has a receiver or liquidator appointed for any part of its business or property;

•Makes an assignment for the benefit of creditors;

•Has any adverse change in financial condition or business operation that Lender believes may materially affect the Company's ability to pay the 4.29.20 Note, provided that this provision shall not apply to adverse changes or conditions resulting from the Covid-19 pandemic and the circumstances giving rise to the CARES Act;

•Reorganizes, merges, consolidates, or otherwise changes ownership or business structure, (2) makes any distribution of the Company's assets that would adversely affect its financial condition, or (3) transfers (including by pledge) or disposes of any assets except in the ordinary course of business, in each case without Lender's prior written consent; or

•Becomes the subject of a civil or criminal action that Lender believes may materially affect the Company's ability to pay the 4.29.20 Note.

Upon the occurrence of an event of default, the Lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the 4.29.20 Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DEFERRED REVENUE - PARTICIPATION AGREEMENTS

During the year ended December 31, 2020, the Company entered into seventeen (17) License Co-Development Participation Agreements (“Agreements”) totaling $2,835,000 with certain parties (“Participants”). The Agreements provide for payments by the Company to the Participants of an aggregate of 42.525% of fees generated by the Company from licensing or selling bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures and actually received from any licensee of the Company (the “Revenue Share”). The Agreements also call for the issuance of warrants to purchase an aggregate of 8,055,000 shares of common stock with a term of five years and at exercise prices of either $0.11 or $0.12 per share (See the Table below).

According to the terms of the Agreements, and pursuant to ASC 470-10-25 “Debt – Sales of Future Revenues” the Company has bifurcated the proceeds of $2,835,000 as follows: 1) the 8,055,000 warrants sold were attributed a value of $898,200 based on the Black Scholes pricing model using the following assumptions: volatilities ranging from 143.94% to 154.38%; annual rate of dividends 0%; discount rates ranging from 0.26% to 0.44%, and recorded as Additional Paid In Capital; 2) the remaining $1,936,800 was recorded as Deferred Revenue – Participation Agreements. Since the Company believes there is a rebuttable presumption pursuant to ASC 470-10-25.2, the Deferred Revenue – Participation Agreements will be amortized into income, using an estimate to be determined by Management, if and when the Company derives income from the license or sale of bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures.

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

Agreements #5 through #17 allow the Company the Option to buy back the right, title and interest in the Revenue Share for an amount equal to the amount funded plus a forty percent (40%) premium, if the Option is exercised in less than 18 months, or a fifty percent (50%) premium if the Option is exercised after 18 months. Pursuant to the terms of Agreements #5 through #17, with the exception of Agreement #12, the Company may not exercise its Option until it has paid the Participant a revenue share equal to a minimum of thirty percent (30%) of the amount initially funded. With regard to Agreement #12, the Company may not exercise its Option until it has paid the Participant a revenue share equal to a minimum of one-hundred and eighty percent (180%) of the amount initially funded. Once this minimum threshold is met, the Company may exercise its Option by delivering written notice to the Participant of its intent to exercise the Option, along with repayment terms of the amount funded, which may be paid, in the Company’s sole discretion, in one lump sum or in four (4) equal quarterly payments. If the Company does not make such quarterly payments timely for any quarter, then the Company shall pay the prorated Revenue Share amount, retroactive on the entire remaining balance owed, that would have been earned during such quarter until the default payments are made and the payment schedule is no longer in default.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DEFERRED REVENUE - PARTICIPATION AGREEMENTS (CONTINUED)

Agreement	Date of	Amount	Warrants	Term	Exercise	Revenue	Minimum	Buy-back	Buy-back
#	Funding	Funded			Price	Share	Payment	Premium %	Premium %
							Threshold	pre-18	post 18
								mos.	mos.
1	April 13, 2020	$100,000	300,000	5 Years	$0.12	1.500%	$-	40%	40%
2	April 13, 2020	150,000	450,000	5 Years	0.12	2.250%	-	40%	40%
3	April 13, 2020	150,000	450,000	5 Years	0.12	2.250%	-	40%	40%
4	May 7, 2020	250,000	750,000	5 Years	0.12	3.750%	-	40%	40%
5	June 1, 2020	275,000	825,000	5 Years	0.11	4.125%	82,500	40%	50%
6	June 3, 2020	225,000	675,000	5 Years	0.11	3.375%	67,500	40%	50%
7	July 8, 2020	100,000	300,000	5 Years	0.12	1.500%	30,000	40%	50%
8	Aug. 24, 2020	125,000	375,000	5 Years	0.12	1.875%	37,500	40%	50%
9	Sept. 14, 2020	150,000	450,000	5 Years	0.12	2.250%	45,000	40%	50%
10	Sept.15, 2020	50,000	150,000	5 Years	0.12	0.750%	15,000	40%	50%
11	Sept.15, 2020	50,000	150,000	5 Years	0.12	0.750%	15,000	40%	50%
12	Sept.25, 2020	300,000	450,000	5 Years	0.12	4.500%	420,000	40%	50%
13	Oct. 4, 2020	100,000	300,000	5 Years	0.12	1.500%	30,000	40%	50%
14	Oct. 4, 2020	250,000	750,000	5 Years	0.12	3.750%	75,000	40%	50%
15	Oct. 8, 2020	500,000	1,500,000	5 Years	0.12	7.500%	150,000	40%	50%
16	Oct. 9, 2020	50,000	150,000	5 Years	0.12	0.750%	15,000	40%	50%
17	Dec. 16, 2020	10,000	30,000	5 Years	0.12	0.150%	3,000	40%	50%
		$2,835,000	8,055,000			42.525%	$985,500

Agreement 13 is with HEP and Agreement 14 is with Strome Mezzanine Fund L.P.  Both are with related parties.

NOTE 11 – STOCKHOLDERS’ DEFICIENCY

Recapitalization

On May 1, 2019, the shareholders of the Company voted for approval and adoption of an amendment to the Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 700,000,000 shares to 1,200,000,000 shares. The Certificate of Amendment to the Articles of Incorporation has been filed with the Secretary of State of Nevada.

Reverse Stock Split

On November 11, 2020, ZIVO’s stockholders approved a reverse stock split of its Common Stock within the range of 1-for-25 to 1-for-120 of our authorized, issued, and outstanding shares of Common Stock. The Board, in its discretion, will determine the final ratio, effective date, and date of filing of the certificate of amendment to our articles of incorporation, as amended, in connection with the reverse stock split. The Board has not yet finalized the stock-split, therefore all option, share and per share information in this Annual Report on Form 10K does not give effect to any proposed reverse stock split.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Board of Directors fees

On September 26, 2019, the board of directors granted to each of its directors warrants to purchase 500,000 shares of common stock at an exercise price of $0.08 per share. The warrants have a term of five years and vest immediately. The warrants were valued at $192,614 using the Black Scholes pricing model relying on the following assumptions: volatility 185.11%; annual rate of dividends 0%; discount rate 1.66%. In addition, each director is entitled to receive $10,000 for each annual term served.

On September 30, 2020, the board of directors granted to three of its directors warrants to purchase 500,000 shares of common stock and the Chairman of the Board warrants to purchase 10 million shares of common stock at an exercise price of $0.10 per share. The warrants have a term of five years and vest immediately. The warrants were valued at $1,248,616 using the Black Scholes pricing model relying on the following assumptions: volatility 144.93%; annual rate of dividends 0%; discount rate 0.28%. In addition, each director is entitled to receive $10,000 for each annual term served.

The Company recorded directors’ fees of $1,280,366 and $232,614 for the years ended December 31, 2020 and 2019, respectively, representing the cash fees paid or accrued and the value of the vested warrants described above.

Stock Based Compensation

In May 2019, in connection with a Supply Consulting Agreement, the Company issued a warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.08 for a term of five years. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34% (See Note 9 – Commitments and Contingencies: Supply Chain Consulting Agreement). In October 2019, 2,000,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. In August 2019, the Company issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 with a term of 5 years pursuant to an agreement with a financial consultant. The warrants were valued at $231,032 using the Black Scholes pricing model relying on the following assumptions: volatility 184.75%; annual rate of dividends 0%; discount rate 1.58%. In October 2019, the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.10 with a term of 5 years pursuant to an agreement with a development consultant. The warrants were valued at $129,762 using the Black Scholes pricing model relying on the following assumptions: volatility 150.34%; annual rate of dividends 0%; discount rate 2.55%. In December 2019, the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $0.18 with a term of 5 years pursuant to an agreement with a financial consultant. The warrants were valued at $61,424 using the Black Scholes pricing model relying on the following assumptions: volatility 184.10%; annual rate of dividends 0%; discount rate 1.68%.

On November 24, 2020, the parties entered into a Second Amendment to the Supply Chain Consulting Agreement whereby the issuance to Consultant a cashless warrant with a five-year term to purchase nineteen million (19,000,000) shares of the Company’s common stock was reduced to thirteen million (13,000,000) shares of the Company’s common stock, and a cashless warrant with a five-year term to purchase three million (3,000,000) shares of the Company’s common stock was issued to a member of the Consultant.  The warrants were valued at $386,348 using the Black Scholes pricing model relying on the following assumptions: volatility 148.83%; annual rate of dividends 0%; discount rate 0.39%.

Stock Issuances

During the year ended December 31, 2020, the Company issued 3,744,588 shares of its common stock at an average price of $0.11 per share for proceeds of $400,866. Of this amount, 3,732,051 shares ($399,612 of proceeds) were issued to private investors and 12,537 shares ($1,254 of proceeds) were issued to Mr. Maggiore, a related party.

During the year ended December 31, 2019, the Company issued 26,500,000 shares of its common stock at $0.10 per share, for proceeds of $2,650,000.  Of this amount, 20,500,000 shares ($2,050,000 of proceeds) were issued to private investors and 6,450,000 shares ($645,000 of proceeds) were issued to HEP, a related party. The Company also issued to HEP warrants to purchase 1,060,000 shares of common stock at an exercise price of $0.10 with a term of 5 years in connection with the issuances. Investors exercised 9,688,917 common stock warrants, at an average price of $0.10 per share, for proceeds of $982,017.  HEP, a related party, exercised 618,750 of those warrants at an average of $0.08 per share, representing $50,000 of the proceeds.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Stock Warrants Exercised

During the year ended December 31, 2020, HEP, a principal shareholder and related party, assigned warrants to purchase 4,250,000 shares of the Company’s Common Stock to third party investors. These warrants were exercised at $0.10 per share resulting in proceeds of $425,000. Due to the nature of this transaction, the Company considered the warrants to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $495,501 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 128.20% to 142.46%; annual rate of dividends 0%; discount rates ranging from 0.41% to 1.65%.

During the year ended December 31, 2020, warrants to purchase 5,650,000 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 2,307,334 shares of common stock.

In addition, the Company issued 8,685,000 shares of the Company’s Common Stock at an average price of $0.10 per share for proceeds of $830,400 from the exercise of warrants.  Mr. Maggiore, a related party, exercised 200,000 of those warrants at an exercise price of $0.10 per share, representing $20,000 of the proceeds (from the conversion of a Loan Payable, See Note 7 - Loan Payable, Related Parties).

During the year ended December 31, 2019, HEP, a principal shareholder and related party, assigned warrants to purchase 8,550,000 shares of the Company’s Common Stock to third party investors. These warrants were exercised in the fourth quarter at $0.10 per share resulting in a capital raise of $855,000. Due to nature of this transaction, the Company considered the warrants to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $820,432 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 123.49% to 150.39%; annual rate of dividends 0%; discount rates ranging from 1.58% to 2.55%.

Sale of Common Stock Warrants

In connection with the License Co-Development Participation Agreements (“Participation Agreements”) (see Note 10), the Company sold warrants to purchase 8,055,000 shares of common stock for $898,200. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 143.94% to 154.26%; annual rate of dividends 0%; discount rate 0.26% to 0.44%.

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

Subject to adjustment as described in the 2019 Incentive Plan, the aggregate number of common shares (“Shares”) available for issuance under the 2019 Incentive Plan is One Hundred Two Million (102,000,000) Shares. The exercise price of each Share subject to an Option (as defined in the 2019 Incentive Plan) shall be at least the Fair Market Value (as defined in the 2019 Incentive Plan) (except in the case of a more than 10% shareholder of the Company, in which case the price should not be less than 110% of the Fair Market Value) on the date of the grant of a Share and shall have a term of no more than ten years. As of December 31, 2020, 49,500,000 Options have been issued with terms between 5 years and 10 years. Based on certain performance milestones, the grant agreements also provide for the issuance of an additional 13,000,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and with a term of no more than ten years, issuance of an additional 13,000,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and with a term of no more than ten years.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Common Stock Options

A summary of the status of the Company’s Options related to the 2020 Incentive Plan is presented below:

	December 31, 2020		December 31, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	29,000,000	$0.10	-	$-
Issued	20,500,000	0.15	29,000,000	0.10
Outstanding, end of period	49,500,000	$0.12	29,000,000	$0.10

Options outstanding and exercisable by price range as of December 31, 2020 were as follows:

Outstanding Options			Exercisable Options
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.10	28,000,000	8.88	$0.10	28,000,000	$0.10
0.11	1,500,000	4.74	0.11	1,500,000	0.11
0.12	3,000,000	4.63	0.12	0	-
0.13	3,500,000	4.20	0.13	3,500,000	0.13
0.14	1,500,000	7.59	0.14	1,125,000	0.14
0.15	2,000,000	9.18	0.15	2,000,000	0.15
0.16	10,000,000	4.12	0.16	3,000,000	0.16
	49,500,000	7.18	$0.12	39,125,000	$0.11

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Executive Compensation

On March 4, 2020, the Company entered into an employment letter with Philip Rice, Chief Financial Officer of the Company (“Agreement”). Under the terms of the Agreement, Mr. Rice will serve as Chief Financial Officer of the Company for one year, with successive automatic renewals for one-year terms, unless either party terminates the Agreement on at least sixty days’ notice prior to the expiration of the then current term of the Agreement. Mr. Rice will receive an annual base salary, commencing on January 1, 2020, of $280,000 (“Base Salary”). The Base Salary shall increase to $300,000, when the following event occurs: within one (1) year after the Effective Date, the Company enters into a term sheet and receives the related financing to receive at least $15,000,000 in equity or other form of investment or debt (“Third Party Financing”) on terms satisfactory to the board of directors of the Company (the “Board”). On the date the Agreement was executed, Mr. Rice received a $25,000 retention bonus and was issued a fully-vested nonqualified stock option to purchase 2,000,000 shares of the Company’s common stock at a price $0.15 per share with a term of 10 years (these options were valued at $297,248 using the Black Scholes pricing model relying on the following assumptions: volatility 163.68%; annual rate of dividends 0%; discount rate 1.02%).

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

Prior to this Agreement, as compensation for serving as Chief Financial Officer, the Company, quarterly, issued warrants to purchase 50,000 shares of common stock to Philip M. Rice at the prevailing market price with a term of 5 years, provided that the preceding quarterly and annual filings were submitted in a timely and compliant manner, at which time such warrants would vest. On February 12, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $0.10. The warrants were valued at $4,766 using the Black Scholes pricing model relying on the following assumptions: volatility 180.46%; annual rate of dividends 0%; discount rate 2.53%. On May 13, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $0.10. The warrants were valued at $4,800 using the Black Scholes pricing model relying on the following assumptions: volatility 181.72%; annual rate of dividends 0%; discount rate 2.18%. On August 7, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $0.08. The warrants were valued at $3,850 using the Black Scholes pricing model relying on the following assumptions: volatility 184.57%; annual rate of dividends 0%; discount rate 1.59%. On October 28, 2019, the Company issued the CFO warrants to purchase 50,000 shares of common stock at $0.08. The warrants were valued at $3,859 using the Black Scholes pricing model relying on the following assumptions: volatility 186.77%; annual rate of dividends 0%; discount rate 1.66%.

The Company has additional disclosures related to Executive Compensation in Note 15 - Subsequent Events.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below.

	December 31, 2020		December 31, 2019
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	194,204,339	$0.09	192,148,956	$0.09
Issued	23,005,000	0.12	12,783,672	0.10
Exercised	(14,365,000)	0.10	(9,688,917)	0.10
Cancelled	-	-	(345,205)	0.11
Expired	(2,667,333)	0.08	(694,167)	0.17

Outstanding, end of period	200,177,006	$0.10	194,204,339	$0.09

Warrants outstanding and exercisable by price range as of December 31, 2020 were as follows:

Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$0.05	1,000,000	0.69	$0.05	1,000,000	$0.05
0.06	16,050,000	1.59	0.06	16,050,000	0.06
0.07	2,500,000	1.69	0.07	2,500,000	0.07
0.08	30,418,477	1.46	0.08	30,418,477	0.08
0.09	225,000	0.81	0.09	225,000	0.09
0.10	124,773,734	2.37	0.10	124,773,734	0.10
0.11	3,704,795	3.22	0.11	3,704,795	0.11
0.12	18,555,000	4.69	0.12	18,555,000	0.12
0.14	2,550,000	2.74	0.14	2,550,000	0.14
0.18	400,000	3.99	0.18	400,000	0.18
	200,177,006	4.34		200,177,006	$0.10

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

COVID-19

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic.  Global pandemics and other natural disasters or geopolitical actions, including related to the COVID-19 pandemic, could affect the Company’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Prior to the COVID-19 pandemic, the expectation was that there would be forward moment with the production of our algal biomass, validation and purification. However, these were temporarily suspended and/or delayed, and many continue in diminished capacity.

Employment Agreement

The Company’s Chief Executive Officer, Andrew Dahl, is serving as Chief Executive Officer under the terms of an employment agreement dated November 29, 2019 (“Agreement”) that superseded and replaced all prior employment agreements and understandings. Under the terms of the Agreement, Mr. Dahl’s agreement provides for a term of three years, with successive automatic renewals for one year terms, unless either party terminates the Dahl Agreement on at least 60 days’ notice prior to the expiration of the then current term of Mr. Dahl’s employment. Mr. Dahl has received an annual base salary, commencing on June 1, 2019, of $440,000 (“Base Salary”), of which $7,500 per month will be deferred until either of the following events occur: (i) within five (5) years after the Effective Date, the Company enters into a term sheet to receive at least $25,000,000 in equity or other form of investment or debt on terms satisfactory to the board of directors of the Company (the “Board”) including funding at closing on such terms of at least $10 million; or (ii) within 12 months after the Effective Date that the Company receives revenue of at least $10 million. The Company has accrued $120,000 of the deferred salary as of September 30, 2020, reflected in accrued expenses on the Balance Sheet. The Base Salary is subject to annual review and increase (but not decrease) by the Board during the Employment Term with minimum annual increases of 4% over the previous year’s Base Salary.

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

Mr. Dahl will be entitled to non-qualified performance-based options having an exercise price equal to the greater of $0.10 per share and the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan), upon the attainment of specified milestones as follows: (i) Non-qualified option to purchase 1,000,000 common shares upon identification of bioactive agents in the Company product and filing of a patent with respect thereto; (ii) Non-qualified option to purchase 1,500,000 common shares upon entering into a contract under which the Company receives at least $500,000 in cash payments; (iii) Non-qualified option to purchase 1,500,000 common shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2 million in cash or in-kind outlays); (iv) Non-qualified option to purchase 1,500,000 common shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2 million in cash or in-kind outlays); and (v) Non-qualified option to purchase 1,500,000 common shares upon the Company entering into a pharmaceutical development agreement.

As it relates to the Company‘s wholly-owned subsidiary, Wellmetrix,, if and when at least $2 million in equity capital is raised from a third party and invested in Wellmetrix in an arms-length transaction, Mr. Dahl shall be granted a warrant to purchase an equity interest in Wellmetrix that is equal to the equity interest in Wellmetrix owned by the Company at the time of the first tranche of any such capital raise (the “Wellmetrix Warrant”). The Wellmetrix Warrant shall be fully vested as of the date it is granted and shall expire on the tenth (10th) anniversary of the grant date. Once granted, the Wellmetrix Warrant may be exercised from time to time in whole or in part, with Mr. Dahl retaining any unexercised portion. The exercise price for the Wellmetrix Warrant shall be equal to the fair market value of the interest in Wellmetrix implied by the pricing of the first tranche of any such capital raise.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreement (continued)

Mr. Dahl’s Employment Agreement provides that if a Change of Control (as defined in the Agreement) occurs Mr. Dahl’s employment is terminated without Cause (as defined in the Agreement) or Mr. Dahl resigns for Good Cause (as defined in the Dahl Agreement) during the 24-month period following the Change of Control or during the sixty (60) days immediately preceding the date of a Change of Control, 100% of Mr. Dahl’s unvested options will be fully vested. Mr. Dahl’s Employment Agreement also provides for severance payments of, amongst other things, 300% of base salary and 2x the amount of the Revenue Bonus in such event.

As of December 31, 2019, the milestone relating to the identification of bioactive agents in the Company product and the filing of a patent with respect thereto was met, thereby triggering the option to purchase 1,000,000 common shares. As per the Agreement, the Company issued a non-qualified option to purchase 1 million shares of the Company according to the 2019 Incentive Plan at an exercise price of $0.14 with a term of 10 years (these options were valued at $138,806 using the Black Scholes pricing model relying on the following assumptions: volatility 164.37%; annual rate of dividends 0%; discount rate 1.84%).

On November 15, 2019, the Company issued a non-qualified option to purchase 28 million shares of the Company according to the 2019 Incentive Plan at an exercise price of $0.10 with a term of 10 years (these options were valued at $2,497,161 using the Black Scholes pricing model relying on the following assumptions: volatility 164.20%; annual rate of dividends 0%; discount rate 1.84%).

Corporate Advisory Agreement

On September 30, 2019, effective July 9, 2019, the Company entered into an agreement with an Investment Opportunity Provider (IOP). The IOP has been engaged as an exclusive financial advisor in connection with the proposed securities offering and sale of up to $35 million of the Company’s Common Stock. The Company has agreed to pay the IOP, upon the acceptance of a successful funding transaction, a fee of 1% of the aggregate value of the transaction and a warrant to purchase up to 6,000,000 shares of common stock at an exercise price of $0.10 for a term of five years. As of December 31, 2020, in connection with this agreement, no successful funding transactions have taken place and no warrants have been issued.

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

Financial Consulting Agreement – July 2020

On July 16, 2020, the Company entered into an Advisory Agreement (“Agreement”). The Agreement calls for monthly fees of $10,000 per month. The Agreement is on a month-to-month renewal basis. Upon each renewal (starting with the second month), the Company shall issue a warrant to purchase 150,000 shares of common stock at an exercise price of $0.12 for a term of five years. The Company issued warrants to purchase 450,000 shares of common stock at an exercise price of $0.12 for a term of five years valued at $51,278 using the Black Scholes pricing model relying on the following assumptions: volatility 144.93% to 145.50%; annual rate of dividends 0%; discount rate 0.29% to 0.32% The Company terminated this Agreement in October 2020.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”) (see Note 11 – Stockholders’ Deficiency). In May 2019, the Company issued a warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.10 for a term of five years to the Consultant. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34%. In October 2019, 2,000,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase nineteen million (19,000,000) shares of the Company’s common stock at an exercise price of $0.10 per share. On November 24, 2020, , the parties entered into a Second Amendment to the Supply Chain Consulting Agreement whereby the issuance to Consultant a cashless warrant with a five-year term to purchase nineteen million (19,000,000) shares of the Company’s common stock was reduced to thirteen million (13,000,000) shares of the Company’s common stock, and a cashless warrant with a five-year term to purchase three million (3,000,000) shares of the Company’s common stock was issued to a member of the Consultant.  The warrants were valued at $386,348 using the Black Scholes pricing model relying on the following assumptions: volatility 148.83%; annual rate of dividends 0%; discount rate 0.39%.  As of December 31, 2020, the Development Project has not closed, and the warrants have not yet been issued.

The Board of Directors has also authorized the Company to issue to Consultant a cashless warrant with a five-year term to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share at its discretion. As of December 31, 2020, such warrant has not been issued.

Marketing / Public Relations Agreement

On December 27, 2019, the Company entered into a Marketing / Public Relations Agreement (“Agreement”) with a consultant (“Consultant”). The Agreement provides that the Consultant will assist the Company in identifying and assist in the negotiation of potential licensing, product sales, joint ventures and venture financing of projects outside of the United States and provide advice for the Company’s long-term business strategy and commercial relationships. The Agreement calls for the issuance of warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price based on the closing market price on the day of issuance, with a five-year term. For commercial transactions whose value is determined and agreed to by both parties exceeding $1,000,000 (“Qualifying Transaction”), the Company shall issue to Consultant a warrant to purchase common stock in the amount of 500,000 shares. For each successive Qualifying Transaction of at least $1,000,000, the Consultant shall be issued 300,000 shares up to a maximum cumulative award of 5,000,000 shares in warrant form in total. Further, the Company will pay a 4% commission on the revenue received on the sale of Company algal product to one or more entities identified and cultivated by Consultant, and on the revenue received from licensing the Company’s intellectual property to such entities identified and cultivated by Consultant, for a period of three (3) years from the effective date of a qualifying transaction. The Agreement also calls for a $5,000 payment upon signing and monthly payments of $5,000 once a Qualifying Transaction, the sale of an algal product or revenue from a licensing transaction occurs. As of December 31, 2020, a commercial transaction has not closed, and the warrants have not yet been issued and no commissions have been paid.

Legal Contingencies

We may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operation or cash flows.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS

Due to Related Party

See Note 6 Due to Related Party for disclosure of payable to related Party.

Loan Payable – Related Party

See Note 7 Loan Payable – Related Parties for disclosure of loans payable to related Parties, and Note 15 – Subsequent Event for additional arrangements made in connection with certain such loans.

Deferred Revenue - Participation Agreements

See Note 10 - Deferred Revenue - Participation Agreements for disclosure of related party participation.

Executive Compensation

See Note 11 – Stockholder’ Deficiency for disclosure of compensation to the Chief Executive Officer and Chief Financial Officer.

Employment Agreement

See Note 12 – Commitments and Contingencies and Note 15 – Subsequent Event for disclosures of the Employment Agreements with the Chief Executive Officer and Chief Financial Officer.

NOTE 14 – INCOME TAXES

At December 31, 2019 the Company had available net-operating loss carry-forwards for Federal tax purposes of approximately $72,890,000, which may be applied against future taxable income, if any, at various dates from 2020 through 2040. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2020 the Company had a deferred tax asset of approximately $19,680,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal and State Statutory Rate of 27% and the Company’s effective tax rate of 0% is due to a decrease in the valuation allowance of approximately $1,041,000 in 2020.

NOTE 15 – SUBSEQUENT EVENTS

Employment Agreement - Marchiando

On January 1, 2021, the Board of Directors appointed Keith Marchiando as the Company’s Chief Financial Officer and the Company entered into an employment letter with Mr. Marchiando (“Marchiando Agreement”). Under the terms of the Marchiando Agreement, Mr. Marchiando will serve as Chief Financial Officer of the Company for one year, with successive automatic renewals for one year terms, unless either party terminates the Marchiando Agreement on at least sixty days’ notice prior to the expiration of the then current term of the Marchiando Agreement. Mr. Marchiando will receive an annual base salary, commencing on January 1, 2021, of $280,000 (“Marchiando Base Salary”). The Marchiando Base Salary shall increase to $300,000 if within one (1) year after the effective date, the Company enters into a term sheet and receives the related financing to receive at least $10,000,000 in equity or other form of investment or debt (“Third Party Financing”) on terms satisfactory to the board of directors of the Company. On January 1, 2021, Mr. Marchiando received a stock option award issued pursuant to the Company’s 2019 Omnibus Long-Term Incentive Plan to purchase 13,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), with an exercise price of $0.14 per share and a 10-year life. Vesting of these options shall be as follows: 3,000,000 shares vested immediately upon grant of the option award, and 1,250,000 shares will vest on each six-month anniversary of January 1, 2021.  The option to purchase the shares has a total value of $1,779,065 based on a Black Scholes valuation model with a volatility of 143.89%, a 0% dividend rate, and a discount rate of 0.36%.  The Company will record an expense of $410.553 in the first quarter of 2021 and $171,064 on the eight subsequent six-month anniversaries of the Marchiando Agreement.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Employment Agreement – Marchiando (continued)

Mr. Marchiando shall also receive $25,000 upon the closing, prior to December 31, 2021, of a Third Party Financing that raises at least $10,000,000. If, upon the closing prior to December 31, 2021 of a Third Party Financing that raises over $13,000,000 for the Company, Mr. Marchiando shall receive a maximum bonus of $50,000, as long as Mr. Marchiando is employed at the time of closing.

If Mr. Marchiando’s employment is terminated by the Company due to death or Disability, or without Cause, or if Mr. Marchiando resigns for Good Reason (each as defined in the Marchiando Agreement) or if either party does not renew the employment term, Mr. Marchiando will be entitled to receive the following severance benefits: a continuation of the Marchiando Base Salary for one year, payment of an amount equal to Mr. Marchiando’s target bonus in the year of termination and a fully-vested, nonqualified stock option to purchase 1,000,000 shares of Common Stock. Additionally, all outstanding and contingent nonqualified options owned directly or beneficially by Mr. Marchiando shall be converted immediately into vested options, with terms as specified in the applicable award agreement.

The Marchiando Agreement provides that if a Change of Control (as defined in the Marchiando Agreement) occurs and Mr. Marchiando resigns for Good Reason (as defined in the Marchiando Agreement) or Mr. Marchiando’s employment is terminated without Cause (as defined in the Marchiando Agreement) during the 24-month period following the Change of Control or during the sixty (60) days immediately preceding the date of a Change of Control, 100% of Mr. Marchiando’s unvested options will be fully vested and the restrictions on his restricted shares will lapse. The Marchiando Agreement also provides for severance payments of, amongst other things, a lump sum payment of 200% of the Marchiando Base Salary, 200% of Mr. Marchiando’s Performance Bonus (as defined in the Marchiando Agreement) earned in the last 12 months preceding the Change of Control and payment of 24 months of the Marchiando Base Salary in such event.

Due to Related Party

Upon the Board of Directors' appointment of Keith Marchiando to the role of Chief Financial Officer for the Company, an existing account payable to Mr. Marchiando in the amount of $26,400 became an amount due to a related party.  Prior to his appointment, Mr. Marchiando performed consulting services for the Company in the fourth quarter of 2020.

Separation Agreement - Rice

On January 1, 2021, Mr. Rice resigned from his position as Chief Financial Officer of the Company, and following a transition period, agreed to resign from all positions as an officer or employee of the Company effective as of January 31, 2021 (the “Separation Date”). The Separation Agreement provides that Mr. Rice will receive certain benefits that he is entitled to receive under his employment agreement dated March 4, 2020.  Accordingly, under the Separation Agreement, the Company has agreed to pay Mr. Rice his base salary of $280,000 for one year and three weeks, beginning on the Separation Date, and grant him an option to purchase 1,000,000 shares of Common Stock for $0.14 per share and a five-year life. The option to purchase the shares has a total value of $125,061 based on a Black Scholes valuation model with a volatility of 143.89%, a 0% dividend rate, and a discount rate of 0.36%.  The Company will expense the full amount in the first quarter of 2021. Mr. Rice remains subject to the restrictive covenants in his employment agreement.

Stock Issuances

Through February 25, 2021, the Company, through direct private transactions, has received proceeds from the sale of 5,310,435 shares of common stock in the amount of $705,000 from six (6) private investors.  The average selling price per share was $0.1328.

Life Insurance Premiums

In 2019, in connection with the Lender’s Convertible Note, the Lender took out a life insurance policy on Andrew Dahl, the Company’s Chief Executive Officer. On February 23, 2021, the Company entered into a letter agreement with the Lender pursuant to which the Company agreed to pay certain life insurance premiums as long as the Convertible Note remains outstanding.

Deferred Revenue – Participation Agreements

Through February 25, 2021, the Company entered into three (3) additional Agreements totaling $105,000 with third parties (“Additional Participants”). The total investment of $105,000 came from cash in the amount of $96,000 and the conversion of a Note Payable – Related Party of $9,000.  The Agreements provide for payments by the Company to the Additional Participants of an additional aggregate of 1.575% of fees generated by the Company from licensing or selling bioactive ingredients or molecules (including the Revenue Share). The Agreements also call for the issuance of warrants to purchase an aggregate of 315,000 shares of common stock with a term of five years and at exercise prices of $0.14 per share. The warrants to purchase the shares has a total value of $40,799 based on a Black Scholes valuation models with a volatility between 139.55% and 140.20%, a 0% dividend rate, and a discount rate range of 0.41% to 0.45%.  The Company will record an expense for the full amount in the first quarter of 2021.