Form 10-K/A
period 2020-12-31
Zivo Bioscience, Inc.
filed 2021-04-30
CIK 1101026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-30415

Zivo Bioscience, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2804 Orchard Lake Rd., Suite 202, Keego Harbor MI	48320
(Address of principal executive offices)	(Zip Code)

248-452-9866

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [   ] No [X]

The aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2020 by non-affiliates of the issuer was $27,358,149 based on the closing price of the registrant’s common stock on such date.

As of February 25, 2021, there were 418,346,110 shares of $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

Zivo Bioscience, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2020, as filed on February 25, 2021 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”), solely to provide the Part III information of Form 10-K that was to be incorporated by reference from the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”) because the Proxy Statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2 to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. The Original Form 10-K continues to speak as of its original filing date. This Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures in the Original Form 10-K.

Zivo Bioscience, Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our business affairs are managed under the direction of our board of directors, which is currently composed of five members. All of our directors other than Andrew A. Dahl are independent within the meaning of the listing standards of the Nasdaq Stock Market LLC. The following table sets forth the names, ages as of March 31, 2021, and certain other information for each of the directors with terms expiring at the 2021 Annual Meeting:

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors as of March 31, 2020:

Name	Age	Positions	Since
Andrew A. Dahl	67	President / Chief Executive Officer / Director	2011/2020
Keith R. Marchiando	58	Chief Financial Officer	2021
Christopher D. Maggiore	55	Director	2013
Nola E. Masterson	74	Director	2014
John B. Payne	73	Director	2013
Robert O. Rondeau, Jr.	55	Director	2016
Alison A. Cornell	58	Director	2021

Business Experience of Directors

John B. Payne, Chairman

Director

Mr. Payne was appointed to serve as a director of the Company in July, 2013. Mr. Payne is the President and CEO of Compassion-First Pet Hospitals and serves as the Chairman of the Board of Directors. He founded Compassion-First in 2014 and today, the family of specialty, general practice and emergency veterinary hospitals throughout the United States is dedicated to changing the veterinary landscape and elevating patient outcomes. With 44 hospitals across 14 states, Compassion-First has more than 3,000 employees and more than 230 board-certified specialists across a wide range of medical disciplines. Mr. Payne currently serves as the Chairman of the Board for American Humane and serves as the director of ZIVO Bioscience. He is on the Board of Regents at Ross University School of Medicine and at Ross University School of Veterinary Medicine. Prior to creating Compassion-First Mr. Payne served as a member of the Global Leadership Team for Mars Pet Care. He also served as the President and CEO of Banfield Pet Hospitals and served as the President and General Manager of Bayer Healthcare’s North American Animal Health Division. Mr. Payne provides the Board of Directors with valuable insight and experience in the animal care and pharmaceutical fields.

Nola E. Masterson

Director

Ms. Masterson was appointed in September 2014 to serve as a director of the Company. Since 1982, she has been the chief executive officer of Science Futures, Inc., an investment and advisory firm. Ms. Masterson is currently managing member and general partner of Science Futures LLC, I and II, which are venture capital funds invested in life science funds and companies. Ms. Masterson was a Venture Partner in TVM Capital, a large Global venture firm. She was a member of the board of directors of Repros Therapeutics Inc. (sold to Allergan plc [NYSE: AGN] in January 2018) and served on the audit committee, nominating committee and the compensation committee at that company. She is an Adjunct Professor in the Management School of the University of San Francisco. Ms. Masterson was a biotechnology analyst on Wall Street, working with Drexel Burnham Lambert and Merrill Lynch, and is a co-founder and was CEO of Sequenom, Inc., a genetic analysis company located in San Diego, California and Hamburg, Germany. Ms. Masterson is the Chair Emeritus of the California Life Science Association Institute, a 501(c)(3) organization, which promotes science education, workforce development and best practices as well as entrepreneurs in the bioeconomy. Ms. Masterson began her business career at Ames Company, a division of Bayer, and spent eight years at Millipore Corporation in sales and sales management and as Vice President of the Biotechnology Division. She received her Master’s degree in Biological Sciences from George Washington University, and continued Ph.D. work at the University of Florida. Ms. Masterson provides us with the benefit of her extensive experience as an entrepreneur and an analyst on Wall Street, as well as her 40 years of investment advisory expertise and experiences in the life sciences industry.

Robert O. Rondeau, Jr.

Director

Mr. Rondeau is Managing Partner of Your Perfect Data, LLC, a data mining company since May of 2019. He is also the Managing Partner of Your Flipping Partner, LLC, since August of 2017, a company specializing on fixing and flipping residential homes throughout Metro Detroit. He is also CEO of BRAN Financial, a credit card processing company, a position he has held since 2010. Prior to that, Mr. Rondeau was an Executive Director of Flagstar Bank, (NYSE: FBC), a $15B bank headquartered in Michigan, where he was in charge of Retail Banking, Commercial, Consumer and Warehouse Lending. Mr. Rondeau received his BA from Northwestern University and an Executive MBA from Michigan State University. Mr. Rondeau’s extensive business and financial experience, as well as his background in executive management, led the Board of Directors to nominate Mr. Rondeau for re-election.

Christopher D. Maggiore

Director

Mr. Maggiore was appointed in August, 2013 to serve as a director of the Company. Mr. Maggiore is a successful private investor and has been involved in real estate development, building and management of businesses for over 25 years. He currently owns and manages a portfolio of businesses and investments. Mr. Maggiore provides the Board of Directors with experiences as a successful entrepreneur and builder of business organizations.

Alison A. Cornell

Director

Ms. Cornell was appointed in February, 2021 to serve as a director of the Company. Ms. Cornell currently serves as the Executive Vice President & Chief Financial Officer of Compassion-First Pet Hospitals, and has held such office since July 2017. Previously, she served as Executive Vice President & Chief Financial Officer of International Flavors & Fragrances Inc. (NYSE: IFF, Euronext Paris: IFF) from July 2015 through October 2016, and before that, she served multiple roles at Covance, Inc. (NYSE: CVD) from 2004 through July 2015, including Corporate Senior Vice President & Chief Financial Officer.

Officers and Relevant Business Experience

Andrew A. Dahl

President & Chief Executive Officer

Mr. Dahl was appointed President/CEO on December 16, 2011. Mr. Dahl was at that time an active member and principal consultant at Great Northern & Reserve Partners, a consulting firm he founded in 2005 that provides marketing and business consulting to biotech, biomedical and information technology companies. Previously, Mr. Dahl served as President of Dawber & Company, Inc., formerly one of the oldest independent marketing & consulting firms in the Midwest, with an extensive Fortune 500 client roster of automotive and technology companies. He was employed by Dawber & Company for nearly 20 years until its partners dissolved the firm in 2005. Mr. Dahl attended the College for Creative Studies and Wayne State University. He holds 3 U.S. patents as sole inventor and is a named inventor in 6 recent life sciences U.S. patents. His role at ZIVO includes strategic and business planning, process and organizational development, resource facilitation, as well as duties and obligations of a publicly-listed company officer and manager.

Keith R. Marchiando

Chief Financial Officer

Mr. Marchiando was appointed Chief Financial Officer in January 2021. He joined the Company from New US Nonwovens, LLC (“Nonwovens”), a contract manufacturer of personal care and home care products, where he was Chief Financial Officer since August 2019. At US Nonwovens, he was responsible for all aspects of the company’s financial activities, including strengthening corporate controls, implementing financial planning and developing the Company’s IT strategy. Prior to Nonwovens, he served as a consultant to Plante & Moran PLLC from January 2017 to August 2019, where he engaged in interim chief financial officer roles which included restructuring and transitioning companies in ownership changes, supporting M&A activities and enhancing financial functions and processes. Prior to this position, he served as CFO of Perceptron, Inc. beginning in February 2014, and then CFO of AP Exhaust LLC beginning in May 2015. Mr. Marchiando earned a Master’s Degree in Business Administration (MBA) in corporate finance from Carnegie Mellon University’s Tepper School of Management and an undergraduate degree in finance and economics at Lehigh University.

Structure and Operation of the Board

Mr. Payne acts as the Chairman of our Board of Directors and Mr. Dahl is our Chief Executive Officer. The Board has a standing compensation committee and a standing nominating and corporate governance committee. We do not have a standing audit committee. The full Board, however, performs all of the functions of a standing audit committee. The following is a brief description of these functions of the Board.

Compensation Committee

The Compensation Committee, which is currently comprised of Mr. Payne, as Chair, and Mr. Rondeau, establishes the compensation for our President and Chief Executive Officer, including applicable bonus milestones and equity/option grants. The Compensation Committee also may be involved in or may approve, depending on the availability of the full board of directors, grants of awards to other employees, may determine the terms and conditions provided for in each option grant, and may, as requested by our President and Chief Executive Officer, review and recommend to the Board of Directors the amount of compensation to be paid to our officers. The Compensation Committee generally convenes on an as needed basis. The Board of Directors has determined that each member of the Compensation Committee is independent, as independence is defined under the rules of Nasdaq. Our Compensation Committee charter is available on our website, www.zivobioscience.com, under the “Investors – Governance” tab.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently comprised of Ms. Masterson, as Chair, and Mr. Rondeau. The Nominating and Corporate Governance Committee is responsible for, among other things, considering potential Board members, making recommendations to the full Board as to nominees for election to the Board and assessing the effectiveness of the Board. The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders. Any such candidates will be evaluated on the same basis as other candidates being evaluated by the Nominating and Corporate Governance Committee. Information with respect to such candidates should be sent to ZIVO Bioscience, Inc., 2804 Orchard Lake Road, Suite 202, Keego Harbor, Michigan 48320, Attention: Secretary. The Nominating and Corporate Governance Committee considers the needs for the Board of Directors as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees, although it does not have a formal policy regarding the consideration of diversity. For information concerning the procedures to be followed by security holders in nominating candidates, please refer to the information under the caption “Management – Procedures for Shareholders to Nominate Directors.” Each current director nominee was recommended by the Nominating and Corporate Governance Committee. The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent, as independence is defined under the rules of Nasdaq. Our Nominating and Corporate Governance Committee charter is available on our website, www.zivobioscience.com, under the “Investors – Governance” tab.

Audit Committee

The Audit Committee reviews with management and the Company’s independent public accountants the Company’s financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the audit committee deems appropriate.

The functions of the audit committee include:

•Selecting our independent auditors;

•Reviewing the results and scope of the audit and other services provided by our independent auditors; and

•Reviewing and evaluating our audit and control functions.

The Audit Committee is currently comprised of Ms. Cornell, as Chair, and Ms. Masterson and Mr. Payne. The Board has determined that each of Ms. Cornell, Ms. Masterson and Mr. Payne is “independent” under Nasdaq independence standards. Additionally, the Board has determined that Ms. Cornell qualifies as an “audit committee financial expert” as that term is defined in rules promulgated by the SEC. The designation of an “audit committee financial expert” does not impose upon such persons any duties, obligations or liabilities that are greater than those generally imposed on each of them as a member of the Audit Committee and the Board, and such designation does not affect the duties, obligations or liabilities of any other member of the audit committee or the Board

The Audit Committee was formed in 2021, and did not meet in 2020. Our Compensation Committee charter is available on our website, www.zivobioscience.com, under the “Investors – Governance” tab.

The Board currently consists of six Directors: Mr. Andrew A. Dahl, Mr. Christopher D. Maggiore, Ms. Alison A. Cornell, Ms. Nola E. Masterson, Mr. John B. Payne and Mr. Robert O. Rondeau, Jr.

Non-Employee Director Compensation

Compensation for 2020

The following table sets forth summary information concerning the compensation awarded to, paid to, or earned by the non-employee members of our board of directors for the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Warrants ($) (1) (2)	Total ($)
Nola E. Masterson	$10,000	$54,288	$64,288
Christopher D. Maggiore	-0-	54,288	54,288
John B. Payne	10,000	1,085,753	1,095,753
Robert O. Rondeau. Jr.	10,000	54,288	64,288

(1)The amounts reported reflect the grant date fair value (excluding the effect of estimated forfeitures). The grant date fair value of each warrant is calculated using the Black Scholes option-pricing model computed in accordance with FASB ASC Topic 718 and do not correspond to the actual amount that will be realized upon exercise by the named Directors. Valuation assumptions used in determining the grant date fair value of 2020 awards are included in Note 11 the Company’s the Financial Statements included on page F-23 hereto.

(2)Represents a warrant to purchase 500,000 shares of Common Stock for Ms. Masterson, Mr. Maggiore and Mr. Rondeau, and a warrant to purchase 10,000,000 shares of Common Stock for Mr. Payne, each at an exercise price of $0.12 with a term of five years. As of December 31, 2020, each of the following non-employee directors had outstanding warrants as follows: Ms. Masterson, 2,250,000; Mr. Maggiore, 8,873,600; Mr. Payne, 11,750,000; and Mr. Rondeau, 2,250,000.

Code of Ethics

We have adopted a code of ethics that applies to the Principal Executive Officer and Principal Financial Officer, or those performing similar functions. A copy of the code of ethics is available on our website, www.zivobioscience.com, under the “Investors – Corporate Governance” tab and will be sent to any shareholder, without charge, upon written request sent to the Company’s Chief Financial Officer, Philip M. Rice II, Zivo Bioscience, Inc., 2804 Orchard Lake Rd, Suite 202, Keego Harbor, MI 48320.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms furnished to us and written representations from our directors and executive officers, we believe that during fiscal 2020 each of our directors and executive officers timely complied with applicable reporting requirements for transactions in our equity securities, except for the following: (1) Mr. Maggiore filed late Form 4s on January 7, 2020, February 11, 2020, April 8, 2020 and December 1, 2020, reporting a total of 15 late transactions; (2) Mr. Rice filed late Form 4s on April 8, 2020 and December 1, 2020, reporting a total of 15 late transactions; (3) Mr. Rondeau filed late Form 4s on April 8, 2020 and December 1, 2020, reporting a total of 5 late transactions; (4) Mr. Payne filed late Form 4s on April 8, 2020 and December 1, 2020, reporting a total of 8 late transactions; (5) Mr. Dahl filed a late Form 4 on April 8, 2020 reporting a total of 2 late transactions; and (6) Ms. Masterson filed late Form 4s on April 24, 2020 and December 1, 2020 reporting a total of 10 late transactions.

ITEM 11.EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer and Chief Financial Officer (referred to herein as our “named executive officers”) during or with respect to fiscal 2020 and 2019 for services rendered to us in all capacities.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Andrew A. Dahl	2020	440,000 (6)	-	-	350,000
Chief Executive Officer and Director	2019	376,667 (6)	2,635,967 (2)	-	2,960,134

Philip M. Rice II	2020	304,852	297,248 (3)	1,750 (4)	603,850
Former Chief Financial Officer and Director	2019	238,000	55,798 (5)	10,000 (4)	303,798

(1)The amounts reported reflect the grant date fair value (excluding the effect of estimated forfeitures). The grant date fair value of each warrant is calculated using the Black Scholes option-pricing model computed in accordance with FASB ASC Topic 718 and does not correspond to the actual amount that will be realized upon exercise by the named executive officers. Valuation assumptions used in determining the grant date fair value of 2020 Option Awards using the Black Scholes pricing model.

(2)Represents the fair value of an award of compensatory options, pursuant to which Mr. Dahl received the right to purchase 29,000,000 shares of Common Stock at an exercise price between $0.10 and $0.14 with a term of ten years for his role as CEO.

(3)Represents the fair value of an award of compensatory options, pursuant to which Mr. Rice received the right to purchase 2,000,000 shares of Common Stock at an exercise price of $0.15 with a term of ten years for his role as CFO.

(4)Represents fees paid to Mr. Rice for his role as a Director of the Company. On March 3, 2020, Mr. Rice resigned as a Director of the Company.

(5)(a) $38,523 represents the fair value of an award of compensatory warrants, pursuant to which Mr. Rice received the right to purchase 500,000 shares of Common Stock at an exercise price of $0.08 with a term of five years for his role as Director; (b) $17,275 represents the fair value of an award of compensatory warrants, pursuant to which Mr. Rice received the right to purchase 200,000 shares of Common Stock at an average exercise price of $0.10 with a term of five years, in his position as Chief Financial Officer.

(6)Includes $90,000 and $52,500 for 2020 and 2019 respectively of deferred salary owed to Mr. Dahl upon the achievement of a Trigger Event as detailed below in “Mr. Dahl’s Employment Agreement”.

Executive Compensation Programs

In 2020, the Compensation Committee reviewed financial information and other performance metrics relative to the historical compensation of executive management and comparative information prepared internally. The Compensation Committee also reviewed management’s recommendations for compensation levels of all of the Company’s senior executive officers and considered these recommendations with reference to relative compensation levels of like-size institutions. The totality of the information reviewed by the Compensation Committee was considered when establishing current executive salary levels, and similar analysis is expected to be considered when reviewing and establishing future salaries and long term incentives. The Company’s compensation policies and practices are designed to ensure that they do not foster risk taking above the level of risk associated with the Company’s business model. For this purpose, the Compensation Committee generally considers the Company’s financial performance, comparing that performance to the performance metrics included in the Company’s strategic plan. The Compensation Committee also generally evaluates management’s compensation in light of other specific risk parameters. Based on this assessment, the Compensation Committee believes that the Company has a balanced pay and performance program that does not promote excessive risk taking.

The Company’s compensation programs are aimed at enabling it to attract and retain the best possible executive talent and rewarding those executives commensurate with their ability and performance. The Company’s compensation programs consist primarily of base salary and bonus.

Base Salary. Base salaries for executive officers are determined in the same manner as those other salaried employees. Salary guidelines are established by comparing the responsibilities of the individual’s position in relation to similar positions in other nutraceutical companies of similar size. Individual salaries were determined this year by considering respective levels of responsibility, position and industry information.

Bonuses. Mr. Dahl is entitled to a Revenue Bonus (as defined in the Dahl Agreement, as defined below) equal to 2% of the Company’s revenue contribution in accordance with a formula as detailed in the Dahl Agreement. No Revenue Bonus is payable in any year where there is an Operating Net Loss (as defined in the Agreement). For the 2020 fiscal year (January 1, 2020 to December 31, 2020) (“Dahl Year One”), the Company shall pay Mr. Dahl a bonus equal to 50% of the Dahl Base Salary (as defined below) if the Company achieves revenues for Dahl Year One which are (w) at least $500,000; and (x) greater than that for the 12-month period immediately preceding Dahl Year One.

Mr. Rice had no bonus plan; any bonuses awarded would have been at the discretion of the Board of Directors.

No bonuses were paid to Mr. Dahl or Mr. Rice in fiscal 2020 or 2019.

Incentive Compensation Plan. In November 2019, the Company adopted the 2019 Omnibus Long-Term Incentive Plan (the “2019 Incentive Plan”) for the purpose of enhancing the Company’s ability to attract and retain highly qualified directors, officers, key employees and other persons and to motivate such persons to improve the business results and earnings of the Company by providing an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. The 2019 Incentive Plan is administered by the compensation committee of the Board who will, amongst other duties, have full power and authority to take all actions and to make all determinations required or provided for under the 2019 Incentive Plan. Pursuant to the 2019 Incentive Plan, the Company may grant options, share appreciation rights, restricted shares, restricted share units, unrestricted shares and dividend equivalent rights. The 2019 Incentive Plan has a duration of ten years. Subject to adjustment as described in the 2019 Incentive Plan, the aggregate number of common shares available for issuance under the 2019 Incentive Plan is 102,000,000 shares. The exercise price of each share subject to an Option (as defined in the 2019 Incentive Plan) shall be at least the Fair Market Value (as defined in the 2019 Incentive Plan) (except in the case of a more than 10% shareholder of the Company, in which case the price should not be less than 110% of the Fair Market Value) on the date of the grant of a Share and shall have a term of no more than ten years.

Employment Agreements

We currently have compensation agreements with our President / Chief Executive Officer and with our new Chief Financial Officer.

Mr. Dahl’s Employment Agreement:

The Company’s Chief Executive Officer, Andrew Dahl, is serving as Chief Executive Officer under the terms of an amended and restated employment agreement dated November 15, 2019 (“Dahl Agreement”) that superseded all prior employment agreements and understandings. Under the terms of the Dahl Agreement, Mr. Dahl’s agreement provides for a term of three years, with successive automatic renewals for one year terms, unless either party terminates the Dahl Agreement on at least 60 days’ notice prior to the expiration of the then current term of Mr. Dahl’s employment. Mr. Dahl has received an annual base salary, commencing on June 1, 2019, of $440,000 (“Base Salary”), of which $7,500 per month has been deferred until either of the following events occur: (i) within five (5) years after the effective date, the Company enters into a term sheet to receive at least $25,000,000 in equity or other form of investment or debt on terms satisfactory to the board of directors of the Company including funding at closing on such terms of at least $10 million; or (ii) within 12 months after the effective date that the Company receives revenue of at least $10 million. The Dahl Base Salary is subject to annual review and increase (but not decrease) by the Board during the employment term with minimum annual increases of 4% over the previous year’s Dahl Base Salary.

Mr. Dahl is entitled to a Revenue Bonus under the Dahl Agreement (see Bonuses above).

Mr. Dahl was awarded a non-qualified option to purchase 28 million shares of the Company’s Common Stock at a price of $0.10 per share upon signing the Dahl Agreement. Mr. Dahl will be entitled to non-qualified performance-based options having an exercise price equal to the greater of $0.10 per share and the Fair Market Value (as defined in the 2019 Incentive Plan), upon the attainment of specified milestones as follows: (i) non-qualified option to purchase 1,000,000 common shares upon identification of bioactive agents in the Company product and filing of a patent with respect thereto; (ii) non-qualified option to purchase 1,500,000 common shares upon entering into a contract under which the Company receives at least $500,000 in cash payments; (iii) non-qualified option to purchase 1,500,000 common shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2,000,000 in cash or in-kind outlays); (iv) non-qualified option to purchase 1,500,000 common shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2,000,000 in cash or in-kind outlays); and (v) non-qualified option to purchase 1,500,000 common shares upon the Company entering into a pharmaceutical development agreement. Note that item (i) was achieved in 2019 and the Company awarded a non-qualified option to purchase 1,000,000, common shares of the Company’s Common Stock at a price of $0.14 per share.

As it relates to Wellmetrix, if and when at least $2 million in equity capital is raised from a third party and invested in Wellmetrix in an arms-length transaction, Mr. Dahl shall be granted a warrant to purchase an equity interest in Wellmetrix that is equal to the equity interest in Wellmetrix owned by the Company at the time of the first tranche of any such capital raise (the “Wellmetrix Warrant”). The Wellmetrix Warrant shall be fully vested as of the date it is granted and shall expire on the 10th anniversary of the grant date. Once granted, the Wellmetrix Warrant may be exercised from time to time in whole or in part, with Mr. Dahl retaining any unexercised portion. The exercise price for the Wellmetrix Warrant shall be equal to the fair market value of the interest in Wellmetrix implied by the pricing of the first tranche of any such capital raise.

The Dahl Agreement provides that if a Change of Control (as defined in the Dahl Agreement) occurs and Mr. Dahl’s employment is terminated without Cause (as defined in the Dahl Agreement) or Mr. Dahl resigns for Good Cause (as defined in the Dahl Agreement) during the 24-month period following the Change of Control or during the sixty (60) days immediately preceding the date of a Change of Control, 100% of Mr. Dahl’s unvested options will be fully vested. The Dahl Agreement also provides for severance payments of, amongst other things, 300% of the Dahl Base Salary and 2x the amount of the Revenue Bonus in such event.

Mr. Marchiando’s Employment Agreement:

On January 1, 2021, the Company entered into an employment letter with Mr. Marchiando (“Marchiando Agreement”). Under the terms of the Marchiando Agreement, Mr. Marchiando will serve as Chief Financial Officer of the Company for one year, with successive automatic renewals for one year terms, unless either party terminates the Marchiando Agreement on at least sixty days’ notice prior to the expiration of the then current term of the Marchiando Agreement. Mr. Marchiando will receive an annual base salary, commencing on January 1, 2021, of $280,000 (“Marchiando Base Salary”). The Marchiando Base Salary shall increase to $300,000 if within one (1) year after the effective date, the Company enters into a term sheet and receives the related financing to receive at least $10,000,000 in equity or other form of investment or debt (“Third Party Financing”) on terms satisfactory to the board of directors of the Company. On January 1, 2021, Mr. Marchiando received a stock option award issued pursuant to the Company’s 2019 Omnibus Long-Term Incentive Plan to purchase 13,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), with an exercise price of $0.14 per share. Vesting of these options shall be as follows: 3,000,000 shares vested immediately upon grant of the option award, and 1,250,000 shares will vest on each 6 month anniversary of January 1, 2021. Mr. Marchiando shall also receive $25,000 upon the closing, prior to December 31, 2021, of a Third Party Financing that raises at least $10,000,000. If, upon the closing prior to December 31, 2021 of a Third Party Financing that raises over $13,000,000 for the Company, Mr. Marchiando shall receive a maximum bonus of $50,000, as long as Mr. Marchiando is employed at the time of closing.

If Mr. Marchiando’s employment is terminated by the Company due to death or Disability, or without Cause, or if Mr. Machiando resigns for Good Reason (each as defined in the Marchiando Agreement) or if either party does not renew the employment term, Mr. Marchiando will be entitled to receive the following severance benefits: a continuation of the Marchiando Base Salary for one year, payment of an amount equal to Mr. Marchiando’s target bonus in the year of termination and a fully-vested, nonqualified stock option to purchase 1,000,000 shares of Common Stock. Additionally, all outstanding and contingent nonqualified options owned directly or beneficially by Mr. Marchiando shall be converted immediately into vested options, with terms as specified in the applicable award agreement.

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

Mr. Rice’s Employment Arrangement:

On March 4, 2020, the Company entered into an employment letter with Philip Rice, Chief Financial Officer of the Company (“Rice Agreement”) that superseded all prior employment understandings and agreements. Under the terms of the Rice Agreement, Mr. Rice will serve as Chief Financial Officer of the Company for one year, with successive automatic renewals for one year terms, unless either party terminates the Rice Agreement on at least sixty days’ notice prior to the expiration of the then current term of the Rice Agreement. Mr. Rice will receive an annual base salary, commencing on January 1, 2020, of $280,000 (“Rice Base Salary”). The Rice Base Salary shall increase to $300,000, when the following event occurs: within one (1) year after the effective date, the Company enters into a term sheet and receives the related financing to receive at least $15,000,000 in equity or other form of investment or debt (“Third Party Financing”) on terms satisfactory to the board of directors of the Company. On the date the Rice Agreement was executed, Mr. Rice received a fully-vested nonqualified stock option to purchase 2,000,000 shares of the Company’s Common Stock at a price of $0.15 per share and a $25,000 retention bonus.

On January 7, 2021, the Company and Rice entered into a written agreement concerning Rice’s departure from the Company (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Rice resigned from his position as Chief Financial Officer of the Company effective on January 1, 2021, and following a transition period, agreed to resign from all positions as an officer or employee of the Company effective as of January 31, 2021 (the “Separation Date”). The Separation Agreement provides that Mr. Rice will receive certain benefits that he is entitled to receive under his employment agreement dated March 4, 2020. Accordingly, under the Separation Agreement, subject to non-revocation of a general release and waiver of claims in favor of the Company, the Company has agreed to pay Mr. Rice his base salary of $280,000 for one year and three weeks, beginning on the Separation Date, and grant him an option to purchase 1,000,000 shares of Common Stock .

Outstanding Equity Awards at Fiscal Year-End 2020

The following table provides information on the outstanding equity awards held by our named executive officers as of December 31, 2020.

Name	Grant Date	Number of shares of common stock underlying unexercised warrants exercisable	Number of shares of common stock underlying unexercised options exercisable (1)	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option / Warrant Exercise Price ($)	Option / Warrant Expiration Date
Andrew A. Dahl	11/15/2019		28,000,000		$0.10	11/15/2029
	12/6/2019		1,000,000		$0.14	12/6/2029
	11/8/2017	10,000,000			$0.08	11/8/2022
	11/15/2019			6,000,000 (2)	$0.10	11/15/2029
Philip M. Rice II	3/4/2020		2,000,000		$0.15	3/4/2030
	10/28/2019	50,000			$0.08	10/28/2024
	9/26/2019	500,000			$0.08	9/26/2024
	8/7/2019	50,000			$0.10	8/7/2024
	5/13/2019	50,000			$0.10	5/13/2024
	2/13/2019	50,000			$0.10	2/13/2024
	11/14/2018	50,000			$0.14	11/14/2023
	9/28/2018	500,000			$0.14	9/28/2023
	8/14/2018	50,000			$0.12	8/14/2023
	4/23/2018	50,000			$0.10	4/23/2023
	2/21/2018	50,000			$0.10	2/21/2023
	11/8/2017	6,000,000			$0.08	11/8/2022
	10/19/2017	50,000			$0.09	10/19/2022
	9/11/2017	500,000			$0.07	9/11/2022
	8/11/2017	50,000			$0.06	8/11/2022
	5/12/2017	50,000			$0.09	5/12/2022
	3/31/2017	50,000			$0.08	3/21/2022
	11/14/2016	50,000			$0.05	11/14/2021
	9/10/2016	250,000			$0.07	9/10/2021
	8/12/2016	50,000			$0.08	8/12/2021
	5/13/2016	50,000			$0.08	5/13/2021
	3/29/2016	50,000			$0.08	3/29/2021
	3/4/2020	10,000,000		1,000,000 (3)	$0.14	3/4/2030

(1)All warrants and options granted are immediately vested.

(2)Represents compensatory warrants granted pursuant to the terms of the Dahl Agreement, which shall become exercisable upon the occurrence of a specific event(s). The Exercise Price is the greater of $0.10 per share and the Fair Market Value of a share on the date of grant. See “Mr. Dahl’s Employment Agreement” for a description of these warrants.

(3)Represents performance-based options that vest based on certain performance conditions.

(4)Represents Severance Benefits Following a Termination according to Rice’s Employment Letter. The Exercise Price is priced at the sixty (60) day trailing quoted price of the common stock of the Company in the OTC market.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding each person who is known to us to beneficially own more than 5% of our issued and outstanding shares of Common Stock, and the number of shares of our Common Stock beneficially owned by each of our directors and named executive officers, and all officers and directors as a group. All percentages are based on 421,119,081 shares of Common Stock issued and outstanding as of March 31, 2021, and where applicable, beneficial ownership includes shares which the beneficial owner has the right to acquire within 60 days.

Security Ownership of Certain Beneficial Owners:

Name and Address	Number of Shares Beneficially Owned (1)	% of Class
HEP Investments, LLC 2804 Orchard Lake Rd. Suite 205 Keego Harbor, MI 48302	207,348,998 (2)	39.6%

Strome 1688 Meridian Ave, Suite 727 Miami Beach, FL 33139	95,672,339 (3)	19.0%

Christopher D. Maggiore 4788 Nobles Pond Dr. NW Canton, OH 44718	57,210,564 (4) (5) (6)	13.3%

Security Ownership of Management:

Name and Address	Number of Shares Beneficially Owned (1)	% of Class
Mr. Christopher D. Maggiore	57,210,480 (4) (5) (6)	13.3%
Mr. Andrew A. Dahl	35,665,925 (7)	7.8%
Mr. Philip M. Rice II	11,587,484 (8)	2.7%
Mr. Robert O. Rondeau, Jr.	2,375,000 (9)	*
Mr. John B. Payne	11,764,151 (10)	2.7%
Nola E. Masterson	2,609,849 (11)	*
Keith R. Marchiando	3,000,000 (12)	*
All Current Directors and Officers as a Group (7 persons)	112,625,489 (13)	23.3%

* Less than 1%

(1)“Beneficially” owned shares, as defined by the SEC, are those shares as to which a person has voting or investment power, or both, and which the beneficial owner has the right to acquire within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. “Beneficial” ownership does not necessarily mean that the named person is entitled to receive the dividends on, or the proceeds from the sale of, the shares.

(2)Includes 32,161,070 shares of Common Stock issuable upon conversion of certain promissory notes, including accrued interest as of March 31, 2021 (which does not include 29,584,210 shares which are transferable to Strome Group (as defined below), pursuant to the First Amended and Restated Participation Agreement between HEP Investments, Strome Mezzanine Fund, L.P., Strome Alpha Fund, L.P. and ZIVO dated June 28, 2018) and 70,677,251 shares of Common Stock issuable upon the exercise of certain warrants. Laith Yaldoo, the manager and controlling member of HEP Investments, LLC, may be deemed to have voting and dispositive power over the shares held by HEP Investments.

(3)Represents shares held by Strome Mezzanine Fund, L.P. ("Strome Mezz"), Mark E. Strome, Strome Alpha Fund, L.P. ("Strome Alpha"), and Strome Investment Management, L.P. ("Strome Investment,” and together with Strome Mezz and Strome Alpha, “Strome Group”), the general partner of each of the entities in the Strome Group is Mark E. Strome. Includes 29,584,210 shares of Common Stock issuable upon conversion of certain promissory notes (including accrued interest as of March 31, 2021) in favor of HEP, transferable to entities affiliated with Mark E. Strome pursuant to the First Amended and Restated Participation Agreement between HEP, Strome Mezzanine Fund, L.P., Strome Alpha Fund, L.P. and ZIVO dated June 28, 2018, and 53 million shares of Common Stock issuable upon the exercise of certain warrants. Mark E. Strome, the sole director, president, and chief executive officer of Strome Group, may be deemed to have voting and dispositive power over the shares held by Strome.

(4)Pursuant to a Schedule 13D filed with the SEC on February 19, 2020, Christopher D. Maggiore has sole power to vote 49,327,794 shares, sole power to dispose 49,327,794 shares, shared power to vote 7,882,740 shares and shared power to dispose 7,882,740 shares.

(5)Includes warrants to purchase 8,873,672 shares of Common Stock.

(6)Includes 7,882,740 beneficial shares held in the estate of the Robert S. McLain Estate of which Mr. Maggiore is the controlling trustee.

(7)Includes options and warrants to purchase 35 million shares of Common Stock.

(8)Includes options and warrants to purchase 10,550,000 shares of Common Stock owned by Mr. Rice, and warrants to purchase 1,000,000 shares of Common Stock owned by Mr. Rice’s spouse. Mr. Rice’s position as an executive officer of the Company ended effective January 1, 2021.

(9)Includes warrants to purchase 2,250,000 shares of Common Stock.

(10)Includes warrants to purchase 11,750,000 shares of Common Stock.

(11)Includes warrants to purchase 2,250,000 shares of Common Stock.

(12)Includes options to purchase a total of 3,000,000 shares of Common Stock.

(13)Includes options and warrants to purchase a total of 63,123,672 shares of Common Stock.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2020. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans not approved by stockholders	61,500,000	$0.12	40,500,000
Equity compensation plans approved by stockholders	--	--	--
Total	61,500,000	--	40,500,000

(1)Includes 12 million unearned performance-based options.

(2)This value is calculated based on the exercise price of all options outstanding under the 2019 Incentive Plan (and excluding unearned performance based options).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

We have adopted a formal policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors if it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. All of the transactions described above were entered into prior to the adoption of this policy.

Related Party Transactions

We describe below transactions and series of similar transactions, since January 1, 2018, to which we were a party or will be a party, in which:

•the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.

Other Transactions

We have granted stock options and warrants to our named executive officers and certain of our directors. See the section titled “Executive Compensation−Outstanding Equity Awards at 2020 Year-End” and “Directors, Executive Officers and Corporate Governance – Non-Employee Director Compensation” for a description of these stock options.

Consulting Arrangement

Our Executive Director of Asia Operations, Wendy Chiao, is the spouse of our former Chief Financial Officer. Our Executive Director of Asia Operations is contracted on a month to month basis and was paid $99,000 in 2019 and paid $99,000 in 2018. In 2018, Ms. Chiao was issued warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $0.11 with a term of 5 years. Her contract was terminated in November 2019.

HEP Investments

11% Convertible Notes

On December 2, 2011, the Company and HEP Investments, LLC (“HEP Investments”), a holder of over 5% of the Company’s Common Stock, entered into the following documents, effective as of December 1, 2011, as amended through May 16, 2018: (i) a Loan Agreement under which the Lender agreed to advance up to $20,000,000 to the Company, subject to certain conditions, (ii) an 11% Convertible Promissory Note in the principal amount of $20,000,000 (of which a total of $18,470,640 was funded, with a total of $14,380,298 converted into 143,702,981 shares of Common Stock, leaving a balance advanced of $4,090,342 as of December 31, 2020). In consideration for an extension of the maturity date in 2018, the Company issued to HEP Investments warrants to purchase 3,250,000 shares of Common Stock, exercisable at $0.10 per share with a term of 5 years. In connection with an additional $2 million raised in connection with the convertible note arrangement, in 2018 the Company issued a warrant for 25 million shares of Common Stock to HEP Investments, exercisable at $0.10 per share, with a term of 5 years. Additionally, the Company issued 552,672 shares of its Common Stock to HEP Investments in 2018 in connection with the convertible note. In January 2019, and in connection with the convertible note, HEP Investments entered into a life insurance policy for Andrew Dahl, our Chief Executive Officer. On February 23, 2021, the Company and HEP Investments entered into a Letter Agreement in which the Company agreed to pay certain premiums of $2,565 per month under the life insurance policy while payments under the convertible note remain outstanding.

As of January 1, 2018, the Company owed HEP Investments $475,834 pursuant to the terms an agreement with HEP Investments. The origin of the payable was a 5.4% cash finance fee for monies invested in the Company in the form of convertible debt. During the year ended December 31, 2018, as a result of various financings HEP Investments earned an additional $96,595 in finance fees. In the same year the Company paid $140,000 in cash for a balance due to related party on December 31, 2018 of $432,429.As of January 1, 2019, the Company owed HEP Investments a total of $432,429. During the year ended December 31, 2019 the Company borrowed an additional $110,500 in working capital. The total of $542,929 was repaid with cash of $78,000 and $464,929 by issuing 4,649,291 shares of Common Stock at $0.10 per share.

Stock Issuances

During the year ended December 31, 2018, the Company issued 10 million shares ($1,000,000 of proceeds) of its Common Stock to HEP Investments, LLC. In private placements during the year ended December 31, 2019, the Company issued 6,450,000 shares ($645,000 of proceeds) to HEP Investments. During 2019, the Company also issued to HEP Investments a warrant to purchase 1,060,000 shares of common stock at an exercise price of $0.10 with a term of 5 years in connection with the issuances, and a warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.10 with a term of 5 years.

License Co-Development Participation Agreement

On October 4, 2020, HEP Investments converted $100,000 of a working capital loan payable into a License Co-Development Participation Agreement, and in connection with such arrangement, received warrants exercisable for 300,000 shares of Common Stock at $0.12 per share.

Strome

Convertible Notes

On June 6, 2018 HEP Investments and Strome Mezzanine Fund LP and Strome Alpha Fund LP (“Strome”), a holder of over 5% of our Common Stock, entered into the First Amended and Restated Participation Agreement (amending the June 17, 2017 agreement) whereby Strome agreed to fund a total of $691,187 (“the committed funding”), through HEP Investment’s 11% convertible note (at a conversion price of $0.10). Additionally, in June 2018, the Company issued to Strome a warrant exercisable for 25 million shares of Common Stock at an exercise price of $0.10 for a term of 5 years, in exchange for $2 million.

License Co-Development Participation Agreement

On October 4, 2020, Strome invested $250,000 into a License Co-Development Participation Agreement, and in connection with such arrangement, received warrants exercisable for 750,000 shares of Common Stock at $0.12 per share.

Chris Maggiore

On January 1, 2018 the Company owed Mr. Christopher Maggiore, a director and significant shareholder $176,405 as a result of cash advances for continuing operations. During the year ended December 31, 2018, Mr. Maggiore advanced an additional $500,000 to the Company, which he then converted to 5 million units of the Company at $0.10 per unit. Each unit consisted of share of Common Stock and warrants to purchase 20% of one share of Common Stock at an exercise price of $0.10 per share (1 million warrants). As of December 31, 2018, the Company owed Mr. Maggiore $176,405 in principal and accrued interest of $111,369.

During the year ended December 31, 2019, Mr. Maggiore converted the principal balance of $176,405 and accrued interest of $135,431 at $0.10 per share into 3,118,359 units of the Company at $0.10 per unit. Each unit consisted of one share of Common Stock and five-year warrants to purchase 20% of one share of Common Stock (623,672 warrants) at $0.10 per share. As of December 31, 2019, there were no outstanding loans payable to Maggiore.

During the year ended December 31, 2020, Mr. Maggiore, advanced $20,000 to the Company. On September 15, 2020, Mr. Maggiore applied the $20,000 of the loan balance to fund the purchase of 200,000 shares of Common Stock at an exercise price of $0.10 per share. During the year ended December 31, 2020, the Company accrued interest expense on loans payable to Mr. Maggiore of $1,254.

On October 21, 2020, Mr. Maggiore applied the $1,254 of the accrued interest to purchase 12,537 shares of Common Stock at an exercise price of $0.10 per share.

Director Independence

We are not currently subject to listing requirements of any national securities exchange that has requirements that a majority of the board of directors be “independent.” Nevertheless, we expect that our board of directors will determine that all of our directors, other than Mr. Dahl, qualify as “independent” directors in accordance with listing requirements of The Nasdaq Stock Market, or Nasdaq. Mr. Dahl is not considered independent because he is an employee of ZIVO. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us.

The following is a brief description of the structure and certain functions of our Board of Directors. Each of the current directors is serving until his or her respective successor is duly elected and qualified, subject to earlier resignation. The Board currently consists of six directors. The Board of Directors has determined that each director, other than Mr. Dahl, is independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Each director was nominated based on his or her knowledge of the Company, his or her skills, expertise and willingness to serve as a director. The Board usually meets in scheduled meetings either in person or via conference telephone call.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees for professional services rendered to us by Wolinetz, Lafazan & Company, P.C. (“Wolinetz”) for services in respect of the fiscal year ended December 31, 2020 and 2019, which were approved by the Board in accordance with its established policies and procedures.

	FISCAL	FISCAL
FEE CATEGORY	YEAR 2020	YEAR 2019
Audit fees(1)	$117,195	$87,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$117,195	$87,000

(1)Audit fees include fees for professional services in connection with the annual audit of our consolidated financial statements, review of our quarterly consolidated financial statements, and related services that are typically provided in connection with registration statements and other SEC filings.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee generally pre-approves all audit and permitted non-audit and tax services provided by the independent registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. Our Audit Committee may also pre-approve particular services on a case-by-case basis. During 2020, prior to the creation of our Audit Committee, our Board of Directors performed these functions. All of the services relating to the fees described in the table above were approved by our Board of Directors.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2021	ZIVO BIOSCIENCE, INC.

	By:	/s/ Keith Marchiando
Keith Marchiando
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrew Dahl	Chief Executive Officer, President and Director	April 30, 2021
Andrew Dahl	(Principal Executive Officer)

/s/ Keith Marchiando	Chief Financial Officer	April 30, 2021
Keith Marchiando	(Principal Financial Officer)

/s/ Christopher Maggiore	Member of the Board of Directors	April 30, 2021
Christopher Maggiore

/s/ Nola Masterson	Member of the Board of Directors	April 30, 2021
Nola Masterson

/s/ John Payne	Member of the Board of Directors	April 30, 2021
John Payne

/s/ Robert Rondeau	Member of the Board of Directors	April 30, 2021
Robert Rondeau

/s/ Alison Cornell	Member of the Board of Directors	April 30, 2021
Alison Cornell