Form 10-Q
period 2021-03-31
Zivo Bioscience, Inc.
filed 2021-05-17
CIK 1101026

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 428,915,844 shares of common stock, $0.001 par value, outstanding at May 14, 2021.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$231,935	$137,862
Prepaid Expenses	226,447	29,953
Total Current Assets	458,382	167,815

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS
Right of Use Asset, net	44,125	49,364
Deferred Offering Expenses	143,377	-
Deposits	3,000	3,000
Total Other Assets	190,502	52,364

TOTAL ASSETS	$648,884	$220,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$1,735,159	$1,559,627
Loans Payable, Related Parties	-	9,000
Convertible Debentures Payable	5,180,342	5,180,342
Deferred Revenue - Participation Agreements	2,001,001	1,936,800
Accrued Interest	2,599,613	2,464,724
Lease Liability, current portion	32,362	29,172
Note Payable	158,650	-
Accrued Liabilities – Other	233,898	214,250
Total Current Liabilities	11,941,025	11,393,915

LONG-TERM LIABILITIES:
Note -Payable – SBA Paycheck Protection Loan	121,700	121,700
Lease Liability, long term portion	9,929	15,178
Total Long-Term Liabilities	131,629	136,878

TOTAL LIABILITIES	12,072,654	11,530,793
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 1,200,000,000 shares authorized; 421,119,081 and 413,035,675 issued and outstanding at March 31, 2021 and December 31, 2020	421,119	413,036
Additional Paid-In Capital	89,437,765	87,340,025
Accumulated deficit	(101,282,654)	(99,063,675)
Total Stockholders' Deficit	(11,423,770)	(11,310,614)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$648,884	$220,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended March 31, 2021	For the Three Months ended March 31, 2020
REVENUES:
Service Revenue	$-	$20,000
Total Revenues	-	20,000

COSTS AND EXPENSES:
General and Administrative	1,272,745	693,573
Professional fees and Consulting expense	164,077	156,449
Research and Development	646,752	1,576,100

Total Costs and Expenses	2,083,574	2,426,122

LOSS FROM OPERATIONS	(2,083,574)	(2,406,122)

OTHER EXPENSE:
Interest expense	(24,461)	(24,427)
Interest expense – related parties	(110,943)	(112,429)
Total Other Expense	(135,404)	(136,856)

NET LOSS	$(2,218,978)	$(2,542,978)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	416,039,484	401,570,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2021

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	396,736,506	$396,737	$81,222,726	$(89,957,946)	$(8,338,483)
Issuance of warrants for services	-	-	898,975	-	898,975
Issuance of warrants for services – related party	-	-	297,248	-	297,248
Issuance of common stock for cash	156,252	156	24,844	-	25,000
Common stock issued on conversion of 11% Convertible Debt and accrued interest	1,362,247	1,362	134,863	-	136,225
Common stock issued on warrant exercise	5,636,690	5,637	370,363	-	376,000
Net loss for the three months ended March 31, 2020	-	-	-	(2,542,978)	(2,542,978)
Balance, March 31, 2020	403,891,695	$403,892	$82,949,019	$(92,500,924)	$(9,148,013)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	413,035,675	$413,036	$87,340,026	$(99,063,675)	$(11,310,615)
Issuance of warrants for services			975,024		975,024
Issuance of common stock for cash – related party	357,142	357	49,643	-	50,000
Issuance of common stock for cash	7,726,264	7,726	1,032,274	-	1,040,000
Issuance of warrants as per the Co-Participation Agreements	-	-	40,799	-	40,799
Net loss for the three months ended March 31, 2021	-	-	-	(2,218,979)	(2,218,979)
Balance, March 31, 2021	421,119,081	$421,119	$89,437,765	$(101,282,654)	$(11,423,770)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Cash Flows for Operating Activities:
Net Loss	$(2,218,979)	$(2,542,978)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of Lease Liability	5,239	-
Stock and warrants issued for services rendered – related party	-	297,247
Stock and warrants issued for services rendered	975,024	898,975
Changes in assets and liabilities:
(Increase) in accounts receivable	-	(20,000)
(Increase) in prepaid expenses	(196,493)	(125,592)
Increase in accounts payable	175,533	451,229
(Decrease) in Lease Liability	(2,060)	-
Increase in deferred revenue – participation agreements	55,201	-
Increase in accrued liabilities and interest	154,537	258,051
Net Cash (Used) by Operating Activities	(1,051,998)	(783,068)

Cash Flows from Investing Activities:	-	-
Net Cash From by Investing Activities	-	-

Cash Flow from Financing Activities:
Proceeds from Loan Payable, related party – net of repayments	-	46,000
Proceeds of Note Payable, other	190,500	-
Payments of Note Payable, other	(31,850)	-
Deferred offering expenses	(143,377)	-
Proceeds from sale of common stock warrants – participation agreements	40,799	-
Proceeds from exercise of common stock warrants	-	376,000
Proceeds from sale of common stock – related party	50,000	-
Proceeds from sales of common stock	1,040,000	25,000
Net Cash Provided by Financing Activities	1,146,072	447,000

Increase/(Decrease) in Cash	94,074	(336,068)
Cash at Beginning of Period	137,862	346,111
Cash at End of Period	$231,935	$10,043

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$514	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2021:

During the quarter ended March 31, 2021, a related party applied the proceeds of a Loan Payable in the amount of $9,000, against the cost of a Participation Agreement.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of ZIVO Bioscience, Inc. and its wholly- owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 25, 2021.

Going Concern Uncertainty

The Company incurred a net loss of $(2,218,978) for the three months ended March 31, 2021. In addition, the Company had a working capital deficiency of $11,482,643 and a stockholders’ deficit of $11,423,770 at March 31, 2021. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. During the three months ended March 31, 2021, the Company raised $1,090,000 from the issuance of common stock and exercise of common stock warrants and $96,000 from the proceeds from the sale of Participation Agreements and related warrants. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are filed.  The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

The Company intends to fund ongoing activities by utilizing its current cash on hand and by raising additional capital through equity or debt financings. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. (Nevada) and its wholly-owned subsidiaries, Health Enhancement Corporation (Nevada), HEPI Pharmaceuticals, Inc. (Delaware), WellMetrix, LLC (Delaware), WellMetris, LLC (Delaware), Zivo Bioscience, LLC (Florida), ZIVO Zoologic, Inc. (Delaware), and Zivo Biologic, Inc. (Delaware). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At March 31, 2021, the Company did not have any Cash Equivalents.

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

For three months ended March 31, 2021 and 2020, the Company had $0 and $20,000 of revenue, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the three months ended March 31, 2021 and 2020, no shipping and handling costs were incurred.

Deferred Offering Expenses

During the three months ended March 31, 2021, the Company incurred $143,377 of costs directly related to our planned public securities offering. We have recorded those costs as Deferred Offering Expenses on our balance sheet and will reduce our proceeds from the security sale by those costs and any additional directly related costs yet to be incurred.

Research and Development

Research and development costs are expensed as incurred. The Company's research and development costs, including internal expenses, consist of clinical study expenses as it relates to the biotech business and the development and growing of algae as it relates to the agtech business. These consist of fees, charges, and related expenses incurred in the conduct of business with Company development by independent outside contractors. External clinical studies study expenses were approximately $280,000 and $585,000 for the three months ended March 31, 2021 and 2020, respectively. Internal expenses, composed of staff salaries compose approximately $366,000 and $990,000 for the three months ended March 31, 2021 and 2020, respectively.

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

During the three months ended March 31, 2021 and 2020, stock options and warrants were granted to employees, the Board of Directors and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $975,024 and $1,196,222 for these periods, respectively.

The fair value of stock options and warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected volatility	144.80% to 153.25%	163.68% to 184.19%
Expected dividends	0%	0%
Expected term	5 to 10 years	5 to 10 years
Risk free rate	0.29% to 1.45%	0.79% to 1.45%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of options, warrants and conversions of debentures. Potentially dilutive securities as of March 31, 2021, consisted of 79,305,246 common shares issuable upon the conversion of convertible debentures and related accrued interest and 246,942,006 common shares issuable upon the exercise of outstanding stock options and warrants. Potentially dilutive securities as of March 31, 2020, consisted of 73,836,601 common shares issuable upon the conversion of convertible debentures and related accrued interest and 227,944,339 common shares issuable upon the exercise of outstanding warrants. For the three months ended March 31, 2021 and 2020 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the three months ended March 31, 2021 and 2020.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

There were no depreciation and amortization expenses for the three months ended March 31, 2021 and 2020 respectively.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LEASES

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:

Assets:	March 31, 2021	December 31, 2020
Operating lease right-of-use asset	$44,125	$49,984

Liabilities:
Current Portion of Long-Term Operating Lease	$32,362	$29,172
Long-Term Operating Lease, Net of Current Portion	9.928	15,178
	$42,290	$44,350

The components of lease expense are as follows within our condensed consolidated statement of operations:

	For the	For the
	Quarter ended	Quarter ended
	March 31, 2021	March 31, 2020
Operating lease expense	$6,470	$-

Other information related to leases where we are the lessee is as follows:

	For the	For the
	Quarter ended	Year ended
	March 31, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	1.83 Years	2.08 Years

Discount rate:
Operating leases	11.00%	11.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

For the
Quarter ended
March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:	$3,291

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LEASES (Continued)

As of March 31, 2021, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2021	$29,622
December 31, 2022	15,989
December 31, 2023	-
Total minimum lease payments	45,611
Less: Interest	3,321
Present value of lease obligations	42,290
Less: Current portion	32,362
Long-term portion of lease obligations	$9,928

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

HEP Investments, LLC

During the three months ended March 31, 2021, the Company and HEP Investments, LLC (“HEP”, or “HEP Investments”) agreed to exchange the $9,000 in related party debt into an equal investment of $9,000 in the Participation Agreements (see Note 8). This agreement eliminated any remining third Party debt with HEP, as of March 31, 2021 the Company owed HEP Investments, LLC $0.

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP Investments, LLC, a Michigan limited liability company (the “Lender”), entered into the following documents, effective as of December 1, 2011, as amended through May 16, 2018: (i) a Loan Agreement under which the Lender has agreed to advance up to $20,000,000 to the Company, subject to certain conditions, (ii) an 11% Convertible Secured Promissory Note in the principal amount of $20,000,000 (“Note”) (of which a total of $18,470,640 has been funded, with a total of $14,380,298 converted into 143,702,981 shares of common stock, leaving a balance advanced of $4,090,342 as of March 31, 2021), (iii) a Security Agreement, under which the Company granted the Lender a security interest in all of its assets, (iv) issue the Lender warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.12 per share (including a cashless exercise provision) which expired September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to the Lender in connection with the Loan transaction, in each case subject to completion of funding of the full $20,000,000 called for by the Loan Agreement, and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted the Lender a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to the Lender under the Note and related documents. The Lenders Notes are convertible into the Company’s restricted common stock at $0.10 per share and bear interest at the rate of 11% per annum. In addition, the Company’s subsidiaries have guaranteed the Company’s obligations under the Note. The Company has also made certain agreements with the Lender which shall remain in effect as long as any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of the Lender. Two representatives of the Lender will have the right to attend Board of Director meetings as non-voting observers.

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

As of March 31, 2021, the Company has not made the required annual interest payments and principal payments to the Lender. As the Company has not received a notice of default, pursuant to the terms of the Notes, the Company does not currently consider itself in default. Were the Company to be in default, additional interest would accrue at a rate of 16% per annum.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT (Continued)

Based on the above, as of March 31, 2021, the total shares of common stock, if the Lender converted the complete $4,090,342 convertible debt, including related accrued interest of $2,084,185, would be 61,745,271 shares, not including any future interest charges which may be converted into common stock.

Following March 31, 2021, the Lender entered into a “Debt Extension and Conversion Agreement” with the Company. See Note 12 – Subsequent Events.

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

As of March 31, 2021, the Company has not made the required annual interest payments to the three (3) remaining New Lenders. As the Company has not received notices of default, pursuant to the terms of the Notes, we do not currently consider ourselves in default to the three (3) remaining investors. Were the Company to be considered in default, additional interest would accrue at a rate of 16% per annum.

Following March 31, 2021, two of the New Lenders entered into a “Debt Extension and Conversion Agreement” with the Company. See Note 12 – Subsequent Events.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT (Continued)

Other Debt

In September 2014, the Lender of the 1% convertible debentures agreed to rolling 30-day extensions until notice is given to the Company to the contrary. As of March 31, 2021, that agreement is still in place. The Company determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	March 31, 2021 (Unaudited)	December 31, 2020
1% Convertible notes payable, due April 30, 2021 (at March 31, 2021)	$240,000	$240,000

11% Convertible note payable – HEP Investments LLC, a related party, past due September 30, 2019 (as of March 31, 2021 no notice of default has been received)	4,090,342	4,090,342

11% Convertible note payable – New Lenders; placed by Paulson, past due at various dates ranging from September 2018 to October 2019 (as of March 31, 2021 no notice of default has been received)	850,000	850,0000
	5,180,342	5,180,342
Less: Current portion	5,180,342	5,180,342
Long term portion	$-	$-

NOTE 7 – NOTES PAYABLE – SBA PAYCHECK PROTECTION PROGRAM

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

•Defaults on any other loan with Bank;

•Is not eligible to receive a loan under the PPP when the Loan is made;

•Does not disclose, or anyone acting on their behalf does not disclose, any material fact to Bank or SBA;

•Makes, or anyone acting on their behalf makes, a materially false or misleading representation to Bank or SBA;

•Defaults on any loan or agreement with another creditor, if Bank believes the default may materially affect the Company's ability to pay the Note;

•Fails to pay any taxes when due;

•Becomes the subject of a proceeding under any bankruptcy or insolvency law;

•Has a receiver or liquidator appointed for any part of its business or property;

•Makes an assignment for the benefit of creditors;

•Has any adverse change in financial condition or business operation that Bank believes may materially affect the Company's ability to pay the Note, provided that this provision shall not apply to adverse changes or conditions resulting from the Covid-19 pandemic and the circumstances giving rise to the CARES Act;

•Reorganizes, merges, consolidates, or otherwise changes ownership or business structure, (2) makes any distribution of the Company's assets that would adversely affect its financial condition, or (3) transfers (including by pledge) or disposes of any assets except in the ordinary course of business, in each case without Bank's prior written consent; or

•Becomes the subject of a civil or criminal action that Bank believes may materially affect the Company's ability to pay the Note.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEFERRED REVENUE - PARTICIPATION AGREEMENTS

From April 13, 2020 through March 31, 2021, the Company entered into twenty (20) License Co-Development Participation Agreements (the “Participation Agreements”) with certain accredited investors (“Participants”) for an aggregate of $2,940,000. The Participation Agreements provide for the issuance of warrants to such Participants, and allows the Participants to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from ZIVO’s algae cultures. Specifically, ZIVO has agreed to provide to the Participants a 44.100% “Revenue Share” of all license fees generated by ZIVO from any licensee (See the Table below).

According to the terms of the Agreements, and pursuant to ASC 470-10-25 “Debt – Sales of Future Revenues” the Company has bifurcated the proceeds of $2,940,000 as follows: 1) the 8,370,000 warrants sold were attributed a value of $938,999 based on the Black Scholes pricing model using the following assumptions: volatilities ranging from 139.55% to 154.26%; annual rate of dividends 0%; discount rates ranging from 0.26% to 0.45%, and recorded as Additional Paid In Capital; 2) the remaining $2,001,001 was recorded as Deferred Revenue – Participation Agreements. Since the Company believes there is a rebuttable presumption pursuant to ASC 470-10-25.2, the Deferred Revenue – Participation Agreements will be amortized into income, using an estimate to be determined by Management, if and when the Company derives income from the license or sale of bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEFERRED REVENUE - PARTICIPATION AGREEMENTS (Continued)

The Participation Agreements allow the Company the option to buy back the right, title and interest in the Revenue Share for an amount equal to the amount funded plus a forty percent (40%) premium, if the option is exercised less than 18 months following execution, and for either forty (40%) or fifty percent (50%) if the option is exercised more than 18 months following execution. Pursuant to the terms fifteen of the Participation Agreements, the Company may not exercise its option until it has paid the Participants a revenue share equal to a minimum of thirty percent (30%) of the amount such Participant’s total payment amount. Pursuant to the terms of the one of the Participation Agreements, the Company may not exercise its option until it has paid the Participant a revenue share equal to a minimum of one hundred forty percent (140%) of the amount such Participant’s total payment amount. Four of the Participation Agreements have no minimum threshold payment.  Once this minimum threshold is met, the Company may exercise its option by delivering written notice to a Participant of its intent to exercise the option, along with repayment terms of the amount funded, which may be paid, in the Company’s sole discretion, in one lump sum or in four (4) equal quarterly payments. If the Company does not make such quarterly payments timely for any quarter, then the Company shall pay the prorate Revenue Share amount, retroactive on the entire remaining balance owed, that would have been earned during such quarter until the default payments have been made and the payment schedule is no longer in default.  See below a summary of the Participation Agreements:

Agreement #	Date of Funding	Amount Funded	Warrants	Term	Exercise Price	Revenue Share	Minimum Payment Threshold	Buy- back Premium % pre-18 mos.	Buy- back Premium % post 18 mos.
1	Apr 13, 2020	$100,000	300,000	5 Years	$0.12	1.50%	-	40%	40%
2	Apr 13, 2020	150,000	450,000	5 Years	0.12	2.25%	-	40%	40%
3	Apr 13, 2020	150,000	450,000	5 Years	0.12	2.25%	-	40%	40%
4	May 7, 2020	250,000	750,000	5 Years	0.12	3.75%	-	40%	40%
5	Jun 1, 2020	275,000	825,000	5 Years	0.11	4.13%	$82,500	40%	50%
6	Jun 3, 2020	225,000	675,000	5 Years	0.11	3.38%	67,500	40%	50%
7	Jul 8, 2020	100,000	300,000	5 Years	0.12	1.50%	30,000	40%	50%
8	Aug. 24, 2020	125,000	375,000	5 Years	0.12	1.88%	37,500	40%	50%
9	Sept. 14, 2020	150,000	450,000	5 Years	0.12	2.25%	45,000	40%	50%
10	Sept.15, 2020	50,000	150,000	5 Years	0.12	0.75%	15,000	40%	50%
11	Sept.15, 2020	50,000	150,000	5 Years	0.12	0.75%	15,000	40%	50%
12	Sept.25, 2020	300,000	450,000	5 Years	0.12	4.50%	420,000	40%	50%
13	Oct. 8, 2020	500,000	1,500,000	5 Years	0.12	7.50%	150,000	40%	40%
14	Oct. 4, 2020	100,000	30,000	5 Years	0.12	1.50%	30,000	40%	40%
15	Oct. 8, 2020	250,000	750,000	5 Years	0.12	3.75%	75,000	40%	40%
16	Oct. 9, 2020	50,000	150,000	5 Years	0.12	0.75%	15,000	40%	40%
17	Dec. 16, 2020	10,000	30,000	5 Years	0.14	0.15%	3,000	40%	50%
18	Jan. 22, 2021	40,000	120,000	5 Years	0.14	0.60%	12,000	40%	50%
19	Jan. 25, 2021	40,000	120,000	5 Years	0.14	0.06%	12,000	40%	50%
20	Jan. 27, 2021	25,000	75,000	5 Years	0.14	0.38%	7,500	40%	50%
		$2,940,000	8,370,000			44.10%	$1,017,000

Certain of the Participation Agreements are owned by related parties.  Participation Agreements numbers 8, 14, and 19 totaling $265,000 are owned by HEP Investments, and Participation Agreement 13 in the amount of $500,000 is owned by Strome.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On November 11, 2020, ZIVO’s stockholders approved a reverse stock split of its common stock within the range of 1-for-25 to 1-for-120 of our authorized, issued, and outstanding shares of common stock. The Board, in its discretion, will determine the final ratio, effective date, and date of filing of the certificate of amendment to our articles of incorporation, as amended, in connection with the reverse stock split. The Board has not yet finalized the stock-split, therefore all option, share and per share information in this Quarterly Report on Form 10Q does not give effect to any proposed reverse stock split.

Stock Issuances

During the three months ended March 31, 2021, the Company issued 7,726,264 shares at an average price of $0.135 for proceeds of $1,040,000, to private investors. In addition, during this same period, a related party purchased 357,142 shares of the Company’s common stock at $0.14 per share for proceeds of $50,000.

During the three months ended March 31, 2020, the Company issued 156,252 shares at $0.16 per share for proceeds of $25,000, to private investors.

Stock Warrants Exercised

During the quarter ended March 31, 2021, warrants to purchase 50,000 shares of the Company’s common stock were exercised on a “cashless” basis resulting in the issuance of 22,973 shares of common stock.

During the three months ended March 31, 2020, HEP Investments, a principal shareholder and related party, assigned warrants to purchase 3,750,000 shares of the Company’s common stock to third party investors. These warrants were exercised at $0.10 per share resulting in proceeds of $375,000. Due to the nature of this transaction, the Company considered the warrants to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $453,441 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 128.20% to 142.46%; annual rate of dividends 0%; discount rates ranging from 0.66% to 1.65%.

In addition, the Company issued 10,000 shares of the Company’s common stock at $0.10 per share for proceeds of $1,000 from the exercise of warrants.

Sale of Common Stock Warrants

In connection with the License Co-Development Participation Agreements (“Participation Agreements”) (see Note 8), the Company sold warrants to purchase 315,000 shares of common stock for $40,799. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 139.55% to 149.20%; annual rate of dividends 0%; discount rate 0.41% to 0.45%.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT (Continued)

Subject to adjustment as described in the 2019 Incentive Plan, the aggregate number of common shares (“Shares”) available for issuance under the 2019 Incentive Plan is One Hundred Two Million (102,000,000) Shares. The exercise price of each Share subject to an Option (as defined in the 2019 Incentive Plan) shall be at least the Fair Market Value (as defined in the 2019 Incentive Plan) (except in the case of an incentive stock option granted to more than 10% shareholder of the Company, in which case the price should not be less than 110% of the Fair Market Value) on the date of the grant of a Share and shall have a term of no more than ten years. As of March 31, 2021, 62,500,000 Options have been issued with terms between 5 years and 10 years. Based on certain performance milestones, the grant agreements also provide for the issuance of an additional 12,000,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and with a term of no more than ten years.

Common Stock Options

A summary of the status of the Company’s Options related to the 2019 Incentive Plan is presented below:

	March 31, 2021		December 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	48,500,000	$0.12	-	$-
Issued	14,000,000	0.14	48,500,000	0.12
Outstanding, end of period	62,500,000	$0.13	48,500,000	$0.12

Options outstanding and exercisable by price range as of March 31, 2021 were as follows:

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Range of Exercise Price	Number	Weighted Average Exercise Price
$0.10-0.109	28,000,000	8.63	$0.10-0.109	28,000,000	$0.10
0.11-0.119	2,000,000	4.48	0.11-0.119	625,000	0.11
0.12-0.129	2,000,000	4.38	0.12-0.129	1,000,000	0.12
0.14-0.149	15,000,000	9.69	0.14-0.149	5,000,000	0.14
0.15-0.159	2,000,000	8.93	0.15-0.159	2,000,000	0.15
0.16-0.169	13,500,000	3.89	0.16-0.169	10,000,000	0.16
	62,500,000	7.60		$46,625,000	$0.12

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT (Continued)

Common Stock Warrants

A summary of the status of the Company’s warrants is presented below:

	March 31, 2021		December 31, 2020
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	200,177,006	$0.09	194,204,339	$0.09
Issued	315,000	0.14	23,005,000	0.12
Exercised	(50,000)	0.08	(14,365,000)	0.10
Cancelled	-	-	-	-
Expired	(125,000)	0.09-	(2,667,333)	0.08
Outstanding, end of period	200,317,006	$0.09	200,177,006	$0.09

Warrants outstanding and exercisable by price range as of March 31, 2021 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.05	1,000,000	0.45	$0.05	1,000,000	$0.05
0.06	16,050,000	1.34	0.06	16,050,000	0.06
0.07	2,500,000	1.45	0.07	2,500,000	0.07
0.08	30,368,477	2.15	0.08	30,368,477	0.08
0.09	100,000	1.33	0.09	100,000	0.09
0.10	124,773,734	2.12	0.10	124,773,734	0.10
0.11	3,704,795	2.98	0.11	3,704,795	0.11
0.12	18,555,000	4.45	0.12	18,555,000	0.12
0.14	2,865,000	2.75	0.14	2,865,000	0.14
0.18	400,000	3.75	0.18	400,000	0.18
	200,317,006	2.29		200,317,006	$0.10

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

Employment Agreements

We currently have compensation agreements with our President / Chief Executive Officer, one with our new Chief Financial Officer, and a separation agreement with our former Chief Financial Officer.

Mr. Dahl’s Employment Agreement:

The Company’s Chief Executive Officer, Andrew Dahl, is serving as Chief Executive Officer under the terms of an amended and restated employment agreement dated November 15, 2019 (“Dahl Agreement”) that superseded all prior employment agreements and understandings. Under the terms of the Dahl Agreement, Mr. Dahl’s agreement provides for a term of three years, with successive automatic renewals for one year terms, unless either party terminates the Dahl Agreement on at least 60 days’ notice prior to the expiration of the then current term of Mr. Dahl’s employment. Mr. Dahl has received an annual base salary, commencing on June 1, 2019, of $440,000 (“Dahl Base Salary”), of which $7,500 per month has been deferred until either of the following events occur: (i) within five (5) years after the effective date, the Company enters into a term sheet to receive at least $25,000,000 in equity or other form of investment or debt on terms satisfactory to the board of directors of the Company including funding at closing on such terms of at least $10 million; or (ii) within 12 months after the effective date that the Company receives revenue of at least $10 million. The Dahl Base Salary is subject to annual review and increase (but not decrease) by the Board during the employment term with minimum annual increases of 4% over the previous year’s Dahl Base Salary.

Mr. Dahl is entitled to a Revenue Bonus (as defined in the Dahl Agreement) equal to 2% of the Company’s revenue contribution in accordance with a formula as detailed in the Dahl Agreement.

Mr. Dahl was awarded a non-qualified option to purchase 28,000,000 shares of the Company’s common stock at a price of $0.10 per share upon signing the Dahl Agreement. Mr. Dahl will be entitled to non-qualified performance-based options having an exercise price equal to the greater of $0.10 per share and the Fair Market Value (as defined in the 2019 Incentive Plan), upon the attainment of specified milestones as follows: (i) non-qualified option to purchase 1,000,000 common shares upon identification of bioactive agents in the Company product and filing of a patent with respect thereto; (ii) non-qualified option to purchase 1,500,000 common shares upon entering into a contract under which the Company receives at least $500,000 in cash payments; (iii) non-qualified option to purchase 1,500,000 common shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2,000,000 in cash or in-kind outlays); (iv) non-qualified option to purchase 1,500,000 common shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2,000,000 in cash or in-kind outlays); and (v) non-qualified option to purchase 1,500,000 common shares upon the Company entering into a pharmaceutical development agreement. Note that item (i) was achieved in 2019 and the Company awarded a non-qualified option to purchase 1,000,000 common shares of the Company’s common stock at a price of $0.14 per share.

As it relates to Wellmetris, if and when at least $2 million in equity capital is raised from a third party and invested in Wellmetris in an arms-length transaction, Mr. Dahl shall be granted a warrant to purchase an equity interest in Wellmetris that is equal to the equity interest in Wellmetris owned by the Company at the time of the first tranche of any such capital raise (the “Wellmetris Warrant”). The Wellmetris Warrant shall be fully vested as of the date it is granted and shall expire on the 10th anniversary of the grant date. Once granted, the Wellmetris Warrant may be exercised from time to time in whole or in part, with Mr. Dahl retaining any unexercised portion. The exercise price for the Wellmetris Warrant shall be equal to the fair market value of the interest in Wellmetris implied by the pricing of the first tranche of any such capital raise.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES (Continued)

Mr. Dahl’s Employment Agreement: (Continued)

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

Mr. Marchiando’s Employment Agreement:

On January 1, 2021, the Company entered into an employment letter with Mr. Marchiando (“Marchiando Agreement”). Under the terms of the Marchiando Agreement, Mr. Marchiando will serve as Chief Financial Officer of the Company for one year, with successive automatic renewals for one year terms, unless either party terminates the Marchiando Agreement on at least sixty days’ notice prior to the expiration of the then current term of the Marchiando Agreement. Mr. Marchiando will receive an annual base salary, commencing on January 1, 2021, of $280,000 (“Marchiando Base Salary”). The Marchiando Base Salary shall increase to $300,000 if within one (1) year after the effective date, the Company enters into a term sheet and receives the related financing to receive at least $10,000,000 in equity or other form of investment or debt (“Third Party Financing”) on terms satisfactory to the board of directors of the Company. On January 1, 2021, Mr. Marchiando received a stock option award issued pursuant to the Company’s 2019 Omnibus Long-Term Incentive Plan to purchase 13,000,000 shares of the Company’s common stock, with an exercise price of $0.14 per share. Vesting of these options shall be as follows: 3,000,000 shares vested immediately upon grant of the option award, and 1,250,000 shares will vest on each 6 month anniversary of January 1, 2021. Mr. Marchiando shall also receive $25,000 upon the closing, prior to December 31, 2021, of a Third Party Financing that raises at least $10,000,000. If, upon the closing prior to December 31, 2021 of a Third Party Financing that raises over $13,000,000 for the Company, Mr. Marchiando shall receive a maximum bonus of $50,000, as long as Mr. Marchiando is employed at the time of closing.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Mr. Rice’s Employment Arrangement:

On March 4, 2020, the Company entered into an employment letter with Philip Rice, former Chief Financial Officer of the Company (“Rice Agreement”) that superseded all prior employment understandings and agreements. Under the terms of the Rice Agreement, Mr. Rice will serve as Chief Financial Officer of the Company for one year, with successive automatic renewals for one year terms, unless either party terminates the Rice Agreement on at least sixty days’ notice prior to the expiration of the then current term of the Rice Agreement. Mr. Rice will receive an annual base salary, commencing on January 1, 2020, of $280,000 (“Rice Base Salary”). The Rice Base Salary shall increase to $300,000, when the following event occurs: within one (1) year after the effective date, the Company enters into a term sheet and receives the related financing to receive at least $15,000,000 in equity or other form of investment or debt (“Third Party Financing”) on terms satisfactory to the board of directors of the Company. On the date the Rice Agreement was executed, Mr. Rice received a $25,000 retention bonus, and a fully-vested nonqualified stock option to purchase 2,000,000 shares of the Company’s common stock at a price of $0.15 per share (these options were valued at $297,248 using the Black Scholes pricing model relying on the following assumptions: volatility 163.68%; annual rate of dividends 0%; discount rate 1.02%).

On January 7, 2021, the Company and Rice entered into a written agreement concerning Rice’s departure from the Company (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Rice resigned from his position as Chief Financial Officer of the Company effective on January 1, 2021, and following a transition period, agreed to resign from all positions as an officer or employee of the Company effective as of January 31, 2021 (the “Separation Date”). The Separation Agreement provides that Mr. Rice will receive certain benefits that he is entitled to receive under his employment agreement dated March 4, 2020. Accordingly, under the Separation Agreement, subject to non-revocation of a general release and waiver of claims in favor of the Company, the Company has agreed to pay Mr. Rice his base salary of $280,000 for one year and three weeks, beginning on the Separation Date, and grant him an option to purchase 1,000,000 shares of common stock.

Corporate Advisory Agreement

On September 30, 2019, effective July 9, 2019, the Company entered into an agreement with an Investment Opportunity Provider (IOP). The IOP has been engaged as an exclusive financial advisor in connection with the proposed securities offering and sale of up to $35 million of the Company’s common stock. The Company has agreed to pay the IOP, upon the acceptance of a successful funding transaction, a fee of 1% of the aggregate value of the transaction and a warrant to purchase up to 6,000,000 shares of common stock at an exercise price of $0.10 for a term of five years. As of March 31, 2021, in connection with this agreement, no successful funding transactions have taken place and no warrants have been issued.

Financial Consulting Agreement – May 2020

On May 4, 2020, the Company entered into a Financial Consulting and Corporate Advisory Agreement (“FCCA Agreement”). The FCCA Agreement calls for a non-refundable initial fee of $25,000 and two additional monthly fees of $15,000 per month. To the extent a transaction (defined as the sale of equity securities, hybrid debt and equity securities or the entering into any fund capital, joint venture, buy out, or similar transactions) is entered into, then the Company will pay an 8% fee based on the value of the transaction. A 50% credit of the initial fee and monthly fees will be credited against the 8% fee. This Agreement can be cancelled at any time by either party, however, there is a 24-month period where the 8% transaction will be payable based on identified transaction participants. This FCCA Agreement was cancelled in July 2020.

Financial Consulting Agreement – July 2020

On July 16, 2020, the Company entered into an Advisory Agreement (“FC Agreement”). The FC Agreement calls for monthly fees of $10,000 per month. The FC Agreement is on a month-to-month renewal basis. Upon each renewal (starting with the second month), the Company shall issue a warrant to purchase 150,000 shares of common stock at an exercise price of $0.12 for a term of five years. The Company issued warrants to purchase 450,000 shares of common stock at an exercise price of $0.12 for a term of five years valued at $51,278 using the Black Scholes pricing model relying on the following assumptions: volatility 144.93% to 145.50%; annual rate of dividends 0%; discount rate 0.29% to 0.32% The Company terminated the FC Agreement in October 2020.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES (Continued)

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”) (see Note 11 – Stockholders’ Deficiency). In May 2019, the Company issued a warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.10 for a term of five years to the Consultant. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34%. In October 2019, 2,000,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase nineteen million (19,000,000) shares of the Company’s common stock at an exercise price of $0.10 per share. On November 24, 2020, the parties entered into a Second Amendment to the Supply Chain Consulting Agreement whereby the issuance to Consultant a cashless warrant with a five-year term to purchase nineteen million (19,000,000) shares of the Company’s common stock was reduced to thirteen million (13,000,000) shares of the Company’s common stock, and a cashless warrant with a five-year term to purchase three million (3,000,000) shares of the Company’s common stock was issued to a member of the Consultant. The warrants were valued at $386,348 using the Black Scholes pricing model relying on the following assumptions: volatility 148.83%; annual rate of dividends 0%; discount rate 0.39%. As of March 31, 2021, the Development Project has not closed, and the warrants have not yet been issued.

The Board of Directors has also authorized the Company to issue to Consultant a cashless warrant with a five-year term to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share at its discretion. As of March 31, 2021, such warrant has not been issued.

On March 1, 2021, the Company and the aforementioned “member of the Consultant” signed an amendment to the original consulting agreement. The member of the Consultant agreed to take on additional responsibilities related to the non-North America expansion of the Company biomass production network. Upon the successful formation, licensing and start of operations, the member of the Consultant will be granted warrants to purchase 3,250,000 shares of the Company’s common stock at the prevailing market price at that time. In addition, a monthly cash payment of $12,500 is included in the consulting agreement.

Marketing / Public Relations

On December 27, 2019, the Company entered into a Marketing / Public Relations Agreement (“MPR Agreement”) with a consultant (“MPR Consultant”). The MPR Agreement provides that the MPR Consultant will assist the Company in identifying and assist in the negotiation of potential licensing, product sales, joint ventures and venture financing of projects outside of the United States and provide advice for the Company’s long-term business strategy and commercial relationships. The MPR Agreement calls for the issuance of warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price based on the closing market price on the day of issuance, with a five-year term. For commercial transactions whose value is determined and agreed to by both parties exceeding $1,000,000 (“Qualifying Transaction”), the Company shall issue to MPR Consultant a warrant to purchase common stock in the amount of 500,000 shares. For each successive Qualifying Transaction of at least $1,000,000, the MPR Consultant shall be issued 300,000 shares up to a maximum cumulative award of 5,000,000 shares in warrant form in total. Further, the Company will pay a 4% commission on the revenue received on the sale of Company algal product to one or more entities identified and cultivated by the MPR Consultant, and on the revenue received from licensing the Company’s intellectual property to such entities identified and cultivated by the MPR Consultant, for a period of three (3) years from the effective date of a qualifying transaction. The Agreement also calls for a $5,000 payment upon signing and monthly payments of $5,000 once a Qualifying Transaction, the sale of an algal product or revenue from a licensing transaction occurs. As of March 31, 2021, a commercial transaction has not closed, and the warrants have not yet been issued and no commissions have been paid.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES (Continued)

Marketing / Public Relations (Continued)

On February 15, 2021, the Company signed a consulting agreement with CorProminence, LLC (dba COREir) to provide us with investor relations and public relations services. The COREir agreement includes a provision to issue to COREir on the four (4) month anniversary of the Effective Date, or as soon thereafter as is practically possible, 800,000 authorized restricted shares of common stock (the “Shares”) of the Company, of which 400,000 shares shall vest immediately upon receipt, 200,000 shall vest on the eight (8) month anniversary of the contract Effective Date and 200,000 shares shall vest on the twelve (12) month anniversary of the effective date of the COREir agreement. In addition, the agreement requires the Company to pay COREir $15,000 per month, plus out of pocket expenses, for their consulting services.

Legal Contingencies

We may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operation or cash flows.

NOTE 11 - RELATED PARTY TRANSACTIONS

Loan Payable – Related Party

See Note 5 – Loan Payable – Related Parties for disclosure of loans payable to related Parties.

Executive Compensation

See Note 9 – Stockholder’ Deficiency for disclosure of compensation to the Chief Financial Officer.

Employment Agreement

See Note 10 – Commitments and Contingencies for disclosure of the Employment Agreement with the Chief Executive Officer.

NOTE 12 – SUBSEQUENT EVENTS

Stock Issuances

From April 1, 2021 through the date of this filing, the Company received proceeds of $474,970 from the issuance of 3,447,794 shares of common stock at $0.14 per share and issued 4,348,969 shares from the cashless exercise of 11,077,896 common stock warrants.

Deferred Revenue – Participation Agreements

On May 14, 2021, the Company entered into an additional Participation Agreement totaling $45,000 with a related party (“Additional Participant”). The total investment of $45,000 came from a cash investment.  The Agreement provide for payments by the Company to the Additional Participant of an additional 0.675% of fees generated by the Company from licensing or selling bioactive ingredients or molecules (including the Revenue Share). The Agreements also call for the issuance of warrants to purchase an aggregate of 135,000 shares of common stock with a term of five years and at exercise prices of $0.13 per share. The warrants to purchase the shares has a total value of $14,898 based on a Black Scholes valuation models with a volatility of 129.13%, a 0% dividend rate, and a discount rate range of 0.87%.

Convertible Debt Conversion Agreement

The Company has entered into Debt Extension and Conversion Agreements with certain investors, that own certain convertible notes in the combined aggregate principal and interest amount of approximately $7,360,000 as of May14, 2021. These agreements provide that the notes automatically convert into approximately 73,595,000 shares of common stock (assuming that such conversions were to occur on May 14, 2021) upon consummation of an underwritten public offering of the Company’s common stock.

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

Overview:

We are a research and development company operating in both the biotech and agtech sectors, with an intellectual property portfolio comprised of proprietary algal and bacterial strains, biologically active molecules and complexes, production techniques, cultivation techniques and patented or patent-pending inventions. We are creating novel drug candidates, food additives and functional ingredients designed to boost immune health in humans and animals.

Biotech – ZIVO Product Candidates

ZIVO has developed bioactive compounds derived from its proprietary algal culture, targeting human and animal diseases, such as poultry coccidiosis, bovine mastitis, human cholesterol, and rheumatoid arthritis. As part of its strategy, ZIVO will continue to seek strategic partners for late stage development, regulatory preparation and commercialization of its products in key global markets. ZIVO’s patent-pending immune modulator may create a new class of therapeutics or immune products for humans and animals.

Agtech – ZIVO’s Algal Biomass

ZIVO’s algal biomass is currently produced in Arizona, India and Peru. ZIVO’s algal biomass contains Vitamin A, protein, iron, important fatty acids, non-starch polysaccharides and other micronutrients that position the product as a viable functional food ingredient and nutritional enhancement for human and animal use. The Company currently has contracts with NutriQuest, Grekin Laboratories, and others for the sale of its algal biomass. ZIVO’s patented, proprietary algal bioproducts are aimed at rapidly growing global demand for plant-based immune & gut health. Sustainable, non-GMO functional food, feed and beverage ingredients represent novel advances in phytogenics and eubiotics.

ZIVO Pipeline

•Biotech:

•Poultry Gut Health: ZIVO has conducted multiple poultry clinical trials to develop and refine a treatment for coccidiosis, a condition that inflames the digestive tracts of poultry, currently treated with various antibiotics, antimicrobials and chemicals.

•Bovine Mastitis: ZIVO is developing a treatment for bovine mastitis derived from its proprietary algal culture and the bioactive agents contained within.

•Canine Joint Health: Studies have indicated the potential of a chondroprotective property when our lead compound fraction was introduced into ex vivo canine joint tissues.

•Human Immune Modulation: Early human immune cell in vitro and in vivo studies have indicated that one of the isolated and characterized biologically active molecules in the Company’s portfolio may serve as an immune modulator. ZIVO is conducting optimization of the immune modulating molecular complex for human and animal therapeutics and regulated immune products.

•Agtech:

•Human Food Ingredient: ZIVO algal biomass was GRAS affirmed in late 2018 and is therefore available and suitable for human consumption as an ingredient in foods and beverages.

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

•Skin Health: ZIVO is developing its algal biomass as a skin health ingredient, with topical skin product testing started in the third quarter of 2020, and pre-clinical efficacy claims studies planned for ingestible and topical products.

Results of Operations for the three months ended March 31, 2021 and 2020

The following table summarizes ZIVO’s operating results for the periods indicated (in thousands)

	Quarter ended March 31,
	2021	2020
Revenue:	$-	$20,000
Total revenue	-	20,000
Costs and expenses:
Cost of goods sold
Research and development	1,272,745	693,573
Professional Fees and Consulting Expense	164,077	156,449
Selling, general and administrative	646,752	1,576,100
Total costs and expenses	2,083,574	2,426,122
Operating loss	(2,083,574)	(2,406,122)
Other income (expense):
Interest income	-	-
Other income (expense)	(135,404)	(136,856)
Total other income, net	(135,404)	(136,856)
Net loss	$(2,218,979)	$(2,542,978)

Net Sales.

We had no sales during the three months ended March 31, 2021 and $20,000 of service revenue earned in the three months ended March 31, 2020.

Cost of Sales.

We had no cost of sales during the three months ended March 31, 2021 and 2020.

General and Administrative Expenses.

General and administrative expenses were $1,272,745 for the three months ended March 31, 2021, as compared to $693,573 for the comparable prior period. The increase of approximately $580,000 in general and administrative expense during 2021 is due primarily to the following: $570,000 increase in salary expenses, including an increase in non-cash compensation of $498,000 and a cash compensation increase of $72,000, a $10,000 increase in rent and a $14,000 increase in insurance, partially offset by a $7,000 decrease in travel expenses.

Professional and Consulting Expenses.

Professional and consulting expenses were $164,077 for the three months ended March 31, 2021, as compared to $156,448 for the comparable prior period. The increase of approximately $7,600 in professional and consulting expense during 2021 that can be attributed to increases in investor/public relations, partially offset with lower general legal and accounting expense.

Research and Development Expenses.

For the three months ended March 31, 2021, we incurred $646,752 in research and development expenses, as compared to $1,576,100 for the comparable period in 2020. An overall reduction in research and development costs of $929,000 versus the prior year period. Included in this is a reduction in non-cash compensation for research and development since the prior year of $719,000, offset by a $95,000 increase in cash compensation. Other non-salary related costs were also $306,000 lower than the previous period. Included in the above research and development spending is the following related to our Wellmetris technology; the Company incurred approximately $0 and $82,000 in research and development expenses for our Wellmetris technology for the three months ended March 31, 2021 and 2020, respectively. As noted above, the Company has halted active product development and is focusing on prospective out-licensing of the existing intellectual property, consisting of a patent and several patents pending.

Statement of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
Net cash used in operating activities	$(1,051,998)	$(783,068)	$(268,930)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	1,146,072	447,000	699,072
Effect of exchange rate changes on cash	-	-	-
Net increase (decrease) in cash	$94,074	$(336,068)	$430,142

Net cash used in operating activities

During the three months ended March 31, 2021, our operating activities used $1,051,998 in cash, an increase of $268,930 from the comparable prior period. The approximate $269,000 increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a favorable reduction in net loss of $328,000, and an increase in deferred revenue from Participation Agreements of $55,000, and lower accounts receivable of $20,000; more than offset by an decrease in non-cash expenses warrant and option expense of $221,000, and $447,000 of unfavorable cash used in a lower increase in accounts payable of $276,000, a decrease in accrued liabilities of $100,000, a an increase in prepaid expenses of $71,000.

Net cash used by investing activities

During the three months ended March 31, 2021 and 2020, there were no investing activities.

Net cash provided by financing activities

During the three months ended March 31, 2021, our financing activities generated $1,146,072, an increase of approximately $699,000 from the comparable prior period. The increase in cash provided by financing activities was due to higher proceeds of approximately $1,065,000 from the direct sales of common stock, $159,000 from the proceeds of Note payable – other (net of partial repayments in the period), and $41,000 increase from sales of common stock warrants tied to Participation Agreements; partially offset by lower proceeds from a loan payable from a related party of $46,000, lower of proceeds from the exercise of common stock warrants of $376,000 and a $143,000 increase in deferred expenses associated with our planned public stock offering.

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

As of May 14, 2021, we had a cash balance of approximately $193,000. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the three months ended March 31, 2021, we incurred negative cash flows from operations of $1,051,998. March 31, 2021, we had a working capital deficiency of $11,323,991 and a stockholders’ deficiency of $11,482,643. Although, since January 1, 2021 we received funding of $96,000 from the proceeds from the sale of Co-Partnership License Agreements and $1,515,000 from the sale of 11,123,612 shares of the Company’s Common Stock through May 14, 2021, we have a near term need for additional capital.

Historical Capital Resources

As of March 31, 2021, our principal source of liquidity consisted of cash deposits of $231,935. We anticipate that we will continue to incur losses for the foreseeable future until and unless we generate an adequate level of income from commercial sales and licensing to cover expenses.

Our source of cash, outside of product revenues, to date has been proceeds from the issuances of notes with warrants, common stock with and without warrants and loans, the terms of which are further described below. See also “—Funding Requirements and Outlook” below.

Between January 1, 2020 and March 31, 2021, we entered into Subscription Agreements with accredited investors pursuant to which we, in private placements, issued and sold an aggregate of 14,368,201 shares of the Company’s common stock for gross proceeds in the amount of $1,865,865.

Participation Agreements

From April 13, 2020 through March 31, 2021, the Company entered into twenty License Co-Development Participation Agreements (the “Participation Agreements”) with certain accredited investors (“Participants”) for an aggregate of $2,940,000. The Participation Agreements provide for the issuance of warrants to such Participants, and allows the Participants to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from ZIVO’s algae cultures. Specifically, ZIVO has agreed to provide to the Participants a 44.100% “Revenue Share” of all license fees generated by ZIVO from any licensee.

The Participation Agreements allow the Company the option to buy back the right, title and interest in the Revenue Share for an amount equal to the amount funded plus a forty percent (40%) premium, if the option is exercised less than 18 months following execution, and for either forty (40%) or fifty percent (50%) if the option is exercised more than 18 months following execution. Pursuant to the terms of fifteen of the Participation Agreements, the Company may not exercise its option until it has paid the Participants a revenue share equal to a minimum of thirty percent (30%) of the amount such Participant’s total payment amount. Pursuant to the terms of the one of the Participation Agreements, the Company may not exercise its option until it has paid the Participant a revenue share equal to a minimum of one hundred forty percent (140%) of the amount such Participant’s total payment amount. Four of the Participation Agreements have no minimum threshold payment.  Once this minimum threshold is met, the Company may exercise its option by delivering written notice to a Participant of its intent to exercise the option, along with repayment terms of the amount funded, which may be paid, in the Company’s sole discretion, in one lump sum or in four (4) equal quarterly payments. If the Company does not make such quarterly payments timely for any quarter, then the Company shall pay the prorate Revenue Share amount, retroactive on the entire remaining balance owed, that would have been earned during such quarter until the default payments have been made and the payment schedule is no longer in default.

Cash Exercise of Warrants

From January 1, 2020 to March 31, 2021, the Company received gross proceeds from the cash exercise of outstanding warrants for common stock in the amount of $850,400.

Unsecured Loans

From January 1, 2020 to March 31, 2021, the Company received gross proceeds of $312,000 in unsecured loans. As of March 31, 2021, $280,350 principal and accrued interest remained outstanding under such loans.

Funding Requirements and Outlook

At March 31, 2021, we had $231,935 in cash. We estimate that we will require approximately $6,000,000 in cash over the next 12 months in order to fund our normal operations and to fund our research and development initiatives. Based on this cash requirement, we have a near term need for additional funding.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive and principal financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting.

In February 2021, we formed an audit committee, which assists in evaluating the Corporation’s system of internal controls. Other than the formation of the audit committee, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding

Item 1A. Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. You should carefully consider the risks and uncertainties described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all securities that we have issued since January 1, 2021 without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Common Stock:

Name	Form	Date	Common Stock Shares	Amount Received
Fergus Wright	Purchase of Common Stock	08-Feb-21	214,285	$30,000
Edward Yaldoo	Purchase of Common Stock	08-Feb-21	357,142	$50,000
Meldelson Family Investments, LLC.	Purchase of Common Stock	08-Feb-21	535,714	$75,000
Jonny Creagh-Cohen,	Purchase of Common Stock	10-Feb-21	357,142	$50,000
Nicholas Sibley	Purchase of Common Stock	23-Feb-21	1,923,076	$250,000
Damian Sibley	Purchase of Common Stock	23-Feb-21	1,923,076	$250,000
Isaya Sasiprapha	Purchase of Common Stock	23-Feb-21	173,778	$24,329
Nutriquest LLC	Purchase of Common Stock	23-Feb-21	73,451	$10,283
Voormolen	Purchase of Common Stock	23-Feb-21	178,571	$25,000
Phil Rice	Warrant exercise (cashless)	17-Mar-21	22,973
Derek Montgomery LLC	Purchase of Common Stock	25-Mar-21	250,000	$35,000
James Byrne	Purchase of Common Stock	17-Mar-21	714,285	$100,000
David Mendelson	Purchase of Common Stock	22-Mar-21	1,071,428	$150,000
RBI Private Investments III	Purchase of Common Stock	24-Mar-21	714,285	$100,000
KIM D	Purchase of Common Stock	8-Apr-21	142,856	$20,000
KIM M	Purchase of Common Stock	8-Apr-21	142,856	$20,000
KIM C	Purchase of Common Stock	8-Apr-21	214,285	$30,000
KIM K	Purchase of Common Stock	8-Apr-21	71,428	$10,000
KIM W	Purchase of Common Stock	8-Apr-21	357,142	$50,000
LEE Y	Purchase of Common Stock	8-Apr-21	71,428	$10,000
CHOI M	Purchase of Common Stock	8-Apr-21	71,428	$10,000
Eliot-Cohen	Purchase of Common Stock	13-Apr-21	384,615	$50,000
Hanna	Purchase of Common Stock	14-Apr-21	714,285	$100,000
Luz Investments, LLC	Purchase of Common Stock	22-Apr-21	357,142	$50,000
Sridharan	Purchase of Common Stock	23-Apr-21	535,714	$75,000
River Integrity	Warrant exercise (cashless)	16-Apr-21	23,969
Cypress Cove	Warrant exercise (cashless)	30-Apr-21	4,306,250
Phil Rice	Warrant exercise (cashless)	04-May-21	18,750
Charles Orchard	Purchase of Common Stock	15-May-21	384,615	$49,970

Warrant Issuances:

Name	Date	Exercise Price	Shares Underlying Warrant	Consideration
Travis Heidt	01/22/21	$0.14	120,000	Per Co-Development Participation Agreement
HEP Investments	01/25/21	$0.14	120,000	Per Co-Development Participation Agreement
Mendelson Family Investments, LLC	01/27/21	$0.14	75,000	Per Co-Development Participation Agreement
KMY FTS Sales LLC	05/14/21	$0.13	135,000	Per Co-Development Participation Agreement

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about Zivo. The sales of these securities were made without any general solicitation or advertising.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
10.1

Letter Agreement between Keith Marchiando and ZIVO Bioscience, Inc., dated January 1, 2021

(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2021)

10.2

Transition and Release Agreement between Philip Rice and ZIVO Bioscience, Inc., dated January 7, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2021)

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

ZIVO BIOSCIENCE, INC.
Date: May 17, 2021

	By:	/s/ Andrew Dahl
Andrew Dahl
Chief Executive Officer

	By:	/s/ Keith Marchiando
Keith Marchiando
Chief Financial Officer