Form 10-Q
period 2021-06-30
Zivo Bioscience, Inc.
filed 2021-08-16
CIK 1101026

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	ZIVO	The Nasdaq Stock Market LLC
Warrants	ZIVOW	The Nasdaq Stock Market LLC

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

☐	Large accelerated filer	☒	Smaller reporting company
☐	Accelerated filer	☐	Emerging growth company
☒	Non-accelerated filer

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes ☐     No ☒

There were 9,218,657 shares of common stock, $0.001 par value, outstanding at August 13, 2021.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION		3
Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and six months ended June 30, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION		33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other information	34
Item 6.	Exhibits	35

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,903,264	$137,862
Prepaid Expenses	158,615	29,953
Total Current Assets	11,061,879	167,815

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS
Right of Use Asset, net	38,738	49,364
Deposits	3,000	3,000
Total Other Assets	41,738	52,364

TOTAL ASSETS	$11,103,617	$220,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$918,346	$1,559,627
Loans Payable, Related Parties	-	9,000
Convertible Debentures Payable	240,000	5,180,342
Deferred Revenue - Participation Agreements	2,031,103	1,936,800
Accrued Interest	96,100	2,464,724
Lease Liability, current portion	26,790	29,172
Note Payable	63,500	-
Accrued Liabilities – Other	266,397	214,250
Total Current Liabilities	3,642,236	11,393,915

LONG-TERM LIABILITIES:
Note -Payable – SBA Paycheck Protection Loan	121,700	121,700
Lease Liability, long term portion	6,709	15,178
Total Long-Term Liabilities	128,409	136,878

TOTAL LIABILITIES	3,770,645	11,530,793
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 150,000,000 shares authorized; 9,068,657 and 5,162,945 issued and outstanding at June 30, 2021 and December 31, 2020	9,069	5,163
Additional Paid-In Capital	110,452,205	87,747,898
Accumulated deficit	(103,128,302)	(99,063,675)
Total Stockholders' Deficit	7,332,972	(11,310,614)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,103,617	$220,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30, 2021	For the Three Months ended June 30, 2020	For the Six Months ended June 30, 2021	For the Six Months ended June 30, 2020
REVENUES:
Service Revenue	$-	$-	-	$20,000
Total Revenues	-	-	-	20,000

COSTS AND EXPENSES:
General and Administrative	960,567	374,202	2,236,795	1,067,775
Professional fees and Consulting expense	320,921	219,037	481,515	375,486
Research and Development	467,918	436,695	1,114,670	2,012,795

Total Costs and Expenses	1,749,406	1,029,934	3,832,980	3,456,056

LOSS FROM OPERATIONS	(1,749,406)	(1,029,934)	(3,832,980)	(3,436,056)

OTHER EXPENSE:
Interest expense	(18,582)	(24,182)	(43,043)	(48,609)
Interest expense – related parties	(77,660)	(112,719)	(188,604)	(225,148)
Total Other Expense	(96,242)	(136,901)	(231,647)	(273,757)

NET LOSS	$(1,845,648)	$(1,166,835)	(4,064,627)	$(3,709,813)

BASIC AND DILUTED LOSS PER SHARE	$(0.28)	$(0.23)	$(0.70)	$(0.73)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	6,490,505	5,047,773	5,846,011	5,075,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2020	5,048,646	$5,049	$83,347,862	$(92,500,924)	$(9,148,013)

Issuance of warrants for services	-	-	117,474	-	117,474
Common stock issued on warrant exercise	34,482	34	204,366	-	204,400
Net loss for the three months ended June 30, 2020	-	-	-	(1,166,835)	(1,166,835)
Balance, June 30, 2020	5,083,129	$5,083	$83,669,702	$(93,667,759)	$(9,992,975)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2021	5,263,884	$5,264	$89,853,620	$(101,282,654)	$(11,423,770)

Issuance of warrants for services			369,965		369,965
Issuance of common stock for cash	43,090	43	474,926		474,970
Issuance of warrants as per the Co-Participation Agreements			14,898		14,898
Common stock issued on cashless warrant exercise	54,361	54	(54)		-
Public offering issuance of stock and warrants	2,760,000	2,760	13,797,240		13,800,000
Underwriting and other expenses for public offering			(1,622,638)		(1,622,638)
Warrants sold as part of the public offering			4,240		4,240
Common stock issued on conversion of 11% Convertible Debt and accrued interest	942,322	942	7,537,614		7,538,556
Stock issues for services	5,000	5	22,395		22,400
Net loss for the three months ended June 30, 2021				(1,845,648)	(1,845,648)
Balance, June 30, 2021	9,068,657	$9,069	$110,452,205	$(103,128,302)	$7,332,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	4,959,206	$4,959	$81,614,504	$(89,957,946)	$(8,338,483)

Issuance of warrants for services	-	-	898,975	-	898,975
Issuance of warrants for services – related party	-	-	297,248	-	297,248
Issuance of warrants as per the Co-Participation Agreements			117,474		117,474
Issuance of common stock for cash	1,953	2	24,998	-	25,000
Common stock issued on conversion of 11% Convertible Debt and accrued interest	17,028	17	136,208	-	136,225
Common stock issued on warrant exercise	104,940	105	580,295	-	580,400
Net loss for the six months ended March 31, 2020	-	-	-	(3,709,813)	(3,709,813)
Balance, June 30, 2020	5,083,129	$5,083	$83,669,702	$(93,667,759)	$(9,992,975)

			Additional
	Common Stock		Paid in
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	5,162,846	$5,163	$87,747,898	$(99,063,675)	$(11,310,614)

Issuance of warrants for services			1,344,989		1,344,989
Issuance of common stock for cash – related party	4,464	5	49,995	-	50,000
Issuance of common stock for cash	139,664	140	1,514,829		1,514,969
Issuance of warrants as per the Co-Participation Agreements			55,697		55,697
Common stock issued on cashless warrant exercise	54,361	54	(54)		-
Public offering issuance of stock and warrants	2,760,000	2,760	13,797,240		13,800,000
Underwriting and other expenses for public offering			(1,622,638)		(1,622,638)
Warrants sold as part of the public offering			4,240		4,240
Common stock issued on conversion of 11% Convertible Debt and accrued interest	942,322	942	7,537,614		7,538,556
Stock issues for services	5,000	5	22,395		22,400
Net loss for the six months ended June 30, 2021				(4,064,627)	(4,064,627)
Balance, June 30, 2021	9,068,657	$9,069	$110,452,205	$(103,128,302)	$7,332,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Cash Flows for Operating Activities:
Net Loss	$(4,064,627)	$(3,709,813)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of Lease Liability	10,622
Stock and warrants issued for services rendered – related party		297,248
Stock and warrants issued for services rendered	1,367,389	898,974
Changes in assets and liabilities:
Increase in prepaid expenses	(128,661)	(80,554)
Increase / (Decrease) in accounts payable	(641,281)	113,296
Decrease in Lease Liability	(10,851)
Increase in deferred revenue – participation agreements	85,303	1,032,526
Increase in accrued liabilities and interest	281,738	325,507
Net Cash Used by Operating Activities	(3,100,368)	(1,122,816)

Cash Flows from Investing Activities:
Net Cash by Investing Activities	$-	$-

Cash Flow from Financing Activities:
Proceeds from Loan Payable, related party – net of repayments		51,000
Proceeds of Note Payable, other	190,500	121,700
Payments of Note Payable, other	(127,000)
Public offering of stock and warrants	13,804,240
Expenses related to the public offering	(1,622,639)
Proceeds from sale of common stock warrants – participation agreements	55,696	117,474
Proceeds from exercise of common stock warrants		580,400
Proceeds from sale of common stock – related party	50,000
Proceeds from sales of common stock	1,514,973	25,000
Net Cash Provided by Financing Activities	13,865,770	895,574

Increase/(Decrease) in Cash	10,765,402	(227,242)
Cash at Beginning of Period	137,862	346,111
Cash at End of Period	$10,903,264	$118,869

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,056	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2021:

During the six months ended June 30, 2021, a related party applied the proceeds of a Loan Payable in the principal amount of $9,000, against an investment in a Participation Agreement.

During the six months ended June 30, 2021, warrants to purchase 139,100 shares of the Company’s common stock were exercised on a “cashless” basis resulting in the issuance of 54,361 shares of common stock.

On June 2, 2021, pursuant to the terms of several Debt Extension and Conversion Agreements with holders of our 11% convertible debt, a total of  $7,538,556 comprised of outstanding principal of $4,940,342 and interest of $2,598,214 our convertible notes were automatically converted into 942,322 shares of common stock at $8.00 per share. See Note 6 – Convertible Debt for additional information.

Six Months Ended June 30, 2020:

During the six months ended June 30, 2020, $100,000 of 11% Convertible Notes, as well as $36,225 in related accrued interest were converted at $8.00 per share into 17,028 shares of the Company’s common stock.

During the quarter ended March 31, 2020, a principal shareholder and related party assigned warrants to purchase 46,875 shares of the Company’s common stock to third party investors and such warrants were exercised in the first quarter of 2020 at $8.00 per share resulting in the issuance of 46,875 shares of common stock for gross proceeds of $375,000. The Company considered the warrants to be contributed capital from a principal shareholder and recorded equity related finance charges. The warrants were valued at $453,441 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 128.20% to 142.46%; annual rate of dividends 0%; discount rates ranging from 0.66% to 1.65%.

During the quarter ended June 30, 2020, a principal shareholder and related party assigned a warrant to purchase 6,250 shares of the Company’s common stock a third-party investor and such warrant was exercised in the second quarter of 2020 at $8.00 per share resulting in the issuance of 6,250 shares of common stock for gross proceeds of $50,000. The Company considered the warrant to be contributed capital from a principal shareholder and recorded equity related finance charges. The warrants were valued at $42,090 using the Black Scholes pricing model relying on the following assumptions: volatility of 133.44%; annual rate of dividends 0%; discount rate of 0.41%.

During the six months ended June 30, 2020, warrants to purchase 57,875 shares of the Company’s common stock were exercised on a “cashless” basis resulting in the issuance of 27,436 shares of common stock.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of ZIVO Bioscience, Inc. and its wholly- owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 25, 2021, as amended.

The Company’s common stock commenced trading on The Nasdaq Capital Market on May 28, 2021 under the ticker symbol “ZIVO.” Previously, the Company’s common stock was traded on the OTC Markets quotation system on the OTCQB.

Going Concern Uncertainty

The Company incurred a net loss of $(4,064,627) for the six months ended June 30, 2021. In addition, the Company had a working capital surplus of $7,419,643 and a stockholders’ surplus of $7,332,972 at June 30, 2021. Notwithstanding the presently reported surpluses, our spending patterns and lack of revenue continue to raise substantial doubts about the Company's ability to continue as a going concern. During the six months ended June 30, 2021 and prior to the June 2021 Offering, the Company raised $1,564,970 from the issuance of common stock and exercise of common stock warrants and $150,000 from the proceeds from the sale of Participation Agreements and related warrants. On June 2, 2021 the Company completed the June 2021 Offering from which the Company netted proceeds of $12,181,602 after related underwriting and other costs. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are filed. The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. (Nevada) and its wholly owned subsidiaries, Health Enhancement Corporation (Nevada), HEPI Pharmaceuticals, Inc. (Delaware), WellMetrix, LLC (Delaware), WellMetris, LLC (Delaware), Zivo Bioscience, LLC (Florida), ZIVO Zoologic, Inc. (Delaware), and Zivo Biologic, Inc. (Delaware). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At June 30, 2021, the Company did not have any Cash Equivalents.

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

For six months ended June 30, 2021, and 2020, the Company had $0 and $20,000 of revenue, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the three months ended June 30, 2021, and 2020, no shipping and handling costs were incurred.

Deferred Offering Expenses

During the three months ended March 31, 2021, the Company incurred $143,377 of costs directly related to our planned public securities offering. We have recorded those costs as Deferred Offering Expenses on our balance sheet and will reduce our proceeds from the security sale by those costs and any additional directly related future costs. On June 2, 2021, the Company successfully executed the public securities offering and applied those offering expenses against Additional Paid in Capital. As of June 30, 2021, the Company had no Deferred Offering Expenses.

Research and Development

Research and development costs are expensed as incurred. The Company's research and development costs, including internal expenses, consist of clinical study expenses as it relates to the biotech business and the development and growing of algae as it relates to the agtech business. These consist of fees, charges, and related expenses incurred in the conduct of business with Company development by independent outside contractors, and the cost of Company personnel who work on Research and Development activities. Total internal and external clinical studies study expenses were approximately $1,115,000 and $2,013,000 for the six months ended June 30, 2021 and 2020, respectively.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the six months ended June 30, 2021, and 2020, stock options and warrants were granted to employees, the Board of Directors and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $1,367,389 and $1,196,222 for these periods, respectively.

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of options, warrants and conversions of debentures. Potentially dilutive securities as of June 30, 2021, consisted of 52,839 common shares issuable upon the conversion of convertible debentures and related accrued interest and 6,344,868 common shares issuable upon the exercise of outstanding exercisable stock options and warrants. Potentially dilutive securities as of June 30, 2020, consisted of 940,018 common shares from convertible debentures and related accrued interest and 2,776,525 common shares from outstanding exercisable stock options and warrants. For the six months ended June 30, 2021, and 2020 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the six months ended June 30, 2021 and 2020.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

There were no depreciation and amortization expenses for the three months ended June 30, 2021 and 2020 respectively.

NOTE 4 – LEASES

On December 17, 2020, the Company entered into a 25 ½ month lease agreement for a 2,700-square-foot facility that contains office, warehouse, lab and R&D space in Ft. Myers, Florida. The lease agreement commenced on December 17, 2020 and ends on January 31, 2023. The agreement provided for a total rent of $54,993 over the period. Occupancy of the property commenced on December 17, 2020, there was a 6-week rent holiday and a commencement date of February 1, 2021. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Rent is $3,291 per month from January 15, 2021 to January 31, 2022 and $1,154 from February 1, 2022 to January 31, 2023.

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:

Assets:	June 30, 2021	December 31, 2020
Operating lease right-of-use asset	$38,738	$49,364

Liabilities:
Current Portion of Long-Term Operating Lease	$26,790	$29,172
Long-Term Operating Lease, Net of Current Portion	6,709	15,178
	$33,499	$44,350

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 –LEASES (continued)

The components of lease expense are as follows within our condensed consolidated statement of operations:

	For the	For the
	Six months	Six months
	June 30, 2021	June 30, 2020
Operating lease expense	$12,940	$-

Other information related to leases where we are the lessee is as follows:

	For the	For the
	Six months	Year ended
	June 30, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	1.58 Years	2.08 Years

Discount rate:
Operating leases	11.00%	11.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

For the
Six months
June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:	$9,874

As of June 30, 2021, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2021	$19,748
December 31, 2022	15,989
Total minimum lease payments	35,737
Less: Interest	2,238
Present value of lease obligations	33,499
Less: Current portion	26,790
Long-term portion of lease obligations	$6,709

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

HEP Investments, LLC

During the six months ended June 30, 2021, the Company and HEP Investments, LLC (“HEP”, or “HEP Investments”) agreed to exchange the $9,000 in related party debt into an equal investment of $9,000 in the Participation Agreements (see Note 8 – Deferred Revenue and Participation Agreements). This agreement eliminated any remaining third-party debt with HEP Investments. As of June 30, 2021, there were no Loans Payable to related parties.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP Investments entered into the following documents, effective as of December 1, 2011, as amended through May 16, 2018: (i) a Loan Agreement under which HEP Investments has agreed to advance up to $20,000,000 to the Company, subject to certain conditions, (ii) an 11% Convertible Secured Promissory Note in the principal amount of $20,000,000 (“Note”) (of which a total of $18,470,640 has been funded, the total amount of which, along with accrued interest was subsequently converted into 2,577,810 shares of common stock, leaving a balance advanced of $ -0- as of June 30, 2021), (iii) a Security Agreement, under which the Company granted HEP Investments a security interest in all of its assets, (iv) issue HEP Investments warrants to purchase 20,834 shares of common stock at an exercise price of $9.60 per share (including a cashless exercise provision) which expired September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to HEP Investments in connection with the Loan transaction, in each case subject to completion of funding of the full $20,000,000 called for by the Loan Agreement, and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted HEP Investments a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to HEP Investments under the Note and related documents. HEP Investments’ Notes were convertible into the Company’s restricted common stock at $8.00 per share and bear interest at the rate of 11% per annum. In addition, certain of the Company’s subsidiaries guaranteed the Company’s obligations under the Note. The Company also made certain agreements with HEP Investments which were to remain in effect if any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of HEP Investments. Two representatives of HEP Investments have the right to attend Board of Director meetings as non-voting observers.

In January 2019, and in connection with the Convertible Note, HEP Investments entered into a life insurance policy for Andrew Dahl, our Chief Executive Officer. On February 23, 2021, the Company and Lender entered into a Letter Agreement in which the Company agreed to pay certain premiums of $2,565 per month under the life insurance policy while payments under the Convertible Note remain outstanding. As of June 2, 2021, the Company ceased paying premiums on the life insurance policy for Andrew Dahl.

On March 29, 2019, the Company and HEP Investments entered a “Debt Extension Agreement” whereby HEP Investments extended the maturity date of the Note to June 30, 2019. HEP Investments received no additional consideration related to this debt extension. The Company determined that the modification of these Notes was not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

On March 31, 2021, HEP Investments entered into a “Debt Extension and Conversion Agreement” with the Company. This agreement provides that the notes, including principal and accrued interest, automatically convert into shares of common stock per the original note provisions upon consummation of an underwritten public offering of the Company’s common stock.

On June 2, 2021, in accordance with the Debt Extension and Conversion Agreement between the HEP Investments and the Company, all of the outstanding debt and accrued interest for the Notes was automatically converted into common stock of the Company. The principal amount of $4,090,342 and the accrued interest to June 2, 2021, of $2,161,845 totaled $6,252,187; this total amount was converted into 781,524 shares of common stock at $8.00 per share. As of June 30, 2021, the Company has no further remaining financial obligations to the HEP Investments under the terms of the convertible notes. As of the conversion of the total outstanding principal and accrued interest balance, HEP Investments no longer retains a security interest in the Company’s intellectual property or other assets.

Paulson Investment Company, LLC - Related Debt

On August 24, 2016, the Company entered into a Placement Agent Agreement with Paulson Investment Company, LLC (“Paulson”). The agreement provided that Paulson could provide the Company with up to $2 million in financings through “accredited investors” (as defined by Regulation D of the Securities Act of 1933, as amended). As of December 31, 2016, the Company received funding of $1,250,000 through seven (7) individual loans (the “New Lenders”). Each loan included a (i) a Loan Agreement of the individual loan, (ii) a Convertible Secured Promissory Note (“New Lenders Notes”) in the principal amount of the loan, (iii) a Security Agreement under which the Company granted HEP Investments a security interest in all of its assets and (iv) an Intercreditor Agreement with HEP Investments, LLC (HEP) whereby HEP and the New Lenders agree to participate in all collateral on a pari passu basis. The loans have a two-year term and mature in September 2018 ($600,000) and October 2018 ($650,000). Paulson received a 10% cash finance fee for monies invested in the Company in the form of convertible debt, along with 5 year, $8.00 warrants equal to 15% of the number of common shares for which the debt is convertible into at $8.00 per share. The New Lenders Notes are convertible into the Company’s restricted common stock at $8.00 per share and bear interest at the rate of 11% per annum.

On September 24, 2018, one New Lender converted $300,000 of the debt and $64,280 of accrued interest into 45,535 shares of the Company’s common stock (at $8.00 per share). On May 8, 2019, one of the New Lenders bought the note of another New Lender.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT (continued)

Paulson Investment Company, LLC - Related Debt (continued)

On January 15, 2020, two New Lenders converted $100,000 of the debt and $36,225 of accrued interest into 17,028 shares of the Company’s common stock (at $8.00 per share).

The New Lenders Notes state that they will be repaid as follows: accrued interest must be paid on the first and second anniversary of the Note and unpaid principal not previously converted into common stock must be repaid on the second anniversary of the New Lender Note.

In May 2021, each of the remaining three New Lenders entered into a Debt Extension and Conversion Agreement with the Company. These agreements provide that the notes, including principal and accrued interest, automatically convert into shares of common stock per the original note provisions upon consummation of an underwritten public offering of the Company’s common stock.

On June 2, 2021, in accordance with the “Debt Extension and Conversion Agreement” between the remaining New Lenders and the Company, all of the remaining outstanding debt and accrued interest for the New Lenders Notes were automatically converted to common stock. The principal amount of $850,000 and the accrued interest to June 2, 2021, of $436,369 totaled $1,286,369; this total amount was converted into 160,798 shares of common stock at $8.00 per share. As of June 30, 2021, the Company has no further remaining financial obligations to the New Lenders under the terms of the New Lenders Notes. All security interests of the New Lenders in the Company’s assets have been terminated.

Other Debt

In September 2014, the lender of the 1% convertible debentures agreed to rolling 30-day extensions until notice is given to the Company to the contrary. As of June 30, 2021, that agreement is still in place. The Company determined that the modification of these notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

Convertible debt consists of the following:
	June 30, 2021	December 31, 2020
	(Unaudited)
1% Convertible notes payable, due July 31, 2021 (at June 30, 2021)	$240,000	$240,000

11% Convertible note payable – HEP Investments, a related party. As of June 30, 2021 no notice of default has been received, and on that date all principal and associated accrued interest were converted into the Company’s common stock at $8.00 per share in accordance with the Debt Extension and Conversion Agreements	-	4,090,342

11% Convertible note payable – New Lenders; placed by Paulson. As of June 30, 2021 no notice of default has been received, and on that date all principal and associated accrued interest were converted into the Company’s common stock at $8.00 per share in accordance with the Debt Extension and Conversion Agreements	-	8,500,000
	240,000	5,180,342
Less: Current portion	240,000	5,180,342
Long term portion	$-	$-

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

NOTE 7 – NOTES PAYABLE – SBA PAYCHECK PROTECTION PROGRAM (continued)

Paycheck Protection Program Loan (continued)

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for forgiveness for all or a part of the PPP Loan. The amount of loan proceeds eligible for forgiveness, as amended, is based on a formula that takes into account a number of factors, including: (i) the amount of loan proceeds that are used by the Company during the covered period after the loan origination date for certain specified purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; (ii) the Company maintaining or rehiring employees, and maintaining salaries at certain levels; and (iii) other factors established by the SBA. Subject to the other requirements and limitations on loan forgiveness, only that portion of the loan proceeds spent on payroll and other eligible costs during the covered period will qualify for forgiveness. Although the Company currently intends to use the entire amount of the PPP Loan for qualifying expenses, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The Note contains customary events of default as follows. The Company:

•	Fails to make a scheduled payment;

•	Fails to do anything required by the Note and other Loan Documents;

•	Defaults on any other loan with Bank;

•	Is not eligible to receive a loan under the PPP when the PPP Loan is made;

•	Does not disclose, or anyone acting on their behalf does not disclose, any material fact to Bank or SBA;

•	Makes, or anyone acting on their behalf makes, a materially false or misleading representation to Bank or SBA;

•	Defaults on any loan or agreement with another creditor, if Bank believes the default may materially affect the Company's ability to pay the Note;

•	Fails to pay any taxes when due;

•	Becomes the subject of a proceeding under any bankruptcy or insolvency law;

•	Has a receiver or liquidator appointed for any part of its business or property;

•	Makes an assignment for the benefit of creditors;

•

Has any adverse change in financial condition or business operation that Bank believes may materially affect the Company's ability to pay the Note, provided that this provision shall not apply to adverse changes or conditions resulting from the Covid-19 pandemic and the circumstances giving rise to the CARES Act;

•

Reorganizes, merges, consolidates, or otherwise changes ownership or business structure, (2) makes any distribution of the Company's assets that would adversely affect its financial condition, or (3) transfers (including by pledge) or disposes of any assets except in the ordinary course of business, in each case without Bank's prior written consent; or

•	Becomes the subject of a civil or criminal action that Bank believes may materially affect the Company's ability to pay the Note.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEFERRED REVENUE - PARTICIPATION AGREEMENTS

From April 13, 2020, through June 30, 2021, the Company entered into twenty-one (21) License Co-Development Participation Agreements (the “Participation Agreements”) with certain accredited investors (“Participants”) for an aggregate of $2,985,000. The Participation Agreements provide for the issuance of warrants to such Participants and allows the Participants to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from ZIVO’s algae cultures. Specifically, ZIVO has agreed to provide to the Participants a 44.78% “Revenue Share” of all license fees generated by ZIVO from any licensee (See the Table below).

According to the terms of the Agreements, and pursuant to ASC 470-10-25 “Debt – Sales of Future Revenues” the Company has bifurcated the proceeds of $2,985,000 as follows: 1) the 106,315 warrants sold were attributed a value of $953,897 based on the Black Scholes pricing model using the following assumptions: volatilities ranging from 139.55% to 154.26%; annual rate of dividends 0%; discount rates ranging from 0.26% to 0.45%, and recorded as Additional Paid In Capital; 2) the remaining $2,031,103 was recorded as Deferred Revenue – Participation Agreements. Since the Company believes there is a rebuttable presumption pursuant to ASC 470-10-25.2, the Deferred Revenue – Participation Agreements will be amortized into income, using an estimate to be determined by Management, if and when the Company derives income from the license or sale of bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures.

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

								Buy-back	Buy-back
								Premium	Premium
							Minimum	%	%
Agreement	Date of	Amount			Exercise	Revenue	Payment	pre-18	post 18
#	Funding	Funded	Warrants	Term	Price	Share	Threshold	mos.	mos.
1	Apr 13, 2020	$100,000	3,750	5 Years	$9.60	1.50%	-	40%	40%
2	Apr 13, 2020	150,000	5,625	5 Years	9.60	2.25%	-	40%	40%
3	Apr 13, 2020	150,000	5,625	5 Years	9.60	2.25%	-	40%	40%
4	May 7, 2020	250,000	9,375	5 Years	9.60	3.75%	-	40%	40%
5	Jun 1, 2020	275,000	10,313	5 Years	8.80	4.13%	$82,500	40%	50%
6	Jun 3, 2020	225,000	8,438	5 Years	8.80	3.38%	67,500	40%	50%
7	Jul 8, 2020	100,000	3,750	5 Years	9.60	1.50%	30,000	40%	50%
8	Aug. 24, 2020	125,000	4,688	5 Years	9.60	1.88%	37,500	40%	50%
9	Sept. 14, 2020	150,000	5,625	5 Years	9.60	2.25%	45,000	40%	50%
10	Sept.15, 2020	50,000	1,875	5 Years	9.60	0.75%	15,000	40%	50%
11	Sept.15, 2020	50,000	1,875	5 Years	9.60	0.75%	15,000	40%	50%
12	Sept.25, 2020	300,000	5,625	5 Years	9.60	4.50%	420,000	40%	50%
13	Oct. 8, 2020	500,000	18,750	5 Years	9.60	7.50%	150,000	40%	40%
14	Oct. 4, 2020	100,000	3,750	5 Years	9.60	1.50%	30,000	40%	40%
15	Oct. 8, 2020	250,000	9,375	5 Years	9.60	3.75%	75,000	40%	40%
16	Oct. 9, 2020	50,000	1,875	5 Years	9.60	0.75%	15,000	40%	40%
17	Dec. 16, 2020	10,000	375	5 Years	9.60	0.15%	3,000	40%	50%
18	Jan. 22, 2021	40,000	1,500	5 Years	11.20	0.60%	12,000	40%	50%
19	Jan. 25, 2021	40,000	1,500	5 Years	11.20	0.06%	12,000	40%	50%
20	Jan. 27, 2021	25,000	938	5 Years	11.20	0.38%	7,500	40%	50%
21	May 14, 2021	45,000	1,688	5 Years	10.40	0.68%	13,500	40%	50%
		$2,985,000	106,315			44.78%	$1,030,500

Certain of the Participation Agreements are owned by related parties.  Participation Agreements numbers 8, 14, and 19 totaling $265,000 are owned by HEP Investments, Participation Agreement 21 in the amount of $45,000 is owned by MKY MTS LLC an entity controlled by the owners of HEP Investments, and Participation Agreement 13 in the amount of $500,000 is owned by Strome.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

Recapitalization - Reverse Stock Split

On November 11, 2020, ZIVO’s stockholders approved a reverse stock split of its common stock within the range of 1-for-25 to 1-for-120 of our authorized, issued, and outstanding shares of common stock. The Board was given discretion to determine the final ratio, effective date, and date of filing of the certificate of amendment to our articles of incorporation, as amended, in connection with the reverse stock split.

 On May 27, 2021, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada (the “Certificate of Amendment”) to (i) effectuate a reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock and treasury shares on a 1-for-80 basis and (ii) decrease the number of total authorized shares of Common Stock of the Company from 1,200,000,000 to 150,000,000 shares. The Certificate of Amendment became effective at 12:01 a.m. (Eastern Time) on May 28, 2021 (the “Effective Time”).

As of the Effective Time, every 80 shares of issued and outstanding Common Stock were converted into one share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, a holder of record of old Common Stock as of immediately prior to the Effective Time who would otherwise have been entitled to a fraction of a share was entitled to receive cash in lieu thereof.

The Company’s transfer agent, Issuer Direct Corporation acted as the exchange agent for the Reverse Stock Split. The Reverse Stock Split did not alter the par value of the Company’s common stock or modify any voting rights or other terms of the Common Stock. In addition, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding stock options and warrants to purchase shares of Common Stock, and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive plan will be reduced proportionately.

All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock. A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Split.

Stock Issuances

During the six months ended June 30, 2021, the Company issued 139,668 shares for proceeds of $1,514,970, to private investors. In addition, during this same period, a related party purchased 4,464 shares of the Company’s common stock at $11.20 per share for proceeds of $50,000. The Company, on June 15, 2021, issued 5,000 shares of restricted common stock to CorProminence, LLC (d/b/a COREir) for services in accordance with the consulting agreement between COREir and the Company (See Note 10 – Commitment and Contingencies). The shares were value at the market price on June 15, 2021, $4.48 per share for a total expense of $22,400

On June 2, 2021, the Company completed its planned public offering of common stock shares and common stock warrants. The Company issued 2,760,000 units (each unit consisting of one share of the Company’s common stock and one 5 year warrant to purchase one share of common stock for $5.50 per share) for gross proceeds of $13,800,000, and net proceeds of $12,177,362 after related underwriting and other costs of $1,622,638.

During the six months ended June 30, 2020, the Company issued 1,953 shares at $12.80 per share for proceeds of $25,000, to private investors.

Stock Warrants Exercised

During the six months ended June 30, 2021, warrants to purchase 139,100 shares of the Company’s common stock were exercised on a “cashless” basis resulting in the issuance of 54,361 shares of common stock.

During the six months ended June 30, 2020, HEP Investments, a principal shareholder and related party, assigned warrants to purchase 53,125 shares of the Company’s Common Stock to third party investors. These warrants were exercised at $8.00 per share resulting in proceeds of $425,000. Due to the nature of this transaction, the Company considered the warrants to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $495,501 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 128.20% to 142.46%; annual rate of dividends 0%; discount rates ranging from 0.41% to 1.65%.

During the six months ended June 30, 2020, warrants to purchase 57,875 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 27,435 shares of common stock.

In addition, the Company issued 24,188 shares of the Company’s Common Stock at an average price of $6.40 per share for proceeds of $155,400 from the exercise of warrants.

Sale of Common Stock Warrants

During the six months ending June 30, 2021, and in connection with the License Co-Development Participation Agreements (“Participation Agreements”) (see Note 8), the Company sold warrants to purchase 5,624 shares of common stock for $55,697. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 129.13% to 140.20%; annual rate of dividends 0%; discount rate 0.41% to 0.87%.

On June 2, 2021, the Company completed its planned public offering of common stock shares and common stock warrants. As part of the transaction, the Company sold 414,000 warrants to purchase up to an aggregate 414,000 shares of common stock at $5.50 per share with a life of 5 years from the date of purchase, from the overallotment option that was exercised by the underwriter for $4,140. Additionally, the underwriters exercised their options to purchase 8% of the number of common shares in the offering or warrants for 220,800 common shares, for an aggregate price to the Company of $100 (“Representative Warrants”).

During the six months ending June 30, 2020, in connection with the License Co-Development Participation Agreements (“Participation Agreements”) (see Note 8), the Company sold warrants to purchase 43,125 shares of common stock for $117,474. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 147.12% to 154.26%; annual rate of dividends 0%; discount rate 0.29% to 0.44%.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Subject to adjustment as described in the 2019 Incentive Plan, the aggregate number of common shares (“Shares”) available for issuance under the 2019 Incentive Plan is One Million Two Hundred Seventy-Five Thousand (1,275,000) Shares. The exercise price of each Share subject to an Option (as defined in the 2019 Incentive Plan) shall be at least the Fair Market Value (as defined in the 2019 Incentive Plan) (except in the case of an incentive stock option granted to more than 10% shareholder of the Company, in which case the price should not be less than 110% of the Fair Market Value) on the date of the grant of a Share and shall have a term of no more than ten years. As of June 30, 2021, 781,250 Options have been issued with terms between 5 years and 10 years. Based on certain performance milestones, the grant agreements also provide for the issuance of an additional 150,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2019 Omnibus Long-term Incentive Plan) on the date of the grant of a Share and with a term of no more than ten years.

Common Stock Options

A summary of the status of the Company’s Options related to the 2019 Incentive Plan is presented below:

	June 30, 2021		December 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	606,250	$9.67	362,500	$8.11
Issued	175,000	11.22	243,750	11.98
Outstanding, end of period	781,250	$10.02	606,250	$9.67

Options outstanding and exercisable by price range as of June 30, 2021, were as follows:

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Range of Exercise Price	Number	Weighted Average Exercise Price
$8.00-8.99	375,000	8.10	$8.00-8.99	357,813	$8.02
9.00-9.99	25,000	4.13	9.00-9.99	12,500	9.60
11.00-11.99	187,500	9.44	11.00-11.99	62,500	11.26
12.00-12.99	193,750	4.29	12.00-12.99	150,000	12.67
	781,250	7.35		582,813	$9.60

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock Warrants - Unregistered

A summary of the status of the Company’s unregistered warrants is presented below:

	June 30, 2021		December 31, 2020
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	2,502,291	$7.67	2,427,634	$7.43
Issued	226,426	5.51	287,564	9.34
Exercised	(139,099)	6.41	(179,564)	7.26
Cancelled	-	-	-	-
Expired	(1,563)	7.20	(33,343)	7.08
Outstanding, end of period	2,588,055	$7.56	2,502,291	$7.67

Unregistered warrants outstanding and exercisable by price range as of June 30, 2021, were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$4.00-4.99	213,125	1.04	$4.00-4.99	213,125	$4.75
5.00-5.99	252,050	4.46	5.00-5.99	252,050	5.51
6.00-6.99	242,341	3.05	6.00-6.99	242,341	6.40
7.00-7.99	1,250	1.08	7.00-7.99	1,250	7.20
8.00-8.99	1,604,850	1.90	8.00-8.99	1,604,850	8.02
9.00-9.99	231,938	4.20	9.00-9.99	231,938	9.60
10.00-10.99	1,688	4.87	10.00-10.99	1,688	10.40
11.00-11.99	35,813	2.50	11.00-11.99	35,813	11.20
14.00-14.99	5,000	3.50	14.00-14.99	5,000	14.40
	2,588,055	2.40		2,588,055	$7.56

Common Stock Warrants - Registered

A summary of the status of the Company’s registered warrants is presented below:

	June 30, 2021		December 31, 2020
	Number of Registered Warrants	Weighted Average Exercise Price	Number of Registered Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-	-	$-
Issued	3,174,000	5.50	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	3,174,000	$5.50	-	$-

Registered warrants outstanding and exercisable by price range as of June 30, 2021, were as follows:

Outstanding Registered Warrants			Exercisable Registered Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$5.50	3,174,000	4.89	$5.50	3,174,000	5.50
	3,174,000	4.89		3,174,000	$5.50

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES

COVID-19

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic. Global pandemics and other natural disasters or geopolitical actions, including related to the COVID-19 pandemic, could affect the Company’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Prior to the COVID-19 pandemic, the expectation was that there would be forward moment with the production of our algal biomass, validation, and purification. However, these were temporarily suspended and/or delayed, and many continue in diminished capacity.

Employment Agreements

We currently have compensation agreements with our President / Chief Executive Officer, one with our present Chief Financial Officer, and a separation agreement with our former Chief Financial Officer.

Mr. Dahl’s Employment Agreement:

The Company’s Chief Executive Officer, Andrew Dahl, is serving as Chief Executive Officer under the terms of an amended and restated employment agreement dated November 15, 2019 (“Dahl Agreement”) that superseded all prior employment agreements and understandings. Under the terms of the Dahl Agreement, Mr. Dahl’s agreement provides for a term of three years, with successive automatic renewals for one-year terms, unless either party terminates the Dahl Agreement on at least 60 days’ notice prior to the expiration of the then current term of Mr. Dahl’s employment. Mr. Dahl has received an annual base salary, commencing on June 1, 2019, of $440,000 (“Dahl Base Salary”), of which $7,500 per month has been deferred until either of the following events occur: (i) within five (5) years after the effective date, the Company enters into a term sheet to receive at least $25,000,000 in equity or other form of investment or debt on terms satisfactory to the board of directors of the Company including funding at closing on such terms of at least $10 million; or (ii) within 12 months after the effective date that the Company receives revenue of at least $10 million. The Dahl Base Salary is subject to annual review and increase (but not decrease) by the Board during the employment term with minimum annual increases of 4% over the previous year’s Dahl Base Salary.

Mr. Dahl is entitled to a Revenue Bonus (as defined in the Dahl Agreement) equal to 2% of the Company’s revenue contribution in accordance with a formula as detailed in the Dahl Agreement.

Mr. Dahl was awarded a non-qualified option to purchase 350,000 shares of the Company’s common stock at a price of $8.00 per share upon signing the Dahl Agreement. Mr. Dahl will be entitled to non-qualified performance-based options having an exercise price equal to the greater of $8.00 per share and the Fair Market Value (as defined in the 2019 Incentive Plan), upon the attainment of specified milestones as follows: (i) non-qualified option to purchase 12,500 common shares upon identification of bioactive agents in the Company product and filing of a patent with respect thereto; (ii) non-qualified option to purchase 18,750 common shares upon entering into a contract under which the Company receives at least $500,000 in cash payments; (iii) non-qualified option to purchase 18,750 common shares upon the Company entering into a co-development agreement with a research company to develop medicinal or pharmaceutical applications (where the partner provides at least $2,000,000 in cash or in-kind outlays); (iv) non-qualified option to purchase 18,750 common shares upon the Company entering into a co-development agreement for nutraceutical or dietary supplement applications (where the partner provides at least $2,000,000 in cash or in-kind outlays); and (v) non-qualified option to purchase 18,750 common shares upon the Company entering into a pharmaceutical development agreement. Note that item (i) was achieved in 2019 and the Company awarded a non-qualified option to purchase 12,500 common shares of the Company’s common stock at a price of $11.20 per share.

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

Mr. Marchiando’s Employment Agreement:

On January 1, 2021, the Company entered into an employment letter with Mr. Marchiando (“Marchiando Agreement”). Under the terms of the Marchiando Agreement, Mr. Marchiando will serve as Chief Financial Officer of the Company for one year, with successive automatic renewals for one-year terms, unless either party terminates the Marchiando Agreement on at least sixty days’ notice prior to the expiration of the then current term of the Marchiando Agreement. Mr. Marchiando will receive an annual base salary, commencing on January 1, 2021, of $280,000 (“Marchiando Base Salary”). The Marchiando Base Salary shall increase to $300,000 if within one (1) year after the effective date, the Company enters into a term sheet and receives the related financing to receive at least $10,000,000 in equity or other form of investment or debt (“Third Party Financing”) on terms satisfactory to the board of directors of the Company. On January 1, 2021, Mr. Marchiando received a stock option award issued pursuant to the Company’s 2019 Omnibus Long-Term Incentive Plan to purchase 162,500 shares of the Company’s common stock, with an exercise price of $11.20 per share. Vesting of these options shall be as follows: 37,500 shares vested immediately upon grant of the option award, and 15,625shares will vest on each 6-month anniversary of January 1, 2021. Mr. Marchiando shall also receive $25,000 upon the closing, prior to December 31, 2021, of a Third Party Financing that raises at least $10,000,000. If, upon the closing prior to December 31, 2021 of a Third Party Financing that raises over $13,000,000 for the Company, Mr. Marchiando shall receive a maximum bonus of $50,000, as long as Mr. Marchiando is employed at the time of closing. On June 15, 2021, the Company paid Mr. Marchiando $50,000 in accordance with the Marchiando Agreement and the closing of the June 2021 Offering that raised gross funds to the Company of roughly $13,800,000.

If Mr. Marchiando’s employment is terminated by the Company due to death or Disability, or without Cause, or if Mr. Marchiando resigns for Good Reason (each as defined in the Marchiando Agreement) or if either party does not renew the employment term, Mr. Marchiando will be entitled to receive the following severance benefits: a continuation of the Marchiando Base Salary for one year, payment of an amount equal to Mr. Marchiando’s target bonus in the year of termination and a fully-vested, nonqualified stock option to purchase 12,500 shares of common stock. Additionally, all outstanding and contingent nonqualified options owned directly or beneficially by Mr. Marchiando shall be converted immediately into vested options, with terms as specified in the applicable award agreement.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES (continued)

Mr. Rice’s Employment Arrangement:

On March 4, 2020, the Company entered into an employment letter with Philip Rice, former Chief Financial Officer of the Company (“Rice Agreement”) that superseded all prior employment understandings and agreements. Under the terms of the Rice Agreement, Mr. Rice will serve as Chief Financial Officer of the Company for one year, with successive automatic renewals for one-year terms, unless either party terminates the Rice Agreement on at least sixty days’ notice prior to the expiration of the then current term of the Rice Agreement. Mr. Rice will receive an annual base salary, commencing on January 1, 2020, of $280,000 (“Rice Base Salary”). The Rice Base Salary shall increase to $300,000, when the following event occurs: within one (1) year after the effective date, the Company enters into a term sheet and receives the related financing to receive at least $15,000,000 in equity or other form of investment or debt (“Third Party Financing”) on terms satisfactory to the board of directors of the Company. On the date the Rice Agreement was executed, Mr. Rice received a $25,000 retention bonus, and a fully-vested nonqualified stock option to purchase 25,000 shares of the Company’s common stock at a price of $12.00 per share (these options were valued at $297,248 using the Black Scholes pricing model relying on the following assumptions: volatility 163.68%; annual rate of dividends 0%; discount rate 1.02%).

On January 7, 2021, the Company and Rice entered into a written agreement concerning Rice’s departure from the Company (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Rice resigned from his position as Chief Financial Officer of the Company effective on January 1, 2021, and following a transition period, agreed to resign from all positions as an officer or employee of the Company effective as of January 31, 2021 (the “Separation Date”). The Separation Agreement provides that Mr. Rice will receive certain benefits that he is entitled to receive under his employment agreement dated March 4, 2020. Accordingly, under the Separation Agreement, subject to non-revocation of a general release and waiver of claims in favor of the Company, the Company has agreed to pay Mr. Rice his base salary of $280,000 for one year and three weeks, beginning on the Separation Date, and grant him an option to purchase 12,500 shares of common stock. Pursuant to the Rice Agreement and the Separation Agreement, the Company paid to Mr. Rice on June 15, 2021, a $50,000 bonus that was tied to the successful June 2021 Offering.

Corporate Advisory Agreement

Effective July 9, 2019, the Company entered into an agreement with an Investment Opportunity Provider (IOP). The IOP has been engaged as an exclusive financial advisor in connection with the proposed securities offering and sale of up to $35 million of the Company’s common stock. The Company has agreed to pay the IOP, upon the acceptance of a successful financing transaction, a fee of 1% of the aggregate value of the transaction and a warrant to purchase up to 75,000 shares of common stock at an exercise price of $8.00 for a term of five years. As of June 30, 2021, in connection with this agreement, no successful financing transactions have taken place and no warrants have been issued.

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

Financial Consulting Agreement – July 2020

On July 16, 2020, the Company entered into an Advisory Agreement (“FC Agreement”). The FC Agreement calls for monthly fees of $10,000 per month. The FC Agreement is on a month-to-month renewal basis. Upon each renewal (starting with the second month), the Company shall issue a warrant to purchase 1,875 shares of common stock at an exercise price of $9.60 for a term of five years. The Company issued warrants to purchase 5,625 shares of common stock at an exercise price of $9.60 for a term of five years valued at $51,278 using the Black Scholes pricing model relying on the following assumptions: volatility 144.93% to 145.50%; annual rate of dividends 0%; discount rate 0.29% to 0.32% The Company terminated the FC Agreement in October 2020.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES (continued)

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”) (see Note 11 – Stockholders’ Deficiency). In May 2019, the Company issued a warrant to purchase 62,500 shares of common stock at an exercise price of $8.00 for a term of five years to the Consultant. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34%. In October 2019, 25,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand and five hundred (237,500) shares of the Company’s common stock at an exercise price of $8.00 per share. On November 24, 2020, the parties entered into a Second Amendment to the Supply Chain Consulting Agreement whereby the issuance to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand five hundred (237,500) shares of the Company’s common stock was reduced to one hundred sixty-two thousand five hundred (162,500) shares of the Company’s common stock, and a cashless warrant with a five-year term to purchase thirty-seven thousand five hundred (37,500) shares of the Company’s common stock was issued to a member of the Consultant. The warrants were valued at $386,348 using the Black Scholes pricing model relying on the following assumptions: volatility 148.83%; annual rate of dividends 0%; discount rate 0.39%. As of June 30, 2021, the Development Project has not closed, and the warrants have not yet been issued.

The Board of Directors has also authorized the Company to issue to Consultant a cashless warrant with a five-year term to purchase 12,500 shares of the Company’s common stock at an exercise price of $8.00 per share at its discretion. As of June 30, 2021, such warrant has not been issued.

On March 1, 2021, the Company and the aforementioned “member of the Consultant” signed an amendment to the original consulting agreement. The member of the Consultant agreed to take on additional responsibilities related to the non-North America expansion of the Company biomass production network. Upon the successful formation, licensing and start of operations, the member of the Consultant will be granted warrants to purchase 40,625 shares of the Company’s common stock at the prevailing market price at that time. In addition, a monthly cash payment of $12,500 is included in the consulting agreement.

Marketing / Public Relations

On December 27, 2019, the Company entered into a Marketing / Public Relations Agreement (“MPR Agreement”) with a consultant (“MPR Consultant”). The MPR Agreement provides that the MPR Consultant will assist the Company in identifying and assist in the negotiation of potential licensing, product sales, joint ventures and venture financing of projects outside of the United States and provide advice for the Company’s long-term business strategy and commercial relationships. The MPR Agreement calls for the issuance of warrants to purchase up to 62,500 shares of the Company’s common stock at an exercise price based on the closing market price on the day of issuance, with a five-year term. For commercial transactions whose value is determined and agreed to by both parties exceeding $1,000,000 (“Qualifying Transaction”), the Company shall issue to MPR Consultant a warrant to purchase common stock in the amount of 6,250 shares. For each successive Qualifying Transaction of at least $1,000,000, the MPR Consultant shall be issued 3,750 shares up to a maximum cumulative award of 62,500 shares in warrant form in total.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES (continued)

Marketing / Public Relations (continued)

Further, the Company will pay a 4% commission on the revenue received on the sale of Company algal product to one or more entities identified and cultivated by the MPR Consultant, and on the revenue received from licensing the Company’s intellectual property to such entities identified and cultivated by the MPR Consultant, for a period of three (3) years from the effective date of a qualifying transaction. The Agreement also calls for a $5,000 payment upon signing and monthly payments of $5,000 once a Qualifying Transaction, the sale of an algal product or revenue from a licensing transaction occurs. As of June 30, 2021, a commercial transaction has not closed, and the warrants have not yet been issued and no commissions have been paid.

On June 11, 2021 the MPR Consultant and the Company signed a termination letter for the MPR Agreement. The Company agreed to pay the MPR Consultant $83,000 and business expenses of roughly $10,000 to terminate the MPR Agreement in full satisfaction of services performed through the termination date.

On February 15, 2021, the Company signed a consulting agreement with CorProminence, LLC (dba COREir) to provide us with investor relations and public relations services. The COREir agreement includes a provision to issue to COREir on the four (4) month anniversary of the Effective Date, or as soon thereafter as is practically possible, 10,000 authorized restricted shares of common stock (the “Shares”) of the Company, of which 5,000 shares shall vest immediately upon receipt, 2,500 shall vest on the eight (8) month anniversary of the contract Effective Date and 2,500 shares shall vest on the twelve (12) month anniversary of the effective date of the COREir agreement. In addition, the agreement requires the Company to pay COREir $15,000 per month, plus out of pocket expenses, for their consulting services.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Loan Payable – Related Party

See Note 5 – Loan Payable – Related Parties for disclosure of loans payable to related Parties.

Employment Agreement

See Note 10 – Commitments and Contingencies for disclosure of the employment agreements with the Chief Executive Officer and Chief Financial Officer.

Building Lease

The Company rents its office space in Keego Harbor, Michigan from M&M Keego Center LLC. This entity is controlled by an immediate family member of a principal shareholder. The Company rents an appropriate amount of space on a month-to-month basis and is paying what management believes to be a market competitive rate for the property.

Stock Issuances

On June 2, 2021, the Company completed its planned public offering of common stock shares and common stock warrants. Two of the Company’s board of directors participated in the offering; Chris Maggiore purchased 100,000 units, and Alison Cornell purchased 15,000 units. No other related parties participated in the offering.

NOTE 12 – SUBSEQUENT EVENTS

Stock Issuances

On July 1, 2021, our underwriter Maxim Group informed the Company that it would be partially exercising its overallotment option to purchase additional shares under the terms of the Underwriting Agreement between the parties. Maxim purchased 150,000 shares of additional common stock of the company at a price of $4.99 pursuant to the underwriting agreement. This option was only for common shares and was not for Units comprising a share of common stock and a warrant for one share of common stock. The Company collected approximately $740,000 in net proceeds from the transaction.

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

ZIVO Pipeline

•	Biotech:

•

Poultry Gut Health: ZIVO has conducted multiple poultry clinical trials to develop and refine a treatment for coccidiosis, a condition that inflames the digestive tracts of poultry, currently treated with various antibiotics, antimicrobials and chemicals.

•	Bovine Mastitis: ZIVO is developing a treatment for bovine mastitis derived from its proprietary algal culture and the bioactive agents contained within.

•	Canine Joint Health: Studies have indicated the potential of a chondroprotective property when our lead compound fraction was introduced into ex vivo canine joint tissues.

•

Human Immune Modulation: Early human immune cell in vitro and in vivo studies have indicated that one of the isolated and characterized biologically active molecules in the Company’s portfolio may serve as an immune modulator. ZIVO is conducting optimization of the immune modulating molecular complex for human and animal therapeutics and regulated immune products.

•	Agtech:

•	Human Food Ingredient: ZIVO algal biomass was GRAS affirmed in late 2018 and is therefore available and suitable for human consumption as an ingredient in foods and beverages.

•

Joint/Exertion Recovery: Previous animal studies involving ZIVO’s algal biomass supported some early evidence that ZIVO’s algal biomass may have potential health benefits in animals, but further testing and validation is required to make specific structure/function claims for human sports nutrition applications, if any, per regulatory requirements.

•

Poultry Feed: ZIVO anticipates that following commercialization, dried ZIVO algal biomass would be mixed directly into poultry feed at an estimated ratio of 1kg to 1000kg at the feed mill and may be fed continuously from hatch to harvest, or at certain time periods in the grow cycle.

•	Aquaculture: A third party aquafeed laboratory has indicated to ZIVO that early research yielded positive results regarding the suitability of ZIVO’s algal biomass for the aquafeed market.

•

Skin Health: ZIVO is developing its algal biomass as a skin health ingredient, with topical skin product testing started in the third quarter of 2020, and pre-clinical efficacy claims studies planned for ingestible and topical products.

Results of Operations for the three months ended June 30, 2021 and 2020

The following table summarizes ZIVO’s operating results for the periods indicated)

	Quarter ended June 30,
	2021	2020
Revenue:	$-	$-
Total revenue	-	-
Costs and expenses:
Cost of goods sold
Research and development	467,918	436,695
Professional Fees and Consulting Expense	320,921	219,037
Selling, general and administrative	960,567	374,202
Total costs and expenses	1,749,406	1,029,934
Operating loss	(1,749,406)	(1,029,934)
Other income (expense):
Interest income		-
Other income (expense)	(96,242)	(136,901)
Total other income, net	(96,242)	(136,901)
Net loss	$(1,845,648)	$(1,166,835)

Net Sales.

We had no sales during the three months ended June 30, 2021, and in the three months ended June 30, 2020.

Cost of Sales.

We had no cost of sales during the three months ended June 30, 2021 and 2020.

General and Administrative Expenses.

General and administrative expenses were $960,567 for the three months ended June 30, 2021, as compared to $374,202 for the comparable prior period. The increase of approximately $585,000 in general and administrative expense during 2021 is due primarily to the following: $560,000 increase in salary expenses, including an increase in non-cash compensation of $390,000 and a cash compensation increase of $170,000, an $8,000 increase in rent and utilities, a $23,000 increase in corporate insurance, and an increase of $11,000 in travel, partially offset by a $14,000 decrease in personnel benefits.

Professional and Consulting Expenses.

Professional and consulting expenses were $320,921 for the three months ended June 30, 2021, as compared to $219,037 for the comparable prior period. The increase of approximately $102,000 in professional and consulting expense during 2021 that can be attributed primarily to increases of $35,000 for business consultants, $27,000 for public/investor relations, and $26,000 in legal expenses.

Research and Development Expenses.

For the three months ended June 30, 2021, we incurred $467,918 in research and development expenses, as compared to $436,695 for the comparable period in 2020. An overall increase in research and development costs of $31,000 versus the prior year period. Included in this is an increase of $95,000 increase in cash compensation driven by headcount increases. Other non-salary related costs were $64,000 lower than the previous period, due to lower external laboratory and consultancy costs.

Results of Operations for the six months ended June 30, 2021, and 2020

The following table summarizes ZIVO’s operating results for the periods indicated

	Six Months ended June 30,
	2021	2020
Revenue:	$-	$20,000
Total revenue	-	20,000
Costs and expenses:
Cost of goods sold
Research and development	1,114,670	2,012,795
Professional Fees and Consulting Expense	481,515	375,486
Selling, general and administrative	2,236,795	1,067,775
Total costs and expenses	3,832,980	3,456,056
Operating loss	(3,832,980)	(3,436,056)
Other income (expense):
Interest income	-	-
Other income (expense)	(231,647)	(273,577)
Total other income, net	(231,647)	(273,577)
Net loss	$(4,064,627)	$(3,709,813)

Net Sales.

We had no sales during the six months ended June 30, 2021, and $20,000 of service revenue earned in the six months ended June 30, 2020.

Cost of Sales.

We had no cost of sales during the six months ended June 30, 2021 and 2020.

General and Administrative Expenses.

General and administrative expenses were $2,236,795 for the six months ended June 30, 2021, as compared to $1,067,775 for the comparable prior period. The increase of approximately $1, 170,000 in general and administrative expense during 2021 is due primarily to the following: $1,125,000 increase in salary expenses, including an increase in non-cash compensation of $707,000 and a cash compensation increase of $422,000, a $21,000 increase in rent and utilities, a $62,000 increase in corporate insurance, and a $4,000 increase in travel expenses, partially offset by a ($21,000) reduction in personnel benefits.

Professional and Consulting Expenses.

Professional and consulting expenses were $481,515 for the six months ended June 30, 2021, as compared to $375,486 for the comparable prior period. The increase of approximately $106,000 in professional and consulting expense during 2021 that can be attributed to a $58,000 increase in investor/public relations, higher business consultant expense of $68,000, and higher listing fees of $27,000, partially offset with lower general legal ($30,000) and accounting expense ($24,000).

Research and Development Expenses.

For the six months ended June 30, 2021, we incurred $1,114,670 in research and development expenses, as compared to $2,012,795 for the comparable period in 2020. An overall reduction in research and development costs of ($898,000) versus the prior year period.  Included in this is a decrease in non-cash salary related costs of $720,000 offset by a cash salary increase of $170,000.   Other non-salary related costs were also $369,000 lower than the previous period.  Included in these non-salary savings were lower sample creation cost of ($113,000), lower R&D related travel of ($23,000), and lower outside laboratory/consultancy costs of ($259,000).

Statement of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
Net cash used in operating activities	$(3,100,368)	$(1,122,816)	$(1,977,550)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	13,865,770	895,574	12,970,194
Effect of exchange rate changes on cash	-	-	-
Net increase (decrease) in cash	$10,765,402	$(227,242)	$10,992,644

Net cash used in operating activities

During the six months ended June 30, 2021, our operating activities used $3,100,368 in cash, an increase of $1,977,550 from the comparable prior period. The approximate $2 million increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): an increase in non-cash option expense of $1.3 million that was more than fully offset by an increase in net loss of $350,000, a reduction in accounts payable of $755,000, lowered deferred revenue of $940,000, and lower levels of non-cash stock issued in exchange for services of $1.2 million.

Net cash used by investing activities

During the six months ended June 30, 2021, and 2020, there were no investing activities.

Net cash provided by financing activities

During the six months ended June 30, 2021, our financing activities generated $13,865,770, an increase of approximately $13 million from the comparable prior period. The increase in cash provided by financing activities was due to the Company June 2, 2021,  public offering which netted the Company roughly $12.2 million of cash, and higher proceeds of approximately $1.5 million from the direct sales of common stock; these increases were partially offset by lower cash received from the lower proceeds from the exercise of warrants for cash of $580,000, lower sales of warrants for common stock of $70,000 and lower proceeds from notes payable of $110,000.

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

As of August 10, 2021, we had a cash balance of approximately $ 11,025,696. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the six months ended June 30, 2021, we incurred negative cash flows from operations of $3,100,368. June 30, 2021, we had a working capital surplus of $7,419,643 and a stockholders’ surplus of $7,332,972. Although, since January 1, 2021, we received funding of $12.2 million from the proceeds of the June 2021 Offering and $1.5 million from the direct sale of stock, we have a need for additional capital to enable the Company to achieve its strategic objectives.

Historical Capital Resources

As of June 30, 2021, our principal source of liquidity consisted of cash deposits of $10,903,264.  We anticipate that we will continue to incur losses for the foreseeable future until and unless we generate an adequate level of income from commercial sales and licensing to cover expenses.

Our source of cash, outside of product revenues, to date has been proceeds from the issuances of notes with warrants, common stock with and without warrants and loans, the terms of which are further described below. See also “—Funding Requirements and Outlook” below.

Between January 1, 2020, and June 1, 2021, we entered into direct Subscription Agreements with accredited investors pursuant to which we, in private placements, issued and sold an aggregate of 289,208 shares of the Company’s common stock for gross proceeds in the amount of $2,666,235. Additionally, we raised a net amount of $12,181,602 from the sale of 2,760,000 common shares of stock and warrants to purchase 3,174,000 shares of common stock.

Participation Agreements

From April 13, 2020, through June 30, 2021, the Company entered into twenty-one License Co-Development Participation Agreements (the “Participation Agreements”) with certain accredited investors (“Participants”) for an aggregate of $2,985,000. The Participation Agreements provide for the issuance of warrants to such Participants, and allows the Participants to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from ZIVO’s algae cultures. Specifically, ZIVO has agreed to provide to the Participants a 44.78% “Revenue Share” of all license fees generated by ZIVO from any licensee.

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

Cash Exercise of Warrants

From January 1, 2020 to June 30, 2021, the Company received gross proceeds from the cash exercise of outstanding warrants for common stock in the amount of $850,400.

Unsecured Loans

From January 1, 2020 to June 30, 2021, the Company received gross proceeds of $312,200 in unsecured loans. As of June 30, 2021, $185,200 principal and accrued interest remained outstanding under such loans.

Funding Requirements and Outlook

At June 30, 2021, we had $10,903,265 in cash. We estimate that we will require approximately $10,000,000 in cash over the next 12 months in order to fund our normal operations and to fund our research and development initiatives. Based on this cash requirement, we have a near term need for additional funding.

COVID-19 STATEMENT

The Company is carefully monitoring the effects the COVID-19 global pandemic is having on its operations. The COVID-19 pandemic and other outbreaks have resulted in and may continue to result in delays in or the suspension of product development activities, regulatory work streams, research and development activities and other important commercial functions. The Company is also dependent upon third parties for the production and growth of our proprietary algae strains. As the COVID-19 pandemic continues, the Company has experienced, and may continue to experience additional disruptions that could severely impact the business and planned trials, including:

•	diversion of contract research organization (“CRO”) resources away from the conduct of studies, including the diversion of available test sites supporting the conduct of clinical trials;

•	changes in local regulations as part of a response to the COVID-19 which may require changes to the way in which trials are conducted and may result in unexpected costs; and

•

delays in necessary interactions with academic researchers at universities, life science research labs, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive and principal financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened material legal proceeding

Item 1A. Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. You should carefully consider the risks and uncertainties described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all securities that we have issued since April 1, 2021 without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Common Stock:

Name	Form	Date	Common Stock Shares	Amount Received
KIM D	Purchase of Common Stock	8-Apr-21	1,785	$20,000
KIM M	Purchase of Common Stock	8-Apr-21	1,785	$20,000
KIM C	Purchase of Common Stock	8-Apr-21	2,678	$30,000
KIM K	Purchase of Common Stock	8-Apr-21	892	$10,000
KIM W	Purchase of Common Stock	8-Apr-21	4,464	$50,000
LEE Y	Purchase of Common Stock	8-Apr-21	892	$10,000
CHOI M	Purchase of Common Stock	8-Apr-21	892	$10,000
Eliot-Cohen	Purchase of Common Stock	13-Apr-21	4,807	$50,000
Hanna	Purchase of Common Stock	14-Apr-21	8,928	$100,000
Luz Investments, LLC	Purchase of Common Stock	22-Apr-21	4,464	$50,000
Sridharan	Purchase of Common Stock	23-Apr-21	6,696	$75,000
River Integrity	Warrant exercise (cashless)	16-Apr-21	299
Cypress Cove	Warrant exercise (cashless)	30-Apr-21	53,828
Phil Rice	Warrant exercise (cashless)	04-May-21	234
Charles Orchard	Purchase of Common Stock	15-May-21	4,807	$49,970
HEP	Conversion of Debt	03-Jun-21	455,238
Strome	Conversion of Debt	03-Jun-21	326,286
Struve	Conversion of Debt	03-Jun-21	47,308
Anderson	Conversion of Debt	03-Jun-21	18,912
Chitayat	Conversion of Debt	03-Jun-21	94,578
CorProminence LLP	Payment for Services	15-Jun-21	5,000

Warrant Issuances:

Name	Date	Exercise Price	Shares Underlying Warrant	Consideration
KMY FTS Sales LLC	05/14/21	$10.40	1,688	Per Co-Development Participation Agreement
Underwriters for the June 2021 Offering	06/02/21	$5.50	220,800	Expenses associated with underwriting our offering

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

3.1

Certificate of Amendment filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021)

4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021)
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021)
4.3+

Warrant Agency Agreement, dated June 2, 2021, by and between the Company and Direct Transfer LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021)

10.1+

Underwriting Agreement, dated May 27, 2021, by and between the Company and Maxim Group LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021)

10.2

Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 19, 2021)

10.3

Form of Paulson Convertible Note (incorporated by reference to Exhibit 10.45 to the Company’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 26, 2021)

10.4

Form of Shapiro Convertible Note (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 26, 2021)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Furnished herewith (all other exhibits are deemed filed)

+ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.

Date: August 16, 2021	By:	/s/ Andrew Dahl
Andrew Dahl
Chief Executive Officer

	By:	/s/ Keith Marchiando
Keith Marchiando
Chief Financial Officer

