Form 10-Q
period 2021-09-30
Zivo Bioscience, Inc.
filed 2021-11-15
CIK 1101026

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(Address of principal executive offices)(zip code)

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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes ☐    No ☒

There were 9,419,660 shares of common stock, $0.001 par value, outstanding at November 11, 2021.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and nine months ended September 30, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	35
Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other information	36
Item 6.	Exhibits	37

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,803,398	$137,862
Prepaid Expenses	132,085	29,953
Total Current Assets	10,935,483	167,815

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS
Right of Use Asset, net	33,107	49,364
Deposits	3,000	3,000
Total Other Assets	36,107	52,364

TOTAL ASSETS	$10,971,590	$220,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$728,814	$1,559,627
Loans Payable, Related Parties	-	9,000
Convertible Debentures Payable	240,000	5,180,342
Deferred Revenue - Participation Agreements	2,031,103	1,936,800
Accrued Interest	95,282	2,464,724
Lease Liability, current portion	21,064	29,172
Accrued Liabilities – Other	431,397	214,250
Total Current Liabilities	3,547,660	11,393,915

LONG-TERM LIABILITIES:
Note -Payable – SBA Paycheck Protection Loan	-	121,700
Lease Liability, long term portion	3,400	15,178
Total Long-Term Liabilities	3,400	136,878

TOTAL LIABILITIES	3,551,060	11,530,793
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 150,000,000 and 1,200,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 9,417,160 and 5,162,945 issued and outstanding at September 30, 2021, and December 31, 2020.	9,417	5,163
Additional Paid-In Capital	112,473,855	87,747,898
Accumulated deficit	(105,062,742)	(99,063,675)
Total Stockholders' Equity (Deficit)	7,420,530	(11,310,614)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,971,590	$220,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended September 30, 2021	For the Three Months ended September 30, 2020	For the Nine Months ended September 30, 2021		For the Nine Months ended September 30, 2020
REVENUES:
Service Revenue	$-	$-	$		$20,000
Total Revenues		-			20,000

COSTS AND EXPENSES:
General and Administrative	736,014	458,755		2,972,810	1,526,530
Professional fees and Consulting expense	527,476	1,610,931		1,008,991	1,986,417
Research and Development	792,439	1,294,921		1,907,109	3,307,716

Total Costs and Expenses	2,055,929	3,364,607		5,888,910	6,820,663

LOSS FROM OPERATIONS	(2,055,929)	(3,364,607)		(5,888,910)	(6,800,663)

OTHER INCOME (EXPENSE):
Gain on Forgiveness of Debt	121,700	-		121,700	-
Interest expense	(210)	(24,281)		(43,253)	(72,890)
Interest expense – related parties	-	(113,867)		(188,604)	(339,015)
Total Other Income (Expense)	121,491	(138,148)		(110,157)	(411,906)

NET LOSS	$(1,934,438)	$(3,502,755)		$(5,999,067)	$(7,212,568)

BASIC AND DILUTED LOSS PER SHARE	$(0.21)	$(0.69)		$(0.86)	$(1.43)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,240,007	5,084,062		6,987,271	5,059,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2020	5,083,129	$5,083	$83,669,702	$(93,667,759)	$(9,992,974)
Issuance of warrants for services	-	-	713,647	-	713,647
Issuance of warrants for services – directors fees	-	-	1,248,616	-	1,248,616
Issuance of warrants for participation agreements	-	-	422,618	-	422,618
Common stock issued on warrant exercise	3,421	3	19,997	-	20,000
Net loss for the three months ended September 30, 2020	-	-	-	(3,502,755)	(3,502,755)

Balance, September 30, 2020	5,086,550	$5,086	$86,074,580	$(97,170,514)	$(11,090,848)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	9,068,657	$9,069	$110,452,207	$(103,128,304)	$7,332,972
Issuance of warrants for services			256,920		256,920
Public offering issue of stock, overallotment	150,000	150	748,350		748,500
Underwriting and other expenses for public offering			(75,191)		(75,191)
Common stock issued on registered warrant exercise	198,503	198	1,091,569		1,091,767
Net loss for the three months ended September 30, 2021	-			(1,934,438)	(1,934,438)

Balance, September 30, 2021	9,417,160	$9,417	$112,473,855	$(105,062,742)	$7,420,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	4,959,206	$4,959	$81,614,504	$(89,957,946)	$(8,338,483)
Issuance of warrants for services	-	-	1,612,622		1,612,622
Issuance of warrants for services – related party	-	-	297,248		297,248
Issuance of warrants for services – directors fees	-	-	1,248,616		1,248,616
Issuance of warrants for participation agreements	-	-	540,092		540,092
Issuance of common stock for cash	1,953	2	24,998		25,000
Common stock issued on conversion of 11% Convertible Debt and accrued interest	17,028	17	136,208		136,225
Common stock issued on warrant exercise	79,813	80	600,320		600,400
Cashless exercises of stock warrants	28,550	28	(28)		-
Net loss for the nine months ended September 30, 2020				(7,212,568)	(7,212,568)

Balance, September 30, 2020	5,086,550	$5,086	$86,074,580	$(97,170,514)	$(11,090,848)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	5,162,945	$5,163	$87,747,898	$(99,063,675)	$(11,310,614)

Issuance of warrants for services	-	-	1,601,909		1,601,909
Issuance of common stock for cash – related party	4,464	5	49,995		50,000
Issuance of common stock for cash	139,664	140	1,514,829		1,514,969
Issuance of warrants as per the Co-Participation Agreements	-	-	55,697		55,697
Common stock issued on cashless warrant exercise	54,361	54	(54)		-
Public offering issuance of stock and warrants	2,910,000	2,910	14,545,590		14,548,500
Fractional Shares from Split	(99)	-	-
Underwriting and other expenses for public offering	-	-	(1,697,829)		(1,697,829)
Warrants sold as part of the public offering	-	-	4,240		4,240
Common stock issued on registered warrant exercise	198,503	199	1,091,568		1,091,767
Common stock issued on conversion of 11% Convertible Debt and accrued interest	942,322	942	7,537,614		7,538,556
Stock issued for services	5,000	5	22,395		22,400
Net loss for the nine months ended September 30, 2021				(5,999,067)	(5,999,067)
Balance, September 30, 2021	9,417,160	$9,417	$112,473,855	$(105,062,742)	$7,420,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Cash Flows for Operating Activities:
Net Loss	$(5,999,067)	$(7,212,569)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock and warrants issued for services rendered – related party		297,248
Stock and warrants issued for services rendered	22,400	1,612,623
Warrants issued for Directors’ Fees	-	1,248,616
Employee Option Expense	1,601,909	-
Amortization of lease liability	16,257	-
Gain on Forgiveness of Debt	(121,700)
Changes in assets and liabilities:
(Increase) in prepaid expenses	(102,132)	(51,791)
Increase (Decrease) in accounts payable	(830,812)	528,462
Increase in deferred revenue – participation agreements	85,303	1,384,907
(Decrease) in lease liability	(19,886)	-
Increase in accrued liabilities and interest	445,919	505,568
Net Cash (Used) by Operating Activities	(4,901,809)	(1,686,936)

Cash Flows from Investing Activities:	-	-

Cash Flow from Financing Activities:
Proceeds from Loan Payable, related party – net of repayments	-	129,000
Proceeds of Loan Payable, other	190,500	121,700
Payments of Loan Payable, other	(190,500)	-
Proceeds from sale of common stock warrants – participation agreements	55,696	540,093
Proceeds from exercise of common stock warrants	-	580,400
Proceeds from public sale of common stock and common stock warrants	14,552,740	-
Proceeds from exercise of public warrants	1,091,767	-
Expenses related to public offering	(1,697,830)	-
Proceeds from direct sales of common stock	1,514,972	25,000
Proceeds from direct sales of common stock, related party	50,000	-
Net Cash Provided by Financing Activities	15,567,346	1,396,193

Increase/(Decrease) in Cash	10,665,536	(290,743)
Cash at Beginning of Period	137,862	346,111
Cash at End of Period	$10,803,398	$55,368

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,084	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2021:

During the nine months ended September 30, 2021, a related party applied the proceeds of a Loan Payable in the principal amount of $9,000, against an investment in a Participation Agreement.

During the nine months ended September 30, 2021, warrants to purchase 139,100 shares of the Company’s common stock were exercised on a “cashless” basis resulting in the issuance of 54,361 shares of common stock.

On June 2, 2021, pursuant to the terms of several Debt Extension and Conversion Agreements with holders of our 11% convertible debt, a total of $7,538,556 comprised of outstanding principal of $4,940,342 and interest of $2,598,214 of our convertible notes were automatically converted into 942,322 shares of common stock at $8.00 per share. See Note 6 – Convertible Debt for additional information.

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

During the quarter ended March 31, 2020, warrants to purchase 48,500 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 23,459 shares of common stock.

During the quarter ended June 30, 2020, a principal shareholder and related party assigned a warrant to purchase 6,250 shares of the Company’s Common Stock a third party investor and such warrant was exercised in the second quarter of 2020 at $8.00 per share resulting in the issuance of 6,250 shares of common stock for gross proceeds of $50,000. The Company considered the warrant to be contributed capital from a majority shareholder and recorded equity related finance charges. The warrants were valued at $42,090 using the Black Scholes pricing model relying on the following assumptions: volatility of 133.44%; annual rate of dividends 0%; discount rate of 0.41%.

During the quarter ended June 30, 2020, warrants to purchase 11,500 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 4,170 shares of common stock.

During the quarter ended September 30, 2020, $20,000 of Loan Payable, Related Parties were converted at $8.00 per share into 2,500 shares of the Company’s common stock.

During the quarter ended September 30, 2020, warrants to purchase 10,000 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 921 shares of common stock.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of ZIVO Bioscience, Inc. and its wholly- owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements have also been prepared on a basis substantially consistent with and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 25, 2021, as amended.

The Company’s common stock commenced trading on The Nasdaq Capital Market on May 28, 2021 under the ticker symbol “ZIVO.” Previously, the Company’s common stock was traded on the OTC Markets quotation system on the OTCQB.

Going Concern Uncertainty

The Company incurred a net loss of $5,999,067 for the nine months ended September 30, 2021. In addition, the Company had a working capital surplus of $7,387,823 and a stockholders’ equity of $7,420,530 at September 30, 2021. Notwithstanding the presently reported surpluses, our spending patterns and lack of revenue continue to raise substantial doubts about the Company's ability to continue as a going concern. During the nine months ended September 30, 2021, and prior to the June, 2021 Offering, the Company raised $1,564,970 from the issuance of common stock and exercise of common stock warrants and $150,000 from the proceeds from the sale of Participation Agreements and related warrants. On June 2, 2021, the Company completed the June, 2021 Offering from which the Company netted proceeds of $12,181,602 after related underwriting and other costs. In the third quarter of 2021, the Company received net proceeds from the sale of an overallotment of the June 2, 2021 Offering in the amount of $673,159, and received $1,091,767 from the exercise of public warrants. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are filed. The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less when purchased. At September 30, 2021, the Company did not have any Cash Equivalents.

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

For nine months ended September 30, 2021, and 2020, the Company had $0 and $20,000 of revenue, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. For the nine months ended September 30, 2021, and 2020, no shipping and handling costs were incurred.

Deferred Offering Expenses

During the three months ended March 31, 2021, the Company incurred $143,377 of costs directly related to our planned public securities offering. We have recorded those costs as Deferred Offering Expenses on our balance sheet and will reduce our proceeds from the security sale by those costs and any additional directly related future costs. On June 2, 2021, the Company successfully executed the public securities offering and applied those offering expenses against Additional Paid in Capital. As of September 30, 2021, the Company had no Deferred Offering Expenses.

Research and Development

Research and development costs are expensed as incurred. The Company's research and development costs, including internal expenses, consist of clinical study expenses as it relates to the biotech business and the development and growing of algae as it relates to the agtech business. These consist of fees, charges, and related expenses incurred in the conduct of business with Company development by independent outside contractors, and the cost of Company personnel who work on Research and Development activities. Total internal and external clinical studies study expenses were approximately $1,638,000 and $3,308,000 for the nine months ended September 30, 2021, and 2020, respectively.

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

During the nine months ended September 30, 2021, and 2020, stock options and warrants were granted to employees, the Board of Directors (“Board of Directors” or “Board”) and consultants of the Company. As a result of these grants, the Company recorded compensation expense of $1,624,309 and $3,158,487 for these periods, respectively.

The fair value of stock options and warrants was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected volatility	144.80% to 153.25%	144.39% to 184.19%
Expected dividends	0%	0%
Expected term	5 to 10 years	5 to10 years
Risk free rate	0.29% to 1.45%	0.28% to 2.31%

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

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of options, warrants and conversions of debentures. Potentially dilutive securities as of September 30, 2021, consisted of 52,957 common shares issuable upon the conversion of convertible debentures and related accrued interest and 6,164,573 common shares issuable upon the exercise of outstanding exercisable stock options and warrants. Potentially dilutive securities as of September 30, 2020, consisted of 957,234 common shares from convertible debentures and related accrued interest and 2,969,338 common shares from outstanding exercisable stock options and warrants. For the nine months ended September 30, 2021, and 2020 diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Advertising

Advertising costs are charged to operations when incurred. There were no advertising costs for the nine months ended September 30, 2021, and 2020.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

There were no depreciation and amortization expenses for the nine months ended September 30, 2021, and 2020 respectively.

NOTE 4 – LEASES

On December 17, 2020, the Company entered into a 25 ½ month lease agreement for a 2,700-square-foot facility that contains office, warehouse, lab and R&D space in Fort Myers, Florida. The lease agreement commenced on December 17, 2020 and ends on January 31, 2023. The agreement provided for a total rent of $54,993 over the period. Occupancy of the property commenced on December 17, 2020, there was a 6-week rent holiday and a commencement date of February 1, 2021. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Rent is $3,291 per month from January 15, 2021, to January 31, 2022 and $1,154 from February 1, 2022 to January 31, 2023.

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASES (continued)

Operating leases:

Assets:	September 30, 2021	December 31, 2020
	(Unaudited)
Operating lease right-of-use asset	$33,107	$49,364
Liabilities:
Current Portion of Long-Term Operating Lease	$21,064	$29,172
Long-Term Operating Lease, Net of Current Portion	3,400	15,178
	$24,464	$44,350

The components of lease expense are as follows within our condensed consolidated statement of operations:

	For the	For the
	Nine months	Nine months
	September 30, 2021	June 30, 2020
Operating lease expense	$19,409	$-

Other information related to leases where we are the lessee is as follows:

	For the	For the
	Nine months	Year ended
	September 30, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	1.33 Years	2.08 Years

Discount rate:
Operating leases	11.00%	11.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

For the
Nine months
September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:	$29,619

As of September 30, 2021, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2021	$9,874
December 31, 2022	15,989
Total minimum lease payments	25,863
Less: Interest	1,399
Present value of lease obligations	24,464
Less: Current portion	21,064
Long-term portion of lease obligations	$3,400

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOAN PAYABLE, RELATED PARTIES

HEP Investments, LLC

During the nine months ended September 30, 2021, the Company and HEP Investments, LLC (“HEP”, or “HEP Investments”) agreed to exchange the $9,000 in related party debt into an equal investment of $9,000 in the Participation Agreements (see Note 8 – Deferred Revenue and Participation Agreements). This agreement eliminated any remaining third-party debt with HEP Investments. As of September 30, 2021, there were no Loans Payable to related parties.

NOTE 6 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP Investments entered into the following documents, effective as of December 1, 2011, as amended through May 16, 2018: (i) a Loan Agreement under which HEP Investments has agreed to advance up to $20,000,000 to the Company, subject to certain conditions, (ii) an 11% Convertible Secured Promissory Note in the principal amount of $20,000,000 (“Note”) (of which a total of $18,470,640 has been funded, the total amount of which, along with accrued interest was subsequently converted into 2,577,810 shares of common stock, leaving a balance advanced of $ -0- as of September 30, 2021), (iii) a Security Agreement, under which the Company granted HEP Investments a security interest in all of its assets, (iv) issue HEP Investments warrants to purchase 20,834 shares of common stock at an exercise price of $9.60 per share (including a cashless exercise provision) which expired September 30, 2016 (from the original December 1, 2011 agreement), (v) enter into a Registration Rights Agreement with respect to all the shares of common stock issuable to HEP Investments in connection with the Loan transaction, in each case subject to completion of funding of the full $20,000,000 called for by the Loan Agreement, and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted HEP Investments a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to HEP Investments under the Note and related documents. HEP Investments’ Notes were convertible into the Company’s restricted common stock at $8.00 per share and bear interest at the rate of 11% per annum. In addition, certain of the Company’s subsidiaries guaranteed the Company’s obligations under the Note. The Company also made certain agreements with HEP Investments which were to remain in effect if any amount is outstanding under the Loan. These agreements include an agreement not to make any change in the Company’s senior management, without the prior written consent of HEP Investments. Two representatives of HEP Investments have the right to attend Board of Director meetings as non-voting observers.

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

On June 2, 2021, in accordance with the Debt Extension and Conversion Agreement between the HEP Investments and the Company, all of the outstanding debt and accrued interest for the Notes was automatically converted into common stock of the Company. The principal amount of 4,090,342 and the accrued interest to June 2, 2021, of $2,161,845 totaled $6,252,187; this total amount was converted into 781,524 shares of common stock at $8.00 per share. As of September 30, 2021, the Company has no further remaining financial obligations to the HEP Investments under the terms of the convertible notes. As of the conversion of the total outstanding principal and accrued interest balance, HEP Investments no longer retains a security interest in the Company’s intellectual property or other assets.

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

On June 2, 2021, in accordance with the “Debt Extension and Conversion Agreement” between the remaining New Lenders and the Company, all of the remaining outstanding debt and accrued interest for the New Lenders Notes were automatically converted to common stock. The principal amount of $850,000 and the accrued interest to June 2, 2021, of $436,369 totaled $1,286,369; this total amount was converted into 160,798 shares of common stock at $8.00 per share. As of September 30, 2021, the Company has no further remaining financial obligations to the New Lenders under the terms of the New Lenders Notes. All security interests of the New Lenders in the Company’s assets have been terminated.

Other Debt

In September 2014, the lender of the 1% convertible debentures agreed to rolling 30-day extensions until notice is given to the Company to the contrary. As of September 30, 2021, that agreement is still in place. The Company determined that the modification of these notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBT (continued)

Convertible debt consists of the following:
	September 30, 2021	December 31, 2020
	(Unaudited)
1% Convertible notes payable, due October 31, 2021 (at September 30, 2021)	$240,000	$240,000

11% Convertible note payable – HEP Investments, a related party. As of June 2, 2021 no notice of default has been received, and on that date all principal and associated accrued interest were converted into the Company’s common stock at $8.00 per share in accordance with the Debt Extension and Conversion Agreements	-	4,090,342

11% Convertible note payable – New Lenders; placed by Paulson. As of June 2, 2021 no notice of default has been received, and on that date all principal and associated accrued interest were converted into the Company’s common stock at $8.00 per share in accordance with the Debt Extension and Conversion Agreements	-	850,000
	240,000	5,180,342
Less: Current portion	240,000	5,180,342
Long term portion	$-	$-

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

In August 2021, the Company applied to the SBA for forgiveness of the outstanding loan principal and accrued interest under the CARES Act. On September 9, 2021, the Company received a Notification of Paycheck Protection Program Forgiveness Payment letter from the SBA confirming that the full amount of the principal, $121,700, and accrued interest, $1,653, were forgiven by the SBA. The Company recognized the forgiveness of debt as an Other Income.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEFERRED REVENUE - PARTICIPATION AGREEMENTS

From April 13, 2020, through September 30, 2021, the Company entered into twenty-one (21) License Co-Development Participation Agreements (the “Participation Agreements”) with certain accredited investors (“Participants”) for an aggregate of $2,985,000. The Participation Agreements provide for the issuance of warrants to such Participants and allows the Participants to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from ZIVO’s algae cultures. Specifically, ZIVO has agreed to provide to the Participants a 44.78% “Revenue Share” of all license fees generated by ZIVO from any licensee (See the Table below).

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

								Buy-back	Buy-back
								Premium	Premium
							Minimum	%	%
Agreement	Date of	Amount			Exercise	Revenue	Payment	pre-18	post 18
#	Funding	Funded	Warrants	Term	Price	Share	Threshold	mos.	mos.
1	Apr 13, 2020	$100,000	3,750	5 Years	$9.60	1.50%	$-	40%	40%
2	Apr 13, 2020	150,000	5,625	5 Years	9.60	2.25%	-	40%	40%
3	Apr 13, 2020	150,000	5,625	5 Years	9.60	2.25%	-	40%	40%
4	May 7, 2020	250,000	9,375	5 Years	9.60	3.75%	-	40%	40%
5	Jun 1, 2020	275,000	10,313	5 Years	8.80	4.13%	82,500	40%	50%
6	Jun 3, 2020	225,000	8,438	5 Years	8.80	3.38%	67,500	40%	50%
7	Jul 8, 2020	100,000	3,750	5 Years	9.60	1.50%	30,000	40%	50%
8	Aug. 24, 2020	125,000	4,688	5 Years	9.60	1.88%	37,500	40%	50%
9	Sept. 14, 2020	150,000	5,625	5 Years	9.60	2.25%	45,000	40%	50%
10	Sept.15, 2020	50,000	1,875	5 Years	9.60	0.75%	15,000	40%	50%
11	Sept.15, 2020	50,000	1,875	5 Years	9.60	0.75%	15,000	40%	50%
12	Sept.25, 2020	300,000	5,625	5 Years	9.60	4.50%	420,000	40%	50%
13	Oct. 8, 2020	500,000	18,750	5 Years	9.60	7.50%	150,000	40%	40%
14	Oct. 4, 2020	100,000	3,750	5 Years	9.60	1.50%	30,000	40%	40%
15	Oct. 8, 2020	250,000	9,375	5 Years	9.60	3.75%	75,000	40%	40%
16	Oct. 9, 2020	50,000	1,875	5 Years	9.60	0.75%	15,000	40%	40%
17	Dec. 16, 2020	10,000	375	5 Years	9.60	0.15%	3,000	40%	50%
18	Jan. 22, 2021	40,000	1,500	5 Years	11.20	0.60%	12,000	40%	50%
19	Jan. 25, 2021	40,000	1,500	5 Years	11.20	0.06%	12,000	40%	50%
20	Jan. 27, 2021	25,000	938	5 Years	11.20	0.38%	7,500	40%	50%
21	May 14, 2021	45,000	1,688	5 Years	10.40	0.68%	13,500	40%	50%
		$2,985,000	106,315			44.78%	$1,030,500

Certain of the Participation Agreements are owned by related parties. Participation Agreements numbers 8, 14, and 19 totaling $265,000 are owned by HEP Investments, Participation Agreement 21 in the amount of $45,000 is owned by MKY MTS LLC an entity controlled by the owners of HEP Investments, and Participation Agreement 13 in the amount of $500,000 is owned by Strome

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

Board of Directors fees

On September 30, 2020, the board of directors granted to three of its directors warrants to purchase 6,250 shares of common stock and the Chairman of the Board warrants to purchase 125,000 shares of common stock at an exercise price of $8.00 per share. The warrants have a term of five years and vest immediately. The warrants were valued at $1,248,616 using the Black Scholes pricing model relying on the following assumptions: volatility 144.93%; annual rate of dividends 0%; discount rate 0.28%. In addition, each director is entitled to receive $10,000 for each annual term served.

The Company recorded aggregate directors’ fees of $38,897 and $1,272,866 during the nine months ended September 30, 2021, and 2020, respectively, representing common stock warrants and cash fees paid or accrued.

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

Stock Issuances

During the nine months ended September 30, 2021, the Company issued 139,664 shares for proceeds of $1,514,970, to private investors. In addition, during this same period, a related party purchased 4,464 shares of the Company’s common stock at $11.20 per share for proceeds of $50,000. The Company, on June 15, 2021, issued 5,000 shares of restricted common stock to CorProminence, LLC (d/b/a COREir) for services in accordance with the consulting agreement between COREir and the Company (See Note 10 – Commitment and Contingencies). The shares were value at the market price on June 15, 2021, $4.48 per share for a total expense of $22,400

On June 2, 2021, the Company completed its planned public offering of common stock shares and common stock warrants. The Company issued 2,760,000 units (each unit consisting of one share of the Company’s common stock and one 5 year warrant (“registered warrant”) to purchase one share of common stock for $5.50 per share) for gross proceeds of $13,800,000, and net proceeds of $12,177,362 after related underwriting and other costs of $1,622,638.

On July 1, 2021, the underwriters of the June 2, 2021, Offering exercised their overallotment option and purchased an additional 150,000 shares of the Company’s stock at $4.99 per share for gross proceeds of $748,500, and net proceeds of $673,309 after related underwriting and other costs of $75,191.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

During the nine months ended September 30, 2020, the Company issued 1,953 shares at $12.80 per share for proceeds of $25,000, to private investors.

Stock Warrants Exercised

During the nine months ended September 30, 2021, warrants to purchase 139,100 shares of the Company’s common stock were exercised on a “cashless” basis resulting in the issuance of 54,361 shares of common stock.

In September 2021, two groups of the Company’s public traded warrants were exercised resulting the Company issuing 198,503 shares of common stock. The exercise price of the warrants was $5.50 per share, resulting in gross cash proceeds to the Company of $1,091,767.

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

During the nine months ended September 30, 2020, warrants to purchase 70,000 shares of the Company’s Common Stock were exercised on a “cashless” basis resulting in the issuance of 28,550 shares of common stock.

In addition, the Company issued 79,813 shares of the Company’s Common Stock for proceeds of $600,400 from the exercise of warrants.

Sale of Common Stock Warrants

During the nine months ending September 30, 2021, and in connection with the License Co-Development Participation Agreements (“Participation Agreements”) (see Note 8), the Company sold warrants to purchase 5,624 shares of common stock for $55,697. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 129.13% to 140.20%; annual rate of dividends 0%; discount rate 0.41% to 0.87%.

On June 2, 2021, the Company completed its planned public offering of common stock shares and common stock warrants. As part of the transaction, the Company sold 414,000 warrants (“registered warrants”) to purchase up to an aggregate 414,000 shares of common stock at $5.50 per share with a life of 5 years from the date of purchase, from the overallotment option that was exercised by the underwriter for $4,140. Additionally, the underwriters exercised their options to purchase 8% of the number of common shares in the offering or warrants for 220,800 common shares, for an aggregate price to the Company of $100 (“Representative Warrants”).

During the nine months ending September 30, 2020, in connection with the License Co-Development Participation Agreements (“Participation Agreements”) (see Note 8), the Company sold warrants to purchase 66,563 shares of common stock for $540,092. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 145.06% to 154.26%; annual rate of dividends 0%; discount rate 0.26% to 0.44%.

2019 Omnibus Long-Term Incentive Plan

Prior to the adoption of the 2021 Equity Incentive Plan, the Company maintained a 2019 Omnibus Long-Term Incentive Plan (the “2019 Incentive Plan”) for the purpose of enhancing the Registrant’s ability to attract and retain highly qualified directors, officers, key employees and other persons and to motivate such persons to improve the business results and earnings of the Company by providing an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. Following the approval by the shareholders of the 2021 Equity Incentive Plan (see Note 12 – SUBSEQUENT EVENTS: 2021 Equity Incentive Plan), no additional awards have been or will be made under the 2019 Incentive Plan. The 2019 Incentive Plan is administered by the compensation committee of the Board who will, amongst other duties, has full power and authority to take all actions and to make all determinations required or provided for under the 2019 Incentive Plan. As of September 30, 2021, 781,250 Options had been issued under the 2019 Incentive Plan with terms between 5 years and 10 years.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock Options

A summary of the status of the Company’s Options related to the 2019 Incentive Plan is presented below:

	September 30, 2021		December 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	606,250	$9.67	362,500	$8.11
Issued	175,000	11.22	243,750	11.98
Outstanding, end of period	781,250	$10.02	606,250	$9.67

Options outstanding and exercisable by price range as of September 30, 2021, were as follows:

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Range of Exercise Price	Number	Weighted Average Exercise Price
$8.00-8.99	375,000	7.85	$8.00-8.99	370,313	$8.04
9.00-9.99	25,000	3.88	9.00-9.99	25,000	9.60
11.00-11.99	187,500	9.19	11.00-11.99	78,125	11.25
12.00-12.99	193,750	4.04	12.00-12.99	150,000	12.67
	781,250	7.10		623,438	$9.35

Common Stock Warrants - Unregistered

A summary of the status of the Company’s unregistered warrants is presented below:

	September 30, 2021		December 31, 2020
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	2,502,291	$7.67	2,427,634	$7.43
Issued	226,426	5.64	287,564	9.34
Exercised	(139,099)	6.41	(179,564)	7.26
Cancelled	-	-	-	-
Expired	(23,980)	5.82	(33,343)	7.08
Outstanding, end of period	2,565,638	$7.57	2,502,291	$7.67

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Unregistered warrants outstanding and exercisable by price range as of September 30, 2021, were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$4.00-4.99	200,625	0.84	$4.00-4.99	200,625	$4.80
5.00-5.99	252,050	4.21	5.00-5.99	252,050	5.51
6.00-6.99	241,716	2.80	6.00-6.99	241,716	6.40
7.00-7.99	1,250	0.83	7.00-7.99	1,250	7.20
8.00-8.99	1,595,558	1.66	8.00-8.99	1,595,558	8.02
9.00-9.99	231,938	3.94	9.00-9.99	231,938	9.60
10.00-10.99	1,688	4.62	10.00-10.99	1,688	10.40
11.00-11.99	35,813	2.25	11.00-11.99	35,813	11.20
14.00-14.99	5,000	3.24	14.00-14.99	5,000	14.40
	2,565,638	2.17		2,565,638	$7.57

Common Stock Warrants - Registered

A summary of the status of the Company’s registered warrants is presented below:

	September 30, 2021		December 31, 2020
	Number of Registered Warrants	Weighted Average Exercise Price	Number of Registered Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-	-	$-
Issued	3,174,000	5.50	-	-
Exercised	(198,503)	5.50	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,975,497	$5.50	-	$-

Registered warrants outstanding and exercisable by price range as of September 30, 2021, were as follows:

Outstanding Registered Warrants			Exercisable Registered Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$5.50	2,975,497	4.64	$5.50	2,975,497	5.50
	2,975,497	4.64		2,975,497	$5.50

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES

COVID-19

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic. Global pandemics and other natural disasters or geopolitical actions, including related to the COVID-19 pandemic, could affect the Company’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Prior to the COVID-19 pandemic, the expectation was that there would be forward movement with the production of our algal biomass, validation, and purification. However, these were temporarily suspended and/or delayed, and many continue in diminished capacity.

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

Mr. Marchiando’s Employment Agreement:

On January 1, 2021, the Company entered into an employment letter with Mr. Marchiando (“Marchiando Agreement”). Under the terms of the Marchiando Agreement, Mr. Marchiando will serve as Chief Financial Officer of the Company for one year, with successive automatic renewals for one-year terms, unless either party terminates the Marchiando Agreement on at least sixty days’ notice prior to the expiration of the then current term of the Marchiando Agreement. Mr. Marchiando will receive an annual base salary, commencing on January 1, 2021, of $280,000 (“Marchiando Base Salary”). The Marchiando Base Salary shall increase to $300,000 if within one (1) year after the effective date, the Company enters into a term sheet and receives the related financing to receive at least $10,000,000 in equity or other form of investment or debt (“Third Party Financing”) on terms satisfactory to the board of directors of the Company. On January 1, 2021, Mr. Marchiando received a stock option award issued pursuant to the Company’s 2019 Omnibus Long-Term Incentive Plan to purchase 162,500 shares of the Company’s common stock, with an exercise price of $11.20 per share. Vesting of these options shall be as follows: 37,500 shares vested immediately upon grant of the option award, and 15,625 shares will vest on each 6-month anniversary of January 1, 2021. Mr. Marchiando shall also receive $25,000 upon the closing, prior to December 31, 2021, of a Third Party Financing that raises at least $10,000,000. If, upon the closing prior to December 31, 2021 of a Third Party Financing that raises over $13,000,000 for the Company, Mr. Marchiando shall receive a maximum bonus of $50,000, as long as Mr. Marchiando is employed at the time of closing. On June 15, 2021, the Company paid Mr. Marchiando $50,000 in accordance with the Marchiando Agreement and the closing of the June 2021 Offering that raised gross funds to the Company of roughly $13,800,000.

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

Corporate Advisory Agreement

Effective July 9, 2019, the Company entered into an agreement with an Investment Opportunity Provider (IOP). The IOP has been engaged as an exclusive financial advisor in connection with the proposed securities offering and sale of up to $35 million of the Company’s common stock. The Company has agreed to pay the IOP, upon the acceptance of a successful financing transaction, a fee of 1% of the aggregate value of the transaction and a warrant to purchase up to 75,000 shares of common stock at an exercise price of $8.00 for a term of five years. As of September 30, 2021, in connection with this agreement, no successful financing transactions have taken place and no warrants have been issued.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES (continued)

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”) (see Note 11 – Stockholders’ Deficiency). In May 2019, the Company issued a warrant to purchase 62,500 shares of common stock at an exercise price of $8.00 for a term of five years to the Consultant. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34%. In October 2019, 25,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand and five hundred (237,500) shares of the Company’s common stock at an exercise price of $8.00 per share. On November 24, 2020, the parties entered into a Second Amendment to the Supply Chain Consulting Agreement whereby the issuance to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand five hundred (237,500) shares of the Company’s common stock was reduced to one hundred sixty-two thousand five hundred (162,500) shares of the Company’s common stock, and a cashless warrant with a five-year term to purchase thirty-seven thousand five hundred (37,500) shares of the Company’s common stock was issued to a member of the Consultant. The warrants were valued at $386,348 using the Black Scholes pricing model relying on the following assumptions: volatility 148.83%; annual rate of dividends 0%; discount rate 0.39%. As of September 30, 2021, the Development Project has not closed, and the warrants have not yet been issued.

The Board of Directors has also authorized the Company to issue to Consultant a cashless warrant with a five-year term to purchase 12,500 shares of the Company’s common stock at an exercise price of $8.00 per share at its discretion. As of September 30, 2021, such warrant has not been issued.

On March 1, 2021, the Company and the aforementioned “member of the Consultant” signed an amendment to the original consulting agreement. The member of the Consultant agreed to take on additional responsibilities related to the non-North America expansion of the Company biomass production network. Upon the successful formation, licensing and start of operations, the member of the Consultant will be granted warrants to purchase 40,625 shares of the Company’s common stock at the prevailing market price at that time. In addition, a monthly cash payment of $12,500 is included in the consulting agreement. (see Note 12 – SUBSEQUENT EVENTS: Supply Chain Consulting Agreement)

Marketing / Public Relations

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- COMMITMENTS AND CONTINGENCIES (continued)

Marketing / Public Relations (continued)

Further, the Company will pay a 4% commission on the revenue received on the sale of Company algal product to one or more entities identified and cultivated by the MPR Consultant, and on the revenue received from licensing the Company’s intellectual property to such entities identified and cultivated by the MPR Consultant, for a period of three (3) years from the effective date of a qualifying transaction. The Agreement also calls for a $5,000 payment upon signing and monthly payments of $5,000 once a Qualifying Transaction, the sale of an algal product or revenue from a licensing transaction occurs. As of September 30, 2021, a commercial transaction has not closed, and the warrants have not yet been issued and no commissions have been paid.

On June 11, 2021 the MPR Consultant and the Company signed a termination letter for the MPR Agreement. The Company agreed to pay the MPR Consultant $83,000 and business expenses of roughly $10,000 to terminate the MPR Agreement in full satisfaction of services performed through the termination date.

Investor / Public Relations

On February 15, 2021, the Company signed a consulting agreement with CorProminence, LLC (dba COREir) to provide us with investor relations and public relations services. The COREir agreement includes a provision to issue to COREir on the four (4) month anniversary of the Effective Date, or as soon thereafter as is practically possible, 10,000 authorized restricted shares of common stock (the “Shares”) of the Company, of which 5,000 shares shall vest immediately upon receipt, 2,500 shall vest on the eight (8) month anniversary of the contract Effective Date and 2,500 shares shall vest on the twelve (12) month anniversary of the effective date of the COREir agreement. In addition, the agreement requires the Company to pay COREir $15,000 per month, plus out of pocket expenses, for their consulting services. (see Note 12 – SUBSEQUENT EVENTS: Investor / Public Relations)

Legal Contingencies

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

2021 Equity Incentive Plan

On October 12, 2021, after approval from the Stockholders at the Company’s Annual Stockholders Meeting, the Company entered into and adopted the 2021 Equity Incentive Plan (the “2021 Incentive Plan”) for the purpose of enhancing the Registrant’s ability to attract and retain highly qualified directors, officers, key employees and other persons and to motivate such persons to improve the business results and earnings of the Company by providing an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. The 2021 Incentive Plan will be administered by the compensation committee of the Board who will, amongst other duties, have full power and authority to take all actions and to make all determinations required or provided for under the 2021 Incentive Plan. Pursuant to the 2021 Incentive Plan, the Company may grant options, share appreciation rights, restricted shares, restricted share units, unrestricted shares and dividend equivalent rights. The Plan has a duration of 10 years.

Subject to adjustment as described in the 2021 Incentive Plan, the aggregate number of common shares (“Shares”) available for issuance under the 2021 Incentive Plan is initially set at One Million (1,000,000) Shares; this number is automatically increased each January 1st by an amount equal to 5% of the number of common stock shares outstanding at that date. The exercise price of each Share subject to an Option (as defined in the 2021 Incentive Plan) shall be at least the Fair Market Value (as defined in the 2021 Incentive Plan) (except in the case of an incentive stock option granted to more than 10% shareholder of the Company, in which case the price should not be less than 110% of the Fair Market Value) on the date of the grant of a Share and shall have a term of no more than ten years. As of November 15, 2021, 969,644 Options have been issued (see Note 12 – SUBSEQUENT EVENTS: Common Stock Option Grants).

Certain existing grant commitments to several Company employees provide for the contingent issuance of an additional 150,000 options of the Company’s common stock at an exercise price of at least the Fair Market Value (as defined in the 2021 Incentive Plan) on the date of the grant of a Share and with a term of no more than ten years.

Non-Employee Director Compensation Policy

On October 12, 2021, the Company’s Board of Directors approved a new Non-Employee Director Compensation Policy. The policy calls for the non-employee board members to be compensated as follows.

Annual Cash Compensation

The annual cash compensation amount set forth below is payable to each member of the board of directors of the Company who is not also serving as an employee of or consultant to the Company or any of its subsidiaries (“Eligible Directors”) in equal quarterly installments, payable in arrears on the last day of each fiscal quarter in which the service occurred. If an Eligible Director joins or resigns from the Board or a committee of the Board at a time other than effective as of the first day of a fiscal quarter, each annual retainer set forth below will be pro-rated based on days served in the applicable fiscal year, with the pro-rated amount paid for the first fiscal quarter in which the Eligible Director provides the service, and for new Board members, regular full quarterly payments thereafter. Eligible Directors may elect to receive vested shares of the Company’s common stock in lieu of the following retainers on the date on which such retainers would otherwise have been paid in cash in accordance with the terms and conditions of the 2021 Incentive Plan.

o	Annual Board Service Retainer:

	■	All Eligible Directors: $40,000
	■	Non-Executive Chair (in addition to above retainer): $5,000

o		Annual Committee Member Service Retainer:

	■	Member of the Audit Committee: $4,000
	■	Member of the Compensation Committee: $4,000
	■	Member of the Nominating and Governance Committee: $4,000
	■	Members of Committees acting as Committee Chair will receive an additional $2,000 retainer.

Equity Compensation

The equity compensation set forth below will be granted under the 2021 Incentive Plan, subject to the approval of the Plan by the Company’s stockholders. All stock options granted under this policy will be nonstatutory stock options, with an exercise price per share equal to 100% of the Fair Market Value (as defined in the 2021 Incentive Plan) of the underlying common stock on the date of grant, and a term of ten years from the date of grant (subject to earlier termination in connection with a termination of service as provided in the 2021 Incentive Plan; provided that to the extent vested, such stock options shall remain exercisable for up to 12 months following such termination of service).

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS (continued)

1.	Annual Equity Award:

On the date of each annual stockholder meeting of the Company that occurs beginning with calendar year 2021, each Eligible Director who continues to serve as a non-employee member of the Board following such stockholder meeting will be automatically, and without further action by the Board or the Compensation Committee of the Board, granted a stock option to purchase shares of the Company’s common stock with an approximate target value on the date of grant equal to $50,000 (the “Annual Grant”). The shares subject to the Annual Grant will vest in four equal installments, the first three on the three-month, six-month and nine-month anniversary of the date of grant, and the fourth on the day prior to the subsequent annual stockholder meeting which will be the term of that service for that grant.

2.	Initial Equity Award:

From and after the 2021 annual stockholder meeting, if an individual first becomes an Eligible Director other than on the date of an annual stockholder meeting of the Company, each such Eligible Director automatically, and without further action by the Board or Compensation Committee of the Board, if any, will be granted, on the date that he or she is first elected or appointed to the Board (or, if such date is not a market trading day, the first market trading day thereafter), an initial annual equity award with an aggregate target value equal to the pro rated target value of the Annual Grant to reflect a reduction for each month prior to the date of grant that has elapsed since the preceding annual stockholder meeting of the Company, calculated in the same manner as the Annual Grant.

Non-Employee Director Compensation Limit

Notwithstanding the foregoing, the aggregate value of all compensation granted or paid, as applicable, to any individual for service as a Eligible Director (as defined in the 2021 Incentive Plan) shall in no event exceed the limits set forth in the Plan or any limitations contained in any successor plan.

Common Stock Option Grants

Under the new Non-Employee Board Compensation Policy, on October 12, 2021, and the 2021 Incentive Plan the Board of Directors approved the grant of $50,000 worth of stock options to each of the four non-employee directors. The options have an exercise price of $4.48, the closing value on October 12, 2021, and term of 10 years. The number of optioned shares were determined based on Black Scholes pricing model relying on the following assumptions: volatility 142.54; annual rate of dividends 0%; discount rate 1.59%. Each of the non-employee directors, John Payne, Nola Masterson, Alison Cornell, and Christopher Maggiore received an option grant for 11,416 shares of common stock, or a total option grant of 45,664 shares of stock valued at $200,000. In addition, Ms. Cornell was granted options for 7,660 shares to reflect her partial service on the Board of Directors for the prior term, from February 8, 2021 to October 12, 2021. The value of these options using the same Black Scholes pricing model assumptions is $33,549.

On October 21, 2021, under the terms of the 2021 Incentive Plan, the Company’s Compensation Committee of the Board of Directors granted options to the two named officers and three of the Company’s Board Members. The granted options all have an exercise price of $5.50 and have a 10-year term. The grantees and the number of underlying shares are: Andrew Dahl, 376,000; Keith Marchiando 288,000; John Payne, 192,000; Christopher Maggiore, 42,000; and Nola Masterson, 26,000. The total number of options granted is 924,000 and these options were valued at $3,476,392 using the Black Scholes pricing model relying on the following assumptions: volatility 141.38%; annual rate of dividends 0%; discount rate 1.68%.

Supply Chain Consulting Agreement

On November 3, 2021, the Company and the “member of the Consultant” signed a second amendment to the original consulting agreement. The monthly cash payment was raised to $15,000. All other terms of the original agreement as amended remained unchanged.

Investor / Public Relations

On October 15, 2021, the Company, per its consulting agreement with CorProminence, LLC (dba COREir), issued 2,500 shares of common stock to CorProminence, LLC. The shares were valued on October 15, 2021, at $4.15 per share for a total expense in the aggregate of $10,375. On October 31, 2021, the Company informed CorProminence LLC that it was immediately terminating the consulting agreement. Under the termination clause of the agreement, the Company may be liable for an additional 2,500 shares to be issued to CorProminence.

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

ZIVO Pipeline

•	Biotech:

	•	Poultry Gut Health: ZIVO has conducted multiple poultry clinical trials to develop and refine a treatment for coccidiosis, a condition that inflames the digestive tracts of poultry, currently treated with various antibiotics, antimicrobials and chemicals.

	•	Bovine Mastitis: ZIVO is developing a treatment for bovine mastitis derived from its proprietary algal culture and the bioactive agents contained within.

	•	Canine Joint Health: Studies have indicated the potential of a chondroprotective property when our lead compound fraction was introduced into ex vivo canine joint tissues.

	•	Human Immune Modulation: Early human immune cell in vitro and in vivo studies have indicated that one of the isolated and characterized biologically active molecules in the Company’s portfolio may serve as an immune modulator. ZIVO is conducting optimization of the immune modulating molecular complex for human and animal therapeutics and regulated immune products.

•	Agtech:

	•	Human Food Ingredient: ZIVO algal biomass was GRAS affirmed in late 2018 and is therefore available and suitable for human consumption as an ingredient in foods and beverages.

	•	Joint/Exertion Recovery: Previous animal studies involving ZIVO’s algal biomass supported some early evidence that ZIVO’s algal biomass may have potential health benefits in animals, but further testing and validation is required to make specific structure/function claims for human sports nutrition applications, if any, per regulatory requirements.

	•	Poultry Feed: ZIVO anticipates that following commercialization, dried ZIVO algal biomass would be mixed directly into poultry feed at an estimated ratio of 1kg to 1000kg at the feed mill and may be fed continuously from hatch to harvest, or at certain time periods in the grow cycle.

	•	Aquaculture: A third party aquafeed laboratory has indicated to ZIVO that early research yielded positive results regarding the suitability of ZIVO’s algal biomass for the aquafeed market.

	•	Skin Health: ZIVO is developing its algal biomass as a skin health ingredient, with topical skin product testing started in the third quarter of 2020, and pre-clinical efficacy claims studies planned for ingestible and topical products.

Results of Operations for the three months ended September 30, 2021 and 2020

The following table summarizes ZIVO’s operating results for the periods indicated)

	Quarter ended September 30,
	2021	2020
Revenue:	$-	$-
Total revenue	-	-
Costs and expenses:
Cost of goods sold
Research and development	792,439	1,294,921
Professional Fees and Consulting Expense	527,476	1,610,931
Selling, general and administrative	736,014	458,755
Total costs and expenses	2,055,929	3,364,607
Operating loss	(2,055,929)	(3,364,607)
Other income (expense):
Interest income		-
Other income (expense)	121,491	(138,148)
Total other income, net	121,491	(138,148)
Net loss	$(1,934,438)	$(3,502,755)

Net Sales.

We had no sales during the three months ended September 30, 2021, and in the three months ended September 30, 2020.

Cost of Sales.

We had no cost of sales during the three months ended September 30, 2021 and 2020.

General and Administrative Expenses.

General and administrative expenses were $736,014 for the three months ended September 30, 2021, as compared to $458,755 for the comparable prior period. The increase of approximately $277,000 in general and administrative expense during 2021 is due primarily to the following: $243,000 increase in salary expenses, including an increase in non-cash compensation of $60,000, a cash compensation increase of $24,000, and an accrued compensation increase of $160,000, a $22,000 increase in corporate insurance, and an increase of $8,000 in travel.

Professional and Consulting Expenses.

Professional and consulting expenses were $527,476 for the three months ended September 30, 2021, as compared to $1,610,931 for the comparable prior period. The decrease of approximately $1.1 million in professional and consulting expense during 2021 that can be attributed primarily to decreases of $1.2 million in non-cash board of director fees, partially offset by an increase of $78,000 for business consultants, $53,000 for public/investor relations, and $21,000 in accounting expenses.

Research and Development Expenses.

For the three months ended September 30, 2021, we incurred $792,439 in research and development expenses, as compared to $1,294,921 for the comparable period in 2020. An overall decrease in research and development costs of $502,000 versus the prior year period. Included in this is a decrease of $450,000 in non-cash compensation. Other non-salary related costs were $50,000 lower than the previous period, due to lower external laboratory and consultancy costs.

Results of Operations for the nine months ended September 30, 2021, and 2020

The following table summarizes ZIVO’s operating results for the periods indicated

	Nine Months ended September 30,
	2021	2020
Revenue:	$-	$20,000
Total revenue	-	20,000
Costs and expenses:
Cost of goods sold
Research and development	1,907,109	3,307,716
Professional Fees and Consulting Expense	1,008,991	1,991,417
Selling, general and administrative	2,972,810	1,521,530
Total costs and expenses	5,888,910	6,820,663
Operating loss	(5,888,910)	(6,820,663)
Other income (expense):
Interest income	-	-
Other income (expense)	(110,156)	(411,906)
Total other income, net	(110,156)	(411,906)
Net loss	$(5,999,067)	$(7,212,568)

Net Sales.

We had no sales during the nine months ended September 30, 2021, and $20,000 of service revenue earned in the nine months ended September 30, 2020.

Cost of Sales.

We had no cost of sales during the nine months ended September 30, 2021 and 2020.

General and Administrative Expenses.

General and administrative expenses were $2,972,810 for the nine months ended September 30, 2021, as compared to $1,523,530 for the comparable prior period. The increase of approximately $1.5 million in general and administrative expense during 2021 is due primarily to the following: $1.4 million increase in salary expenses, including an increase in non-cash compensation of $974,000, and accrued compensation of $182,000, a $27,000 increase in rent and utilities, a $66,000 increase in corporate insurance, and a $17,000 increase in travel expenses, partially offset by a ($14,000) reduction in personnel benefits.

Professional and Consulting Expenses.

Professional and consulting expenses were $1,008,891 for the nine months ended September 30, 2021, as compared to $1,991,417 for the comparable prior period. The decrease of approximately $1.0 million in professional and consulting expense during 2021 that can be attributed to a reduction in non-cash board of director fees of $1.2 million and lower legal fees of $52,000, partially offset by a $109,000 increase in investor/public relations, higher business consultant expense of $152,000,.

Research and Development Expenses.

For the nine months ended September 30, 2021, we incurred $1,907,109 in research and development expenses, as compared to $3,307,716 for the comparable period in 2020. An overall reduction in research and development costs of ($1.4) million versus the prior year period. Included in this is a decrease in non-cash salary related costs of $1.2 million offset by a cash salary increase of $170,000. Other non-salary related costs were also $403,000 lower than the previous period. Included in these non-salary savings were lower R&D related travel of ($24,000), and lower outside laboratory/consultancy costs of ($399,000).

Statement of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
Net cash used in operating activities	$(4,901,809)	$(1,686,936)	$(3,214,873)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	15,567,346	1,396,193	14,171,153

Net increase (decrease) in cash	$10,665,537	$(290,743)	$10,956,280

Net cash used in operating activities

During the nine months ended September 30, 2021, our operating activities used $4,901,809 in cash, an increase of $3,214,873 from the comparable prior period. The approximate $3.2 million increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): fewer options/warrants were issued for services, employee compensation and director fees amounting to $1.5 million more cash used in the first nine months of 2021; working capital used $2.8 million more cash in 2021 than 2020 (primarily a decrease in accounts payable of $1.4 million and a $1.3 million lower increase in deferred revenue); 2021 has a non-cash gain for the forgiveness of debt of $121,700; these unfavorable items were partially offset by a lower level of net loss of $1.2 million.

Net cash used by investing activities

During the nine months ended September 30, 2021, and 2020, there were no investing activities.

Net cash provided by financing activities

During the nine months ended September 30, 2021, our financing activities generated $15,567,346, an increase of approximately $14.2 million from the comparable prior period. The increase in cash provided by financing activities was due to the Company’s June 2, 2021, public offering which netted the Company roughly $12.2 million of cash, in July the underwriters exercised an overallotment option and purchased roughly $670,000 of common stock net of expenses, and $1.1 million of cash was raised from the exercise of public warrants, and higher proceeds of approximately $1.5 million from the direct sales of common stock; these increases were partially offset by lower cash received from the lower proceeds from the exercise of warrants for cash of $580,000, lower sales of warrants for common stock of $480,000 and lower proceeds from notes payable of $250,000.

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

As of November 11, 2021, we had a cash balance of approximately $10,032,173. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the nine months ended September 30, 2021, we incurred negative cash flows from operations of roughly $4,902,000. On September 30, 2021, we had a working capital surplus of $7,387,823 and stockholders’ equity of $7,420,530. Although, since January 1, 2021, we received net funding of $12.8 million from the proceeds of the June 2021 Offering, $1.1 million from the exercise of public warrants, and $1.5 million from the direct sale of stock, we have a need for additional capital to enable the Company to achieve its strategic objectives.

Historical Capital Resources

As of September 30, 2021, our principal source of liquidity consisted of cash deposits of $10,803,398. We anticipate that we will continue to incur losses for the foreseeable future until and unless we generate an adequate level of income from commercial sales and licensing to cover expenses.

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

Participation Agreements

From April 13, 2020, through September 30, 2021, the Company entered into twenty-one License Co-Development Participation Agreements (the “Participation Agreements”) with certain accredited investors (“Participants”) for an aggregate of $2,985,000. The Participation Agreements provide for the issuance of warrants to such Participants, and allows the Participants to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from ZIVO’s algae cultures. Specifically, ZIVO has agreed to provide to the Participants a 44.78% “Revenue Share” of all license fees generated by ZIVO from any licensee.

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

Cash Exercise of Warrants

From January 1, 2020 to September 30, 2021, the Company received gross proceeds from the cash exercise of outstanding warrants for common stock in the amount of roughly 2.0 million.

Unsecured Loans

From January 1, 2020 to September 30, 2021, the Company received gross proceeds of $312,200 in unsecured loans. As of September 30, 2021, $-0- principal and accrued interest remained outstanding under such loans.

Funding Requirements and Outlook

At September 30, 2021, we had $10,803,398 in cash. We estimate that we will require approximately $10,000,000 in cash over the next 12 months in order to fund our normal operations and to fund our research and development initiatives. Our existing cash and cash equivalents will not be sufficient to fund our operating expenses without raising additional funds. To continue to fund operations, we will need to secure additional funding or take steps to reduce expenses. We may obtain additional financing in the future through the issuance of our Common Stock and securities convertible into our Common Stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all. Further, we may not be able to pay off or modify terms of our existing debt, and any failure to raise capital or to amend existing debt that may be due as and when needed could compromise our ability to execute on our business plan.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive and principal financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective.

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

During the three months ending September 30, 2021, the Company issued no unregistered securities.

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
10.1

Underwriting Agreement, dated May 27, 2021, by and between the Company and Maxim Group LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021)

10.2+	Stock Option Grant Notice and Agreement to Zivo Bioscience, Inc. 2021 Equity Incentive Plan*
10.3+	Zivo Bioscience, Inc. Non-Employee Director Compensation Policy*
17.1

Letter of Resignation of Robert O. Rondeau, Jr. (incorporated by reference to Exhibit 17.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2021)

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

* Filed herewith

**Furnished herewith (all other exhibits are deemed filed)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.

Date: November 15, 2021	By:	/s/ Andrew Dahl
Andrew Dahl
Chief Executive Officer

	By:	/s/ Keith Marchiando
Keith Marchiando
Chief Financial Officer

