Form 10-Q/A
period 2021-09-30
Zivo Bioscience, Inc.
filed 2022-04-21
CIK 1101026

 United States

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

21 East Long Lake Road, Suite 100, Bloomfield Hills, MI 48304

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

EXPLANATORY NOTE

Zivo Bioscience, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Filing”). The purpose of this Amendment No. 1 is to restate our previously issued unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2021, contained in the Original Filing (the “Restatement”).

Restatement Background

As part of the Company’s normal annual reporting process for the year ended December 31, 2021 and prior to completion of the related audit, the management and the Audit Committee of the Company concluded that a material error was made related to the accounting for the Company's License Co-Development Participation Agreements (the “Participation Agreements”) entered into between April 13, 2020 through May 14, 2021. The Company determined that the Participation Agreements should be accounted for as a research and development agreement in accordance with ASC 730-20, Research and Development – Research and Development Arrangements. Previously, the Company accounted for the Participation Agreements under ASC 470-10, Debt – Sales of Future Revenues. ASC 730 directs the balance of funds to be considered a liability as an obligation to perform services. As such, this liability should be amortized ratably when research and development expenses associated with the Participation Agreements are incurred as an offset to research and development expenses. The Company’s Original Filing incorrectly identified the funds contributed to the Company per the Participation Agreements as Deferred Revenue – Participation Agreements and did not amortize the proceeds timely. The error resulted in an overstatement of the Company’s total current liabilities, total stockholders’ deficit, research and development expense, net loss, and basic and diluted net loss per share in the Original Filing. See Note 2 — Restatement of Previously Issued Financial Statements, for additional information.

The Company’s management and the Audit Committee of the Company’s Board of Directors determined that material weaknesses existed in the Company’s internal control over financial reporting due to the lack of precision of management review controls that would prevent or detect material misstatements. As such, Item 4 of Part I has been amended for our assessment of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Refer to Controls and Procedures in Part I, Item 4.

Items Amended in this Amendment No. 1

The Amendment sets forth the information in the Original Filing in its entirety, as adjusted for the effects of the Restatement. The following items have been amended to reflect the Restatement:

•	Part I, Item 1, Financial Statements
•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4, Controls and Procedures
•	Part II, Item 1A, Risk Factors
•	Part II, Item 6, Exhibits

Except as described above this Amendment No. 1 does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Filing and does not modify or update the disclosures therein, except to reflect the effects of the Restatement.

This Amendment includes new certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Restated)	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Restated) and December 31, 2020 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 (Restated) and 2020 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and nine months ended September 30, 2021 (Restated) and 2020 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (Restated) and 2020 (unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements (Restated)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)	29
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	35
Item 4.	Controls and Procedures (Restated)	35

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other information	36
Item 6.	Exhibits	37

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements (Restated)

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of September 30, 2021	As of December 31, 2020
	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$10,803,398	$137,862
Prepaid Expenses	132,085	29,953
Total Current Assets	10,935,483	167,815

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS
Right of Use Asset, net	33,107	49,364
Deposits	3,000	3,000
Total Other Assets	36,107	52,364

TOTAL ASSETS	$10,971,590	$220,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$728,814	$1,559,627
Loans Payable, Related Parties	-	9,000
Convertible Debentures Payable	240,000	5,180,342
Deferred R&D Obligations - Participation Agreements	1,681,004	1,936,800
Accrued Interest	95,282	2,464,724
Lease Liability, current portion	21,064	29,172
Accrued Liabilities – Other	431,397	214,250
Total Current Liabilities	3,197,561	11,393,915

LONG-TERM LIABILITIES:
Note -Payable – SBA Paycheck Protection Loan	-	121,700
Lease Liability, long term portion	3,400	15,178
Total Long-Term Liabilities	3,400	136,878

TOTAL LIABILITIES	3,200,961	11,530,793
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 150,000,000 and 1,200,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 9,417,160 and 5,162,945 issued and outstanding at September 30, 2021, and December 31, 2020.	9,417	5,163
Additional Paid-In Capital	112,473,855	87,747,898
Accumulated deficit	(104,712,643)	(99,063,675)
Total Stockholders' Equity (Deficit)	7,770,629	(11,310,614)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,971,590	$220,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended September 30, 2021	For the Three Months ended September 30, 2020	For the Nine Months ended September 30, 2021	For the Nine Months ended September 30, 2020
	(Restated)		(Restated)
REVENUES:
Service Revenue	$-	$-	$	$20,000
Total Revenues		-		20,000

COSTS AND EXPENSES:
General and Administrative	736,014	458,755	2,972,810	1,526,530
Professional fees and Consulting expense	527,476	1,610,931	1,008,991	1,986,417
Research and Development	442,340	1,294,921	1,557,010	3,307,716

Total Costs and Expenses	1,705,830	3,364,607	5,538,811	6,820,663

LOSS FROM OPERATIONS	(1,705,830)	(3,364,607)	(5,538,811)	(6,800,663)

OTHER INCOME (EXPENSE):
Gain on Forgiveness of Debt	121,700	-	121,700	-
Interest expense	(210)	(24,281)	(43,253)	(72,890)
Interest expense – related parties	-	(113,867)	(188,604)	(339,015)
Total Other Income (Expense)	121,491	(138,148)	(110,157)	(411,906)

NET LOSS	$(1,584,339)	$(3,502,755)	$(5,648,968)	$(7,212,568)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.69)	$(0.81)	$(1.43)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,240,007	5,084,062	6,987,271	5,059,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2020	5,083,129	$5,083	$83,669,702	$(93,667,759)	$(9,992,974)
Issuance of warrants for services	-	-	713,647	-	713,647
Issuance of warrants for services – directors fees	-	-	1,248,616	-	1,248,616
Issuance of warrants for participation agreements	-	-	422,618	-	422,618
Common stock issued on warrant exercise	3,421	3	19,997	-	20,000
Net loss for the three months ended September 30, 2020	-	-	-	(3,502,755)	(3,502,755)

Balance, September 30, 2020	5,086,550	$5,086	$86,074,580	$(97,170,514)	$(11,090,848)

			Additional
	Common Stock		Paid in	Accumulated Deficit	Total
	Shares	Amount	Capital	(Restated)	(Restated)
Balance, June 30, 2021	9,068,657	$9,069	$110,452,207	$(103,128,304)	$7,332,972
Issuance of warrants for services			256,920		256,920
Public offering issue of stock, overallotment	150,000	150	748,350		748,500
Underwriting and other expenses for public offering			(75,191)		(75,191)
Common stock issued on registered warrant exercise	198,503	198	1,091,569		1,091,767
Net loss for the three months ended September 30, 2021	-			(1,584,339)	(1,584,339)

Balance, September 30, 2021	9,417,160	$9,417	$112,473,855	$(104,712,643)	$7,770,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	4,959,206	$4,959	$81,614,504	$(89,957,946)	$(8,338,483)
Issuance of warrants for services	-	-	1,612,622		1,612,622
Issuance of warrants for services – related party	-	-	297,248		297,248
Issuance of warrants for services – directors fees	-	-	1,248,616		1,248,616
Issuance of warrants for participation agreements	-	-	540,092		540,092
Issuance of common stock for cash	1,953	2	24,998		25,000
Common stock issued on conversion of 11% Convertible Debt and accrued interest	17,028	17	136,208		136,225
Common stock issued on warrant exercise	79,813	80	600,320		600,400
Cashless exercises of stock warrants	28,550	28	(28)		-
Net loss for the nine months ended September 30, 2020				(7,212,568)	(7,212,568)

Balance, September 30, 2020	5,086,550	$5,086	$86,074,580	$(97,170,514)	$(11,090,848)

			Additional	Accumulated
	Common Stock		Paid in	Deficit	Total
	Shares	Amount	Capital	(Restated)	(Restated)
Balance, December 31, 2020	5,162,945	$5,163	$87,747,898	$(99,063,675)	$(11,310,614)

Issuance of warrants for services	-	-	1,601,909		1,601,909
Issuance of common stock for cash – related party	4,464	5	49,995		50,000
Issuance of common stock for cash	139,664	140	1,514,829		1,514,969
Issuance of warrants as per the Co-Participation Agreements	-	-	55,697		55,697
Common stock issued on cashless warrant exercise	54,361	54	(54)		-
Public offering issuance of stock and warrants	2,910,000	2,910	14,545,590		14,548,500
Fractional Shares from Split	(99)	-	-
Underwriting and other expenses for public offering	-	-	(1,697,829)		(1,697,829)
Warrants sold as part of the public offering	-	-	4,240		4,240
Common stock issued on registered warrant exercise	198,503	199	1,091,568		1,091,767
Common stock issued on conversion of 11% Convertible Debt and accrued interest	942,322	942	7,537,614		7,538,556
Stock issued for services	5,000	5	22,395		22,400
Net loss for the nine months ended September 30, 2021				(5,648,968)	(5,648,968)
Balance, September 30, 2021	9,417,160	$9,417	$112,473,855	$(104,712,643)	$7,770,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021 (Restated)	For the Nine Months Ended September 30, 2020
Cash Flows for Operating Activities:
Net Loss	$(5,648,968)	$(7,212,568)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock and warrants issued for services rendered – related party	-	297,248
Stock and warrants issued for services rendered	22,400	1,612,623
Warrants issued for Directors’ Fees	-	1,248,616
Employee Option Expense	1,601,909	-
Amortization of lease liability	16,257	-
Gain on Forgiveness of Debt	(121,700)
Amortization of Deferred R&D obligation - participation agreements	(350,099)	-
Changes in assets and liabilities:
Prepaid expenses	(102,132)	(51,791)
Accounts payable	(830,812)	528,462
Advanced payments for deferred R&D obligation – participation agreements	85,303	1,384,907
Lease liability	(19,886)	-
Accrued liabilities and interest	445,919	505,567
Net Cash (Used) by Operating Activities	(4,901,809)	(1,686,936)

Cash Flows from Investing Activities:	-	-

Cash Flow from Financing Activities:
Proceeds from Loan Payable, related party – net of repayments	-	129,000
Proceeds of Loan Payable, other	190,500	121,700
Payments of Loan Payable, other	(190,500)	-
Proceeds from sale of common stock warrants – participation agreements	55,696	540,093
Proceeds from exercise of common stock warrants	-	580,400
Proceeds from public sale of common stock and common stock warrants	14,552,740	-
Proceeds from exercise of public warrants	1,091,767	-
Expenses related to public offering	(1,697,830)	-
Proceeds from direct sales of common stock	1,514,972	25,000
Proceeds from direct sales of common stock, related party	50,000	-
Net Cash Provided by Financing Activities	15,567,346	1,396,193

Increase/(Decrease) in Cash	10,665,536	(290,743)
Cash at Beginning of Period	137,862	346,111
Cash at End of Period	$10,803,398	$55,368

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,084	$-
Income Taxes	$-	$-

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

On June 2, 2021, pursuant to the terms of several Debt Extension and Conversion Agreements with holders of our 11% convertible debt, a total of $7,538,556 comprised of outstanding principal of $4,940,342 and interest of $2,598,214 of our convertible notes were automatically converted into 942,322 shares of common stock at $8.00 per share. See Note 7 – Convertible Debt for additional information.

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

Going Concern Uncertainty

The Company incurred a net loss of $5,648,968 for the nine months ended September 30, 2021. In addition, the Company had a working capital surplus of $7,737,922 and a stockholders’ equity of $7,770,629 at September 30, 2021. Notwithstanding the presently reported surpluses, our spending patterns and lack of revenue continue to raise substantial doubts about the Company's ability to continue as a going concern. During the nine months ended September 30, 2021, and prior to the June, 2021 Offering, the Company raised $1,564,970 from the issuance of common stock and exercise of common stock warrants and $150,000 from the proceeds from the sale of License Co-Development Participation Agreements (the “Participation Agreements”) and related warrants. On June 2, 2021, the Company completed the June, 2021 Offering from which the Company netted proceeds of $12,181,602 after related underwriting and other costs. In the third quarter of 2021, the Company received net proceeds from the sale of an overallotment of the June 2, 2021 Offering in the amount of $673,159, and received $1,091,767 from the exercise of public warrants. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are filed. The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its previously issued condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2021. The restatement reflects the correction of errors relating to the accounting for the Participation Agreements entered into between April 13, 2020 through May 14, 2021.  The Participation Agreements should be accounted for as a research and development agreement in accordance with ASC 730-20, Research and Development – Research and Development Arrangements. ASC 730 directs the balance of funds to be considered a liability as an obligation to perform services. As such, this liability should be amortized when research and development expenses associated with the Participation Agreements are incurred as an offset to research and development expenses. The error resulted in the overstatement of the Company’s total current liabilities, total stockholders’ deficit, research and development expense, net loss, and basic and diluted net loss per share.

The following table summarizes the effect of the corrections on the condensed consolidated balance sheet as of September 30, 2021:

	As of September 30, 2021
	As Reported	Adjustment	As Restated

Deferred Revenue - Participation Agreements	$2,031,103	$(2,031,103)	$-
Deferred R&D Obligations - Participation Agreements	-	1,681,004	1,681,004
Total Current Liabilities	3,547,660	(350,099)	3,197,561
Total Liabilities	3,551,060	(350,099)	3,200,961
Accumulated deficit	(105,062,742)	350,099	(104,712,643)
Total Stockholders' Equity (Deficit)	7,420,530	350,099	7,770,629

The following table summarizes the effect of the corrections on the condensed consolidated statement of operations for the three months and nine months ended September 30, 2021:

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Research and Development	$792,439	$(350,099)	$442,340	$1,907,109	$(350,099)	$1,557,010
Total Costs and Expenses	2,055,929	(350,099)	1,705,830	5,888,910	(350,099)	5,538,811
Loss from operations	(2,055,929)	350,099	(1,705,830)	(5,888,910)	350,099	(5,538,811)
Net Loss	(1,934,438)	350,099	(1,584,339)	(5,999,067)	350,099	(5,648,968)
Basic and diluted loss per share	$(0.21)	$0.04	$(0.17)	$(0.86)	$0.05	$(0.81)

The following table summarizes the effect of the corrections on the condensed consolidated statement of cash flows for the nine months ended September 30, 2021:

	For the Nine Months Ended September 30, 2021
	As Reported	Adjustment	As Restated

Net Loss	$(5,999,067)	$350,099	$(5,648,968)
Amortization of Deferred R&D obligation - participation agreements	$-	$(350,099)	$(350,099)
Increase in deferred revenue – participation agreements	85,303	(85,303)	-
Advanced payments for R&D obligations – participation agreements	-	85,303	85,303

In addition, the Company’s previous filings also incorrectly identified the funds contributed to the Company per the Participation Agreements as Deferred Revenue – Participation Agreements and has been corrected to Deferred R&D obligations – Participation Agreements. The balance of the Participation Agreements impacted by this immaterial revision in the respective financial statements are $1,936,800, $2,001,001, and $2,031,103 as of December 31, 2020, March 31, 2021 and June 30, 2021, respectively.

Note 9 – Deferred R&D Obligations – Participation Agreements has been adjusted for these corrections.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Research and Development

Research and development costs are expensed as incurred. The Company's research and development costs, including internal expenses, consist of clinical study expenses as it relates to the biotech business and the development and growing of algae as it relates to the agtech business. These consist of fees, charges, and related expenses incurred in the conduct of business with Company development by independent outside contractors, and the cost of Company personnel who work on Research and Development activities. Total internal and external clinical studies study expenses were approximately $1,337,303 and $3,308,000 for the nine months ended September 30, 2021, and 2020, respectively. For the nine months ended September 30, 2021, the Company recognized a reduction in gross research and development spending to account for the amortization of the spending obligation created through the complete funding of the Participation Agreements. (See Note 9 (Restated): Deferred R&D Obligation - Participation Agreements)

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 - PROPERTY AND EQUIPMENT

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

NOTE 5 – LEASES

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

NOTE 5 - LEASES (continued)

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOAN PAYABLE, RELATED PARTIES

HEP Investments, LLC

During the nine months ended September 30, 2021, the Company and HEP Investments, LLC (“HEP”, or “HEP Investments”) agreed to exchange the $9,000 in related party debt into an equal investment of $9,000 in the Participation Agreements (see Note 9 – Deferred R&D Obligations - Participation Agreements). This agreement eliminated any remaining third-party debt with HEP Investments. As of September 30, 2021, there were no Loans Payable to related parties.

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

NOTE 8 – NOTES PAYABLE – SBA PAYCHECK PROTECTION PROGRAM

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 (RESTATED) - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS

The Company entered into twenty-one (21) License Co-Development Participation Agreements (the “Participation Agreements”) with certain investors (“Participants”) for aggregate proceeds of $2,985,000. The Participation Agreements provide for the issuance of warrants to such Participants and allows the Participants to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from ZIVO’s algae cultures. Specifically, ZIVO has agreed to provide to the Participants a 44.78% “Revenue Share” of all license fees generated by ZIVO from any licensee (See the Table below).

According to the terms of the Agreements, and pursuant to ASC 730-20-25 the Company has bifurcated the proceeds of $2,985,000 as follows: 1) the 106,315 warrants sold were attributed a value of $953,897 based on the Black Scholes pricing model using the following assumptions: volatilities ranging from 139.55% to 154.26%; annual rate of dividends 0%; discount rates ranging from 0.26% to 0.45%, and recorded as Additional Paid In Capital; 2) the remaining $2,031,103 was recorded as Deferred R&D Obligation – Participation Agreements. Since the Company believes there is an obligation to perform pursuant to ASC 730-20-25, the Deferred R&D Obligation will be amortized ratably based on expenses incurred as the Company develops the technology for bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures. In the nine months ended September 30, 2021, the Company recognized $350,099 as a contra R&D expense related to personnel and third-party expenses to develop the subject technology.

The Participation Agreements allow the Company the option to buy back the right, title and interest in the Revenue Share for an amount equal to the amount funded plus a forty percent (40%) premium, if the option is exercised less than 18 months following execution, and for either forty (40%) or fifty percent (50%) if the option is exercised more than 18 months following execution. Pursuant to the terms of twelve of the Participation Agreements, the Company may not exercise its option until it has paid the Participants a revenue share equal to a minimum of thirty percent (30%) of the amount such Participant’s total payment amount. Pursuant to the terms of one of the Participation Agreements, the Company may not exercise its option until it has paid the Participant a revenue share equal to a minimum of one hundred forty percent (140%) of such Participant’s total payment amount. Five of the Participation Agreements have no minimum threshold payment. Once this minimum threshold is met, the Company may exercise its option by delivering written notice to a Participant of its intent to exercise the option, along with repayment terms of the amount funded, which may be paid, in the Company’s sole discretion, in one lump sum or in four (4) equal quarterly payments. If the Company does not make such quarterly payments timely for any quarter, then the Company shall pay the prorated Revenue Share amount, retroactive on the entire remaining balance owed, that would have been earned during such quarter until the default payments have been made and the payment schedule is no longer in default. See below a summary of the Participation Agreements:

							Minimum Payment	Buyback Premium %	Buyback Premium %
CoLicensing #	Date of Funding	Amount Funded	Warrants	Term	Exercise Price	Revenue Share	Threshold	0-18 Mo	> 18 Mo
1	Apr 13, 2020	$ 100,000	3,750	5 Years	9.60	1.500%	$ -	40%	40%
2	Apr 13, 2020	150,000	5,625	5 Years	9.60	2.250%	-	40%	40%
3	Apr 13, 2020	150,000	5,625	5 Years	9.60	2.250%	-	40%	40%
4	May 07, 2020	250,000	9,375	5 Years	9.60	3.750%	-	40%	40%
5	Jun 01, 2020	275,000	10,313	5 Years	8.80	4.125%	82,500	40%	50%
6	Jun 03, 2020	225,000	8,438	5 Years	8.80	3.375%	67,500	40%	50%
7	Jul 08, 2020	100,000	3,750	5 Years	9.60	1.500%	30,000	40%	50%
8	Aug 24, 2020	125,000	4,688	5 Years	9.60	1.875%	37,500	40%	50%
9	Sep 14, 2020	150,000	5,625	5 Years	9.60	2.250%	45,000	40%	50%
10	Sep 15, 2020	50,000	1,875	5 Years	9.60	0.750%	15,000	40%	50%
11	Sep 15, 2020	50,000	1,875	5 Years	9.60	0.750%	15,000	40%	50%
12	Sep 25, 2020	300,000	5,625	5 Years	9.60	4.500%	420,000	40%	50%
13	Oct 08, 2020	500,000	18,750	5 Years	9.60	7.500%	150,000	40%	40%
14	Oct 04, 2020	100,000	3,750	5 Years	9.60	1.500%	40,000	40%	50%
15	Oct 04, 2020	250,000	9,375	5 Years	9.60	3.750%	-	40%	40%
16	Oct 09, 2020	50,000	1,875	5 Years	9.60	0.750%	15,000	40%	40%
17	Dec 16, 2020	10,000	375	5 Years	9.60	0.150%	17,000	40%	50%
18	Jan 22, 2021	40,000	1,500	5 Years	11.20	0.600%	12,000	40%	50%
19	Jan 25, 2021	40,000	1,500	5 Years	11.20	0.600%	12,000	40%	50%
20	Jan 27, 2021	25,000	938	5 Years	11.20	0.375%	12,000	40%	50%
21	May 14, 2021	45,000	1,688	5 Years	10.40	0.675%	13,500	40%	50%
Total		$ 2,985,000	106,315			44.775%	$ 984,000

Certain of the Participation Agreements are owned by related parties. Participation Agreements numbers 8, 14, and 19 totaling $265,000 are owned by HEP Investments, Participation Agreement 21 in the amount of $45,000 is owned by MKY MTS LLC an entity controlled by the owners of HEP Investments, and Participation Agreement 13 in the amount of $500,000 is owned by an investment company owned by a significant shareholder Mark Strome (“Strome”).

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

Stock Issuances

During the nine months ended September 30, 2021, the Company issued 139,664 shares for proceeds of $1,514,970, to private investors. In addition, during this same period, a related party purchased 4,464 shares of the Company’s common stock at $11.20 per share for proceeds of $50,000. The Company, on June 15, 2021, issued 5,000 shares of restricted common stock to CorProminence, LLC (d/b/a COREir) for services in accordance with the consulting agreement between COREir and the Company (See Note 11 – Commitment and Contingencies). The shares were value at the market price on June 15, 2021, $4.48 per share for a total expense of $22,400

On June 2, 2021, the Company completed its planned public offering of common stock shares and common stock warrants. The Company issued 2,760,000 units (each unit consisting of one share of the Company’s common stock and one 5 year warrant (“registered warrant”) to purchase one share of common stock for $5.50 per share) for gross proceeds of $13,800,000, and net proceeds of $12,177,362 after related underwriting and other costs of $1,622,638.

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

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

Sale of Common Stock Warrants

During the nine months ending September 30, 2021, and in connection with the License Co-Development Participation Agreements (“Participation Agreements”) (see Note 9), the Company sold warrants to purchase 5,624 shares of common stock for $55,697. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 129.13% to 140.20%; annual rate of dividends 0%; discount rate 0.41% to 0.87%.

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

During the nine months ending September 30, 2020, in connection with the License Co-Development Participation Agreements (“Participation Agreements”) (see Note 9), the Company sold warrants to purchase 66,563 shares of common stock for $540,092. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 145.06% to 154.26%; annual rate of dividends 0%; discount rate 0.26% to 0.44%.

2019 Omnibus Long-Term Incentive Plan

Prior to the adoption of the 2021 Equity Incentive Plan, the Company maintained a 2019 Omnibus Long-Term Incentive Plan (the “2019 Incentive Plan”) for the purpose of enhancing the Registrant’s ability to attract and retain highly qualified directors, officers, key employees and other persons and to motivate such persons to improve the business results and earnings of the Company by providing an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. Following the approval by the shareholders of the 2021 Equity Incentive Plan (see Note 13 – SUBSEQUENT EVENTS: 2021 Equity Incentive Plan), no additional awards have been or will be made under the 2019 Incentive Plan. The 2019 Incentive Plan is administered by the compensation committee of the Board who will, amongst other duties, has full power and authority to take all actions and to make all determinations required or provided for under the 2019 Incentive Plan. As of September 30, 2021, 781,250 Options had been issued under the 2019 Incentive Plan with terms between 5 years and 10 years.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”) (see Note 12 – Stockholders’ Deficiency). In May 2019, the Company issued a warrant to purchase 62,500 shares of common stock at an exercise price of $8.00 for a term of five years to the Consultant. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34%. In October 2019, 25,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand and five hundred (237,500) shares of the Company’s common stock at an exercise price of $8.00 per share. On November 24, 2020, the parties entered into a Second Amendment to the Supply Chain Consulting Agreement whereby the issuance to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand five hundred (237,500) shares of the Company’s common stock was reduced to one hundred sixty-two thousand five hundred (162,500) shares of the Company’s common stock, and a cashless warrant with a five-year term to purchase thirty-seven thousand five hundred (37,500) shares of the Company’s common stock was issued to a member of the Consultant. The warrants were valued at $386,348 using the Black Scholes pricing model relying on the following assumptions: volatility 148.83%; annual rate of dividends 0%; discount rate 0.39%. As of September 30, 2021, the Development Project has not closed, and the warrants have not yet been issued.

The Board of Directors has also authorized the Company to issue to Consultant a cashless warrant with a five-year term to purchase 12,500 shares of the Company’s common stock at an exercise price of $8.00 per share at its discretion. As of September 30, 2021, such warrant has not been issued.

On March 1, 2021, the Company and the aforementioned “member of the Consultant” signed an amendment to the original consulting agreement. The member of the Consultant agreed to take on additional responsibilities related to the non-North America expansion of the Company biomass production network. Upon the successful formation, licensing and start of operations, the member of the Consultant will be granted warrants to purchase 40,625 shares of the Company’s common stock at the prevailing market price at that time. In addition, a monthly cash payment of $12,500 is included in the consulting agreement. (see Note 13 – SUBSEQUENT EVENTS: Supply Chain Consulting Agreement)

Marketing / Public Relations

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

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

Investor / Public Relations

On February 15, 2021, the Company signed a consulting agreement with CorProminence, LLC (dba COREir) to provide us with investor relations and public relations services. The COREir agreement includes a provision to issue to COREir on the four (4) month anniversary of the Effective Date, or as soon thereafter as is practically possible, 10,000 authorized restricted shares of common stock (the “Shares”) of the Company, of which 5,000 shares shall vest immediately upon receipt, 2,500 shall vest on the eight (8) month anniversary of the contract Effective Date and 2,500 shares shall vest on the twelve (12) month anniversary of the effective date of the COREir agreement. In addition, the agreement requires the Company to pay COREir $15,000 per month, plus out of pocket expenses, for their consulting services. (see Note 13 – SUBSEQUENT EVENTS: Investor / Public Relations)

Legal Contingencies

We may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operation or cash flows.

NOTE 12 - RELATED PARTY TRANSACTIONS

Loan Payable – Related Party

See Note 6 – Loan Payable – Related Parties for disclosure of loans payable to related Parties.

Employment Agreement

See Note 11 – Commitments and Contingencies for disclosure of the employment agreements with the Chief Executive Officer and Chief Financial Officer.

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

NOTE 13 – SUBSEQUENT EVENTS

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

Subject to adjustment as described in the 2021 Incentive Plan, the aggregate number of common shares (“Shares”) available for issuance under the 2021 Incentive Plan is initially set at One Million (1,000,000) Shares; this number is automatically increased each January 1st by an amount equal to 5% of the number of common stock shares outstanding at that date. The exercise price of each Share subject to an Option (as defined in the 2021 Incentive Plan) shall be at least the Fair Market Value (as defined in the 2021 Incentive Plan) (except in the case of an incentive stock option granted to more than 10% shareholder of the Company, in which case the price should not be less than 110% of the Fair Market Value) on the date of the grant of a Share and shall have a term of no more than ten years. As of November 15, 2021, 969,644 Options have been issued (see Note 13 – SUBSEQUENT EVENTS: Common Stock Option Grants).

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

NOTE 13 – SUBSEQUENT EVENTS (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as more fully described in the “Explanatory Note” and in Note 2 to the financial statements titled, “Restatement of Prior Financial Information” included in “Part I, Item I: Financial Statements (Unaudited) (Restated)” of this Amendment. For further details regarding the restatement adjustments, see also “Part I, Item 4: Controls and Procedures (Restated)” and “Part II, Item IA: Risk Factors (Restated)”.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Amendment No. 1 are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

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

Restatement

As discussed in the Explanatory Note to this Amendment No. 1 and Note 2 - Restatement of Previously Issued Financial Statements, included in the interim financial statements, the Company has restated certain information contained in its previously issued unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2021, related to errors in the accounting for the Participation Agreements. The Company determined that the Participation Agreements should be accounted for as a research and development agreements in accordance with ASC 730-20, Research and Development – Research and Development Arrangements. Previously, the Company accounted for the Participation Agreements under ASC 470-10, Debt – Sales of Future Revenues. ASC 730 directs the balance of funds to be considered a liability as an obligation to perform services. As such, this liability should be amortized ratably when research and development expenses associated with the Participation Agreements are incurred as an offset to research and development expenses. The Company’s Original Filing incorrectly identified the funds contributed to the Company per the Participation Agreements as Deferred Revenue – Participation Agreements and did not amortize the proceeds. The error resulted in an overstatement of the Company’s total current liabilities, total stockholders’ deficit, research and development expense, net loss, and basic and diluted net loss per share in the Original Filing. See Note 2 — Restatement of Previously Issued Financial Statements, for additional information. In addition, for further information regarding the matters leading to the Restatement and related findings with respect to the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Item 4. Controls and Procedures in Part I of this Amendment No. 1.

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

Results of Operations for the three months ended September 30, 2021 and 2020

The following table summarizes ZIVO’s operating results for the periods indicated)

	Quarter ended September 30,
	2021	2020
	(Restated)
Revenue:	$-	$-
Total revenue	-	-
Costs and expenses:
Cost of goods sold
Research and development	442,340	1,294,921
Professional Fees and Consulting Expense	527,476	1,610,931
Selling, general and administrative	736,014	458,755
Total costs and expenses	1,705,830	3,364,607
Operating loss	(1,705,830)	(3,364,607)
Other income (expense):
Interest income		-
Other income (expense)	121,491	(138,148)
Total other income, net	121,491	(138,148)
Net loss	$(1,584,339)	$(3,502,755)

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

Research and Development Expenses.

For the three months ended September 30, 2021, we incurred $442,340 in research and development expenses, as compared to $1,294,921 for the comparable period in 2020. An overall decrease in research and development costs of $852,581 versus the prior year period. Included in this is a decrease of $450,000 in non-cash compensation. Other non-salary related costs were $50,000 lower than the previous period, due to lower external laboratory and consultancy costs. Additionally, Research and Development expenses during 2021 were reduced by $350,099, which was the amount spent on research and development underlying the Participation Agreements.

Results of Operations for the nine months ended September 30, 2021, and 2020

The following table summarizes ZIVO’s operating results for the periods indicated

	Nine Months ended September 30,
	2021	2020
	(Restated)
Revenue:	$-	$20,000
Total revenue	-	20,000
Costs and expenses:	-	-
Cost of goods sold
Research and development	1,557,010	3,307,716
Professional Fees and Consulting Expense	1,008,991	1,991,417
Selling, general and administrative	2,972,810	1,521,530
Total costs and expenses	5,538,811	6,820,663
Operating loss	(5,538,811)	(6,820,663)
Other income (expense):	-	-
Interest income	-	-
Other income (expense)	(110,156)	(411,906)
Total other income, net	(110,156)	(411,906)
Net loss	$(5,648,968)	$(7,212,568)

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

Research and Development Expenses.

For the nine months ended September 30, 2021, we incurred $1,557,010 in research and development expenses, as compared to $3,307,716 for the comparable period in 2020. An overall reduction in research and development costs of ($1.7) million versus the prior year period. Included in this is a decrease in non-cash salary related costs of $1.2 million offset by a cash salary increase of $170,000. Other non-salary related costs were also $403,000 lower than the previous period. Included in these non-salary savings were lower R&D related travel of ($24,000), and lower outside laboratory/consultancy costs of ($399,000). Additionally, Research and Development expenses during 2021 were reduced by $350,099, which was the amount spent on research and development underlying the Participation Agreements.

Statement of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
Net cash used in operating activities	$(4,901,809)	$(1,686,936)	$(3,214,873)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	15,567,346	1,396,193	14,171,153

Net increase (decrease) in cash	$10,665,536	$(290,743)	$10,956,280

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

As of November 11, 2021, we had a cash balance of approximately $10,032,173. We have incurred significant net losses since inception. We have, since inception, consistently incurred negative cash flow from operations. During the nine months ended September 30, 2021, we incurred negative cash flows from operations of roughly $4,902,000. On September 30, 2021, we had a working capital surplus of $7,737,922 and stockholders’ equity of $7,770,629. Although, since January 1, 2021, we received net funding of $12.8 million from the proceeds of the June 2021 Offering, $1.1 million from the exercise of public warrants, and $1.5 million from the direct sale of stock, we have a need for additional capital to enable the Company to achieve its strategic objectives.

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

Item 4. Controls and Procedures (Restated)

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2021.

At the time of our Original Filing, our former Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective. Subsequent to the evaluation made in connection with our Original Filing, as described below, material weaknesses were identified in on our internal control over financial reporting. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Control Over Financial Reporting

Management has determined that the Company had the following material weaknesses in its internal control over financial reporting:

Control Environment, Risk Assessment, and Monitoring

Management did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to: (i) lack of structure and responsibility, insufficient number of qualified resources, and inadequate oversight and accountability over the performance of controls, (ii) ineffective identification and assessment or risks impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

Control Activities and Information and Communication

These material weaknesses contributed to the following additional material weakness with certain business processes:

Management did not design and maintain effective controls over complex accounting areas and related disclosures including deferred revenue accounting. Specifically, management did not identify controls over proper review of the financial statements and the application of United States Generally Accepted Principles ("US GAAP"), relating to the accounting and classification of deferred revenue - participation agreements.

Based on the assessment and identification of the material weaknesses described above, management has concluded that, as of September 30, 2021, our internal control over financial reporting was not effective and could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Amendment No.1 were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Remediation Plan

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

•	Developing monitoring controls and protocols that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any

•	Continue to hire qualified staff and outside resources to segregate key functions within our financial and information technology processes supporting our internal controls over financial reporting;

•	Engaging outside resources for complex accounting matters;

•	Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls;

•	Developing internal controls documentation, including comprehensive accounting policies and procedures over certain key financial processes and related disclosures; and

•	Draft position papers for all complex, non-recurring transactions.

We believe that these actions will remediate the material weaknesses identified. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through assessment and monitoring, that these controls are operating effectively. While there can be no assurance that our efforts will be successful, we expect that the remediation of these material weaknesses will be completed on a timely basis.

Changes in Internal Control Over Financial Reporting.

Except for the material weaknesses identified during the quarter, there was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened material legal proceeding

Item 1A. Risk Factors

Other than with respect to the material weaknesses described herein, which could further amplify our previously disclosed risks, particularly with respect to the consequences of a material weakness in internal control over financial reporting, there are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Stock Option Grant Notice and Agreement to Zivo Bioscience, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Securities and Exchange Commission on November 15, 2021)

10.3+	Zivo Bioscience, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.3 filed with the Securities and Exchange Commission on November 15, 2021)
17.1

Letter of Resignation of Robert O. Rondeau, Jr. (incorporated by reference to Exhibit 17.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2021)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

**Furnished herewith (all other exhibits are deemed filed)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.

Date: April 20, 2022	By:	/s/ John Payne
John Payne
Chief Executive Officer

	By:	/s/ Keith Marchiando
Keith Marchiando
Chief Financial Officer

