Form 10-K
period 2021-12-31
Zivo Bioscience, Inc.
filed 2022-04-22
CIK 1101026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-30415

Zivo Bioscience, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21 East Long Lake Road, Suite 100 Bloomfield Hills, MI	48304
(Address of principal executive offices)	(Zip Code)

(248) 452 9866

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ZIVO	The Nasdaq Stock Market LLC

Warrants to Purchase Common Stock, $0.001 par value per share	ZIVOW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the June 30, 2021 price at which the common equity was last sold was approximately $29.2 million. The number of outstanding shares of the registrant’s common stock as of April 19, 2022 was 9,419,660.

Documents Incorporated by Reference

Portions of the proxy statement for the 2022 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report to the extent described herein.

FORM 10-K

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	our ability to continue as a going concern and our history of losses;

•	our ability to obtain additional financing;

•	our relatively new business model and lack of significant revenues;

•	our ability to prosecute, maintain or enforce our intellectual property rights;

•	disputes or other developments relating to proprietary rights and claims of infringement;

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	the implementation of our business model and strategic plans for our business and technology;

•	the successful development of our production capabilities;

•	the successful development of our sales and marketing capabilities;

•	the potential markets for our products and our ability to serve those markets;

•	the rate and degree of market acceptance of our products and any future products;

•	our ability to retain key management personnel;

•	regulatory developments and our compliance with applicable laws; and

•	our liquidity.

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

Biotech – ZIVO Product Candidates

ZIVO is developing bioactive compounds derived from its proprietary algal culture, targeting human and animal diseases, such as poultry coccidiosis, bovine mastitis, human cholesterol, and canine osteoarthritis. As part of its strategy, ZIVO will continue to seek strategic partners for late stage development, regulatory preparation and commercialization of its products in key global markets.

Agtech – ZIVO’s Algal Biomass

ZIVO’s algal biomass is currently produced in Peru. ZIVO’s algal biomass contains Vitamin A, protein, iron, important fatty acids, non-starch polysaccharides and other micronutrients that position the product as a viable functional food ingredient and nutritional enhancement for human and animal use and as a viable functional ingredient for skin care products, such as mists, gommages, facial masks and serums. The Company currently has contracts for the sale of its algal biomass, however, no sales have been made pursuant to these contracts at this time and we don’t expect any sales to be made until we expand production of our algal biomass.

Poultry Gut Health

ZIVO’s initial focus is on developing a product candidate designed to target poultry gut health. ZIVO has conducted multiple poultry clinical trials to develop and refine a treatment for coccidiosis, a condition that inflames the digestive tracts of poultry, currently treated with various antibiotics, antimicrobials and chemicals.

Additional Indications

                Pending additional funding, ZIVO may also pursue the following indications:

Biotech:

○	Bovine Mastitis: ZIVO is developing a treatment for bovine mastitis derived from its proprietary algal culture and the bioactive agents contained within.

○	Canine Joint Health: Studies have indicated the potential of a chondroprotective property when a compound fraction was introduced into ex vivo canine joint tissues.

○

Human Immune Modulation: Early human immune cell in vitro and in vivo studies have indicated that one of the isolated and characterized biologically active molecules in the Company’s portfolio may serve as an immune modulator with potential application in multiple disease situations.

Agtech:

○

Human Food Ingredient: The self-affirmed GRAS process was completed for ZIVO algal biomass in late 2018 and is therefore available and suitable for human consumption as an ingredient in foods and beverages.

○

Skin Health: ZIVO is developing its algal biomass as a skin health ingredient, with topical skin product testing started in the third quarter of 2020, and clinical efficacy claim studies planned for ingestible and topical products.

○

Poultry Feed: ZIVO anticipates that following commercialization, dried ZIVO algal biomass would be mixed directly into poultry feed at an estimated ratio of 1kg to 1000kg at the feed mill and may be fed continuously from hatch to harvest, or at certain time periods in the grow cycle.

Our Market Opportunity

Biotech

Poultry Gut Health

Coccidiosis, or the inflammation of the intestinal tract, is one of the largest health and animal welfare problems facing poultry flocks. Roughly $3.0 billion was spent in 2006 to control this condition, of which antibiotics and antimicrobials comprise a significant percentage. Consumer and regulatory pressure have created what we believe to be an opportunity to develop and market an alternative to various additives routinely mixed into chicken feed. The Company is developing a product candidate designed to boost immune response, thereby combatting a broad range of infective pathogens, with the goal of simultaneously improving feed conversion and productivity.

The annual market sizes for vaccines, phytogenics and eubiotics in the animal health market as a whole were approximately $9.2 billion in 2020, $753.0 million in 2020, and $3.9 billion in 2019, respectively. During the same time period, the annual market sizes for drugs, vaccines & feed additives and supplements in the companion animal market were approximately $11.8 billion in 2020 and $637.6 million in 2019, respectively.

Bovine Mastitis

Bovine mastitis, or inflammation of the udder, can halt milk production and may result in unsaleable milk. The U.S. cow herd averaged 9.4 million cows in 2018 and U.S. milk production hit 217.6 billion pounds in 2018. Bovine mastitis affects approximately 1.5 million out of the 9 million dairy cows in the U.S. on an annual basis, and the average loss per cow per year in milk output is 846 pounds. Current treatments are primarily antibiotic, which requires a holding period and disposal of milk during that holding period.

Canine Joint Health

Osteoarthritis (OA) is one of the most common ailments among pet dogs, with prevalence believed to be greater than 20%. The U.S. is expected to hold the largest share of the global market for veterinary pain management due to the vast pet population in the region, increasing animal healthcare expenditure, large number of hospitals and clinics, growing pool of veterinarians, and high prevalence of diseases causing pain. According to IBISWorld, the U.S. veterinary services market showed a solid, steady increase in consumer spending over the past few years.

Human Immune Modification

Immune-related and infectious diseases represent a vast range of health issues affecting millions of humans and animals. New applications in pharma, food and nutraceuticals are continually introduced into this growing market. The annual market sizes for the antibiotics, eubiotics, autoimmune, and the antidiabetic markets were approximately $40.0 billion in 2020, $37.9 billion in 2019, $110.0 billion in 2017 and $48.8 billion in 2018, respectively. Beyond arthritis, there are more than 80 types of clinically different autoimmune diseases. Many major pharmaceutical and biopharmaceutical companies have extensive licensing and development programs focused on autoimmune/anti-inflammatory R&D. The rise in strategic alliances by discovery stage R&D companies like ZIVO is one of the latest trends that may gain traction in the autoimmune and anti-inflammatory therapeutics market in the coming years.

Agtech

Human Functional Food Ingredients

The market for healthy foods, health foods, vegan and vegetarian food products continues to gain traction in the US and worldwide, especially as consumers look for healthful and nutritional ingredients to improve overall health and immune response. The drive toward plant-based proteins and microbiome-enhancing natural foods and food/beverage ingredients and dietary supplements continues to expand.

Clinical Development and Regulatory Pathway

Clinical Experience, Future Development and Clinical Trial Plans

Our algal biomass product is at different stages of development for different applications. Accordingly, the various regulatory processes required for the various applications are at different stages of completion. With respect to human food and beverage applications, we have completed the FDA’s self-affirmed GRAS process for our dried algal biomass which allows for product commercialization with a consumption limit of up to nine grams per day.

Beyond use of the dried algal biomass for use in human food and beverage in the U.S., ZIVO has not received the required approvals for commercialization in the U.S. or any other country for any product form or application beyond nutritional claims. To date, however, the Company has performed a number of bench top and pre-clinical tests (which include animal testing, performance, and other tests required by regulatory bodies) for various product forms and applications pertinent to qualified health claims and structure/function claims. As described below, the Company intends to perform additional testing of its product in connection with obtaining the requisite regulatory approvals.

Poultry Gut Health

The Company initially intends to develop a product candidate targeted at poultry gut health. The Company has conducted 20 clinical trials to date, most recently in the second half of 2021. The early studies focused on determining the general effects from our product candidates, while the more recent studies examined dosage levels, interactions with vaccines and various product formulations. The Company expects to conduct several more studies on behalf of prospective licensees as part of licensing negotiations.

Potential Additional Indications

Following development of our initial product candidate, the Company intends to continue to pursue the below indications:

Biotech:

Product	Stage of Development and/or Regulatory Status to Date	Next Steps
Bovine Mastitis

The Company has conducted multiple in vitro and ex vivo experiments to determine general effects, and four clinical trials to focus on product modalities and methods of administration.

These studies include two (2) multianalyte in vivo studies of mastitis-inducing pathogens, most recently staph aureus.

Discovery Stage, pre-GMP, pre-GLP

The Company expects to conduct three or more small studies to validate a product candidate previously validated in poultry studies, among other similar candidates and to make refinements to same before offering to potential licensees.

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

Human Immune Modulation Agtech:	The Company has conducted six in vitro experiments using human immune cells attenuated by proprietary TLR4 inhibitor.	The Company has additional testing planned, beginning with repeated in vitro testing of different dosages and purities.
Algal biomass for human consumption	The Company has established completed the self-affirmed GRAS status process (12 November 2018). No clinical testing is required for commercialization.	Commercial launch is in process. Product can be marketed immediately. Additional studies are planned to be conducted to expand the allowable daily intake (ADI) and obtain an FDA No Questions letter.
Biomass for supporting skin health / anti-aging

The Company is researching and designing several investigations to establish definitive support for the mechanism of action associated with skin health / anti-aging. Support for the indication is a prerequisite to the human new dietary ingredient (NDI) application.

Topical skin product testing began in 2020.

The Company is planning additional studies to support skin health/anti-aging.

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

Poultry Gut Health: Conventional poultry production typically involves the use of ionophores and other anticoccidial compounds, some of which are produced by HuvePharma, Elanco, Zoetis, and Phibro, among others. No Antibiotics Ever (NAE) poultry production, relies on effective and economically sound alternatives, such as vaccines and antimicrobial chemicals, as well as product candidates offered by ZIVO.

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

Skin Health & Anti-Aging: There are a multitude of topical treatments and dietary supplements marketed for skin health and/or anti-aging applications, including premium multi-collagen peptides capsules including, Well Roots Biotin Rich Plus Collagen, Heliocare Skin Care Dietary Supplement, CoQ10 Supplement, Vitamin C, Peptan®, Verisol®, and Pure Gold Collagen®.

Material Agreements

Zoetis Collaboration/Option Agreement

On December 20, 2013, the Company entered into a collaboration, confidentiality and option agreement with Zoetis (as amended from time to time, the “Zoetis Agreement”), formerly Pfizer Animal Health, and the world’s largest animal health company, pursuant to which the Company is conducting bovine mastitis research.

Under the Zoetis Agreement, the Company granted Zoetis an exclusive option to negotiate an exclusive license with the Company for Company proprietary technology for bovine mastitis, including its identified and characterized natural molecule and its synthetic fatty acid/polysaccharide complex, and derivatives/homologs/isomers thereof, and production of the same (the “Technology”). The Company is required to execute a study under the supervision of Zoetis, the results of which will be used by Zoetis to evaluate whether or not to exercise its option. Within 90 days of its receipt of results, Zoetis must notify the Company whether or not it wishes to secure an exclusive license, and the negotiation of such license and payment terms will be made at that time.

The Zoetis Agreement has been extended through seven amendments, with the current term set to expire on January 30, 2023.

NutriQuest Collaborative Marketing Agreement

In April 2017, the Company entered into a limited license agreement with animal nutrition innovator NutriQuest (the “NutriQuest Agreement”), which holds feed formulation contracts with Tyson, Purdue, Smithfield and other large poultry and pork processors around the world. Poultry feed testing has shown that the Company’s proprietary algal strain may be a natural immune modulator that may enter the market as a natural products or phytogenic feed ingredient, providing the No Antibiotics Ever (“NAE”) producers with a non-medicated feed alternative.

Under the NutriQuest Agreement, ZIVO granted to NutriQuest a limited, exclusive license to market, distribute sell and collect the sales proceeds in all ZIVO’s nutrition, feed additive and supplementation applications naturally-derived algal biomass and extraction products (collectively the “Products”) for oral administration in poultry and swine. The Products will be sold under the NutriQuest brand, with logos and packaging chosen by NutriQuest, with NutriQuest marketing, distributing and collecting revenues from sales of the Products. The parties will equally share the gross profit.

Additionally, if ZIVO licenses its intellectual property to another party in the animal nutrition market (a “Competitive Product”), NutriQuest has the right to exercise either of the following two options:

Market Adjustment Option: ZIVO shall pay NutriQuest a market adjustment that is equal to 15% of the gross profit earned by ZIVO on the Competitive Product; and

Put Option: NutriQuest has an option to terminate the NutriQuest Agreement and require ZIVO to pay NutriQuest a termination fee equal to three times NutriQuest’s 50% portion of the highest annualized gross profit achieved by NutriQuest in any 12 consecutive month period from inception of sales pursuant to the NutriQuest Agreement.

NutriChipz Supply Agreement

In June 2018, ZIVO entered into an exclusive U.S.-only supply agreement with NutriChipz (the “NutriChipz Agreement”), which provides an exclusive license to NutriChipz to supply our algae as an ingredient in chips and crisps. Under the NutriChipz Agreement, Nutrichipz will pay ZIVO an amount equal to 130% of the direct cost of ZIVO algal biomass at a US port of entry; provided, however, that such cost shall not exceed $15,000 per metric ton.

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

Intellectual Property

Patents and Proprietary Rights

ZIVO Algal Products & Derivatives

We have rights in certain patents, patent application publications and trademarks. With respect to patents and trademarks, we have secured patent and federal trademark registrations in the USPTO, including the below:

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

9

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

•

U.S. Patent No. 10,161,928, issued December 25, 2018, relates to a panel for monitoring levels of biomarkers. Title of the patient is: “Wellness Panel.” This invention relates generally to an assay having at least one inflammation monitoring test, at least one oxidative stress monitoring test, and at least one antioxidant activity monitoring test. A method of monitoring an individual’s health, by collecting a sample from the individual applying the sample to an assay panel performing at least one inflammation monitoring test, at least one oxidative stress monitoring test, and at least one antioxidant activity monitoring test in the panel, and determining levels of biomarkers related to inflammation, oxidative stress, and antioxidant activity and therefore providing information regarding the individual’s relative health and/or risk of developing one or more disease.

•

U.S. Patent No. 10,166,270, issued January 1, 2019 relates to disclosing a composition and method for effecting various cytokines and NF-KB. Title of the patent is: Composition and Method for Affecting Cytokines and NF-KB.” This invention relates generally to administering an effective amount of a phyto-percolate composition to an individual. In various exemplary embodiments, the composition is claimed to be useful for the effective treatment of inflammation, cancer, and/or various infections including HIV by regulation of various interleukins, such as IL-10 and Il-2, and of transcription factors including NF-KB.

•

U.S. Patent No. 10,232,028, issued March 19, 2019 relates to isolates and fractions from a phyto-percolate and methods for affecting various cytokines by administering an effective amount of one or more of said isolates or fractions to an animal. In various exemplary embodiments, the isolates are useful for the treatment of bovine, canine and swine infection or inflammation, including bovine mastitis, by regulation of TNF-a, lactoferrin, INF-y, IL-B, serum amyloid-A (SAA), IL-6 and/or B-de-fensin associated with infection or an immune response generally.

•

U.S. Patent 10,765,732, issued September 8, 2020, title: Compounds and Methods for Affecting Cytokines. relates isolates and fractions from a phyto-percolate and methods for affecting various cytokines by administering an effective amount of one or more of said isolates or fractions to an animal. In various exemplary embodiments, the isolates are useful for the treatment of bovine, canine and swine infection or inflammation, including bovine mastitis.

•

U.S. Patent 10,842,179 issued on November 24, 2020, titled: Agents and Mechanisms for Treating Hypercholesterolemia relates to methods of treating hypercholesterolemia in mammals using a microbial fermentation and the regulation of genes involved in lipoprotein metabolism. A related European family member, EP2538951, was also granted on April 22, 2020.

•

U.S. Patent 11,065,287 issued on July 20, 2021, titled: Methods of Modulating Immune and Inflammatory Responses Via Administration of an Algal Biomass relates to algal biomass and supernatant derived from at least one species of algae exhibits anti-inflammatory and immune response modulating properties. Methods of reducing the symptoms of or treating a condition or disease in an animal, including bovine mastitis and Bovine Respiratory Disease Complex, and the pain and discomfort caused by osteoarthritis, injury or overexertion or muscle and connective tissue strains, A related Brazilian family member, BR112017017599, was also granted on November 16th, 2021.

•

Canadian Patent CA3014897 issued on December 29, 2020, titled: Nutritional Support for Animals Via Administration of an Algal Derived Supplement relates to an algal biomass and supernatant derived from at least one species of algae exhibits the ability to maintain general health in humans and non-human animals and promote a healthy immune system in them. Food, feed and nutritional supplements comprising an algal biomass or supernatant derived from at least one species of algae are described. Methods of maintaining general health or promoting a healthy immune system in humans and non-human animals comprises administering to the animal in need thereof an algal biomass or supernatant derived from at least one species of algae, or an extract, derivative or homeopathic compound derived from the algae species, biomass or supernatant, or a composition thereof.

We also have allowed pending trademark applications for “KALGAE,” “ZIVO”, and “ZIVO Bioscience” in several countries. We may have other common law rights in other trademarks, trade names, service marks, and the like which will continue as long as we use those respective marks.

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

The following patent filings are pertinent to the operation of the ZIVO business:

Family / Application Name	Country	Application No.	Status
Agents and Method for improving Gut Health	US	17/465,457	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	US	17/415,.221	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	BR	112021012229	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	CA	3124190	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	EP	19901280.08	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	HK	62022046142.5	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	MX	MX/a/a2021/007359	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	PE	1048-2021	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	TH	2101003721	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	PCT	PCT/US19/67600	Notice of Publication for this PCT received on June 25, 2020 under publication No. WO 2020/132231; Countries filed into: Brazil, Canada, Europe, Hong Kong, Mexico, Peru, Thailand and United States
Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment	US	17/576,237	Under Prosecution
Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment	PCT	PCT/US2022/012499	National stage deadline of July 15, 2023
Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment	US	17/576,444	Under Prosecution
Composition and Method For Affecting Cytokines and NF-κB	BR	1120120116789	Under Prosecution
Composition and Use of Phyto-percolate For Treatment of Disease	CA	2,631,773	Notice of Allowance received February 2022
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	CN	201880030155.6	Under Prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	EP	18763110.6	Under Prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	BR	112019018600	Under Prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	MX	MX/a/2019/010670	Under Prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	PE	1820-2019	Under Prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	TH	190105502	Under Prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	HK	62020009616.7	Notification of Publication of Request to Record; no action required until the grant of the EU application.
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	PCT	PCT/US18/21215	Published as WO2018165205. National stage applications filed -- China, Brazil, Mexico, Peru, Thailand, Hong Kong and Europe
Enhancement of Vaccine Efficacy Via Biomass and/or Related Material in Animal Feed	PCT	PCT/US17/367193	National stage deadline of July 2, 2022
Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	PCT	PCT/US21/139180	National stage deadline of December 26, 2022
Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	US	17/358,878	Published as US2022016240

Family / Application Name	Country	Application No.	Status
Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	PCT	PCT/US22/14347	National stage deadline of July 29, 2023
Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	US	17/587,582	Under Prosecution
Method of Modulating Immune Response and Inflammatory Response Via Administration Algal Biomass	BR	1120170175991	Notice of allowance received August 16, 2021. Issue fee paid October 2021
Methods of Modulating Immune Response and Inflammatory Response Via Administration of Algal Biomass	EP	16752918.9	Under Prosecution
Methods of Modulating Immune Response and Inflammatory Response Via Administration of Algal Biomass	HK	18108238.5	Under Prosecution
Methods of Modulating Immune Response and Inflammatory Response Via Administration of Algal Biomass	CA	3,011,687	Under Prosecution
Methods of Modulating Immune Response and Inflammatory Response Via Administration of Algal Biomass	PCT	PCT/US16/18105	National Stage filed in Brazil, Europe and United States
Natural Feed Composition Derived from Fresh Water Algal Cultures for the Promotion of Animal Growth	US	17/410,016	Under Prosecution
Natural Feed Composition Derived from Fresh Water Algal Cultures for the Promotion of Animal Growth	PCT	PCT/US21/50847	Published February 3, 2022. National stage deadline of January 27 2023.
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	EP	17753729.7	Under Prosecution
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	MX	MX/a/2018/009818	Under Prosecution
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	CN	201780023561.5	Under Prosecution
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	HK	19,125,173	Awaiting grant of related EP application
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	PCT	PCT/US17/17906	National stage filings in the United States, Canada, China, Europe and Mexico.
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	US	15/998,619	Under Prosecution
Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	PCT	PCT/US21/139178	National stage deadline of December 26, 2023
Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	US	17/358,953	Under Prosecution
The Use of Variovorax Microbes as a Coccidiostat	US	17/400,790	Under Prosecution
The Use of Variovorax Microbes as a Coccidiostat	PCT	PCT/US21/45744	National stage deadline of February 12, 2023
Use Of TLR4 Inhibitor In The Treatment Of Coccidiosis	US	17/320,706	Under Prosecution
Use Of TLR4 Inhibitor In The Treatment Of Coccidiosis	PCT	PCT/US21/32457	National stage deadline of November 14, 2022

The following trademark filings are pertinent to the operation of ZIVO’s business:

Trademark	Filing Date	Application No.	Country	Status
Kalgae	6/13/2018	87/961,009	US	Under Prosecution
ZIVO	2/4/2019	88/288,317	US	Under Prosecution
ZIVO	12/20/2020	48512762 (Class 29)	CN	Issued
ZIVO	12/20/2020	48512762 (Class 5)	CN	Issued
ZIVO	12/20/2020	48512744 (Class 31)	CN	Issued
ZIVO	7/30/2020	TMZC48512763ZCSL01	CN	Issued
ZIVO Bioscience	2/4/2019	88/288,453	US	Under Prosecution
Zivo Bioscience	2/4/2019	88/288,453	US	Notice of Design Search Code issued
ZIVO Bioscience and Device	7/30/2020	48512743 (Class 5)	CN	Issued
ZIVO Bioscience and Device	12/20/2020	48512742 (Class 29)	CN	Issued
ZIVO Bioscience and Device	12/20/2020	48512741 (Class 31)	CN	Issued

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Trade Secrets

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect such intellectual property and proprietary information by generally requiring our employees, consultants, contractors, scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements upon the commencement of their employment or engagement as the case may be. Our agreements with our employees prohibit them from providing us with any intellectual property or proprietary information of third parties. We also generally require confidentiality agreements or material transfer agreements with third parties that receive or have access to our confidential information, data or other materials. Notwithstanding the foregoing, there can be no assurance that our employees and third parties that have access to our confidential proprietary information will abide by the terms of their agreements. Despite the measures that we take to protect our intellectual property and confidential information, unauthorized third parties may copy aspects of our products or obtain and use our proprietary information.

Government Regulation

Overview

Biotech

As a discovery-stage licensor, we do not intend to fund and oversee the final regulatory approvals and commercialization processes of our product candidates, as we expect these to be borne by the licensee in all cases.

Agtech

As the licensor of food technology, and producer of culture inoculum for cultivation, ZIVO and its licensed growers must furnish to customers algal biomass that is compliant with all food and feed standards and FDA/CVM/USDA/AAFCO regulations.

In all cases, the compliance efforts involve GRAS affirmation and potentially an FDA “No Objection” or “No Questions” letter for each target specie. ZIVO has already completed a Self-GRAS affirmation for human use.

The Company intends to monetize intellectual property via licensing and biomass sales to feed and food marketers, dietary supplement makers and pharmaceutical companies. In so doing, each individual application requires testing and validation of safety and, in some cases, efficacy, per established regulation. Market verticals and compliance standards are closely associated. It stands to reason that entering a particular vertical is based on the economic opportunity, tempered by the cost and complexity of complying with all relevant standards.

Feed Ingredients – Livestock and Poultry

Feed ingredients in the U.S. are nominally controlled by the AAFCO, under a working memorandum with the FDA, which provides enforcement (including litigation) on behalf of AAFCO. Recent actions by the FDA and CVM have complicated the compliance process, and in February 2018, Company principals engaged the Tox Strategies as compliance consultants for poultry GRAS self-affirmation.

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

In March 2019, ZIVO retained Pen & Tec, an animal feed compliance consultancy based in Portugal to assist in EU product registration. ZIVO dried algal biomass has since been classified as a feed material in the EU, requiring no new research or study, but a rather time-consuming process of product registration and importation protocols which is still in process as of December 31, 2021.

Feed Ingredients & Supplements – Companion Animals

Although state and AAFCO officials still regulate companion animal feeds, treats and supplements, the supervision and standards are largely handled by the FDA and the CVM on a national level. However, the standards are not as restrictive as livestock feed. We currently do not have approval to sell companion animal feeds and are in the process of developing the specie-specific safety and health data required to do so. Companion animal products are aimed primarily at dogs and horses. We believe that a single safety/tox study and a separate dose/benefit study per animal applications will be sufficient. As with humans, we would seek to obtain a GRAS affirmation.

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

GRAS

The FDA requires that ingredients introduced into human foods and beverages are safe and are manufactured in a consistent manner that guarantees consumer safety. The standard that the Company must meet for food ingredient safety is GRAS. The Company opted to complete the self-affirmed GRAS process for its algal biomass, and upon achieving this status, the biomass has been a lawful food ingredient. The Company may, at some time in the future, determine to submit notification of the GRAS status of its biomass to FDA in expectation that it will be filed following a determination that FDA has “no questions” concerning our data.

In 2016, ZIVO contracted the Burdock Group to assist the Company in the compliance process, and to help with the process with the FDA. Further, the Company retained the New York law firm of Ullman Shapiro Ullman LLP, now part of Rivkin-Radler LLP, to advise in the compliance process.

Current Good Manufacturing Process

The other standard that must be met is current Good Manufacturing Process (“cGMP”) before any ingredient can be introduced into foods and beverages. The Company is required to register as a producer of food and/or dietary supplement ingredients with FDA and will thus be subject to inspection by the agency for compliance with applicable cGMP regulations.

 In addition, there are numerous state and local licensing and inspection requirements. should the product be produced in the U.S. If produced overseas, the FDA, USDA and U.S. Customs require that each grower is enrolled in the Foreign Supplier Verification Program, a cost to be borne by the grower and ZIVO.

Dietary Supplements

Dietary supplements, which include vitamins, minerals, nutritive substances, and natural products that are standalone products (“nutraceuticals”) fall under the jurisdiction of the FDA and must comply with the Dietary Supplement Health Education Act (“DSHEA”) legislation passed in 1994 and updated several times since, along with the Food Safety Modernization Act of 2011.

NDI Application

As human dietary supplement applications are being readied for market launch, the Company is required to file a New Dietary Ingredient (NDI) Notification. The standard applied to NDI Notifications is “reasonable expectation of safety” for intended use as a supplement. As part of the notification process, ZIVO must conduct at least one human study, and possibly two. These studies can run concurrently but should not be conducted by the same clinical research organization. To date, ZIVO has not run these studies. One such study may be the same dose tolerance study planned to increase the maximum allowable consumption limit as discussed above.

Skin Care and Topical Uses

The US Congress is contemplating implementation of a statute requiring all skin care and cosmetics production to follow GMP. If this legislation is passed the Company will need to ensure that it and any contract manufacturers are certified GMP.

Structure/Function Claims

The Company can go to market (once a single study has been completed and GMP protocols are in evidence) with simple structure/function claims regarding the ability to maintain a healthy immune response or a beneficial anti-inflammatory response. This is the most basic of FDA standards and essentially means that as long as GMP standards are met, a study has been conducted and that in-process toxicology reports are available, the Company is able to market its product.

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

Employees

As of December 31, 2021 we had 10 full-time employees, consisting of clinical development, product development, regulatory, manufacturing, quality, finance, administration and managers. We also regularly use independent contractors across the organization. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Nevada on March 28, 1983, under the name of “L. Peck Enterprises, Inc.” On May 27, 1999, we changed our name to “Western Glory Hole, Inc.” From 1990 until October 2003, we had no business operations; we were in the development stage and were seeking profitable business opportunities. On October 30, 2003, we acquired 100% of the outstanding shares of Health Enhancement Corporation (“HEC”) in exchange for 112,500 of our shares, making HEC our wholly-owned subsidiary. In connection with this transaction, we changed our name to Health Enhancement Products, Inc. On October 14, 2014, at the annual meeting of the stockholders of the Company, a proposal was passed to change the name of the Company from Health Enhancement Products, Inc. to Zivo Bioscience, Inc.. On October 30, 2014, the Financial Industry Regulatory Authority approved the name Zivo Bioscience, Inc. for trading purposes and the symbol change to ZIVO effective November 10, 2014.

Item 1A. Risk Factors.

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this Annual Report. Any of the risks and uncertainties set forth herein could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price or value of our securities. Additional risks not currently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us. As a result, you could lose all or part of your investment.

Risks Relating to Our Business

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

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

The health of the global economy, and the credit markets and the financial services industry in particular, as well as the stability of the social fabric of our society, affects our business and operating results. For example, the credit and financial markets may be adversely affected by the current conflict between Russia and Ukraine and measures taken in response thereto. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as recent supply chain disruptions and labor shortages and persistent inflation, have impacted, and may continue to adversely impact our suppliers’ ability to provide our manufacturer with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

We have incurred, and may continue to incur increased costs and demands upon management as a result of being a public company.

As a public company in the United States, listed on the Nasdaq Capital Market, we incur significant legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board, on committees of our Board or as members of senior management.

We have a history of operating losses, and we may not be able to achieve or sustain profitability. In addition, we may be unable to continue as a going concern.

We have incurred net losses during each of our fiscal years since our inception. Our net loss for the year ended December 31, 2021 was $9,163,366 and our accumulated deficit totaled approximately $108 million as of December 31, 2021. We do not know whether or when we will become profitable, if ever. We currently expect operating losses and negative cash flows to continue for at least the next several years.

Our ability to generate sufficient revenue to achieve profitability depends on our ability, either alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our product candidates.

Our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our auditor’s report for the year ended December 31, 2021 contains an explanatory paragraph that we have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a twelve-month period, there is substantial doubt about our ability to continue as a going concern. As noted below, we will need to obtain additional funding from equity or debt financings, which may require us to agree to burdensome covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our fundraising objectives, regardless of the terms. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our planned research, development and product commercialization efforts. In addition, we will require additional financing to achieve our goals and our failure to do so could adversely affect our commercialization efforts. We anticipate that our expenses will increase substantially if and as we:

•	continue our development process for our product candidates;

•	seek to maintain, protect and expand our intellectual property portfolio; and

•	seek to attract and retain skilled personnel.

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

Any of these third parties may terminate their engagements with us at any time unless otherwise stated in contractual agreements. If we need to enter into alternative arrangements, our commercialization activities or our therapeutic candidate or companion diagnostic development activities may be delayed or suspended. Our reliance on these third parties for research and development activities, reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards and any applicable trial protocols.

Any of these events could lead to delays in the development of our product candidates, including delays in our trials, or failure to obtain regulatory approval for our product candidates, or it could impact our ability to successfully commercialize our current product candidates.

Because our ZIVO algae is currently produced by only one grower, the loss of this grower would have a material adverse impact on our operating results and cash flows.

Currently only one facility grows our ZIVO algae. Any termination of a business relationship with, or a significant sustained reduction in business received from this grower could delay our production efforts and could have a material adverse effect on our operating results and cash flows. We must materially increase the number of our growers and if we cannot, it will adversely impact our financial condition and our business.

If we fail to attract and keep our Chief Executive Officer and Chief Financial Officer, senior management and key scientific personnel, we may be unable to successfully develop our therapeutic candidates, conduct our clinical trials and commercialize our therapeutic candidates.

We are highly dependent on the members of our executive team, including our Chief Executive Officer and Chief Financial Officer, the loss of whose services may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success.

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

We may, and our current or future licensees may, experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our products, including:

•	regulators may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	the failure to successfully complete pre-clinical testing requirements required by the FDA and international organizations;

•

delays may occur in reaching, or fail to reach, agreement on acceptable clinical trial contracts with third parties or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;

•	the cost of clinical trials of our products may be greater than we anticipate;

•	delays or difficulties in obtaining an FDA No Objection letter for human consumption of our algal biomass; and

•	delays or difficulties in obtaining regulatory approval in the EU for use of our algal biomass for animal feed.

If we are required to conduct additional clinical trials or other testing of our biotech product candidates under development or algal biomass beyond those that we contemplate, if we are unable to successfully complete clinical trials of our product candidates under development or algal biomass or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may, or our existing or future licensees may:

•	not obtain marketing approval at all;

•	be delayed in obtaining marketing approvals in a jurisdiction; or

•	be subject to additional post-marketing testing requirements.

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

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements on us and increase the cost of doing business. On February 11, 2019, the FDA issued a statement from FDA Commissioner, Dr. Scott Gottlieb, regarding the agency’s efforts to strengthen the regulation of dietary supplements. The FDA will be prioritizing and focusing resources on misbranded products bearing unproven claims to treat, cure, or mitigate disease. Commissioner Gottlieb established a Dietary Supplement Working Group tasked with reviewing the agency’s organizational structure, process, procedures, and practices to identify opportunities to modernize the oversight of dietary supplements. Additionally, on December 21, 2015, the FDA created the Office of Dietary Supplements (“ODSP”). The creation of this new office elevates the FDA’s program from its previous status as a division under the Office of Nutrition and Dietary Supplements. ODSP will continue to monitor the safety of dietary supplements.

In August 2016, the FDA published its revised draft guidance on Dietary Supplements: New Dietary Ingredient Notifications and Related Issues. If a company sells a dietary supplement containing an ingredient that FDA considers either not a dietary ingredient or a new dietary ingredient (“NDI”) that needs an NDI notification, the agency may threaten or initiate enforcement against such company. For example, it might send a warning letter that can trigger consumer lawsuits, demand a product recall, or even work with the Department of Justice to bring a criminal action. Our operations could be harmed if new guidance or regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable regulatory requirements, if the cost of complying with regulatory requirements increases materially, or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

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

If our computer systems are hacked, or we experience any other cybersecurity incident, we may face a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws and regulations. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; telecommunications or system failures; terrorist attacks; natural disasters; employee error or malfeasance; server or cloud provider breaches; and computer viruses or cyberattacks. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, known as advanced persistent threats, directed at us, our products, customers and/or our third-party service providers. It is possible a security breach could result in theft of trade secrets or other intellectual property or disclosure of confidential customer, supplier or employee information. Should we be unable to prevent security breaches or other damage to our information technology systems, disruptions could have an adverse effect on our operations, as well as expose us to costly litigation, liability or penalties under privacy laws, increased cybersecurity protection costs, reputational damage and product failure.

The animal health industry is highly competitive.

The animal health industry is highly competitive. Our competitors include standalone animal health businesses, the animal health businesses of large pharmaceutical companies, specialty animal health businesses and companies that mainly produce generic products. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. Several new start-up companies also compete in the animal health industry. We also face competition from manufacturers of drugs globally, as well as producers of nutritional health products. These competitors may have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities.

Competitive pressure could arise from, among other things, more favorable safety and efficacy product profiles, limited demand growth or a significant number of additional competitive products being introduced into a particular market, price reductions by competitors, the ability of competitors to capitalize on their economies of scale, the ability of competitors to produce or otherwise procure animal health products at lower costs than us and the ability of competitors to access more or newer technology than us.

Our R&D relies on evaluations of animals, which may become subject to bans, additional restrictive regulations or increased attention from activism movements.

We are required to evaluate the effect of our product candidates in animals. Animal testing in certain industries has been the subject of controversy and adverse publicity. Some organizations and individuals have attempted to ban animal testing or encourage the adoption of new regulations applicable to animal testing. To the extent that the activities of such organizations and individuals are successful, our R&D, and by extension our business, financial condition and results of operations, could be materially adversely affected. In addition, negative publicity about us or our industry could harm our reputation. For example, farm animal producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of animal rights, nutrition, health-related or other concerns. Any reputational harm to the farm animal industry may also extend to companies in related industries, including our Company. Adverse consumer views related to the use of one or more of our product candidates in farm animals also may result in a decrease in the use of such products and could have a material adverse effect on our operating results and financial condition.

Risks Relating to Our Intellectual Property

We may not be able to protect our proprietary algae cultures and bioactive compounds in the marketplace.

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property of our products. Patents might not be issued or granted with respect to our patent applications that are currently pending, and issued or granted patents might later be found to be invalid or unenforceable, be interpreted in a manner that does not adequately protect our products or any future products, or fail to otherwise provide us with any competitive advantage. As such, we do not know the degree of future protection that we will have on our products, if any, and a failure to obtain adequate intellectual property protection with respect to our products could have a material adverse impact on our business.

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

Claims of intellectual property infringement by or against us could seriously harm our businesses.

From time to time, we may be forced to respond to or prosecute intellectual property infringement claims to defend or protect our rights. These claims, regardless of merit, may consume valuable management time, result in costly litigation or cause product shipment delays. Any of these factors could seriously harm our business and operating results. We may have to enter into royalty or licensing agreements with third parties who claim infringement. These royalty or licensing agreements, if available, may be costly to us. If we are unable to enter into royalty or licensing agreements with satisfactory terms, our business could suffer.

Risks Related to Our Common Stock

There can be no assurance that we will be able to comply with Nasdaq’s continued listing standards, a failure of which could result in a de-listing of our common stock.

There is no assurance that we will continue to comply with the applicable Nasdaq listing standards. In order to maintain the listing of our common stock, par value $0.001 per share (the “common stock”) and warrants on Nasdaq, Nasdaq requires that the trading price of a company’s listed stock on Nasdaq remain above one dollar in order for such stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq, together with any related warrants listed on Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and warrants and would impair your ability to sell or purchase our common stock and warrants when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock and/or warrants to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

The market price and trading volume of our securities may be volatile and may be affected by economic conditions beyond our control.

The market price of our securities is likely to be volatile. Some specific factors that could negatively affect the price of our securities or result in fluctuations in its price and trading volume include:

•	results of trials of our product candidates;

•	results of trials of our competitors’ products;

•	regulatory actions with respect to our therapeutic candidates or products or our competitors’ products;

•	actual or anticipated fluctuations in our quarterly operating results or those of our competitors;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	issuances by us of debt or equity securities;

•	litigation involving our Company, including stockholder litigation; investigations or audits by regulators into the operations of our company; or proceedings initiated by our competitors or clients;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	trading volume of our common stock;

•	announcement or expectation of additional financing efforts;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	changes in market conditions for biotech or agtech stocks;

•	influence of retail investors and/or social media on our common stock, such as a massive short squeeze rally; and

•	conditions in the U.S. financial markets or changes in general economic conditions.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2021, our largest shareholder, HEP Investments, LLC (“HEP” or “HEP Investments”), beneficially owns approximately 24.3% of our common stock. Therefore, HEP Investments will have the ability to influence us through this ownership position. This stockholder may be able to determine all matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Our management has identified certain internal control deficiencies, which management believes constitute material weaknesses. Our failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our common stock.

We review and update our internal controls, disclosure controls and procedures, and corporate governance policies as our Company continues to evolve. In addition, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and management is required to report annually on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we are no longer a “smaller reporting company” as defined by applicable SEC rules.

Our management’s evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2021 concluded that our controls were not effective, due to material weaknesses resulting from an ineffective overall control environment. The material weaknesses stem primarily from our small size and include the inability to (i) maintain appropriately designed information technology general controls in the areas of user access, vendor management controls, and segregation of duties, including controls over the recording of journal entries, related to certain information technology systems that support the Company’s financial reporting process; and (ii) design and maintain effective controls over complex accounting areas and related disclosures including income tax and deferred revenue accounting. Specifically, management did not identify controls over the review of the tax provision, including the valuation analysis relating to deferred tax assets, considerations for uncertain tax positions, the preparation of income tax footnote and required disclosures and selecting and applying accounting policies, proper review of the financial statements and the application of GAAP relating to the accounting and classification of deferred revenue – participation agreements.

The effects of the accounting errors related to deferred revenue resulted in a restatement of our quarterly report on Form 10-Q for the period ended September 30, 2021, as management determined that the effect of the error was material to the unaudited condensed consolidated financial statements for such quarter. Please see “Item 9A - Control and Procedures” for more information about identified material weaknesses.

Such shortcomings could have an adverse effect on our business and financial results. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The effect of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board and as executive officers.

Subject to limitations on liquidity, the Company is planning to take steps to remediate these material weaknesses.  However, we cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies.

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

We expect our operating results to be subject to annual and quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our product candidates, products or future development programs;

•	if any of our product candidates receives regulatory approval, the level of underlying demand for these product candidates and wholesalers’ buying patterns;

•	addition or termination of trials or funding support;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting our products or those of our competitors;

•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•	our ability to attract, hire and retain qualified personnel;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	future accounting pronouncements or changes in our accounting policies; and

•

the timing and success or failure of clinical studies for our therapeutic candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic collaborations or partnerships, or marketing, distribution or licensing arrangements with third parties, we may be required to limit valuable rights to our intellectual property, technologies, therapeutic candidates or future revenue streams, or grant licenses or other rights on terms that are not favorable to us. Furthermore, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our therapeutic candidates.

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

We are at risk of litigation.

 As described in “Item 3 – Legal Proceedings,” we are party to an arbitration dispute with AEGLE Partners, 2 LLC.  Additionally, in the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

 Additionally, we terminated our former Chief Executive Officer for cause, and do not believe that we owe him any severance payments. However, we have not yet reached an agreement with him related to his departure.

 Even if we successfully defend against these claims, litigation could result in substantial costs place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation.

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

Item 2. Properties.

As of December 31, 2021, the Company’s primary office was located at 2804 Orchard Lake Road, Suite 202, Keego Harbor, MI 48320, under a facility lease on a month-to-month basis. On February 28, 2022, the Company moved its principal executive office to 21 East Long Lake Road, Suite 100, Bloomfield Hills, MI 48304 to a facility where we lease roughly 4,800 square feet. We believe that our existing facilities are adequate for our current needs. If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms. We also lease a laboratory and office (roughly 2,700 square feet) at 608 Danley Drive, Unit #1, Fort Myers, FL 33907.

Item 3. Legal Proceedings.

On April 13, 2022, AEGLE Partners, 2 LLC (“AEGLE”) initiated an arbitration in Michigan against the Company with the American Arbitration Association.  AEGLE asserted claims related to a certain Supply Chain Consulting Agreement entered into between AEGLE and the Company in 2019 (as amended from time to time, the “Agreement”), and a disagreement between AEGLE and the Company regarding whether AEGLE is entitled to payment of certain fees and warrants pursuant to the Agreement.  AEGLE’s complaint seeks, among other things, three times the payment of such alleged fees and warrants  and recovery of AEGLE’s costs and expenses.  We believe that the claims made by AEGLE in its complaint are without merit and we intend to vigorously defend ourselves against them.

Additionally, the Company may be subject to various claims, complaints, and legal actions that arise from time to time in the normal course of business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock and our warrants trade on the Nasdaq Capital Market under the symbol “ZIVO” and “ZIVOW”, respectively.

Holders

As of April 20, 2022, there were approximately 235 holders of record of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Item 6. [Reserved]

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

Overview

We have put in place a business model in which we may derive future income from licensing and selling natural bioactive ingredients including algal biomass and products that may be derived from or are initially based on the algal biomass. We expect that these planned new products will likely be sold or licensed to much larger, better-financed human and animal pharma companies, and to food, dietary supplement, and skin care manufacturers. The anticipated income streams are to be generated from a) sales of algal biomass or extracts thereof, and b) license payments in the form of royalties and / or other contractual payments for licensed natural bioactive ingredients. Our manufacturing strategy is to create contract manufacturers for our non-licensed products which products will be sold by us to animal food, dietary supplement, and medical food processors and/or name-brand marketers. Further, we expect to license our bioactive molecules as lead compounds or templates for synthetic variants intended for therapeutic applications.

For our Wellmetrix, subsidiary, the Company’s board of directors (the “Board”) and management agreed to halt active product development and instead focus on prospective out-licensing of the existing IP, consisting of a patent and several patents pending. An ongoing commitment to patent prosecution and maintenance of the existing patent portfolio has been approved by the Board.

Recent Developments

June 2021 Underwritten Public Offering

On May 27, 2021, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, as underwriter (the “Underwriter”), relating to the issuance and sale of 2,760,000 units (“Units”), each consisting of one share of our common stock, par value $0.001 per share (the “common stock”) together with one warrant to purchase one share of common stock at an exercise price equal to $5.50 per share (each a “2021 Warrant”), at a price to the public of $5.00 per Unit. In addition, under the terms of the Underwriting Agreement, we granted the Underwriter an option, exercisable for 45 days, to purchase up to an additional 414,000 shares of common stock and/or 414,000 2021 Warrants, in any combination thereof, on the same terms. The base offering closed on June 2, 2021, and the sale of 150,000 shares of common stock subject to the Underwriter’s overallotment option closed on July 2, 2021.

The gross proceeds from this offering were approximately $14.5 million prior to deducting underwriting discounts and other offering expenses payable by us.

Change of Independent Registered Public Accounting Firm for Fiscal 2021

On November 30, 2021, Wolinetz, Lafazan & Company, P.C., notified the Company of its resignation as the Company’s independent registered public accounting firm. On February 10, 2022, the Audit Committee of the Board engaged BDO USA, LLP (“BDO”) to serve as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2021.

Nasdaq Capital Market

The Company’s common stock and 2021 Warrants commenced trading on The Nasdaq Capital Market on May 28, 2021 under the ticker symbol “ZIVO” and “ZIVOW”, respectively. Previously, the Company’s common stock was traded on the OTC Markets quotation system on the OTCQB.

Reverse Stock Split

Effective at 12:01 a.m., Eastern Time, on May 28, 2021, the Company completed a 1-for-80 reverse stock split of its common stock. All share and per share amounts in this Report have been reflected on a post-split basis.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. As a result of the COVID-19 pandemic, the Company has experienced, and will likely continue to experience, delays and disruptions in our pre-clinical and clinical trials, as well as interruptions in our manufacturing, supply chain, shipping and research and development operations.

The effects of COVID-19 on the Company have been generally related to our ability to complete scientific research and laboratory experiments on our planned timetables. We do much of our research with universities and third party laboratories, and the scientific work, experimentation and clinical trials require in person activities working on laboratory equipment. COVID-19 caused several shutdowns to the labs of our research partners. These shutdown and stay at home orders interrupted work in some cases, and postponed work in other cases. The net effect to the Company was our continued spending on overhead costs without the progression of our scientific discovery and experimental plan. We do not believe that the quality of any scientific or experimentation work was sacrificed due to COVID-19.

The Company’s plans for further testing or clinical trials may be further impacted by the continuing effects of COVID-19. The global outbreak of COVID-19 continues to rapidly evolve. In May 2020, given the impact of COVID-19 on the Company, the Company applied for and received loan funding of $121,700 under the Paycheck Protection Program, which was forgiven by the U.S. Small Business Administration on September 9, 2021.

The extent to which the COVID-19 pandemic may further impact our business and pre-clinical and clinical trials and the launch or products will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the effect of the pandemic on our suppliers and distributors and the global supply chain, the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. The COVID-19 pandemic may also continue to impact our business as a result of employee illness, school closures, and other community response measures.

The COVID-19 pandemic may also impact our ability to secure additional financing. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in for fiscal year 2022 and beyond.

See “Risk Factors—Risks Related to Our Business—The COVID-19 pandemic and measures taken to contain it have significantly adversely affected, and are likely to continue to significantly adversely affect, our business, results of operations, financial condition, cash flows, liquidity and stock price.”

Financial Overview

Service Revenue

The Company recorded service revenue for certain work related to the development of a testing methodology as part of our ongoing scientific experimentation. A third-party research partner was interested in utilizing our newly developed procedures. The Company and the research partner negotiated a one-time payment. The Company does not believe this will be an ongoing source of income.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs for personnel in functions not directly associated with research and development activities, professional fees and consultant expenses, and other overhead spending. Personnel related costs include cash compensation, benefits, and stock-based compensation expenses. Professional fees and consultant expenses consist primarily of legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, and financial matters. Other overhead spending includes cost to support information technology, rent, insurances, public company listing, and supplies.

We anticipate that our general and administrative expenses will significantly increase in the future to support our continued research and development activities, potential commercialization of our product candidates, hiring of additional personnel, legal and professional services, and other public company related costs.

Research and Development

Research and development expenses are incurred in developing our product candidates, compensation and benefits for research and development employees, including stock-based compensation, research related overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to research consultants and other outside expenses. Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed.

We expect our research and development expenses to significantly increase over the next several years as we continue to develop product candidates targeting additional pharma and algal biomass applications. These additional activities will increase the need to conduct preclinical testing and clinical trials and will depend on the duration, costs and timing to complete our preclinical programs and clinical trials.

Interest Expense

Interest expense primarily consists of interest costs related to our convertible notes, as discussed in detail below.

Other Income

Other income consists of proceeds derived from activity outside of normal operating activity, including the forgiveness of the paycheck protection program loan.

Results of Operations

Comparison of Year Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the year ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Revenue:	$-	$20,000
Total revenue	-	20,000
Costs and expenses:
Research and development	2,119,684	3,754,913
General and administrative	6,932,921	4,820,762
Total costs and expenses	9,052,605	8,575,675
LOSS FROM OPERATIONS	(9,052,605)	(8,555,675)
Other income (expense):
Interest expense	233,281	550,054
(Gain) on forgiveness of debt and accrued interest	(122,520)	-
Total other (expense), net	(110,761)	(550,054)
Net loss	$(9,163,366)	$(9,105,729)

Net Sales

We had no product or licensing revenue during the years ended December 31, 2021 and 2020. However, we had $0 and $20,000 of service revenue during the 12 months ended December 31, 2021 and 2020, respectively. The Wellmetrix service revenue related to a study design for a pre-clinical trial.

Cost of Sales

We had no cost of sales during the years ended December 31, 2021 and 2020.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the 12 months ended December 31, 2021, as compared to approximately $4.8 million for the comparable prior period. The approximate $2.1 million increase in general and administrative expense during 2021 is due primarily to the following: an increase of $2.7 million in salary expense ($2.4 million non-cash increase due to stock options issued to employees and roughly $300,000 increase in cash compensation from an increase in bonus accruals and severance payments to the Company’s former chief financial officer), and an increase in overhead expense of $160,000 ($80,000 increase in insurance, $30,000 increase in travel and entertainment, and $55,000 increase in exchange listing expenses); these increases were partially offset by a reduction in professional services of $800,000 (lower legal of $100,000, lower consulting of $240,000, higher investor relations of $155,000, and lower board of director fees of $570,000 which was fully explained by lower non-cash equity compensation expense.

Research and Development Expenses

For the 12 months ended December 31, 2021, we incurred $2.1 million in R&D expenses, as compared to $3.7 million for the comparable period in 2020.

Of these expenses, all $2.1 million for 2021 and roughly $3.5 million for 2020 are costs associated with research relating to our biotech and agtech businesses. Of these costs in 2021, $1.0 million is for salary related cost, a decrease of approximately $1.0 million from the prior year. The decrease is fully explained by lower stock related compensation costs. Third party research and development spending of $1.7 million was essentially unchanged from the prior year. For the year ending December 31, 2021, the Company recognized a reduction in gross research and development spending to account for the amortization of the spending obligation created through the complete funding of the Participation Agreements. (See Note 9: Deferred R&D Obligations - Participation Agreements)

	December 31,	December 31,
	2021	2020
Labor and other internal expenses	$1,018,044	$2,045,501
External research expenses	1,657,386	1,709,412
Total gross R&D expenses	2,675,430	3,754,913
Less contra-expense for amortization of deferred R&D obligation – participation agreements	(555,746)	-
Net R&D expenses	$2,119,684	$3,754,913

Subject to the availability of funding, we expect our R&D costs to grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response.

With respect to our Wellmetrix business, we incurred $-0- and $146,000 in R&D expenses for the 12 months ended December 31, 2021 and 2020, respectively. The decrease of $146,000 from the prior period is due to terminating of all Wellmetrix projects for R&D. As noted above, the Company has halted active product development and instead is focusing on prospective out-licensing of the existing IP, consisting of a patent and several patents pending

Liquidity and Capital Resources

Historical Capital Resources

As of December 31, 2021, our principal source of liquidity consisted of cash deposits of $8.9 million. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses.

We anticipate that our expenses will increase substantially as we develop and seek to commercialize our product candidates and continue to pursue pre-clinical and clinical trials, seek regulatory approvals, manufacture product candidates, hire additional staff, add operational, financial and management systems and continue to operate as a public company.

Our source of cash to date has been proceeds from the issuances of notes, common stock with and without warrants and unsecured loans, and the entry into Participation Agreements, the terms of which are further described below. See also “—Funding Requirements and Outlook” below.

June 2021 Underwritten Public Offering

On May 27, 2021, we entered into an Underwriting Agreement relating to the issuance and sale of 2,760,000 Units, at a price to the public of $5.00 per Unit. In addition, under the terms of the Underwriting Agreement, we granted the Underwriter an option, exercisable for 45 days, to purchase up to an additional 414,000 shares of common stock and/or 414,000 2021 Warrants, in any combination thereof, on the same terms. The base offering closed on June 2, 2021, and the sale of 150,000 shares of common stock subject to the Underwriter’s overallotment option closed on July 2, 2021. The gross proceeds from this offering were approximately $14.5 million prior to deducting underwriting discounts and other offering expenses payable by us.

Convertible Notes

On June 2, 2021, pursuant to the terms of several Debt Extension and Conversion Agreements with holders of our 11% convertible debt, a total of $7,538,556 comprised of outstanding principal of $4,940,342 and interest of $2,598,214 of our convertible notes were automatically converted into 942,322 shares of common stock at $8.00 per share.

Participation Agreements

From April 13, 2020, through May 14, 2021, the Company entered into twenty-one License Co-Development Participation Agreements (the “Participation Agreements”) with certain accredited investors (“Participants”) for an aggregate of $2,985,000. The Participation Agreements provide for the issuance of warrants to such Participants and allows the Participants to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from ZIVO’s algae cultures. Specifically, ZIVO has agreed to provide to the Participants a 44.775% “Revenue Share” of all license fees generated by ZIVO from any licensee.

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

Cash Exercise of Warrants

From January 1, 2020 to December 31, 2021, the Company received gross proceeds from the cash exercise of outstanding warrants for common stock in the amount of $830,400.

Unsecured Loans

From January 1, 2020 to December 31, 2021, the Company received gross proceeds of $312,200 in unsecured loans. As of December 31, 2021, no principal and accrued interest remained outstanding under such loans.

Private Placements

Between January 1, 2020 and December 31, 2021, we entered into Subscription Agreements with accredited investors pursuant to which we, in private placements, issued and sold an aggregate of 190,647 shares of common stock for gross proceeds in the amount of $1,965,836.

Paycheck Protection Program Loan

In connection with the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES Act”), the Company received loan funding of approximately $ 121,700 under the Paycheck Protection Program (“PPP”), which was forgiven by the U.S. Small Business Administration on September 9, 2021.

Funding Requirements and Outlook

At December 31, 2021, we had approximately $8.9 million in cash deposits.

Management has noted the existence of substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm and our former independent registered public accounting firm included explanatory paragraphs in the reports on our financial statements as of and for the years ended December 31, 2021 and 2020, respectively, noting the existence of substantial doubt about our ability to continue as a going concern. Our existing cash may not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

Our material cash requirements relate to the funding of our ongoing product development. See “Item 1—Business—Clinical Development and Regulatory Pathway—Clinical Experience, Future Development and Clinical Trial Plans” in this Report for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

The development of our product candidates is subject to numerous uncertainties, and we could use our cash resources sooner than we expect. Additionally, the process of development is costly, and the timing of progress in pre-clinical tests and clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving further regulatory approvals and achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

Cash Flows from Operating Activities. During the 12 months ended December 31, 2021, our operating activities used $6.8 million in cash, an increase of cash used of roughly $4.2 million from the comparable prior period. The approximate $4.2 million increase in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $60,000 increase in net loss, a decrease in non-cash expenses of $550,000 (a decrease of stock and warrants issued for services of $450,000, a decrease in of gain on forgiveness of debt of $122,000, and an increase in amortization of lease liability of $22,000), and $3.1 million of cash used for changes in assets and liabilities (a decrease in deferred R&D obligations of $1.8 million, $560,000 of amortization of deferred R&D obligations, a decrease in accounts payable and accrued liabilities of $1.3 million, and lower lease related liabilities and prepaid expenses of $50,000.

Cash Flows from Investing Activities. During the 12 months ended December 31, 2021 and 2020, there were no investing activities.

Cash Flows from Financing Activities. During the 12 months ended December 31, 2021, our financing activities generated approximately $15.6 million, an increase of approximately $13.2 million from the comparable prior period. The increase in cash provided by financing activities was more than explained due to an increase in net proceeds of approximately $14.0 million from the public offering of common stock and warrants on June 2, 2021 (the “June 2021 Offering”), and a $401,000 increase in direct sales of common stock, partially offset by lower cash exercise of warrants of $830,000, lower proceeds of $843,000 from the sale of common stock warrants as part of License Co-Development Participation Agreements (see “Note 9 - Deferred R&D Obligations - Participation Agreements”), $122,000 from the net proceeds of loans payable, and $129,000 from proceeds of loans payable from a related party.

We estimate that we would require approximately $4 million in cash over the next 12 months in order to fund our basic operations, excluding our R&D initiatives. Based on this cash requirement, we have a near term need for additional funding to continue to develop our products and intellectual property. Historically, we have had substantial difficulty raising funds from external sources. If we are unable to raise the required capital, we will be forced to curtail our business operations, including our R&D activities. The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Twelve months ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(6,803,333)	$(2,588,415)
Investing activities	-	-
Financing activities	15,567,346	2,380,166
Net increase (decrease) in cash and cash equivalents	$8,764,013	$(208,249)

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

Fair Value of Financial Instruments

We account for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adhering to the Financial Accounting Standards Board (“FASB”) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.

•

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

As of December 31, 2021 and December 31, 2020, fair values of cash, prepaid, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. We elected to account for the convertible notes while they were outstanding on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of these convertible notes were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

Premium Conversion Derivatives

We evaluate all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method. The separated embedded derivative is accounted for separately on a fair market value basis. We record the fair value changes of a separated embedded derivative at each reporting period in the consolidated statements of comprehensive loss as a fair value change in derivative and warrant liabilities.

Stock-Based Compensation

We account for share‑based compensation in accordance with the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC 718), Compensation — Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized at the grant‑date fair value. The Company records forfeitures when they occur. Share‑based compensation arrangements to non‑employees are accounted for in accordance with the applicable provisions of ASC 718.

Recent Accounting Pronouncements

See “Note 3 – Summary of Significant Accounting Policies” in this Report regarding the impact of certain recent accounting pronouncements on our financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Incorporated by reference to “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in the Registrant’s 2022 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Management’s Report on Internal Control Over Financial Reporting

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In connection with this assessment and the audit of our consolidated financial statements for the year ended December 31, 2021, the Company identified material weaknesses in internal control over financial reporting, described below.

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

Control Activities and Information and Communication

These material weaknesses contributed to the following additional material weaknesses with certain business processes and the information technology environment:

•

Management did not maintain appropriately designed information technology general controls in the areas of user access, vendor management controls, and segregation of duties, including controls over the recording of journal entries, related to certain information technology systems that support the Company’s financial reporting process.

•

Management did not design and maintain effective controls over complex accounting areas and related disclosures including income tax and R&D arrangement accounting. Specifically, management did not identify controls over the review of the tax provision, including the valuation analysis relating to deferred tax assets, considerations for uncertain tax positions, the preparation of income tax footnote and required disclosures and selecting and applying accounting policies, proper review of the financial statements and the application of United States Generally Accepted Accounting Principles (“US GAAP”), relating to the accounting and classification of Deferred R&D obligations – participation agreements.

Based on the assessment and identification of the material weaknesses described above, management has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective and could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

•	Restricting user access and dedicating personnel, including management, to specific controls to improve the control environment;

•

Continue to hire qualified staff and outside resources to segregate key functions within our financial and information technology processes supporting our internal controls over financial reporting, including the hiring in December 2021 of a full time Accounting Manager;

•	Enhancing and expanding policies and procedures over the performance of user access reviews, change management, and the monitoring of segregation of duties;

•

Developing a training program and educating control owners concerning the principles and requirements of each control related to user access, change management, and segregation of duties within IT systems impacting financial reporting;

•	Reassessing and formalizing the design of certain accounting and information technology policies relating to security and change management controls;

•	Engaging outside resources for complex accounting matters;

•

Continuing to enhance and formalize our accounting, business operations, and information technology policies, procedures, and controls to achieve complete, accurate, and timely; financial accounting, reporting and disclosures;

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

While there can be no assurance that our efforts will be successful, we believe that these actions will remediate the material weaknesses identified. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through assessment and monitoring, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses discussed above, there was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to “Proposal No. 1 – Election of Directors – Management,” “Information with Respect to the Board of Directors,” and “Management” in the Registrant’s 2022 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 11. Executive Compensation

Incorporated by reference to “Executive Compensation” in the Registrant’s 2022 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in the Registrant’s 2022 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to “Certain Relationships and Related Transactions” and “Proposal No. 1 – Election of Directors” in the Registrant’s 2022 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in the Registrant’s 2022 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end. Information about aggregate fees billed to us by our principal accountant, BDO USA, LLP (PCAOB ID No. 243) will be included under the caption “Independent Auditor Fees” in the 2022 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) (2) Financial Statements.

Financial Statements begin on page F-1 of this report.

All schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1	Articles of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 22, 2011)

3.2	Certificate of Amendment to Articles of Incorporation dated October 16, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2014)

3.3	Certificate to Amendment dated May 28, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 8-K filed on June 2, 2021)

3.4	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 10-Q filed on May 17, 2010)

4.1*	Description of Securities

4.2*	Form of Warrant

4.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2021)

4.4

Form of Common Stock Purchase Warrant by and between the Registrant and Direct Transfer LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 2, 2021)

4.5	Warrant Agency Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1/A filed on May 26, 2021)

10.1+	2019 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2020)

10.1.1+	Stock Option Grant Notice for 2019 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2020)

10.2+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 16, 2022)

10.3	Supply Chain Agreement with Aegle Partners 2 LLC, dated February 27, 2019 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A filed on May 26, 2021)

42

10.3.1

First Amendment to Supply Chain Agreement with Aegle Partners 2 LLC, dated September 14, 2019 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1/A filed on May 26, 2021)

10.3.2

Second Amendment to Supply Chain Agreement with Aegle Partners 2 LLC, dated November 24, 2020 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1/A filed on May 26, 2021)

10.4+

Employment Agreement, dated as of February 15, 2022, by and between John Payne and the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 16, 2022)

10.5+

Letter Agreement between Keith Marchiando and Zivo Bioscience, Inc., dated January 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2021)

10.6	Form of Paulson Convertible Note (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1/A filed on May 26, 2021)

10.7	Form of Shapiro Convertible Note (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1/A filed on May 26, 2021)

10.8*	Non-Employee Director Compensation Policy

16	Letter of Wolinetz, Lafazan & Company, P.C. dated December 9, 2021 (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K/A filed on December 9, 2021).

21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished herewith.

+ Indicates a management contract or compensatory plan.

†Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIVO BIOSCIENCE, INC.
Date: April 22, 2022
	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John B. Payne
John B. Payne,
Chief Executive Officer, President and Director
April 22, 2022

By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer, and Secretary
April 22, 2022

By:	/s/ Christopher D. Maggiore
Christopher D. Maggiore,
Director
April 22, 2022

By:	/s/ Nola E. Masterson
Nola E. Masterson,
Director
April 22, 2022

By:	/s/ Alison A. Cornell
Alison A. Cornell,
Director
April 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zivo Bioscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zivo Bioscience, Inc. and Subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the year ended December 31, 2020 and, as of December 31, 2020, has a significant working capital and stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

We have served as the Company's auditor from 2004 to 2021.

Rockville Centre, NY

February 25, 2021 (except for the effect of the recapitalization - reverse stock split described in Note 10, as to which the date is April 22, 2022)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Zivo Bioscience, Inc.

Bloomfield Hills, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Zivo Bioscience, Inc. and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year in ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and losses are expected to continue for the foreseeable future. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Participation Agreements

As described in Note 9 to the Company’s consolidated financial statement, the Company entered into twenty-one (21) License Co-Development Participation Agreements (the “Participation Agreements”) with certain investors for aggregate proceeds of $2,985,000. The Participation Agreements provide for the issuance of warrants to such investors and allows the investors to participate in the fees from licensing or selling bioactive ingredients or molecules derived from ZIVO’s algae cultures.

We identified the assessment of the accounting for the Participation Agreements as a research and development arrangement as a critical audit matter due to the complexity in assessing agreement features and the impact of those features on the overall accounting of the Participation Agreements as research and development arrangements, including the allocation of proceeds to the features. Auditing the accounting for the Participation Agreements required complex auditor judgment to analyze the features and increased audit effort involving the use of professionals with specialized skill and knowledge to assist in evaluating the features.

The primary procedures we performed to address this critical audit matter included utilizing personnel with specialized skill and knowledge to assist in assessing management’s analysis over the accounting for the Participation Agreements by evaluating the underlying terms of the agreements that affect the recognition with the consolidated financial statements and assessing the appropriateness of conclusions reached by management.

Registered Common Stock Warrants

As described in Note 10 to the Company’s consolidated financial statement, the Company issued registered common stock warrants in connection with the public offering transaction. The warrants are classified within stockholders’ equity.

We identified the assessment of the classification of these warrants as equity or liability as a critical audit matter due to the complexity in assessing warrant features, and the impact of those features on the accounting of the warrants as equity or liability. Auditing the classification of these warrants required challenging and complex auditor judgment to analyze the warrant features and increased audit effort involving the use of professionals with specialized skill and knowledge to assist in evaluating warrant features.

To test the accounting and determine proper classification of these warrants, our audit procedures included, among others, inspecting the agreements and evaluating the completeness and accuracy of the Company’s technical accounting analyses, and application of the relevant accounting guidance. Our audit procedures also included the involvement of subject matter resources to assist in evaluating management’s conclusion on the interpretation and application of the relevant accounting literature.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2022.

Troy, Michigan

April 22, 2022

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$8,901,875	$137,862
Prepaid expenses	58,078	29,953
Total current assets	8,959,953	167,815
PROPERTY AND EQUIPMENT, NET	-	-
OTHER ASSETS:
Operating lease - right of use asset	27,225	49,364
Security deposit	3,000	3,000
Total other assets	30,225	52,364
TOTAL ASSETS	$8,990,178	$220,179

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
CURRENT LIABILITIES:
Accounts payable	$654,333	$1,559,627
Loans payable, related parties	-	9,000
Current portion of long-term operating lease	15,178	29,172
Convertible debentures payable	240,000	5,180,342
Deferred R&D obligations - participation agreements	1,106,320	1,482,885
Deferred R&D obligations – participation agreements related parties	369,037	453,915
Accrued interest	95,886	2,464,724
Accrued liabilities – payroll and directors fees	467,215	214,250
Total current liabilities	2,947,969	11,393,915
LONG TERM LIABILITIES:
Note payable, other	-	121,700
Long-term operating lease, net of current portion	-	15,178
Total long-term liabilities	-	136,878
TOTAL LIABILITIES	2,947,969	11,530,793
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 150,000,000 and 1,200,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 9,419,660 and 5,162,945 issued and outstanding at December 31, 2021, and December 31, 2020, respectively (a)	9,420	5,163
Additional paid-in capital (a)	114,259,830	87,747,898
Accumulated deficit	(108,227,041)	(99,063,675)
Total stockholders’ equity (deficit)	6,042,209	(11,310,614)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,990,178	$220,179

(a) Prior period results have been adjusted to reflect the 1 for 80 Reverse Stock Split in May 2021. See "Note 10 - Stockholders’ Equity (Deficit)”, for details regarding stock split and public offerings.

The accompanying notes are an integral part of these consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the year ended December 31, 2020
REVENUE:
Service Revenue	$-	$20,000
Total Revenues	-	20,000

COSTS AND EXPENSES:
General and administrative	6,932,921	4,820,762
Research and development	2,119,684	3,754,913
Total Costs and Expenses	9,052,605	8,575,675

LOSS FROM OPERATIONS	(9,052,605)	(8,555,675)

OTHER INCOME (EXPENSE):
Gain of forgiveness of debt and accrued interest	122,520	-
Interest expense – related parties	(188,604)	(452,424)
Interest expense	(44,677)	(97,630)

Total Other Expense	(110,761)	(550,054)

NET LOSS	$(9,163,366)	$(9,105,729)

BASIC AND DILUTED LOSS PER SHARE (a)	$(1.20)	$(1.79)

WEIGHTED AVERAGE
BASIC AND DILUTED SHARES OUTSTANDING (a)	7,629,069	5,077,272

(a) Prior period results have been adjusted to reflect the 1 for 80 Reverse Stock Split in May 2021. See Note 10, ”Stockholders’ Equity (Deficit)”, for details regarding stock split and public offerings.

The accompanying notes are an integral part of these consolidated financial statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD JANUARY 1, 2020 THROUGH DECEMBER 31, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares (a)	Amount (a)	Capital (a)	Deficit	Total
Balance, January 1, 2020	4,959,207	$4,959	$81,614,504	$(89,957,946)	$(8,338,483)
Issuance of warrants to board of directors			1,248,616		1,248,616
Issuance of warrants for services			2,302,044		2,302,044
Issuance of options for services – related party			297,248		297,248
Issuance of common stock for cash	46,807	47	400,819		400,866
Common stock issued on warrant exercise	108,562	109	830,291		830,400
Cashless exercise of Warrants	28,841	29	(29)		-
Common stock issued on conversion of 11% Loan Payable and accrued interest	17,028	17	136,207		136,224
Common stock issued on conversion of Loans Payable, Related Parties	2,500	3	19,998		20,000
Issuance of warrants for participation agreements			898,200		898,200
Net loss for the twelve months ended December 31, 2020				(9,105,729)	(9,105,729)

Balance, December 31, 2020	5,162,945	$5,163	$87,747,898	$(99,063,675)	$(11,310,614)

			Additional
	Common Stock		Paid in	Accumulated
	Shares (a)	Amount (a)	Capital	Deficit	Total
Balance, December 31, 2020	5,162,945	$5,163	$87,747,898	$(99,063,675)	$(11,310,614)

Employee and director equity based compensation			3,377,512		3,377,512
Issuance of common stock for cash – related party	4,464	4	49,996		50,000
Issuance of common stock for cash	139,664	140	1,514,829		1,514,969
Issuance of warrants pursuant to the participation agreements			55,697		55,697
Common stock issued on cashless warrant exercise	54,361	54	(54)		-
Public offering issuance of stock and warrants	2,910,000	2,910	14,545,590		14,548,500
Fractional Shares from Split	(99)				-
Underwriting and other expenses for public offering			(1,697,828)		(1,697,828)
Warrants sold as part of the public offering			4,240		4,240
Common stock issued on registered warrant exercise	198,503	199	1,091,568		1,091,767
Common stock issued on conversion of 11% Convertible Debt and accrued interest	942,322	942	7,537,615		7,538,557
Stock issued for services	7,500	8	32,767		32,775
Net loss for the twelve months ended December 31, 2021				(9,163,366)	(9,163,366)
Balance, December 31, 2021	9,419,660	$9,420	$114,259,830	$(108,227,041)	$6,042,209

(a) Prior period results have been adjusted to reflect the 1 for 80 Reverse Stock Split in May 2021. See “Note 10 - “Stockholders’ Equity (Deficit)”, for details regarding the Reverse Stock Split and public offering.

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(9,163,366)	$(9,105,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants/stock issued for services rendered	32,775	2,302,044
Warrants and options issued for services – related parties	-	297,248
Gain on forgiveness of debt and accrued interest	(122,520)	-
Employee and director equity-based compensation expense	3,377,512	1,248,615
Non-cash lease expense	22,138	620
Amortization of deferred R&D obligations – participation agreements	(555,745)	-
Changes in assets and liabilities:
Prepaid expenses	(28,125)	(6,672)
Security deposits	-	(3,000)
Accounts payable	(905,295)	187,199
Advanced payments for R&D obligations – participation agreements	85,304	1,836,800
Lease liabilities	(29,171)	-
Accrued liabilities	483,160	654,460
Net cash (used) in operating activities	(6,803,333)	(2,588,415)

Cash flows from investing activities:
Net cash (used) in investing activities	-	-

Cash Flow from Financing Activities:
Proceeds from loans payable, related parties	-	129,000
Proceeds of loans payable, other	190,500	121,700
Payment of loans payable, other	(190,500)	-
Proceeds from sale of common stock warrants – participation agreements	55,697	898,200
Proceeds from exercise of common stock warrants	-	830,400
Proceeds from public sale of common stock	15,644,507	-
Expenses related to public offering	(1,697,828)	-
Proceeds from sale of common stock, related party	50,000	-
Proceeds from sales of common stock	1,514,970	400,866
Net cash provided by financing activities	15,567,346	2,380,166
Increase (decrease) in cash	8,764,013	(208,249)
Cash at beginning of period	137,862	346,111
Cash at end of period	$8,901,875	$137,862

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,084	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2021:

During the year ended December 31, 2021, a related party applied the proceeds of a Loan Payable in the principal amount of $9,000, against an investment in a Participation Agreement.

During the year ended December 31, 2021, warrants to purchase 139,100 shares of the Company’s common stock were exercised on a “cashless” basis resulting in the issuance of 54,361 shares of common stock.

On June 2, 2021, pursuant to the terms of several Debt Extension and Conversion Agreements with holders of our 11% convertible debt, a total of $7,538,557 comprised of outstanding principal of $4,940,342 and interest of $2,598,215 of our convertible notes were automatically converted into 942,322 shares of common stock at $8.00 per share. See “Note 7 – Convertible Debt” for additional information.

On September 9, 2021, the Company received a Notification of Paycheck Protection Program Forgiveness Payment letter from the SBA confirming that the full amount of the principal, $121,700, and accrued interest, $1,653, were forgiven by the SBA. The Company recognized the forgiveness of debt principal of $121,700 and the 2020 accrued interest of $820 as an Other Income of $122,520.

For the Year Ended December 31, 2020:

During the year ended December 31, 2020, $100,000 of 11% convertible notes, as well as $36,225 in related accrued interest were converted at $8.00 per share into 17,028 shares of the Company’s common stock.

During the year ended December 31, 2020, a principal shareholder and related party assigned warrants to purchase 46,875 shares of the Company’s common stock to third party investors and such warrants were exercised in 2020 at $8.00 per share resulting in the issuance of 46,875 shares of common stock for gross proceeds of $375,000. The Company considered the warrants to be contributed capital from a principal shareholder and recorded equity related finance charges. The warrants were valued at $453,441 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 128.20% to 142.46%; annual rate of dividends 0%; and discount rates ranging from 0.66% to 1.65%.

During the year ended December 31, 2020, a principal shareholder and related party assigned a warrant to purchase 6,250 shares of the Company’s common stock to a third-party investor and such warrant was exercised in the second quarter of 2020 at $8.00 per share resulting in the issuance of 6,250 shares of common stock for gross proceeds of $50,000. The Company considered the warrant to be contributed capital from a principal shareholder and recorded equity related finance charges. The warrants were valued at $42,090 using the Black Scholes pricing model relying on the following assumptions: volatility of 133.44%; annual rate of dividends 0%; discount rate of 0.41%.

During the year ended December 31, 2020, warrants to purchase 70,625 shares of the Company’s common stock were exercised on a “cashless” basis resulting in the issuance of 28,841 shares of common stock.

During the year ended December 31, 2020 the Company entered into a lease for a facility located in Fort Myers, Florida. The lease is for two years in length and has an option to renew. We have accounted for this pursuant to ASC 842 and have recorded an operating lease asset in the amount of $49,984, and lease liabilities of $49,984.

During the year ended December 31, 2020, 20,000 of Loan Payable, Related Parties were converted at $8.00 per share into 2,500 shares of the Company’s commons stock, and $1,254 of accrued interest on Loan Payable, Related Parties was converted at $8.00 per share into 156 shares of the Company’s common stock.

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The business model of Zivo Bioscience, Inc. and its subsidiaries (Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., Zivo Bioscience, LLC, Wellmetrix, LLC, WellMetris, LLC, Zivo Biologic, Inc., and Zivo Zoologic, Inc. (collectively the “Company”)) is to derive future income from licensing and selling natural bioactive ingredients derived from their proprietary algae cultures to animal, human and dietary supplement and medical food manufacturers.

NOTE 2 – BASIS OF PRESENTATION

Going Concern

The Company incurred net losses since inception, experienced negative cash flows from operations for the year ended December 31, 2021, and has an accumulated deficit of $108,227,041. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

During the year ended December 31, 2021 and prior to the June 2021 Offering, the Company raised $1,564,970 from the issuance of common stock and exercise of common stock warrants and $150,000 from the proceeds from the sale of Participation Agreements and related warrants. On June 2, 2021, the Company completed the June 2021 Offering from which the Company netted proceeds of $12,181,602 after related underwriting and other costs. In the third and fourth quarters of 2021, the Company received net proceeds from the sale of an overallotment of the June 2021 Offering in the amount of $673,159, and received $1,091,767 from the exercise of warrants. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There can be no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis.

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned subsidiaries, Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., Wellmetrix, LLC, Wellmetris, LLC, Zivo Bioscience, LLC, Zivo Biologic, Inc., and Zivo Zoologic, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At December 31, 2021, the Company did not have any cash equivalents.

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

Leases

ASC 842, Leases, requires the recognition of a right-of-use (“ROU”) and a corresponding lease liability on the balance sheet. ROU assets represent the right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. ROU assets and lease liabilities are recognized on commencement of the lease agreement.

ROU assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on the Company’s Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020.

Lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because the Company’s lease does not provide an implicit rate of return, the Company used its incremental borrowing rate in determining the present value of lease payments.

Revenue Recognition

Revenue is recognized in accordance with ASC 606, which utilizes five steps to determine whether revenue can be recognized and to what extent: (i) identify the contract with a customer; (ii) identify the performance obligation(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) determine the recognition period. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, Revenue from Contracts with Customers, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

For the years ended December 31, 2021 and 2020, the Company had $-0- and $20,000 of service revenue, respectively.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. The Company’s R&D costs, including internal expenses, consist of clinical study expenses as it relates to the biotech business and the development and growing of algae as it relates to the agtech business. These consist of fees, charges, and related expenses incurred in the conduct business with Company development by independent outside contractors. External clinical studies expenses were approximately $1.6 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively. Internal expenses, composed of staff salaries compose approximately $1.0 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively. These costs were offset by the amortization of the R&D obligation of $555,746 and $0 for the years ending December 31, 2021 and 2020, respectively; $150,805 of the year ended 2021 amortization amount was attributable to related parties (see “Note 9 – Deferred R&D Obligations – Participation Agreements”).

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company, from time to time, issues common stock or grants common stock options and warrants to its employees, consultants and board members. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period. Issuances of common stock are valued at the closing market price on the date of issuance and the fair value of any stock option or warrant awards is calculated using the Black Scholes option pricing model.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (continued)

During 2021 and 2020, options and warrants were granted to employees, directors and consultants of the Company. As a result of these grants, the Company recorded expenses of $3.4 million during the year ended December 31, 2021, approximately $500,000 of this expense was for R&D and $2.9 million was attributed to SG&A. During the year ending December 31, 2020 the Company recorded stock based compensation of $3.8 million, approximately $800,000 attributed to R&D and $3.0 million for SG&A.

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Year Ended December 31,

	2021	2020
Expected volatility	141.38% to 151.87%	144.39% to 184.19%
Expected dividends	0%	0%
Expected term	10 years	5-10 years
Risk free rate	0.93% to 1.68%	0.28% to 2.31%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility.

Income (Loss) Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of shares of common stock outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of options and warrants and conversions of debentures. Potentially dilutive securities as of December 31, 2021, consisted of 53,076 shares of common stock from convertible debentures and related accrued interest and 7,250,206 shares of common stock underlying outstanding options and warrants. Potentially dilutive securities as of December 31, 2020 consisted of 974,449 shares of common stock underlying convertible debentures and related accrued interest and 3,120,962 shares of common stock from outstanding options and warrants. For 2021 and 2020, diluted and basic weighted average shares were the same, as potentially dilutive shares are anti-dilutive.

Segment Reporting

The Company’s Chief Executive Officer, who is considered to be the chief operating decision maker (CODM), reviews financial information presented on a consolidated basis, accompanied by information about operating segments for purposes of making operating decisions and assessing financial performance. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance.

The Company operates solely in the United States.

Fair Value of Financial Instruments

We account for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adhering to the Financial Accounting Standards Board (“FASB”) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•         Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.

•         Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•         Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company has historically maintained cash balances at financial institutions which exceed the current FDIC limit of $250,000 at times during the year.

The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Immaterial Revision

Subsequent to the issuance of the Company's 2020 consolidated financial statements, an error was identified due to the Company omitting certain income tax related disclosures specific to the Company's deferred tax assets and liabilities and rate reconciliation for 2020. Additionally, as of December 31, 2020, the Company originally disclosed gross deferred tax assets of $19,860,000 in error. The gross deferred tax assets as of December 31, 2020 should have been disclosed as $21,164,000.

The Company evaluated the materiality of the error, considering both quantitative and qualitative factors, and determined that the related impact was not material to the consolidated financial statements for the year ended December 31, 2020. The 2020 disclosures have been included within Note 13 - Income Taxes.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt this ASU beginning January 1, 2023. The Company is evaluating the potential impact of this standard on its financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for fiscal years beginning after December 15, 2021. The Company is evaluating the potential impact of this standard on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06 ("ASU 2020-06"), Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021 (or December 15, 2023 for companies who meet the SEC definition of Smaller Reporting Companies), and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2021 and 2020 consist of the following:

	December 31,	December 31,
	2021	2020
Furniture & fixtures	$20,000	$20,000
Equipment	80,000	80,000
	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
	$-	$-

There were no depreciation and amortization expenses for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 – LEASES

On December 17, 2020, the Company entered into a 25 ½ month lease agreement for a facility that contains office, warehouse, lab and R&D space in Ft. Myer, Florida. The lease agreement commenced on December 17, 2020 and ends on January 31, 2023. The lease agreement provided for a total rent of $54,993 over the period. Occupancy of the property commenced on December 17, 2020, and there was a 6-week rent holiday and a commencement date of February 1, 2021. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Rent is $3,291 per month from January 15, 2021 to January 31, 2022 and $1,154 from February 1, 2022 to January 31, 2023.

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:

Assets:	December 31, 2021	December 31, 2020
Operating lease right-of-use asset	$27,225	$49,364

Liabilities:
Current portion of long-term operating lease	$15,178	$29,172
Long-term operating lease, net of current portion	-	15,178
	$15,178	$44,350

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LEASES (CONTINUED)

The components of lease expense are as follows within our condensed consolidated statement of operations:

	For the Year ended
	December 31, 2021	December 31, 2020
Operating lease expense	$25,879	$620

Other information related to leases where we are the lessee is as follows:

	For the Year ended
	December 31, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	1.08 Years	2.08 Years

Discount rate:
Operating leases	11.00%	11.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Year ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:	$32,913	$6,091

As of December 31, 2021, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2022	$15,989
Total minimum lease payments	15,989
Less: Interest	811
Present value of lease obligations	15,178
Less: Current portion	15,178
Long-term portion of lease obligations	$-

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOAN PAYABLE, RELATED PARTIES

Christopher Maggiore

During the year ended December 31, 2020, Mr. Christopher Maggiore, a director and a significant shareholder of the Company, provided a short-term loan of $20,000 to the Company. The Company agreed to pay interest of 11% per annum on such loan. On September 15, 2020, Mr. Maggiore applied $20,000 of the loan balance to fund the partial exercise of 2,500 shares of a warrant for 3,125 shares of common stock at an exercise price of $8.00 per share (see “Note 10 – Stockholders’ Equity (Deficit)”). The 625 remaining shares underlying the warrant were also exercised on a cashless basis, resulting in the issuance of 46 shares of common stock. On October 21, 2020, Mr. Maggiore converted the remaining $1,254 of accrued interest due into 156 shares of common stock.

During the years ended December 31, 2021, and December 31, 2020, the Company recorded interest expense on loans payable to Mr. Maggiore of $-0- and $1,254, respectively.

HEP Investments, LLC

During the year ended December 31, 2021, the Company and HEP Investments, LLC (“HEP”, or “HEP Investments”) agreed to exchange the $9,000 in related party debt into an equal investment of $9,000 in the Participation Agreements (see “Note 9 – Deferred R&D Obligations - Participation Agreements”). This agreement eliminated any remaining third-party debt with HEP Investments. As of December 31, 2021, there were no Loans Payable to related parties.

During the year ended December 31, 2020, HEP Investments advanced the Company $139,000 in cash, of which $30,000 was repaid while $100,000 was converted into a License Co-Development Participation Agreement on October 4, 2020. As of the year ended December 31, 2020, HEP Investments was owed $9,000.

NOTE 7 – CONVERTIBLE DEBT

HEP Investments, LLC – Related Party

On December 2, 2011, the Company and HEP Investments entered into the following documents, effective as of December 1, 2011, as amended through May 16, 2018: (i) a Loan Agreement under which the HEP Investments agreed to advance up to $20,000,000 to the Company, subject to certain conditions, (ii) an 11% Convertible Secured Promissory Note in the principal amount of $20,000,000 (“Convertible Note”) (of which a total of $18,470,640 was funded, with a total of $14,380,298 converted into 1,796,287 shares of common stock, leaving a balance advanced of $4,090,342 as of December 31, 2020), (iii) a Security Agreement, under which the Company granted HEP Investments a security interest in all of its assets, (iv) warrants issued to HEP Investments to purchase 20,833 shares of common stock at an exercise price of $9.60 per share (including a cashless exercise provision) which expired September 30, 2016, (v) a Registration Rights Agreement with respect to all the shares of common stock issuable to HEP Investments in connection with the Loan Agreement, in each case subject to completion of funding of the full $20,000,000 called for by the Loan Agreement, and (vi) an Intellectual Property security agreement under which the Company and its subsidiaries granted HEP Investments a security interest in all their respective intellectual properties, including patents, in order to secure their respective obligations to HEP Investments under the Convertible Note and related documents. The Convertible Note was originally convertible into the Company’s common stock at $8.00 per share. In addition, the Company’s subsidiaries guaranteed the Company’s obligations under the Convertible Note. On March 31, 2021, HEP Investments entered into a “Debt Extension and Conversion Agreement” with the Company providing that the Convertible Notes, including principal and accrued interest, would automatically convert into shares of common stock upon consummation of an underwritten public offering of the Company’s common stock.

On June 2, 2021, in accordance with the Debt Extension and Conversion Agreement, all of the outstanding debt and accrued interest for the Convertible Notes was automatically converted into common stock of the Company. The principal amount of $4,090,342 and the accrued interest to June 2, 2021, of $2,161,845 totaled $6,252,187; this total amount was converted into 781,524 shares of common stock (calculated at $8.00 per share). As of December 31, 2021, the Company has no further remaining financial obligations to the HEP Investments under the terms of the Loan Agreement, the Convertible Note or the Registration Rights Agreement. Additionally, as of the conversion of the total outstanding principal and accrued interest balance, HEP Investments no longer retains a security interest in the Company’s intellectual property or other assets.

In January 2019, and in connection with the Convertible Note, HEP Investments entered into a life insurance policy for Andrew Dahl, our former Chief Executive Officer. On February 23, 2021, the Company and HEP Investments entered into a Letter Agreement in which the Company agreed to pay certain premiums of $2,565 per month under the life insurance policy while payments under the Convertible Note remained outstanding. Upon conversion of the Convertible Notes on June 2, 2021, the Company immediately stopped paying the premiums under the life insurance policy.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE DEBT (CONTINUED)

Paulson Investment Company, LLC - Related Debt

On August 24, 2016, the Company entered into a Placement Agent Agreement with Paulson Investment Company, LLC (“Paulson”). The Placement Agent Agreement provided that Paulson could provide up to $2 million in financings to “accredited investors”. Between August 24, 2016 and December 31, 2016, the Company received gross proceeds of $1,250,000 in connection with loans received from seven accredited investors (the “New Lenders”). Each loan included (i) a Loan Agreement, (ii) a Convertible Secured Promissory Note (“New Lenders Notes”) in the principal amount of the loan, (iii) a Security Agreement under which the Company granted the New Lenders a security interest in all of its assets and (iv) an Intercreditor Agreement with HEP Investments whereby HEP Investments and the New Lenders agree to participate in all collateral on a pari passu basis. The New Lender Notes had a two-year term and matured September 2018 ($600,000) and October 2018 ($650,000). Paulson received a 10% cash finance fee for monies invested in the Company in the form of convertible debt, along with 5-year warrants, exercisable at $8.00 per share, all the warrants have expired as of December 31, 2021. The New Lenders Notes were convertible into the Company’s common stock at $8.00 per share.

On September 24, 2018, one New Lender converted $300,000 of the debt and $64,280 of accrued interest into 45,535 shares of the Company’s common stock (at $8.00 per share).

On January 15, 2020, two New Lenders converted $100,000 of the debt and $36,225 of accrued interest into 17,028 shares of the Company’s common stock (at $8.00 per share).

In May 2021, each of the remaining New Lenders entered into a Debt Extension and Conversion Agreement with the Company. These agreements provided that the New Lender Notes, including principal and accrued interest, would automatically convert into shares of common stock upon consummation of an underwritten public offering of the Company’s common stock.

On June 2, 2021, in accordance with the Debt Extension and Conversion Agreement between the remaining New Lenders and the Company, all of the remaining outstanding debt and accrued interest for the New Lenders Notes were automatically converted to common stock. The principal amount of $850,000 and the accrued interest to June 2, 2021, of $436,369 totaled $1,286,369; this total amount was converted into 160,798 shares of common stock at $8.00 per share. As of December 31, 2021, the Company has no further remaining financial obligations to the New Lenders under the terms of the New Lenders Notes. All security interests of the New Lenders in the Company’s assets have been terminated.

Other Debt

The Company’s 1% convertible debentures allow for rolling 30-day extensions until notice is given by the lender to the Company to the contrary. As of December 31, 2021, that agreement is still in place.

Convertible debt consists of the following:

	December 31,	December 31,
	2021	2020
1% Convertible notes payable, due January 2022	$240,000	$240,000
11% Convertible note payable – HEP Investments, LLC, a related party, net of unamortized discount and debt issuance costs of $-0- and $-0-, respectively	-	4,090,342
11% Convertible note payable – New Lenders; placed by Paulson	-	850,000
	240,000	5,180,342

Less: Current portion	240,000	5,180,342
Long term portion	$-	$-

NOTE 8 – NOTE PAYABLE

Paycheck Protection Program Loan

On May 7, 2020, the Company received $121,700 in loan funding from the Paycheck Protection Program (the “PPP”) established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The unsecured loan (the “PPP Loan”) is evidenced by a promissory note of the Company, dated April 29, 2020 (the “Note”) in the principal amount of $121,700 with Comerica Bank (the “Bank”), the lender.

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note was two years, though it could have been payable sooner in connection with an event of default under the Note.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company was eligible to apply for forgiveness for all or a part of the PPP Loan. The amount of loan proceeds eligible for forgiveness, as amended, was based on a formula that takes into account a number of factors, including: (i) the amount of loan proceeds that are used by the Company during the covered period after the loan origination date for certain specified purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 60% of the loan amount is used for eligible payroll costs; (ii) the Company maintaining or rehiring employees, and maintaining salaries at certain levels; and (iii) other factors established by the SBA. Subject to the other requirements and limitations on loan forgiveness, only that portion of the loan proceeds spent on payroll and other eligible costs during the covered period will qualify for forgiveness.

In August 2021, the Company applied to the SBA for forgiveness of the outstanding loan principal and accrued interest under the CARES Act. On September 9, 2021, the Company received a Notification of Paycheck Protection Program Forgiveness Payment letter from the SBA confirming that the full amount of the principal, $121,700, and accrued interest, $1,653, were forgiven by the SBA. The Company recognized the forgiveness of debt principal of $121,700 and the 2020 accrued interest of $820 as an Other Income of $122,520, the remaining interest due for the PPP Loan in 2021 through the forgiveness date of $833 was booked to offset the 2021 interest expense. The Company’s PPP loan and application for forgiveness of loan amounts remain subject to review and audit by SBA for compliance with program requirements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS

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

According to the terms of the Agreements, and pursuant to ASC 730-20-25 the Company has bifurcated the proceeds of $2,985,000 as follows: 1) the 106,315 warrants sold were attributed a value of $953,897 based on the Black Scholes pricing model using the following assumptions: volatilities ranging from 129.13% to 154.26%; annual rate of dividends 0%; discount rates ranging from 0.26% to 0.87%, and recorded as Additional Paid In Capital; 2) the remaining $2,031,103 was recorded as Deferred R&D Obligation – Participation Agreements. Since the Company believes there is an obligation to perform pursuant to ASC 730-20-25, the Deferred R&D Obligation will be amortized ratably based on expenses incurred as the Company develops the technology for bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures. In the year ending December 31, 2021, the Company recognized $555,745 as a contra R&D expense related to personnel and third-party expenses to develop the subject technology. $150,805 of this total contra R&D expense was attributed to deferred R&D obligations funded by a related party.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS (CONTINUED)

			Warrants	Term					Buy-back	Buy-back
								Minimum	Premium %	Premium %
Agreement	Date of	Amount			Exercise	Revenue		Payment	pre-18	post 18
#	Funding	Funded			Price	Share		Threshold	mos.	mos.
1	April 13, 2020	$100,000	3,750	5 Years	$9.60	1.500%	$	-”	40%	40%
2	April 13, 2020	150,000	5,625	5 Years	9.60	2.250%		-	40%	40%
3	April 13, 2020	150,000	5,625	5 Years	9.60	2.250%		-	40%	40%
4	May 7, 2020	250,000	9,375	5 Years	9.60	3.750%		-	40%	40%
5	June 1, 2020	275,000	10,313	5 Years	8.80	4.125%		82,500	40%	50%
6	June 3, 2020	225,000	8,438	5 Years	8.80	3.375%		67,500	40%	50%
7	July 8, 2020	100,000	3,750	5 Years	9.60	1.500%		30,000	40%	50%
8	Aug. 24, 2020	125,000	4,688	5 Years	9.60	1.875%		37,500	40%	50%
9	Sept. 14, 2020	150,000	5,625	5 Years	9.60	2.250%		45,000	40%	50%
10	Sept.15, 2020	50,000	1,875	5 Years	9.60	0.750%		15,000	40%	50%
11	Sept.15, 2020	50,000	1,875	5 Years	9.60	0.750%		15,000	40%	50%
12	Sept.25, 2020	300,000	5,625	5 Years	9.60	4.500%		420,000	40%	50%
13	Oct. 8, 2020	500,000	18,750	5 Years	9.60	7.500%		150,000	40%	40%
14	Oct. 4, 2020	100,000	3,750	5 Years	9.60	1.500%		40,000	40%	50%
15	Oct. 4, 2020	250,000	9,375	5 Years	9.60	3.750%		-	40%	40%
16	Oct. 9, 2020	50,000	1,875	5 Years	9.60	0.750%		15,000	40%	40%
17	Dec. 16, 2020	10,000	375	5 Years	9.60	0.150%		17,000	40%	50%
18	Jan. 22, 2021	40,000	1,500	5 Years	11.20	0.600%		12,000	40%	50%
19	Jan. 25, 2021	40,000	1,500	5 Years	11.20	0.600%		12,000	40%	50%
20	Jan. 27, 2021	25,000	938	5 Years	11.20	0.375%		12,000	40%	50%
21	May 14,2021	45,000	1,688	5 Years	10.40	0.675%		13,500	40%	50%
		$2,985,000	106,315			44.775%		$984,000

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIENCY)

Recapitalization - Reverse Stock Split

On November 11, 2020, ZIVO’s stockholders approved a reverse stock split of the Company’s common stock within the range of 1-for-25 to 1-for-120 of our authorized, issued, and outstanding shares of common stock. The Board was given discretion to determine the final ratio, effective date, and date of filing of the certificate of amendment to our articles of incorporation, as amended, in connection with the reverse stock split.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

Board of Directors Fees

On September 30, 2020, our Board of Directors granted to three of its directors warrants to purchase 6,250 shares of common stock and the Chairman of the Board warrants to purchase 125,000 shares of common stock at an exercise price of $8.00 per share. The warrants have a term of five years and vest immediately. The warrants were valued at $1,248,616 using the Black Scholes pricing model relying on the following assumptions: volatility 144.93%; annual rate of dividends 0%; discount rate 0.28%. In addition, each director is entitled to receive $10,000 for each annual term served.

On October 12, 2021, our Board of Directors approved the Non-Employee Director Compensation Policy. Pursuant to that policy, the Board granted to each of the four non-employee directors $50,000 in value of common stock options. The Company used the Black Scholes option pricing model to determine the number of shares that would derive a value of $50,000 for each non-employee director. The Black Scholes pricing model use the following assumptions: term of 10 years; volatility 142.54%; annual rate of dividends 0%; discount rate 1.59%. The model yielded an award grant of 45,664 total options, 11,416 for each of the four non-employee directors. In addition, the Board granted Ms. Cornell a pro rata number of options for her tenure from February 2, 2021 through October 11, 2021; a grant of 7,660 shares valued at $33,549 using the same Black Scholes assumptions.

The Company recorded directors’ fees of $710,481 and $1,280,366 for the years ended December 31, 2021 and 2020, respectively, representing the cash fees paid or accrued and the expense associated with the vested warrants and the common stock options described above.

Stock Based Compensation

On November 24, 2020, the Company and a Consultant entered into a Second Amendment to the Supply Chain Consulting Agreement (See “Note 12 – Commitments and Contingencies: Supply Chain Consulting Agreement”) whereby the issuance to a consultant of a cashless warrant with a five-year term to purchase 237,500 shares of the Company’s common stock was reduced to 162,500 shares of the Company’s common stock, and a cashless warrant with a five-year term to purchase 37,500 shares of the Company’s common stock was issued to a member of the Consultant. The warrants, all immediately vested, were valued at $386,348 using the Black Scholes pricing model relying on the following assumptions: volatility 148.83%; annual rate of dividends 0%; discount rate 0.39%.

On January 1, 2021, in connection with his appointment as the Company’s Chief Financial Officer, Mr. Marchiando received a stock option award issued pursuant to the 2019 Plan to purchase 162,500 shares of the Company’s common stock, with an exercise price of $11.20 per share. Vesting of these options shall be as follows: 37,500 shares vested immediately upon grant of the option award, and 15,625 shares will vest on each 6 month anniversary of January 1, 2021.

The Company, on June 15, 2021, issued 5,000 shares of unregistered common stock to CorProminence, LLC (d/b/a COREir) for services in accordance with the consulting agreement between COREir and the Company (See “Note 11 – Commitment and Contingencies”). The shares were value at the market price on June 15, 2021, $4.48 per share for a total expense of $22,400. On October 15, 2021, the Company, per its consulting agreement with CorProminence, LLC (dba COREir), issued an additional 2,500 shares of common stock to CorProminence, LLC. The shares were valued on October 15, 2021, at $4.15 per share for a total expense in the aggregate of $10,375.

On October 21, 2021, the Board of directors granted options under its 2021 equity incentive plan (the “2021 Plan”) to purchase 924,000 shares of common stock to several directors and officers of the Company. The options have a term of ten years and 260,000 shares granted to board members vest over one year, and the 664,000 shares granted to the officers vest over three years. The options were valued at $3,476,392 using the Black Scholes pricing model relying on the following assumptions: volatility 141.38%; annual rate of dividends 0%; discount rate 1.68%.

Stock Issuances

During the year ended December 31, 2021, the Company issued 139,664 shares for proceeds of $1,514,970 to investors in private placements. In addition, during this same period, a related party purchased 4,464 shares of the Company’s common stock at $11.20 per share for proceeds of $50,000.

On June 2, 2021, the Company completed its public offering of common stock and common stock warrants. The Company issued 2,760,000 units at $5.00 (each unit consisting of one share of the Company’s common stock and one warrant (“registered warrant”) with an exercise price $5.50 per share) for gross proceeds of $13,804,240, and net proceeds of $12,181,602 after related underwriting and other costs of $1,622,638.

On July 2, 2021, the underwriter of the June 2021 Offering exercised its overallotment option and purchased an additional 150,000 shares of the Company’s common stock at $4.99 per share for gross proceeds of $748,500, and net proceeds of $673,159 after related underwriting and other costs of $75,191.

During the year ended December 31, 2020, the Company issued 46,807 shares of its common stock at an average price of $8.56 per share for proceeds of $400,866. Of this amount, 46,650 shares ($399,612 of proceeds) were issued to private investors and 156 shares ($1,254 of proceeds) were issued to Mr. Maggiore, a related party.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

Stock Warrants Exercised

During the twelve months ended December 31, 2021, warrants to purchase 139,100 shares of the Company’s common stock were exercised on a “cashless” basis resulting in the issuance of 54,361 shares of common stock.

In September 2021, two groups of the Company’s registered warrants were exercised resulting in the Company issuing 198,503 shares of common stock. The exercise price of the registered warrants was $5.50 per share, resulting in gross cash proceeds to the Company of $1,091,767.

During the year ended December 31, 2020, HEP, a principal shareholder and related party, assigned warrants to purchase 53,125 shares of the Company’s common stock to third party investors. These warrants were exercised at $8.00 per share resulting in proceeds of $425,000. Due to the nature of this transaction, the Company considered the warrants to be contributed capital from a principal shareholder and recorded equity related finance charges. The warrants were valued at $495,501 using the Black Scholes pricing model relying on the following assumptions: volatilities ranging from 128.20% to 142.46%; annual rate of dividends 0%; discount rates ranging from 0.41% to 1.65%.

During the year ended December 31, 2020, warrants to purchase 70,625 shares of the Company’s common stock were exercised on a “cashless” basis resulting in the issuance of 28,841 shares of common stock.

In addition, the Company issued 108,562 shares of the Company’s common stock at an average price of $7.65 per share for proceeds of $830,400 from the exercise of warrants. Mr. Maggiore, a related party, exercised 2,500 of those warrants at an exercise price of $8.00 per share, representing $20,000 of the proceeds (from the conversion of a Loan Payable, See “Note 6 - Loan Payable, Related Parties”).

Sale of Common Stock Warrants

During the twelve months ending December 31, 2021, and in connection with the Participation Agreements (see “Note 9 – Deferred R&D Obligation – Participation Agreements”), the Company sold warrants to purchase 5,626 shares of common stock for $55,697. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 129.13% to 140.20%; annual rate of dividends 0%; discount rate 0.41% to 0.87%.

On June 2, 2021, the Company completed its public offering of common stock and warrants. As part of the transaction, the Company sold 414,000 warrants (“registered warrants”) with an exercise price of $5.50 per share, from the overallotment option that was exercised by the underwriter for $4,140. Additionally, the Company issued the underwriter 8% of the number of shares of common stock in the offering in 220,800 unregistered warrants for shares of common stock, for an aggregate price to the Company of $100. These warrants are exercisable 180 days after the offering date and expire five years after the first day they are exercisable. The warrants were valued at $946,675 based on the Black Scholes pricing model relying on the following assumptions: volatility 132.46%; annual rate of dividends 0%;  discount rate 0.80%. This was recognized by the company as an underwriting cost and was accounted for as an offset to funds raised.

During the twelve months ending December 31, 2020, in connection with the Participation Agreements, the Company sold warrants to purchase 100,689 shares of common stock for $897,805. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 129.13% to 154.26%; annual rate of dividends 0%; discount rate 0.26% to 0.87%.

2021 Equity Incentive Plan

On October 12, 2021, after approval from the stockholders at the Company’s 2021 annual meeting of stockholders, the Company adopted the 2021 Plan for the purpose of enhancing the Company’s ability to attract and retain highly qualified directors, officers, key employees and other persons and to motivate such persons to improve the business results and earnings of the Company by providing an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. The 2021 Plan is administered by the compensation committee of the Board who will, amongst other duties, have full power and authority to take all actions and to make all determinations required or provided for under the 2021 Plan. Pursuant to the 2021 Plan, the Company may grant options, share appreciation rights, restricted shares, restricted share units, unrestricted shares and dividend equivalent rights. The 2021 Plan has a duration of 10 years.

Subject to adjustment as described in the 2021 Plan, the aggregate number of shares of common stock available for issuance under the 2021 Plan is initially set at 1,000,000 shares; this number is automatically increased each January 1st by an amount equal to 5% of the number of common stock shares outstanding at that date. As of December 31, 2021, 969,644 options have been issued under the 2021 Plan, and 30,356 shares remained available for issuance.

2019 Omnibus Long-Term Incentive Plan

Prior to the adoption of the 2021 Equity Incentive Plan, the Company maintained a 2019 Omnibus Long-Term Incentive Plan (the “2019 Plan”). Following the approval by the shareholders of the 2021 Equity Incentive Plan, no additional awards have been or will be made under the 2019 Plan. As of December 31, 2021, 781,250 stock options had been issued under the 2019 Plan with terms between 5 years and 10 years, of which 743,750 remained outstanding.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

Common Stock Options

A summary of the status of the Company’s options issued under the Company’s equity incentive plans is presented below. As of December 31, 2021 there is no intrinsic value in any of the Company's outstanding options as the market price of the Company's common stock is in all cases lower than the exercise price of options.:

	December 31, 2021		December 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	606,250	$9.67	362,500	$8.11
Forfeited	(37,500)	11.84
Issued	1,152,324	6.32	243,750	11.98
Outstanding, end of period	1,721,074	$7.38	606,250	$9.67

Options outstanding and exercisable by price range as of December 31, 2021 were as follows:

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Range of Exercise Price	Number	Weighted Average Exercise Price
$4.00-4.99	53,324	9.78	$4.00-4.99	-	$-
5.00-5.99	924,000	9.81	5.00-5.99	231,000	5.50
8.00-8.99	375,000	7.60	8.00-8.99	371,876	8.05
9.00-9.99	25,000	3.63	9.00-9.99	25,000	9.60
11.00-11.99	175,000	8.93	11.00-11.99	65,625	11.20
12.00-12.99	168,750	3.14	12.00-12.99	146,875	12.80
	1,721,074	8.49		840,376	$8.47

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

Common Stock Warrants - Unregistered

A summary of the status of the Company’s unregistered warrants is presented below.

	December 31, 2021		December 31, 2020
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	2,502,291	$7.67	2,427,634	$7.43
Issued	226,426	5.64	287,564	9.34
Exercised	(139,099)	6.41	(179,564)	7.26
Cancelled	-	-	-	-
Expired	35,983	6.52	(33,343)	7.08
Outstanding, end of period	2,553,635	$7.57	2,502,291	$7.67

Unregistered warrants outstanding and exercisable by price range as of December 31, 2021 were as follows:

Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$4.00-4.99	200,625	0.59	$4.00-4.99	200,625	$4.80
5.00-5.99	252,050	3.96	5.00-5.99	252,050	5.51
6.00-6.99	241,091	2.56	6.00-6.99	241,091	6.40
7.00-7.99	1,250	0.58	7.00-7.99	1,250	7.20
8.00-8.99	1,584,180	1.42	8.00-8.99	1,584,180	8.02
9.00-9.99	231,938	3.69	9.00-9.99	231,938	9.60
10.00-10.99	1,688	4.37	10.00-10.99	1,688	10.40
11.00-11.99	35,813	2.00	11.00-11.99	35,813	11.20
14.00-14.99	5,000	2.99	14.00-14.99	5,000	14.40
	2,553,635	1.93		2,553,635	$7.57

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

Common Stock Warrants - Registered

A summary of the status of the Company’s registered warrants is presented below:

	December 31, 2021		December 31, 2020
	Number of Registered Warrants	Weighted Average Exercise Price	Number of Registered Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-	-	$-
Issued	3,174,000	5.50	-	-
Exercised	(198,503)	5.50	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,975,497	$5.50	-	$-

Registered warrants outstanding and exercisable by price range as of December 31, 2021, were as follows:

Outstanding Registered Warrants			Exercisable Registered Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$5.50	2,975,497	4.39	$5.50	2,975,497	5.50
	2,975,497	4.39		2,975,497	$5.50

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES

COVID-19

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic. Global pandemics and other natural disasters or geopolitical actions, including related to the COVID-19 pandemic, could affect the Company’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Prior to the COVID-19 pandemic, the expectation was that there would be forward movement with the production of our algal biomass, validation and purification. However, these were temporarily suspended and/or delayed, and many continue in diminished capacity.

Employment Agreements

At December 31, 2021, the Company had compensation agreements with its former President / Chief Executive Officer, one with our present Chief Financial Officer, and a separation agreement with our former Chief Financial Officer.

Mr. Dahl’s Employment Agreement:

The Company’s former Chief Executive Officer, Andrew Dahl, served as Chief Executive Officer and under the terms of his employment $7,500 per month of Mr. Dahl’s was deferred until either of the following events occur: (i) within five years after the effective date, the Company enters into a term sheet to receive at least $25,000,000 in equity or other form of investment or debt on terms satisfactory to the Board including funding at closing on such terms of at least $10 million; or (ii) within 12 months after the effective date that the Company receives revenue of at least $10 million. As of December 31, 2021, the Company had accrued $232,500 in deferred salary pursuant to Mr. Dahl’s agreement.

Mr. Dahl’s employment was terminated effective January 4, 2022. See “Note 14 – Subsequent Events.”

Mr. Marchiando’s Employment Agreement:

The Company’s employment agreement with Mr. Marchiando (“Marchiando Agreement”) includes a provision whereby Mr. Marchiando shall receive $25,000 upon the closing, prior to December 31, 2021, of a third party financing that raises at least $10,000,000. If, upon the closing prior to December 31, 2021 of a third party financing that raises over $13,000,000 for the Company, Mr. Marchiando shall receive a maximum bonus of $50,000, as long as Mr. Marchiando is employed at the time of closing. On June 15, 2021, the Company paid Mr. Marchiando $50,000 in accordance with the Marchiando Agreement and the closing of the June 2021 Offering that raised gross funds to the Company of approximately $13,800,000.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Mr. Rice’s Transition Arrangement:

On January 7, 2021, the Company and Philip Rice, the Company’s former Chief Executive Officer, entered into a written agreement concerning Rice’s departure from the Company (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Rice resigned from his position as Chief Financial Officer of the Company effective on January 1, 2021, and following a transition period, agreed to resign from all positions as an officer or employee of the Company effective as of January 31, 2021 (the “Separation Date”). The Separation Agreement provides that Mr. Rice will receive certain benefits that he is entitled to receive under his employment agreement dated March 4, 2020. Accordingly, under the Separation Agreement, subject to non-revocation of a general release and waiver of claims in favor of the Company, the Company has agreed to pay Mr. Rice his base salary of $280,000 for one year and three weeks, beginning on the Separation Date, and grant him an option to purchase 12,500 shares of common stock. Pursuant to the Rice Agreement and the Separation Agreement, the Company paid to Mr. Rice on June 15, 2021, a $50,000 bonus that was tied to the successful June 2021 Offering.

Corporate Advisory Agreement

On September 30, 2019, effective July 9, 2019, the Company entered into an agreement with an Investment Opportunity Provider (IOP). The IOP has been engaged as an exclusive financial advisor in connection with the proposed securities offering and sale of up to $35 million of the Company’s common stock. The Company has agreed to pay the IOP, upon the acceptance of a successful funding transaction, a fee of 1% of the aggregate value of the transaction and a warrant to purchase up to 75,000 shares of common stock at an exercise price of $8.00 for a term of five years. As of December 31, 2021, in connection with this agreement, no successful funding transactions have taken place and no warrants have been issued.

Financial Consulting Agreement – May 2020

On May 4, 2020, the Company entered into a Financial Consulting and Corporate Advisory Agreement (“FCCA Agreement”). The FCCA Agreement calls for a non-refundable initial fee of $25,000 and two additional monthly fees of $15,000 per month. To the extent a transaction (defined as the sale of equity securities, hybrid debt and equity securities or the entering into any fund capital, joint venture, buy out, or similar transactions) is entered into, then the Company will pay an 8% fee based on the value of the transaction. A 50% credit of the initial fee and monthly fees will be credited against the 8% fee. The FCCA Agreement was cancellable at any time by either party, however, there is a 24-month period where the 8% transaction will be payable based on identified transaction participants. This FCCA Agreement was cancelled in July 2020.

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

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”) (see “Note 10 – Stockholders’ Equity (Deficiency)”). In May 2019, the Company issued a warrant to purchase 62,500 shares of common stock at an exercise price of $8.00 for a term of five years to the Consultant. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34%. In October 2019, 25,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand and five hundred (237,500) shares of the Company’s common stock at an exercise price of $8.00 per share. On November 24, 2020, the parties entered into a Second Amendment to the Supply Chain Consulting Agreement whereby the issuance to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand five hundred (237,500) shares of the Company’s common stock was reduced to one hundred sixty-two thousand five hundred (162,500) shares of the Company’s common stock, and a cashless warrant with a five-year term to purchase thirty-seven thousand five hundred (37,500) shares of the Company’s common stock was issued to a member of the Consultant. The warrants were valued at $386,348 using the Black Scholes pricing model relying on the following assumptions: volatility 148.83%; annual rate of dividends 0%; discount rate 0.39%. As of December 31, 2021, the Development Project has not closed, and the warrants have not yet been issued.

The Board of Directors has also authorized the Company to issue to Consultant a cashless warrant with a five-year term to purchase 12,500 shares of the Company’s common stock at an exercise price of $8.00 per share at its discretion. As of December 31, 2021, such warrant has not been issued.

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

On December 8, 2021, the Company sent a letter to the consultant that terminated the Supply Chain Consulting Agreement effective December 13, 2021.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Marketing / Public Relations (continued)

Further, the Company will pay a 4% commission on the revenue received on the sale of Company algal product to one or more entities identified and cultivated by the MPR Consultant, and on the revenue received from licensing the Company’s intellectual property to such entities identified and cultivated by the MPR Consultant, for a period of three (3) years from the effective date of a qualifying transaction. The Agreement also calls for a $5,000 payment upon signing and monthly payments of $5,000 once a Qualifying Transaction, the sale of an algal product or revenue from a licensing transaction occurs. As of December 31, 2021, a commercial transaction has not closed, and the warrants have not yet been issued and no commissions have been paid.

On June 11, 2021 the MPR Consultant and the Company signed a termination letter for the MPR Agreement. The Company agreed to pay the MPR Consultant $83,000 and business expenses of roughly $10,000 to terminate the MPR Agreement in full satisfaction of services performed through the termination date.

Investor / Public Relations

On February 15, 2021, the Company signed a consulting agreement with CorProminence, LLC (dba COREir) to provide us with investor relations and public relations services. The COREir agreement includes a provision to issue to COREir on the four (4) month anniversary of the effective date, or as soon thereafter as is practically possible, 10,000 authorized restricted shares of common stock of the Company, of which 5,000 shares shall vest immediately upon receipt, 2,500 shall vest on the eight (8) month anniversary of the contract effective date and 2,500 shares shall vest on the twelve (12) month anniversary of the effective date of the COREir agreement. In addition, the agreement requires the Company to pay COREir $15,000 per month, plus out of pocket expenses, for their consulting services.

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

Legal Contingencies

On April 13, 2022, AEGLE Partners, 2 LLC (“AEGLE”) initiated an arbitration in Michigan against the Company with the American Arbitration Association. AEGLE asserted claims related to a certain Supply Chain Consulting Agreement entered into between AEGLE and the Company in 2019 (as amended from time to time, the “Agreement”), and a disagreement between AEGLE and the Company regarding whether AEGLE is entitled to payment of certain fees and warrants pursuant to the Agreement. AEGLE's complaint seeks, among other things, three times the payment of such alleged fees and warrants and recovery of AEGLE's costs and expenses. We believe that the claims made by AEGLE in its complaint are without merit and we intend to vigorously defend ourselves against them.

We may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operation or cash flows.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS

Loan Payable – Related Party

See “Note 6 – Loan Payable, Related Parties” for disclosure of loans payable to related parties.

Employment Agreement

See “Note 11 – Commitments and Contingencies” for disclosure of the employment agreements with the former Chief Executive Officer and current and former Chief Financial Officer.

Building Lease

As of December 31, 2021, the Company rents its office space from M&M Keego Center LLC. This entity is controlled by an immediate family member of a principal shareholder. The Company rents space on a month-to-month basis. The Company paid the related party $60,000 and $48,000 for the years ended December 31, 2021, and December 31, 2020 respectively for use of the office. See “Note 14 – Subsequent Events”.

Stock Issuances

On June 2, 2021, the Company completed its public offering of units consisting of common stock and warrants. Two of the Company’s directors participated in the offering; Chris Maggiore purchased 100,000 units, and Alison Cornell purchased 15,000 units.

NOTE 13 – INCOME TAXES

The following table presents the components of net loss before income taxes:

	Years Ended December 31,
	2021	2020
Domestic	$(9,163,367)	$(9,105,728)
(Loss) before provision for income taxes	$(9,163,367)	$(9,105,728)

There was no income tax for the years ended December 31, 2021 and December 31, 2020.  The Company’s tax expense differs from the “statutory” tax expense for the years ended December 31, 2021, and 2020 as noted below:

	For the Years Ended December 31,
	2021		2020
Income tax (benefit) / Expense at federal statutory rate	$(1,924,307)	21.0%	$(1,912,203)	21.0%
State income taxes, net of federal benefit	(434,344)	4.7%	(431,612)	4.7%
Stock based compensation	(128,211)	1.4%	36,078	(0.4)%
Other non-deductible items	(26,590)	0.3%	4,945	(0.1)%
Change in valuation allowance	2,513,451	(27.4)%	2,302,791	(25.3)%
Total income tax provision	$-	0.0%	$-	0.0%

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the Company’s deferred taxes were as follows:

	For the Years Ended December 31,
	2021	2020
Deferred tax assets:
Federal net operating loss carryforwards	$17,643,858	$16,407,136
State net operating loss carryforwards	3,135,622	2,856,476
Stock based compensation	2,898,289	1,900,706
Total deferred tax assets	$23,677,769	$21,164,319
Valuation allowance	(23,677,769)	(21,164,319)
Total deferred income taxes	$-	$-

ASC 740 Income Taxes requires that the tax benefit of net operating losses (“NOLs”), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Management believes that realization of the deferred tax assets arising from the above-mentioned future tax benefits from operating loss carryforwards is currently not more likely than not and, accordingly, has provided a valuation allowance. The valuation allowance increased by $2.5 million and $2.3 million for the years ended December 31, 2021, and 2020.

Section 382 (“§382”) of the Internal Revenue Code of 1986, as amended (“IRC”) limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In general, if we experience a greater than 50% aggregate change in ownership over a 3-year period, we are subject to an annual limitation under IRC §382 on the utilization of the Company’s pre-change NOL carryforwards. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company is in the process of developing a §382 analysis to evaluate the potential effects on the Company’s NOLs. It is probable that the NOLs created in 2017 and prior years will expire before they could be utilized.

As of December 31, 2021, and 2020 the Company has $84.0 million and $78.1 million of Federal NOLs, being carried forward which were incurred in 2003 through 2021. The NOLs begin expiring in the calendar year 2023 for Federal and state purposes. However, under the new Tax Cuts and Jobs Act, all NOLs incurred after December 31, 2017 are carried forward indefinitely for Federal tax purposes. As of December 31, 2021 and 2020, the Company has $66.1 million and $60.2 million of NOL carryforward for state purposes that begin to expire in 2022.

Net Operating Loss Expiration by Year
2023	$69,188
2024	2,867,736
2025	3,728,213
2026	2,669,446
2027	1,386,345
2028 through 2037	41,517,220
Total expiring operating losses (incurred prior to December 31, 2017)	$52,238,148
Non-expiring operating losses (incurred after December 31, 2017)	31,780,226
Total Operating Loss	$84,018,374

In the ordinary course of its business the Company incurs costs that, for tax purposes, are determined to be qualified research expenditures within the meaning of IRC Code Sec. 41 and are, therefore, eligible for the Increasing Research Activities credit under IRC Code Sec. 41. The Company has not claimed a credit pursuant to IRC Code Sec. 41 on its federal returns. i.e. no deferred tax asset on the books.

As of December 31, 2021, the Company has no uncertain tax positions. It is the Company’s policy to account for interest and penalties related to uncertain tax positions as interest expense and general and administrative expense, respectively in its statements of operations. No interest or penalties have been recorded related to the uncertain tax positions.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES (CONTINUED)

It is not expected that there will be a significant change in uncertain tax positions in the next 12 months. The Company is subject to U.S. federal and state income tax as well as to income tax in multiple state jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no tax examinations in progress. The statute of limitations for tax years ended after December 31, 2016, are open for federal and state tax purposes.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2020 and 2021. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The impact on the Company’s income taxes is minimal.

NOTE 14 – SUBSEQUENT EVENTS

Chief Executive Officer Termination and Replacement

Effective January 4, 2022, the Company terminated Andrew Dahl, its President and Chief Executive Officer.

New Lease

The Company entered into a sublease commencing February 21, 2022 that expires November 2024. The terms of the sublease include rent of $7,265 per month with annual increase of 2.7%, and the Company is responsible for electricity costs. On February 28, 2022, the Company terminated its month-to-month rental arrangement with a related party as described in Note 12 – Related Parties.

Short Term Debt Agreement

On February 21, 2022, the Company entered into a short-term debt agreement with First Insurance Funding to provide $628,600 of financing to fund a portion of the Company’s directors’ and officers’ insurance policy. The financing agreement has an annual percentage rate of 4.15% and has a term of nine months.

2021 Plan Evergreen Provision

Under the 2021 Plan, the shares reserved automatically increase on January 1st of each year, for a period of not more than ten years from the date the 2020 Plan is approved by the stockholders of the Company, commencing on January 1, 2022, and ending on (and including) January 1, 2029, by an amount equal to 5% of the shares of common stock outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2022, 470,983 shares were added to the 2021 Plan as a result of the evergreen provision.