Form 10-K/A
period 2021-12-31
Zivo Bioscience, Inc.
filed 2022-05-02
CIK 1101026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-40449

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the June 30, 2021 price at which the common equity was last sold was approximately $29.2 million. The number of outstanding shares of the registrant’s common stock as of  April 19, 2022 was9,419,660.

/s/ BDO USA, LLP Troy, Michigan (PCAOB ID No. 243)

EXPLANATORY NOTE

Zivo Bioscience, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021, as filed on April 22, 2022 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”), solely to provide the Part III information of Form 10-K that was to be incorporated by reference from the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”) because the Proxy Statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.

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

2

Zivo Bioscience, Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors as of March 31, 2022:

Name	Age	Positions	Since
John B. Payne	74	President / Chief Executive Officer / Director	2013/2022
Keith R. Marchiando	59	Chief Financial Officer	2021
Christopher D. Maggiore	56	Director	2013
Nola E. Masterson	75	Director	2014
Alison A. Cornell	60	Director	2021

Business Experience of Directors

Nola E. Masterson

Director

Ms. Masterson was appointed in September 2014 to serve as a director of the Company. She serves on the Nominating and Corporate Governance Committee as Chair. Since 1982, she has been the chief executive officer of Science Futures, Inc., an investment and advisory firm. Ms. Masterson is currently managing member and general partner of Science Futures LLC, I and II, which are venture capital funds invested in life science funds and companies. Ms. Masterson was a Venture Partner in TVM Capital, a large global venture firm. She was a member of the board of directors of Repros Therapeutics Inc. (sold to Allergan plc [NYSE: AGN] in January 2018) and served on the audit committee, nominating committee and the compensation committee at that company. She is an Adjunct Professor in the Management School of the University of San Francisco. Ms. Masterson was a biotechnology analyst on Wall Street, working with Drexel Burnham Lambert and Merrill Lynch, and is a co-founder and was CEO of Sequenom, Inc., a genetic analysis company located in San Diego, California and Hamburg, Germany. Ms. Masterson is the Chair Emeritus of the California Life Science Association Institute, a 501(c)(3) organization, which promotes science education, workforce development and best practices as well as entrepreneurs in the bioeconomy. Ms. Masterson began her business career at Ames Company, a division of Bayer, and spent eight years at Millipore Corporation in sales and sales management and as Vice President of the Biotechnology Division. She received her Master’s degree in Biological Sciences from George Washington University, and continued Ph.D. work at the University of Florida. Ms. Masterson provides us with the benefit of her extensive experience as an entrepreneur and an analyst on Wall Street, as well as her 40 years of investment advisory expertise and experiences in the life sciences industry.

Christopher D. Maggiore

Director

Mr. Maggiore was appointed in August 2013 to serve as a director of the Company. Mr. Maggiore is a successful private investor and has been involved in real estate development, building and management of businesses for over 25 years. He currently owns and manages a portfolio of businesses and investments. Mr. Maggiore provides the Board of Directors with experiences as a successful entrepreneur and builder of business organizations.

Alison A. Cornell

Director

Ms. Cornell was appointed in February 2021 to serve as a director of the Company. Ms. Cornell served as the Executive Vice President & Chief Financial Officer of Compassion-First Pet Hospitals from July 2017 through 2021. Previously, she served as Executive Vice President & Chief Financial Officer of International Flavors & Fragrances Inc. (NYSE: IFF, Euronext Paris: IFF) from July 2015 through October 2016, and before that, she served multiple roles at Covance, Inc. (NYSE: CVD) from 2004 through July 2015, including Corporate Senior Vice President & Chief Financial Officer. Ms. Cornell provides the Board of Directors with significant accounting and financial experience.

Officers and Relevant Business Experience

John B. Payne,

President and Chief Executive Officer

Chairman of the Board

Mr. Payne was appointed to serve as President and Chief Executive Officer of the Company in January, 2022, and as a director of the Company in July 2013. Mr. Payne is the Vice Chairman of the Board of National Veterinary Associates, and formerly President and CEO of Compassion-First Pet Hospitals, from 2014 through 2020. Compassion-First Pet Hospitals is a family of specialty and emergency veterinary hospitals throughout the United States and is dedicated to changing the veterinary landscape and elevating patient outcomes. With 100+ hospitals across 22 states, Compassion-First has more than 3,000 employees and more than 230 board-certified specialists across a wide range of medical disciplines. Mr. Payne currently serves as the Chairman of the Board for American Humane and is Chairman of the Board for ZIVO Bioscience. He is the Vice Chairman of the Board of Regents at Ross University School of Medicine and School of Veterinary Medicine. He also served on the board of directors of Nexvet, a bio science company located in Dublin, Ireland until the company was sold to Zoetis in 2018. Prior to creating Compassion-First Mr. Payne served as a member of the Global Leadership Team for Mars Pet Care. He also served as the President and CEO of Banfield Pet Hospitals and served as the President and General Manager of Bayer Healthcare’s North American Animal Health Division. Mr. Payne provides the Board of Directors with valuable insight and experience in the animal care and pharmaceutical fields.

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

Structure and Operation of the Board

Mr. Payne acts as the Chairman of our Board and Chief Executive Officer.  The Board has standing audit, compensation and nominating and corporate governance committees. The following is a brief description of each of these committees.

Compensation Committee

The Compensation Committee, which is currently comprised of Ms. Cornell, as Chair, and Mr. Maggiore, may approve, depending on the availability of the full Board of Directors, grants of awards to employees, may determine the terms and conditions provided for in each option grant, and may, as requested by our President and Chief Executive Officer, review and recommend to the Board of Directors the amount of compensation to be paid to our officers. The Compensation Committee generally convenes on an as needed basis. The Compensation Committee met three times during 2021. Our Compensation Committee charter is available on our website, www.zivobioscience.com, under the “Investors – Corporate Governance” tab.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently comprised of Ms. Masterson, as Chair, and Ms. Cornell. The Nominating and Corporate Governance Committee is responsible for, among other things, considering potential Board members, making recommendations to the full Board as to nominees for election to the Board and assessing the effectiveness of the Board. The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders. Any such candidates will be evaluated on the same basis as other candidates being evaluated by the Nominating and Corporate Governance Committee. Information with respect to such candidates should be sent to Zivo Bioscience, Inc., 21 East Long Lake Road, Ste 100, Bloomfield Hills, MI 48304, Attention: Secretary. The Nominating and Corporate Governance Committee considers the needs for the Board of Directors as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees, although it does not have a formal policy regarding the consideration of diversity. Each current director nominee was recommended by the Nominating and Corporate Governance Committee. The Nominating & Corporate Governance Committee met one time in 2021. Our Nominating and Corporate Governance Committee charter is available on our website, www.zivobioscience.com, under the “Investors – Corporate Governance” tab.

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

The functions of the Audit Committee include:

•	Selecting our independent auditors;

•	Reviewing the results and scope of the audit and other services provided by our independent auditors; and

•	Reviewing and evaluating our audit and control functions.

The Audit Committee is currently comprised of Ms. Cornell, as Chair, and Ms. Masterson and Mr. Maggiore. Additionally, the Board has determined that Ms. Cornell qualifies as an “audit committee financial expert” as that term is defined in rules promulgated by the SEC. The designation of an “audit committee financial expert” does not impose upon such persons any duties, obligations or liabilities that are greater than those generally imposed on each of them as a member of the Audit Committee and the Board, and such designation does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.

The Audit Committee met five times in 2021.  Our Audit Committee charter is available on our website, www.zivobioscience.com, under the “Investors – Corporate Governance” tab.

Code of Ethics

We have adopted a code of ethics that applies to the Principal Executive Officer and Principal Financial Officer, or those performing similar functions. A copy of the code of ethics is available on our website, www.zivobioscience.com, under the “Investors – Corporate Governance” tab and will be sent to any shareholder, without charge, upon written request sent to 21 East Long Lake Road, Ste 100, Bloomfield Hills, MI 48304, Attention: Secretary.  Any amendments to the code of ethics will be posted on our website.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock (“insiders”) to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such forms filed with the SEC and written representations from our directors and executive officers, we believe that during fiscal 2021 each of our insiders timely complied with applicable reporting requirements for transactions in our equity securities, except for the following: Ms. Cornell filed a late Form 3, and each of Ms. Cornell, Mr. Maggiore, Ms. Masterson, and Mr. Payne filed a late Form 4 to report one transaction of a Company grant of a stock option.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table for 2021 and 2020

 The following table summarizes the compensation paid to our named executive officers during or with respect to fiscal 2021 and 2020 for services rendered to us in all capacities.

Name and Principal Position	Year	Salary ($)		Non-Equity Incentive Plan Compensation ($)	Option Awards ($) (1)	Bonus ($)	Total ($)
Andrew A. Dahl	2021	$454,000	(2)	-	1,414,636	-	$1,882,636
Former Chief Executive Officer and Director	2020	$440,000	(2)	-	-	-	$440,000

Keith Marchiando	2021	291,667		50,000	2,875,163	72,916	$3,309,746
Chief Financial Officer	2020	26,400	(3)	-	-	-	$26,400

Philip M. Rice II	2021	280,000	(4)	50,000	-	-	$330,000
Former Chief Financial Officer and Director	2020	$304,852		-	297,248	-	$602,100

(1)

The amounts reported reflect the grant date fair value (excluding the effect of estimated forfeitures). The grant date fair value of each warrant is calculated using the Black Scholes option-pricing model computed in accordance with FASB ASC Topic 718 and does not correspond to the actual amount that will be realized upon exercise by the named executive officers. Valuation assumptions used in determining the grant date fair value of stock options using the Black Scholes pricing model. See Note 10 the Company’s the Financial Statements included on page F-21 of the Original Form 10-K.

(2)	Includes $90,000 of deferred salary owed to Mr. Dahl upon the achievement of a Trigger Event as detailed below in “Mr. Dahl’s Employment Agreement”.

(3)	Includes payments made to Mr. Marchiando pursuant to a consulting arrangement, prior to his appointment as Chief Financial Officer of the Company.

(4)	Includes severance payments to Mr. Rice, payable in equal monthly installments.

Executive Compensation Programs

In 2021, the Compensation Committee reviewed financial information and other performance metrics relative to the historical compensation of executive management and comparative information prepared internally. The Compensation Committee also reviewed management’s recommendations for compensation levels of all of the Company’s senior executive officers and considered these recommendations with reference to relative compensation levels of like-size institutions. The totality of the information reviewed by the Compensation Committee was considered when establishing current executive salary levels, and similar analysis is expected to be considered when reviewing and establishing future salaries and long term incentives. The Company’s compensation policies and practices are designed to ensure that they do not foster risk taking above the level of risk associated with the Company’s business model. For this purpose, the Compensation Committee generally considers the Company’s financial performance, comparing that performance to the performance metrics included in the Company’s strategic plan. The Compensation Committee also generally evaluates management’s compensation in light of other specific risk parameters. Based on this assessment, the Compensation Committee believes that the Company has a balanced pay and performance program that does not promote excessive risk taking.

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

Bonuses. In 2021, each of the named executive officers had specific metrics included in their respective employment agreements that, if met, would entitle them to bonus payments.  As a result of the Company’s uplisting offering in June 2021 in which the Company received gross proceeds of $13.8 million, each of Mr. Marchiando and Mr. Rice received $50,000 in bonus payments.

Additionally, in March 2022, the Compensation Committee determined to provide discretionary bonuses to its employees, including a bonus to Mr. Marchiando of $72,916.

Equity Grants. In January 2021, in connection with his appointment as Chief Financial Officer of the Company, Mr. Marchiando received a stock option under the 2019 Omnibus Long-Term Incentive Plan (the “2019 Plan”) exercisable for 162,500 shares of Common Stock, at $11.20 per share.  37,500 shares underlying the stock option vested immediately, with 15,625 vesting every six months thereafter.

In October 2021, the Company adopted the Zivo Bioscience, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), and the Board granted stock options under the 2021 Plan to certain directors and officers, including stock option grants to Mr. Marchiando and Mr. Dahl exercisable for 288,000 and 376,000 shares, respectively, at $5.50 per share. The options vest as follows: 25% upon acceptance of the grant, and 25% on each of the next three calendar anniversaries of the grant.

Employment Agreements

As of December 31, 2021, we had an employment agreement in place with our former President & Chief Executive Officer, our current Chief Financial Officer, and a transition agreement with our former Chief Financial Officer.

Mr. Dahl’s Employment Agreement:

The Company’s former Chief Executive Officer, Andrew Dahl, served as Chief Executive Officer under the terms of an amended and restated employment agreement dated November 15, 2019 (“Dahl Agreement”) that superseded all prior employment agreements and understandings. Mr. Dahl received an annual base salary, commencing on June 1, 2019, of $440,000 (“Base Salary”), of which $7,500 per month was deferred until either of the following events occur: (i) within five (5) years after the effective date, the Company enters into a term sheet to receive at least $25,000,000 in equity or other form of investment or debt on terms satisfactory to the board of directors of the Company including funding at closing on such terms of at least $10 million; or (ii) within 12 months after the effective date that the Company receives revenue of at least $10 million.

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

Outstanding Equity Awards at Fiscal Year-End 2021

The following table provides information on the outstanding equity awards held by our named executive officers as of December 31, 2021.

Name	Grant Date	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option / Warrant Exercise Price ($)	Option / Warrant Expiration Date
Andrew A. Dahl	11/15/2019	350,000				$8.00	11/15/2029
	12/6/2019	12,500				$11.20	12/6/2029
	11/8/2017	125,000	*			$6.40	11/8/2022
	11/15/2019				75,000	$8.00	11/15/2029
	10/25/2021	94,000			282,000	$5.50	10/20/2031
Keith Marchiando	1/1/2021	53,125			109,375	$11.20	12/31/2030
	10/25/2021	72,000			216,000	$5.50	10/20/2031
Philip M. Rice II
	10/28/2019	625	*			$6.40	10/28/2024
	9/26/2019	6,250	*			$6.40	9/26/2024
	8/7/2019	625	*			$8.00	8/7/2024
	5/13/2019	625	*			$8.00	5/13/2024
	2/13/2019	625	*			$8.00	2/13/2024
	11/14/2018	625	*			$11.20	11/14/2023
	9/28/2018	6,250	*			$11.20	9/28/2023
	8/14/2018	625	*			$9.60	8/14/2023
	4/23/2018	625	*			$8.00	4/23/2023
	2/21/2018	625	*			$8.00	2/21/2023
	11/8/2017	75,000	*			$6.40	11/8/2022
	10/19/2017	625	*			$7.20	10/19/2022
	9/11/2017	6,250	*			$5.60	9/11/2022
	8/11/2017	625	*			$4.80	8/11/2022
	5/12/2017	625	*			$7.20	5/12/2022
	3/31/2017	625	*			$6.40	3/21/2022

*Includes compensatory warrants not issued pursuant to an equity compensation plan, prior to the Company’s listing on the Nasdaq Capital Market.

Non-Employee Director Compensation

In October 2021, our Board adopted a non-employee director cash and equity compensation plan. Under this policy, the Company agreed to pay each of its non-employee directors a cash stipend for service on its board of directors and, if applicable, on the audit committee, compensation committee and nominating and corporate governance committee. Each of the Company’s non-employee directors receives an additional stipend for service as the chairperson of the compensation committee, nominating and corporate governance committee or audit committee or service as the non-executive chairperson. The stipends payable to each non-employee director for service on the Company’s Board are as follows:

	Member Annual Service Stipend(1)	Chairperson Additional Annual Service Stipend
Board of directors	$40,000	$5,000
Audit committee	4,000	2,000
Compensation committee	4,000	2,000
Nominating and corporate governance committee	4,000	2,000

(1)          Chairs of each committee do not receive a stipend for being a member of the applicable committee.

Each non-employee director is automatically granted a stock option to purchase shares of Common Stock with an approximate target value of $50,000 at the close of business on the date of each annual meeting.  Such stock options will vest in four equal quarterly installments.

Non-Employee Director Compensation in 2021

The following table sets forth summary information concerning the compensation awarded to, paid to, or earned by the non-employee members of our board of directors for the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Option Awards ($) (1) (2) (3)	Total ($)
Nola E. Masterson	$38,459	$147,821	$186,280
Christopher D. Maggiore	8,767	208,018	216,785
Alison A. Cornell	17,356	83,549	100,905
Robert O. Rondeau. Jr. (4)	27,147	-	27,147
John Payne (5)	39,555	772,367	811,922

(1)

The amounts reported reflect the grant date fair value (excluding the effect of estimated forfeitures). The grant date fair value of each warrant is calculated using the Black Scholes option-pricing model computed in accordance with FASB ASC Topic 718 and do not correspond to the actual amount that will be realized upon exercise by the named Directors. Valuation assumptions used in determining the grant date fair value of 2021 awards are included in Note 10 the Company’s the Financial Statements included on page F-21 of the Original Form 10-K.

(2)

Represents (i) options to purchase 11,416 shares of Common Stock granted to each non-employee director re-elected at the Corporation’s 2021 Annual Meeting of Stockholders on October 12, 2021 pursuant to its Non-Employee Director Compensation Policy; and (ii) options to purchase an additional 7,660 shares to Ms. Cornell, 42,000 shares to Mr. Maggiore, 192,000 shares to Mr. Payne, 26,000 shares to Ms. Masterson.

11

(3)

As of December 31, 2021, each of the following non-employee directors had outstanding compensatory warrants and options as follows: Ms. Masterson, 18,750 compensatory warrants and 37,416 options under the 2021 Plan; Mr. Maggiore, 25,000 compensatory warrants and 53,416 options under the 2021 Plan; Mr. Payne, 143,750 compensatory warrants and 203,416 options under the 2021 Plan; and Ms. Cornell, 19,076 options under the 2021 Plan.

(4)	Mr. Rondeau resigned from the Board effective September 17, 2021.

(5)	Mr. Payne was appointed as President and Chief Executive Officer of the Company effective January 7, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding each person who is known to us to beneficially own more than 5% of our issued and outstanding shares of Common Stock, and the number of shares of our Common Stock beneficially owned by each of our directors and named executive officers, and all officers and directors as a group. All percentages are based on 9,419,660 shares of Common Stock issued and outstanding as of March 31, 2022, and where applicable, beneficial ownership includes shares which the beneficial owner has the right to acquire within 60 days.

Security Ownership of Certain Beneficial Owners:

Name and Address	Number of Shares Beneficially Owned (1)		% of Class
HEP Investments, LLC 2804 Orchard Lake Rd. Suite 205 Keego Harbor, MI 48302	2,424,341	(2)	24.3%

Strome 1688 Meridian Ave, Suite 727 Miami Beach, FL 33139	973,163	(3)	9.7%

Christopher D. Maggiore 4788 Nobles Pond Dr. NW Canton, OH 44718	937,609	(4)(5)	9.8%

Security Ownership of Management:

Name	Number of Shares Beneficially Owned (1)		% of Class
Christopher D. Maggiore	937,609	(4)(5)	9.8%
Andrew A. Dahl	539,824	(6)	5.4%
Philip M. Rice II	102,238	(7)	1.1%
John B. Payne	254,802	(8)	2.6%
Nola E. Masterson	41,955	(9)	*
Alison A. Cornell	9,538	(10)	*
Keith R. Marchiando	140,750	(11)	1.5%
All Current Directors and Officers as a Group (5 persons)	1,384,654	(12)	8.7%

* Less than 1%

(1)

Beneficially owned shares, as defined by the SEC, are those shares as to which a person has voting or investment power, or both, and which the beneficial owner has the right to acquire within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. “Beneficial” ownership does not necessarily mean that the named person is entitled to receive the dividends on, or the proceeds from the sale of, the shares.

(2)	Includes 552,079 shares of Common Stock issuable upon the exercise of certain warrants. Laith Yaldoo, the manager and controlling member of HEP Investments, LLC, may be deemed to have voting and dispositive power over the shares held by HEP Investments.

(3)	Represents shares held by Strome Mezzanine Fund, L.P. ("Strome Mezz"), Mark E. Strome, Strome Alpha Fund, L.P. ("Strome Alpha"), and Strome Investment Management, L.P. ("Strome Investment,” and together with Strome Mezz and Strome Alpha, “Strome Group”), the general partner of each of the entities in the Strome Group is Mark E. Strome. Includes 646,877 shares of Common Stock issuable upon the exercise of certain warrants. Mark E. Strome, the sole director, president, and chief executive officer of Strome Group, may be deemed to have voting and dispositive power over the shares held by Strome.

(4)	Includes options to purchase 26,708 shares of Common Stock and warrants to purchase 107,796 shares of Common Stock.

(5)	Includes 98,534 beneficial shares held in the estate of the Robert S. McLain Estate of which Mr. Maggiore is the controlling trustee.

(6)	Includes options to purchase 456,500 shares of Common Stock and warrants to purchase 75,000 shares of Common Stock.

(7)	Includes warrants to purchase 101,250 shares of Common Stock owned by Mr. Rice. Mr. Rice’s position as an executive officer of the Company ended effective January 1, 2021.

(8)	Includes options to purchase 101,708 shares of Common Stock and warrants to purchase 143,750 shares of Common Stock.

(9)	Includes options to purchase 18,708 shares of Common Stock and warrants to purchase 18,750 shares of Common Stock.

(10)	Includes options to purchase 9,538 shares of Common Stock.

(11)	Includes options to purchase 140,750 shares of Common Stock.

(12)	Includes options to purchase 297,412 shares of Common Stock and warrants to purchase 270,296 shares of Common Stock.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2021. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by securityholders(1)	977,324	$5.44	22,676
Equity compensation plans not approved by securityholders(2)	743,750	9.92	531,250
Total	1,721,074	-	553,926

(1)

Consists of shares available under the 2021 Plan. The number of shares of our Common Stock reserved under the 2020 Plan will automatically increase on January 1 of each calendar year through January 1, 2029 by 5.0% of the total number of shares of our Common Stock outstanding on December 31 of the preceding calendar year.

(2)

Consists of shares available under the 2019 Plan, which was adopted prior to the Company’s listing on the Nasdaq Capital Market.  The Company does not intend to issue any additional shares under the 2019 Plan.

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

Related Party Transactions

We describe below transactions and series of similar transactions, since January 1, 2020, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•

any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.

HEP Investments

11% Convertible Notes

On December 2, 2011, the Company and HEP Investments, LLC (“HEP Investments”), a holder of over 5% of the Company’s Common Stock, entered into the following documents, effective as of December 1, 2011, as amended through May 16, 2018: (i) a Loan Agreement under which the Lender agreed to advance up to $20,000,000 to the Company, subject to certain conditions, (ii) an 11% Convertible Promissory Note in the principal amount of $20,000,000 (of which a total of $18,470,640 was funded, with a total of $14,380,298 converted into 1,796,287 shares of Common Stock). In consideration for an extension of the maturity date in 2018, the Company issued to HEP Investments warrants to purchase 40,625 shares of Common Stock, exercisable at $8.00 per share with a term of 5 years.  In connection with an additional $2 million raised in connection with the convertible note arrangement, in 2018 the Company issued a warrant for 312,500 shares of Common Stock to HEP Investments, exercisable at $8.00 per share, with a term of 5 years. Additionally, the Company issued 6,839 shares of its Common Stock to HEP Investments in 2018 in connection with the convertible note. In January 2019, and in connection with the convertible note, HEP Investments entered into a life insurance policy for Andrew Dahl, our Chief Executive Officer.  On February 23, 2021, the Company and HEP Investments entered into a Letter Agreement in which the Company agreed to pay certain premiums of $2,565 per month under the life insurance policy while payments under the convertible note remain outstanding.

On June 2, 2021, in accordance with the Debt Extension and Conversion Agreement between the HEP Investments and the Company, all of the $1,899,155 in principal outstanding debt and $1,742,749 in accrued interest for the convertible notes was automatically converted into 455,238 shares of common stock at $8.00 per share. As of the conversion of the total outstanding principal and accrued interest balance, HEP Investments no longer retains a security interest in the Company’s intellectual property or other assets.

License Co-Development Participation Agreement

Between August 2020 and May 2021, HEP Investments invested $310,000 into a License Co-Development Participation Agreements (including the conversion of $100,000 of a working capital loan), and in connection with such arrangement, received warrants exercisable for (i) 8,438 shares of Common Stock at $9.60 per share, (ii) 1,500 shares of Common Stock at $11.20 per share, and (iii) 1,688 shares of Common Stock at $10.40 per share.

Strome

Convertible Notes

On June 6, 2018, HEP Investments and Strome Mezzanine Fund LP and Strome Alpha Fund LP (“Strome”), a holder of over 5% of our Common Stock, entered into the First Amended and Restated Participation Agreement (amending the June 17, 2017 agreement) whereby Strome agreed to fund a total of $691,187 (“the committed funding”), through HEP Investment’s 11% convertible note (at a conversion price of $8.00). Additionally, in June 2018, the Company issued to Strome a warrant exercisable for 312,500 shares of Common Stock at an exercise price of $8.00 for a term of 5 years, in exchange for $2 million.

On June 2, 2021, in accordance with the Debt Extension and Conversion Agreement between Strome and the Company, all of the $2,191,187 in principal outstanding debt and $419,096 in the convertible notes was automatically converted into 326,286 shares of common stock at $8.00 per share. As of the conversion of the total outstanding principal and accrued interest balance, Strome no longer retains a security interest in the Company’s intellectual property or other assets.

License Co-Development Participation Agreement

On October 8, 2020, Strome invested $500,000 into a License Co-Development Participation Agreement, and in connection with such arrangement, received warrants exercisable for 18,750 shares of Common Stock at $9.60 per share.

Chris Maggiore

During the year ended December 31, 2020, Mr. Maggiore, advanced $20,000 to the Company. On September 15, 2020, Mr. Maggiore applied the $20,000 of the loan balance to fund the purchase of 2,500 shares of Common Stock at an exercise price of $8.00 per share.  During the year ended December 31, 2020, the Company accrued interest expense on loans payable to Mr. Maggiore of $1,254. On October 21, 2020, Mr. Maggiore applied the $1,254 of the accrued interest to purchase 157 shares of Common Stock at an exercise price of $8.00 per share.

On June 2, 2021, the Company completed its planned public offering of common stock shares and common stock warrants. Two of the Company’s board of directors participated in the offering; Chris Maggiore purchased 100,000 units, and Alison Cornell purchased 15,000 units. No other related parties participated in the offering.

Director Independence

During 2021, our Board determined that Mr. Maggiore, Ms. Cornell, Ms. Masterson, and former director Mr. Rondeau were all independent within the meaning of the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”).  Mr. Payne was considered independent until his appointment as Chief Executive Officer on January 7, 2022.   The Board of Directors has determined that each member of the Compensation Committee, Audit Committee, and Nominating and Corporate Governance Committee  is independent, as independence is defined under the rules of Nasdaq

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees for professional services rendered to us by BDO USA, LLP (“BDO”) and Wolinetz, Lafazan & Company, P.C. (“Wolinetz”) for services in respect of the fiscal year ended December 31, 2021 and 2020, respectively, which were approved by the Board or Audit Committee in accordance with its established policies and procedures.

	FISCAL	FISCAL
FEE CATEGORY	YEAR 2021 (BDO)	YEAR 2020 (Wolinetz)
Audit fees(1)	$113,016	$164,559
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$113,016	$164,559

(1)	Audit fees include fees for professional services in connection with the annual audit of our consolidated financial statements, review of our quarterly consolidated financial statements, and related services that are typically provided in connection with registration statements and other SEC filings.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee generally pre-approves all audit and permitted non-audit and tax services provided by the independent registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. Our Audit Committee may also pre-approve particular services on a case-by-case basis. During 2021, prior to the creation of our Audit Committee, our Board of Directors performed these functions. All of the services relating to the fees described in the table above were approved by our Board of Directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date: May 2, 2022	ZIVO BIOSCIENCE, INC.

	By:	/s/ Keith Marchiando
Keith Marchiando
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Payne	Chief Executive Officer, President and Director	May 2, 2022
John Payne	(Principal Executive Officer)

/s/ Keith Marchiando	Chief Financial Officer	May 2, 2022
Keith Marchiando	(Principal Financial Officer)

/s/ Christopher Maggiore	Member of the Board of Directors	May 2, 2022
Christopher Maggiore

/s/ Nola Masterson	Member of the Board of Directors	May 2, 2022
Nola Masterson

/s/ Alison Cornell	Member of the Board of Directors	May 2, 2022
Alison Cornell

