Form 10-Q
period 2022-03-31
Zivo Bioscience, Inc.
filed 2022-05-13
CIK 1101026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number: 001-40449

_______________

Zivo Bioscience, Inc.
(Exact name of registrant as specified in its charter)

_______________

Nevada	87-0699977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 East Long Lake Road, Ste. 100, Bloomfield Hills MI	48304
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 248-452-9866

_______________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ZIVO	The Nasdaq Stock Market LLC
Warrants to purchase shares of Common Stock, par value $0.001 per share	ZIVOW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 9, 2022, there were 9,419,660 issued and outstanding shares of Common Stock of the registrant.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

 (UNAUDITED)

	March 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash	$6,598,982	$8,901,875
Prepaid expenses	855,257	58,078
Total current assets	7,454,239	8,959,953

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS
Operating lease – right of use asset	201,832	27,225
Security deposit	32,058	3,000
Total other assets	233,890	30,225

TOTAL ASSETS	$7,688,129	$8,990,178

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$520,367	$654,333
Current portion of long-term operating lease	67,029	15,178
Convertible debentures payable	240,000	240,000
Deferred R&D obligations - participation agreements	1,003,702	1,106,320
Deferred R&D obligations - participation agreements related parties	334,807	369,037
Accrued interest	96,478	95,886
Accrued liabilities – payroll and directors fees	138,334	467,215
Note payable	558,756	-
Total Current Liabilities	2,959,473	2,947,969

LONG-TERM LIABILITIES:
Long-term operating lease, net of current position	144,138	-
Total long-term liabilities	144,138	-

TOTAL LIABILITIES	3,103,611	2,947,969
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 150,000,000 shares authorized; 9,419,660 and 9,419,660 issued and outstanding at March 31, 2022 and December 31, 2021	9,420	9,420
Additional paid-in capital	114,830,459	114,259,830
Accumulated deficit	(110,255,361)	(108,227,041)
Total stockholders' equity	4,584,518	6,042,209
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,688,129	$8,990,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three Months ended March 31, 2022	Three Months ended March 31, 2021
REVENUES:
Service revenue	$-	$-
Total revenues	-	-

COSTS AND EXPENSES:
General and administrative	1,346,742	1,436,822
Research and development	679,773	646,752

Total costs and expenses	2,026,515	2,083,574

LOSS FROM OPERATIONS	(2,026,515)	(2,083,574)

OTHER EXPENSE:
Interest expense	1,805	24,461
Interest expense - related parties	-	110,943
Total other expense	1,805	135,404

NET LOSS	$(2,028,320)	$(2,218,978)

BASIC AND DILUTED LOSS PER SHARE	$(0.22)	$(0.43)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,419,660	5,200,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

 (UNAUDITED)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	5,162,945	$5,163	$87,747,898	$(99,063,675)	$(11,310,614)
Issuance of warrants for services			975,024		975,024
Issuance of common stock for cash -related party	4,464	4	49,996	-	50,000
Issuance of common stock for cash	96,578	97	1,039,903	-	1,040,000
Issuance of warrants pursuant to the participation agreements	-	-	40,799	-	40,799
Net loss for the three months ended March 31, 2021	-	-	-	(2,218,978)	(2,218,978)
Balance, March 31, 2021	5,263,987	$5,264	$89,853,620	$(101,282,653)	$(11,423,769)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	9,419,660	$9,420	$114,259,830	$(108,227,041)	$6,042,209
Employee and director equity based compensation	-	-	570,629	-	570,629
Net loss for the three months ended March 31, 2022	-	-	-	(2,028,320)	(2,028,320)
Balance, March 31, 2022	9,419,660	$9,420	$114,830,459	$(110,255,361)	$4,584,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

 (UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows for Operating Activities:
Net loss	$(2,028,320)	$(2,218,979)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash lease expense	21,197	5,239
Employee and director equity based compensation	570,629	975,024
Amortization of deferred R&D obligations participation agreements	(136,848)	-
Changes in assets and liabilities:
Security deposits	(29,058)	-
Prepaid expenses	(797,179)	(196,493)
Accounts payable	133,966	175,533
Lease liabilities	185	(2,060)
Advanced payments for R&D obligations – participation agreements	-	55,201
Accrued liabilities	(328,289)	154,537
Net cash (used in) operating activities	(2,861,649)	(1,051,998)

Cash Flows from Investing Activities:
Net cash from by investing activities	-	-

Cash Flow from Financing Activities:
Proceeds of loans payable, other	628,600	190,500
Payments of loans payable, other	(69,844)	(31,850)
Deferred offering expenses	-	(143,377)
Proceeds from sale of common stock warrants - participation agreements	-	40,799
Proceeds from sale of common stock - related party	-	50,000
Proceeds from sales of common stock	-	1,040,000
Net cash provided by financing activities	558,756	1,146,072

Increase (decrease) in cash	(2,302,893)	94,074
Cash at beginning of period	8,901,875	137,862
Cash at end of period	$6,598,982	$231,935

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,213	$514
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2022:

During the quarter ended March 31, 2022, the Company had no non-cash investing or financing transactions.

Three Months Ended March 31, 2021:

During the quarter ended March 31, 2021, a related party applied the proceeds of a Loan Payable in the amount of $9,000, against the cost of a Participation Agreement.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly- owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021 and the notes thereto, included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on April 22, 2022.

Going Concern

The Company has incurred net losses since inception, experienced negative cash flows from operations for the quarter ended March 31, 2022, and has an accumulated deficit of $110,255,361. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

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

Accounting Estimates

The Company’s condensed consolidated financial statements have been prepared in conformity with US GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice and other assumptions believed to be reasonable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash

Cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At March 31, 2022, the Company did not have any cash equivalents.

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

ROU assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2022.

Lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because the Company’s lease does not provide an implicit rate of return, the Company used its incremental borrowing rate in determining the present value of lease payments.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. The Company’s R&D costs, including internal expenses, consist of clinical study expenses as it relates to the biotech business and the development and growing of algae as it relates to the agtech business. These consist of fees, charges, and related expenses incurred in the conduct business with Company development by independent outside contractors. External clinical studies expenses were $301,142 and $280,400 for the three months ended March 31, 2022 and March 31, 2021, respectively. Internal expenses, composed of staff salaries compose $515,478 and $366,352 for the three months ended March 31, 2022 and 2021, respectively. These costs were offset by the amortization of the R&D obligation of $136,848 and $0 for the three months ended March 31, 2022 and March 31, 2021, respectively (see “Note 6 – Deferred R&D Obligations – Participation Agreements”).

Income Taxes

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at March 31, 2022 and 2021 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718. Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company generally issues grants to its employees, consultants and board members. At the date of grant, the Company determines the fair value of the stock option or warrant award and recognizes compensation expense over the requisite service period. The fair value of the stock option or warrant award is calculated using the Black Scholes option pricing model.

During the three months ended March 31, 2022 and 2021, stock options were granted to employees of the Company. As a result of these and previous grants, the Company recorded compensation expense of $570,629 and $975,024 for these periods, respectively.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected volatility	135.32%	144.80% to 153.25%
Expected dividends	0%	0%
Expected term	10 years	5 to 10 years
Risk free rate	1.94%	0.29% to 1.45%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility.

Income (Loss) Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of shares of common stock outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of options and warrants and conversions of debentures. Potentially dilutive securities as of March 31, 2022, consisted of 53,192 shares of common stock from convertible debentures and related accrued interest and 7,403,331 shares of common stock underlying outstanding options and warrants. Potentially dilutive securities as of March 31, 2021 consisted of 991,315 shares of common stock underlying convertible debentures and related accrued interest and 3,086,775 shares of common stock from outstanding options and warrants. For the three months ended March 31, 2022 and 2021, diluted and basic weighted average shares were the same, as potentially dilutive shares are anti-dilutive.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recently Enacted Accounting Standards

No new Accounting Standards were adopted during the quarter ended March 31, 2022.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021

Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
Total	100,000	100,000
Less accumulated depreciation	(100,000)	(100,000)
Property and equipment, net	$-	$-

There was no depreciation expense for the three months ended March 31, 2022 and 2021 respectively.

NOTE 4 - LEASES

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

On January 14, 2022, the Company entered into a 34-month sublease agreement for a 4,843 square-foot office in Bloomfield Hills, Michigan. The Company moved its headquarters to this location. The agreement commenced on January 29, 2022 and ends on November 30, 2024. The agreement provided for a total rent of $232,464. Occupancy of the property commenced on January 29, 2022, there was a three-month rent holiday with a rent commencement date of April 29, 2022. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Rent is $7,265 per month from commencement to November 29, 2022, $7,466 from November 29, 2022 to November 29, 2023, and $7,668 from November 2023 to the lease end date.

The balances for the Company’s operating leases are presented as follows within the condensed consolidated balance sheet:

Operating leases:

Assets:	March 31, 2022	December 31, 2021
Operating lease right-of-use asset	$201,832	$27,225

Liabilities:
Current portion of long-term operating lease	$67,029	$15,178
Long-term operating lease, net of current portion	144,138	-
	$211,167	$15,178

The components of lease expense are as follows within our condensed consolidated statement of operations:

	For the	For the
	Quarter ended	Quarter ended
	March 31, 2022	March 31, 2021
Operating lease expense	$26,112	$6,470

Other information related to leases where we are the lessee is as follows:

	As of	As of
	March 31, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	2.58 Years	1.08 Years

Discount rate:
Operating leases	11.00%	11.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the	For the
	Quarter ended	Quarter ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:	$5,600	$3,291
Non-cash investment in ROU asset	$195,804	$-

As of March 31, 2022, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2022	$76,173
December 31, 2023	89,999
December 31, 2024	76,681
Total minimum lease payments	242,853
Less: Interest	31,686
Present value of lease obligations	211,167
Less: Current portion	67,029
Long-term portion of lease obligations	$144,138

NOTE 5 - CONVERTIBLE DEBT

11% Convertible Notes

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

On June 2, 2021, in accordance with the Debt Extension and Conversion Agreement, all of the outstanding debt and accrued interest for the Convertible Notes was automatically converted into common stock of the Company. The principal amount of $4,090,342 and the accrued interest to June 2, 2021, of $2,161,845 totaled $6,252,187; this total amount was converted into 781,524 shares of common stock (calculated at $8.00 per share). As of March 31, 2022, the Company has no further remaining financial obligations to the HEP Investments under the terms of the Loan Agreement, the Convertible Note or the Registration Rights Agreement. Additionally, as of the conversion of the total outstanding principal and accrued interest balance, HEP Investments no longer retains a security interest in the Company’s intellectual property or other assets.

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

On June 2, 2021, in accordance with the Debt Extension and Conversion Agreement between the remaining New Lenders and the Company, all of the remaining outstanding debt and accrued interest for the New Lenders Notes were automatically converted to common stock. The principal amount of $850,000 and the accrued interest to June 2, 2021, of $436,369 totaled $1,286,369; this total amount was converted into 160,798 shares of common stock at $8.00 per share. As of March 31, 2022, the Company has no further remaining financial obligations to the New Lenders under the terms of the New Lenders Notes. All security interests of the New Lenders in the Company’s assets have been terminated.

Other Debt

The Company’s 1% convertible debentures allow for rolling 30-day extensions until notice is given by the lender to the Company to the contrary. As of March 31, 2022, that agreement is still in place.

Convertible debt consists of the following:

	March 31, 2022	December 31, 2021
1% Convertible notes payable	$240,000	$240,000
Accrued interest	96,478	95,486
Less: Current portion	336,478	335,486
Long term portion	$-	$-

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

Short Term Loan

On February 21, 2022, the Company entered into a short-term, unsecured loan agreement to finance a portion of the Company’s directors’ and officers’ insurance premiums. The note in the amount of $628,600 carries a 4.15% annual percentage rate and will be paid down in nine equal payments of $71,058 beginning in March 2022. The principal balance of March 31, 2022 was $558,756.

NOTE 6 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS

The Company entered into twenty-one (21) License Co-Development Participation Agreements (the “Participation Agreements”) with certain investors (“Participants”) for aggregate proceeds of $2,985,000 during the period April 2020 through May 2021. The Participation Agreements provide for the issuance of warrants to such Participants and allows the Participants to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from ZIVO’s algae cultures. Specifically, ZIVO has agreed to provide to the Participants a 44.78% “Revenue Share” of all license fees generated by ZIVO from any licensee (See the Table below).

According to the terms of the Participation Agreements, and pursuant to ASC 730-20-25 the Company has bifurcated the proceeds of $2,985,000 as follows: 1) the 106,315 warrants sold were attributed a value of $953,897 based on the Black Scholes pricing model using the following assumptions: volatilities ranging from 129.13% to 154.26%; annual rate of dividends 0%; discount rates ranging from 0.26% to 0.87%, and recorded as Additional Paid In Capital; 2) the remaining $2,031,103 was recorded as Deferred R&D Obligation – Participation Agreements. Since the Company believes there is an obligation to perform pursuant to ASC 730-20-25, the Deferred R&D Obligation will be amortized ratably based on expenses incurred as the Company develops the technology for bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures. In the three months ended March 31, 2022 and 2021, the Company recognized $136,848 and $0 as a contra R&D expense related to personnel and third-party expenses to develop the subject technology, respectively. For the three months ended March 31, 2022, $34,230 of this total contra R&D expense was attributed to deferred R&D obligations funded by a related party.

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

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Recapitalization - Reverse Stock Split

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

Stock Issuances

During the three months ended March 31, 2021, the Company issued 96,578 shares at an average price of $10.80 for proceeds of $1,040,000, to private investors. In addition, during this same period, a related party purchased 4,464 shares of the Company’s common stock at $11.20 per share for proceeds of $50,000.

Stock Warrants Exercised

During the three months ended March 31, 2021, warrants to purchase 625 shares of the Company’s common stock were exercised on a “cashless” basis resulting in the issuance of 287 shares of common stock.

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

Subject to adjustment as described in the 2021 Plan, the aggregate number of shares of common stock available for issuance under the 2021 Plan is initially set at 1,000,000 shares; this number is automatically increased each January 1st by an amount equal to 5% of the number of common stock shares outstanding at that date, resulting in an increase in available shares under the 2021 Plan at January 1, 2022 of 470,983. As of March 31, 2022, 867,824 options have been issued under the 2021 Plan, and 603,159 shares remained available for issuance.

2019 Omnibus Long-Term Incentive Plan

Prior to the adoption of the 2021 Equity Incentive Plan, the Company maintained a 2019 Omnibus Long-Term Incentive Plan (the “2019 Plan”). Following the approval by the shareholders of the 2021 Plan, no additional awards have been or will be made under the 2019 Plan. As of March 31, 2022, 781,250 stock options had been issued under the 2019 Plan with terms between 5 years and 10 years, of which 743,750 remained outstanding.

Common Stock Options

A summary of the status of the Company’s options issued under the Company’s equity incentive plans is presented below. As of March 31, 2022 there is no intrinsic value in any of the Company's outstanding options as the market price of the Company's common stock is in all cases lower than the exercise price of options:

	March 31, 2022		March 31, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,721,074	$7.38	606,250	$9.67
Forfeited	(282,000)	5.50	-	-
Issued	172,500	5.50	175,500	11.20
Outstanding, end of period	1,611,574	$7.51	781,250	$10.01

Options outstanding and exercisable by price range as of March 31, 2022 were as follows:

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Range of Exercise Price	Number	Weighted Average Exercise Price
$4.00-4.99	53,324	$9.54	$4.00-4.99	13,331	$4.48
5.00-5.99	814,500	9.63	5.00-5.99	339,125	5.50
8.00-8.99	375,000	7.35	8.00-8.99	371,876	8.05
9.00-9.99	25,000	3.38	9.00-9.99	25,000	9.60
11.00-11.99	175,000	8.68	11.00-11.99	81,250	11.20
12.00-12.99	168,750	2.89	12.00-12.99	146,875	12.80
	1,611,574	$8.19		977,457	$8.13

Common Stock Warrants - Unregistered

A summary of the status of the Company’s unregistered warrants is presented below.

	March 31, 2022		March 31, 2021
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,553,635	$7.57	2,502,212	$7.20
Issued	-	-	3,973	11.20
Exercised	-	-	(625)	6.40
Cancelled	-	-	-	-
Expired	(19,375)	7.95	(1,562)	7.20
Outstanding, end of period	2,534,260	$7.57	2,503,962	$7.20

Unregistered warrants outstanding and exercisable by price range as of March 31, 2022 were as follows:

Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$4.00-4.99	200,625	0.34	$4.00-4.99	200,625	$4.80
5.00-5.99	252,050	3.71	5.00-5.99	252,050	5.51
6.00-6.99	240,466	2.32	6.00-6.99	240,466	6.40
7.00-7.99	1,250	0.33	7.00-7.99	1,250	7.20
8.00-8.99	1,565,430	1.182	8.00-8.99	1,565,430	8.02
9.00-9.99	231,938	3.45	9.00-9.99	231,938	9.60
10.00-10.99	1,688	4.12	10.00-10.99	1,688	10.40
11.00-11.99	35,813	1.75	11.00-11.99	35,813	11.20
14.00-14.99	5,000	2.75	14.00-14.99	5,000	14.40
	2,534,260	1.70		2,534,260	$7.57

Common Stock Warrants - Registered

A summary of the status of the Company’s registered warrants is presented below:

	March 31, 2022		March 31, 2021
	Number of Registered Warrants	Weighted Average Exercise Price	Number of Registered Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	2,975,497	$5.50	-	$-
Issued	-		-	-
Exercised	-		(-)	-
Cancelled	-		-	-
Expired	-		-	-
Outstanding, end of period	2,975,497	$5.50	-	$-

Registered warrants outstanding and exercisable by price range as of March 31, 2022, were as follows:

Outstanding Registered Warrants			Exercisable Registered Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$5.50	2,975,497	4.14	$5.50	2,975,497	5.50
	2,975,497	4.14		2,975,497	$5.50

NOTE 8- COMMITMENTS AND CONTINGENCIES

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

Former Executive Officers

Mr. Rice’s Transition Arrangement:

On January 7, 2021, the Company and Philip Rice, the Company’s former Chief Executive Officer, entered into a written agreement concerning Rice’s departure from the Company (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Rice resigned from his position as Chief Financial Officer of the Company effective on January 1, 2021, and following a transition period, agreed to resign from all positions as an officer or employee of the Company effective as of January 31, 2021 (the “Separation Date”). The Separation Agreement provides that Mr. Rice will receive certain benefits that he is entitled to receive under his employment agreement dated March 4, 2020. Accordingly, under the Separation Agreement, subject to non-revocation of a general release and waiver of claims in favor of the Company, the Company has agreed to pay Mr. Rice his base salary of $280,000 for one year and three weeks, beginning on the Separation Date, and grant him an option to purchase 12,500 shares of common stock. Pursuant to the Rice Agreement and the Separation Agreement, the Company paid to Mr. Rice on June 15, 2021, a $50,000 bonus that was tied to the successful June 2021 Offering. As of March 31, 2022, the Company has satisfied its responsibilities to Mr. Rice under the Transition Agreement.

Mr. Dahl’s Termination:

Effective January 4, 2022, the Company terminated Andrew Dahl, its President and Chief Executive Officer for cause pursuant to the terms of his employment agreement. Pursuant to such terms, the Company does not believe Mr. Dahl is entitled to any severance payments.

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”). In May 2019, the Company issued a warrant to purchase 62,500 shares of common stock at an exercise price of $8.00 for a term of five years to the Consultant. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34%. In October 2019, 25,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand and five hundred (237,500) shares of the Company’s common stock at an exercise price of $8.00 per share. On November 24, 2020, the parties entered into a Second Amendment to the Supply Chain Consulting Agreement whereby the issuance to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand five hundred (237,500) shares of the Company’s common stock was reduced to one hundred sixty-two thousand five hundred (162,500) shares of the Company’s common stock, and a cashless warrant with a five-year term to purchase thirty-seven thousand five hundred (37,500) shares of the Company’s common stock was issued to a member of the Consultant. The warrants were valued at $386,348 using the Black Scholes pricing model relying on the following assumptions: volatility 148.83%; annual rate of dividends 0%; discount rate 0.39%. As of March 31, 2022, the Development Project has not closed, and the warrants have not yet been issued.

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

On December 8, 2021, the Company sent a letter to the consultant that terminated the Supply Chain Consulting Agreement effective December 13, 2021.

See “Note 10 – Subsequent Events” in this Quarterly Report for information regarding a dispute between the parties regarding the Supply Chain Consulting Agreement.

Legal Contingencies

See "Note 10 - Subsequent Events" for a description of an arbitration matter commenced in April 2022.

The Company may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company’s financial condition, results of operation or cash flows.

NOTE 9 – INCOME TAX

The Company and its subsidiaries are subject to US federal and state income taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of Management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Company does not expect to realize the net deferred tax asset and as such has recorded a full valuation allowance.

Income tax expense for the three months ended March 31, 2022 and 2021 is based on the estimated annual effective tax rate. Based on the Company’s effective tax rate and full valuation allocation, tax expense is expected to be $0 for 2022.

NOTE 10 - SUBSEQUENT EVENTS

On April 13, 2022, AEGLE Partners, 2 LLC (“AEGLE”) initiated an arbitration in Michigan against the Company with the American Arbitration Association. AEGLE asserted claims related to a certain Supply Chain Consulting Agreement entered into between AEGLE and the Company in 2019 (as amended from time to time, the “Agreement”), and a disagreement between AEGLE and the Company regarding whether AEGLE is entitled to payment of certain fees and warrants pursuant to the Agreement. AEGLE’s complaint seeks, among other things, three times the payment of such alleged fees and warrants and recovery of AEGLE’s costs and expenses. The Company believes that the claims made by AEGLE in its complaint are without merit and we intend to vigorously defend ourselves against them.

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

Poultry Gut Health

ZIVO’s initial focus is on developing a product candidate designed to target poultry gut health. ZIVO has conducted multiple poultry clinical trials to develop and refine a treatment for coccidiosis, a condition that inflames the digestive tracts of poultry, currently treated with various antibiotics, antimicrobials and chemicals. In May 2022, ZIVO submitted a whitepaper to the United States Department of Agriculture (“USDA”) on the nature of its feed additive, requesting that the USDA claim jurisdiction of ZIVO's product candidate. Additionally, ZIVO continues to actively seek a partner to license its product candidate for poultry gut health.

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

Results of Operations for the three months ended March 31, 2022 and 2021

The following table summarizes ZIVO’s operating results for the periods indicated

	Quarter ended March 31,
	2022	2021
Total revenues	$-	$-
Costs and expenses:
Research and development	679,773	646,752
General and administrative	1,346,742	1,436,822
Total costs and expenses	2,026,515	2,083,574
Loss from operations	(2,026,515)	(2,083,574)
Other expense
Interest expense	1,805	135,404
Total other expense	1,805	135,404
Net loss	$(2,028,320)	$(2,218,978)

Net Sales

The Company had no sales during the three months ended March 31, 2022 and 2021.

Cost of Sales

The Company had no cost of sales during the three months ended March 31, 2022 and 2021.

General and Administrative Expenses.

General and administrative expenses were approximately $1.3 million for the three months ended March 31, 2022, as compared to approximately $1.4 million for the comparable prior period. The $100,000 reduction versus the same quarter last year was primarily driven by a $900,000 reduction in labor expenses, partially offset by increases of $700,000 in professional fees and $100,000 increase in other overhead. Labor related reductions of $900,000 included $400,000 lower expense due to the termination of the Company's CEO in the quarter ended March 31, 2022, and lower non-cash equity based compensation of $500,000. Professional services increased by $700,000; including higher directors fees of $300,000, legal fees of $270,000, and $100,000 of other services. Other overhead increased by $100,000 almost fully explained by increase in D&O insurance premiums versus the prior year.

Research and Development Expenses

For the three months ended March 31, 2022, ZIVO incurred roughly $680,000 in R&D expenses, as compared to roughly $650,000 for the comparable period in 2021. All of these expenses were associated with research relating for our biotech and agtech businesses. The Company incurred no expenses in either period relating to the Company’s Wellmetrix business. In the quarter ended March 31, 2022, the Company’s research and development spending included roughly $137,000 of amortization of deferred R&D obligations for the participation agreements; there was no amortization of deferred R&D in the prior year period. (See Note 6: Deferred R&D Obligations - Participation Agreements)

In the quarter ended March 31, 2022, excluding this amortization, the Company had gross R&D spending of approximately $817,000; a $170,000 increase in spending from the first quarter of 2021. Of these costs in 2021, $515,000 is for salary related cost, an increase of approximately $150,000 from the prior year. The increase is fully explained by higher stock related compensation costs. Third party research and development spending of $300,000 was about $20,000 higher from the prior year.

	Quarter ended March 31,	Quarter ended March 31,
	2022	2021
Labor and other internal expenses	$515,478	$366,352
External research expenses	301,143	280,400
Total gross R&D expenses	816,621	646,752
Less contra-expense for amortization of deferred R&D obligation – participation agreements	(136,848)	-
Research and development	$679,773	$646,752

Subject to the availability of funding, the Company expects its R&D costs to grow as we work to complete the research in the development of natural bioactive compounds for use as dietary supplements and food ingredients, as well as biologics for medicinal and pharmaceutical applications in humans and animals. The Company’s scientific efforts are focused on the metabolic aspects of oxidation and inflammation, with a parallel program to validate and license products for healthy immune response.

Capital Resources

As of March 31, 2022, our principal source of liquidity consisted of cash of $6.6 million. The Company expects to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses. The sources of cash to date have been limited proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans, with the terms of our most recent financings described below.

June 2021 Underwritten Public Offering

On May 27, 2021, we entered into an Underwriting Agreement relating to the issuance and sale of 2,760,000 Units, at a price to the public of $5.00 per unit consisting of one common stock share and a warrant to buy one share of common stock for $5.50. In addition, under the terms of the underwriting agreement, we granted the underwriter an option, exercisable for 45 days, to purchase up to an additional 414,000 shares of common stock and/or 414,000 2021 Warrants, in any combination thereof, on the same terms. The base offering closed on June 2, 2021, and the sale of 150,000 shares of common stock subject to the Underwriter’s overallotment option closed on July 2, 2021. The gross proceeds from this offering were approximately $14.5 million prior to deducting underwriting discounts and other offering expenses payable by us.

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

Funding Requirements

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

Cash Flows

Cash Flows from Operating Activities. During the three months ended March 31, 2022, our operating activities used $2.9 million in cash, an increase of cash used of roughly $1.8 million from the comparable prior period when the Company used approximately $1.1 million for operating activities. After adjusting the comparison periods net income for non-cash expenses including equity based compensation and amortization of lease liabilities, the Company incurred roughly $350,000 of additional net loss than in the prior year period. In addition, for the quarter ended March 31, 2022, the Company invested $600,000 more in prepaid expenses primarily for directors’ and officers’ insurance, spent an additional $310,000 in lowering accounts payable, $480,000 in lowering accrued expenses, and had a lower increase in deferred R&D obligations of $50,000.

Cash Flows from Investing Activities. During the three months ended March 31, 2022 and 2021, there were no investing activities.

Cash Flows from Financing Activities. During the three months ended March 31, 2022, our financing activities generated approximately $560,000, a decrease of approximately $590,000 million from the comparable prior period when the Company generated approximately $1.1 million from financing activities. In the quarter ended March 31, 2022 the Company collected no cash from any equity or equity related transaction, compared to the same quarter in 2021 when the Company collected roughly $990,000 from those transactions. The Company did, in the quarter ended March 31, 2022, receive net proceeds of $560,000 from the establishment of a short-term loan, this represented a $400,000 increase in net loan proceeds from the first quarter of 2021.

We estimate that we would require approximately $4 million in cash over the next 12 months in order to fund our basic operations, excluding our R&D initiatives. Based on this cash requirement, we have a near term need for additional funding to continue to develop our products and intellectual property. Historically, we have had substantial difficulty raising funds from external sources. If we are unable to raise the required capital, we will be forced to curtail our business operations, including our R&D activities. The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(2,861,649)	$(1,051,998)
Investing activities	-	-
Financing activities	558,756	1,146,072
Net increase (decrease) in cash and cash equivalents	$(2,302,893)	$94,074

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

As of March 31, 2022 and 2021, fair values of cash, prepaid, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. We elected to account for the convertible notes while they were outstanding on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of these convertible notes were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

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

Stock-Based Compensation

We account for share‑based compensation in accordance with the provisions of the ASC 718, Compensation — Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized at the grant‑date fair value. The Company records forfeitures when they occur. Share‑based compensation arrangements to non‑employees are accounted for in accordance with the applicable provisions of ASC 718.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” in this Report regarding the impact of certain recent accounting pronouncements on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on management’s review, with participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2022, the Company’s disclosure controls and procedures were not effective. Specifically, the Company did not maintain effective controls over the following:

Control Environment, Risk Assessment, and Monitoring

As previously disclosed under the section titled “Controls and Procedures” included under Part II, Item 9A of the Company’s Annual Report, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in internal control over financial reporting. The Chief Executive Officer and Chief Financial Officer concluded that such material weakness was also present as of March 31, 2022.

Specifically, management did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to: (i) lack of structure and responsibility, insufficient number of qualified resources, and inadequate oversight and accountability over the performance of controls, (ii) ineffective identification and assessment or risks impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

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

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with US GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with US GAAP.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions that the Company has taken, and/or intends to take, include:

•	Developing monitoring controls and protocols that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any;

•	Restricting user access and dedicating personnel, including management, to specific controls to improve the control environment, including the evaluation of potential alternative accounting software;

•	Continue to hire qualified staff and outside resources to segregate key functions within our financial and information technology processes supporting our internal controls over financial reporting, including the hiring in December 2021 of a full time Accounting Manager;

•	Enhancing and expanding policies and procedures over the performance of user access reviews, change management, and the monitoring of segregation of duties;

•	Developing a training program and educating control owners concerning the principles and requirements of each control related to user access, change management, and segregation of duties within IT systems impacting financial reporting;

•	Reassessing and formalizing the design of certain accounting and information technology policies relating to security and change management controls;

•	Continuing to enhance and formalize our accounting, business operations, and information technology policies, procedures, and controls to achieve complete, accurate, and timely; financial accounting, reporting and disclosures;

•	Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls;

•	Developing internal controls documentation, including comprehensive accounting policies and procedures over certain key financial processes and related disclosures; and

•	Draft position papers for all complex, non-recurring transactions and engaging outside resources for complex accounting matters.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business.

See “Note 10 – Subsequent Events” in this Quarterly Report for information regarding a dispute between the parties to the Supply Chain Consulting Agreement (see “Note 8 – Commitments and Contingencies – Supply Chain Consulting Agreement).

We are not currently a party to any other material legal proceedings, and we are not aware of any pending or threatened legal proceeding.

Item 1A

Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully consider the risks and uncertainties described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 22, 2011)

3.2	Certificate of Amendment to Articles of Incorporation dated October 16, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2014)

3.3	Certificate to Amendment dated May 28, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 8-K filed on June 2, 2021)

3.4	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 10-Q filed on May 17, 2010)

10.1

Employment Agreement, dated as of February 15, 2022, by and between John Payne and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2022)

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

ZIVO BIOSCIENCE, INC.
Date: May 13, 2022

	By:	/s/ John B. Payne
John B. Payne
Chief Executive Officer

	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer

