Form 10-Q
period 2022-06-30
Zivo Bioscience, Inc.
filed 2022-08-04
CIK 1101026

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 001-40449

Zivo Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21 E. Long Lake Road, Suite 100, Bloomfield Hills, MI 48304

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of regulation ST (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 9,419,660 shares of common stock, $0.001 par value, outstanding at August 1, 2022.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash	$5,083,720	$8,901,875
Prepaid expenses	517,114	58,078
Total current assets	5,600,834	8,959,953

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS
Operating lease – right of use asset	231,716	27,225
Security deposit	32,058	3,000
Total other assets	263,774	30,225

TOTAL ASSETS	$5,864,608	$8,990,178

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$407,838	$654,333
Current portion of long-term operating lease	86,364	15,178
Convertible debentures payable	240,000	240,000
Deferred R&D obligations - participation agreements	801,061	1,106,320
Deferred R&D obligations - participation agreements related parties	267,211	369,037
Accrued interest	97,076	95,886
Accrued liabilities - payroll and directors fees	448,409	467,215
Note payable	349,222	-
Total Current Liabilities	2,697,181	2,947,969

LONG-TERM LIABILITIES:
Long-term operating lease, net of current portion	157,004	-
Total long-term liabilities	157,004	-

TOTAL LIABILITIES	2,854,185	2,947,969
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 150,000,000 shares authorized; 9,419,660 and 9,419,660 issued and outstanding at June 30, 2022 and December 31, 2021	9,420	9,420
Additional paid-in capital	115,328,203	114,259,830
Accumulated deficit	(112,327,200)	(108,227,041)
Total stockholders' equity	3,010,423	6,042,209
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,864,608	$8,990,178

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended June 30, 2022	For the Three Months ended June 30, 2021	For the Six Months ended June 30, 2022	For the Six Months ended June 30, 2021
REVENUES:
Service revenue	$-	$-	-	$-
Total revenues	-	-	-	-

COSTS AND EXPENSES:
General and Administrative	1,629,553	1,281,488	2,976,295	2,718,310
Research and Development	438,048	467,918	1,117,821	1,114,670

Total costs and expenses	2,067,601	1,749,406	4,094,116	3,832,980

LOSS FROM OPERATIONS	(2,067,601)	(1,749,406)	(4,094,116)	(3,832,980)

OTHER EXPENSE:
Interest expense	4,238	18,582	6,043	43,043
Interest expense - related parties	-	77,660	-	188,604
Total other expense	4,238	96,242	6,043	231,647

NET LOSS	$(2,071,839)	$(1,845,648)	$(4,100,159)	$(4,064,627)

BASIC AND DILUTED LOSS PER SHARE	$(0.22)	$(0.28)	$(0.44)	$(0.70)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,419,660	6,490,505	9,419,660	5,846,011

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2021	5,263,983	$5,264	$89,853,620	$(101,282,653)	$(11,423,769)

Issuance of warrants for services	-	-	369,965	-	369,965
Issuance of common stock for cash	43,090	43	474,926	-	474,970
Issuance of warrants pursuant to the participation agreements	-	-	14,898	-	14,898
Common stock issued on cashless warrant exercise	54,361	54	(54)	-	-
Public offering issuance of stock and warrants	2,760,000	2,760	13,797,240	-	13,800,000
Fractional shares from split	(99)	-	-	-	-
Underwriting and other expenses for public offering	-	-	(1,622,638)	-	(1,622,638)
Warrants sold as part of the public offering	-	-	4,240	-	4,240
Common stock issued on conversion of 11% Convertible Debt and accrued interest	942,322	942	7,537,614	-	7,538,556
Stock issued for services	5,000	5	22,395	-	22,400
Net loss for the three months ended June 30, 2021	-	-	-	(1,845,648)	(1,845,648)
Balance, June 30, 2021	9,068,657	$9,069	$110,452,205	$(103,128,302)	$7,332,972

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2022	9,419,660	$9,420	114,830,459	$(110,255,361)	$4,584,518
Employee and director equity based compensation	-	-	497,744	-	497,744
Net loss for the three months ended June 30, 2022	-	-	-	(2,071,839)	(2,071,839)
Balance, June 30, 2022	9,419,660	$9,420	$115,328,203	$(112,327,200)	$3,010,423

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	5,162,945	$5,163	$87,747,898	$(99,063,675)	$(11,310,614)
Issuance of warrants for services			1,344,989		1,344,989
Issuance of common stock for cash – related party	4,464	4	49,996		50,000
Issuance of common stock for cash	139,664	140	1,514,829		1,514,969
Issuance of warrants pursuant to the participation agreements			55,697		55,697
Common stock issued on cashless warrant exercise	54,361	54	(54)		-
Public offering issuance of stock and warrants	2,760,000	2,760	13,797,240		13,800,000
Fractional shares from split	(99)	-	-	-	-
Underwriting and other expenses for public offering			(1,622,638)		(1,622,638)
Warrants sold as part of the public offering			4,240		4,240
Common stock issued on conversion of 11% Convertible Debt and accrued interest	942,322	942	7,537,615		7,538,557
Stock issued for services	5,000	5	22,395		22,400
Net loss for the six months ended June 30, 2021				(4,064,627)	(4,064,627)
Balance, June 30, 2021	9,068,657	$9,069	$110,452,205	$(103,128,302)	$7,332,972

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	9,419,660	$9,420	$114,259,830	$(108,227,041)	$6,042,209
Employee and director equity based compensation	-	-	1,068,373	-	1,068,373
Net loss for the six months ended June 30, 2022	-	-	-	(4,100,159)	(4,100,159)
Balance, June 30, 2022	9,419,660	$9,420	$115,328,203	$(112,327,200)	$3,010,423

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows for Operating Activities:
Net loss	$(4,100,159)	$(4,064,627)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash lease expense	41,297	10,622
Amortization of deferred R&D obligations participation agreements	(407,085)	-
Employee and director equity compensations	1,068,373	1,367,389
Changes in assets and liabilities:
Prepaid expenses	(459,036)	(128,661)
Accounts payable	(246,495)	(641,281)
Lease liabilities	(17,598)	(10,851)
Security deposits	(29,058)	-
Advanced payments for R&D obligations - participation agreements	-	85,304
Accrued liabilities	(17,616)	281,738
Net cash (used in) operating activities	(4,167,377)	(3,100,368)

Cash Flows from Investing Activities:
Net cash from by investing activities	$-	$-

Cash Flow from Financing Activities:
Proceeds of notes payable, other	628,600	190,500
Payments of notes payable, other	(279,378)	(127,000)
Proceeds from public sale of common stock and warrants	-	13,804,240
Expenses related to the public offering	-	(1,622,639)
Proceeds from sale of common stock warrants – participation agreements	-	55,697
Proceeds from sale of common stock – related party	-	50,000
Proceeds from sales of common stock	-	1,514,973
Net cash provided by financing activities	349,222	13,865,770

Increase/(Decrease) in Cash	(3,818,155)	10,765,402
Cash at Beginning of Period	8,901,875	137,862
Cash at End of Period	$5,083,720	$10,903,264

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,853	$2,056
Income Taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED) (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2022:

During the six months ended June 30, 2022, the Company had no non-cash investing or financing transactions.

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

On June 2, 2021, pursuant to the terms of several Debt Extension and Conversion Agreements with holders of our 11% convertible debt, a total of $7,538,557 comprised of outstanding principal of $4,940,342 and interest of $2,598,215 our convertible notes were automatically converted into 942,322 shares of common stock at $8.00 per share. See Note 5 – Convertible Debt for additional information.

See accompanying notes to unaudited condensed consolidated financial statements.

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

Going Concern

The Company has incurred net losses since inception, experienced negative cash flows from operations for the quarter ended June 30, 2022, and has an accumulated deficit of $112,327,200. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Cash

Cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At June 30, 2022, the Company did not have any cash equivalents.

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

ROU assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2022.

Lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date and or extension date. Because the Company’s lease does not provide an implicit rate of return, the Company used its incremental borrowing rate in determining the present value of lease payments.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. The Company’s R&D costs, including internal expenses, consist of clinical study expenses as it relates to the biotech business and the development and growing of algae as it relates to the agtech business. These consist of fees, charges, and related expenses incurred in the conduct business with Company development by independent outside contractors. For the three months ended June 30, 2022, and June 30, 2021, the company had external clinical expenses of $381,000 and $281,000 respectively; and internal expenses, composed primarily of staff salaries of $327,000 and $187,000 respectively. These costs were reduced by the amortization of the R&D obligation of $270,000 and $0 for the three months ended June 30, 2022, and June 30, 2021, respectively. External clinical studies expenses were $644,000 and $520,000 for the six months ended June 30, 2022 and June 30, 2021, respectively. Internal expenses, composed of staff salaries compose $881,000 and $595,000 for the six months ended June 30, 2022 and 2021, respectively. These costs were offset by the amortization of the R&D obligation of $407,085 and $0 for the six months ended June 30, 2022 and June 30, 2021, respectively (see “Note 6 - Deferred R&D Obligations - Participation Agreements”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at June 30, 2022 and 2021 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

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

During the three months ended June 30, 2022, and 2021 no options were granted to employees, consultants, or directors of the Company.  The Company recorded compensation expense for previous grants in the amount of $497,744 and $392,365 for these periods, respectively.  During the six months ended June 30, 2022 and 2021, stock options were granted to employees of the Company. As a result of these and previous grants, the Company recorded compensation expense of $1,068,374 and $1,367,389 for these periods, respectively.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions (no options were granted in the three months ending June 30, 2022 and June 30, 2021):

	Six Months Ended June 30,
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income (Loss) Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of shares of common stock outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of options and warrants and conversions of debentures. Potentially dilutive securities as of June 30, 2022, consisted of 53,309 shares of common stock from convertible debentures and related accrued interest and 6,084,205 shares of common stock underlying outstanding options and warrants. Potentially dilutive securities as of June 30, 2021 consisted of 52,839 shares of common stock underlying convertible debentures and related accrued interest and 6,344,868 shares of common stock from outstanding options and warrants. For the three months and six months ended June 30, 2022 and 2021, diluted and basic weighted average shares were the same, as potentially dilutive shares are anti-dilutive.

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

Recently Enacted Accounting Standards

No new Accounting Standards were adopted during the quarter ended June 30, 2022.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021

Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
Total	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
Property and equipment, net	$-	$-

There were no depreciation and amortization expenses for the three and six months ended June 30, 2022 and 2021 respectively.

NOTE 4 – LEASES

On December 17, 2020, the Company entered into a 25 ½ month lease agreement for a 2,700-square-foot facility that contains office, warehouse, lab and R&D space in Ft. Myers, Florida. The lease agreement commenced on December 17, 2020 and ends on January 31, 2023. The agreement provided for a total rent of $54,993 over the period. Occupancy of the property commenced on December 17, 2020, there was a 6-week rent holiday and a commencement date of February 1, 2021. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Rent is $3,291 per month from January 15, 2021 to January 31, 2022 and $1,154 from February 1, 2022 to January 31, 2023.  On June 5, 2022, the Company exercised an option to extend the lease through December 31, 2024.  The lease extension rent is $2,261 per month for calendar year 2023, and $2,300 per month for calendar year 2024, and totals an additional rent obligation of $54,743 of rent over the extension period.

On January 14, 2022, the Company entered into a 34-month sublease agreement for a 4,843 square-foot office in Bloomfield Hills, Michigan. The Company moved its headquarters to this location. The agreement commenced on January 29, 2022 and ends on November 30, 2024. The agreement provided for a total rent of $232,464. Occupancy of the property commenced on January 29, 2022, there was a three-month rent holiday with a rent commencement date of April 29, 2022. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Rent is $7,265 per month from commencement to November 30, 2022, $7,466 from November 30, 2022 to November 30, 2023, and $7,668 from November 30, 2023 to the lease end date.

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:

Assets:	June 30, 2022	December 31, 2021
Operating lease right-of-use asset	$231,716	$27,225

Liabilities:
Current portion of long-term operating lease	$86,364	$15,178
Long-term operating lease, net of current portion	157,004	-
	$243,368	$15,178

The components of lease expense are as follows within our condensed consolidated statement of operations:

	For the three months ending		For the six months ending
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease expense	$27,147	$6,470	$47,291	$12,940

Other information related to leases where we are the lessee is as follows:

	For the	For the
	Six months	Year ended
	June 30, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	2.44 Years	1.08 Years

Discount rate:
Operating leases	11.00%	11.00%

NOTE 4 – LEASES - Continued

Supplemental cash flow information related to leases where we are the lessee is as follows:

For the
Six months
June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:	$23,592
Non-cash investment in ROU asset	$241,694

As of June 30, 2022, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2022	$50,715
December 31, 2023	116,933
December 31, 2024	11,956
Total minimum lease payments	279,604
Less: Interest	36,236
Present value of lease obligations	243,368
Less: Current portion	86,364
Long-term portion of lease obligations	$157,004

NOTE 5 –DEBT

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

On June 2, 2021, in accordance with the Debt Extension and Conversion Agreement, all of the outstanding debt and accrued interest for the Convertible Notes was automatically converted into common stock of the Company. The principal amount of $4,090,342 and the accrued interest to June 2, 2021, of $2,161,845 totaled $6,252,187; this total amount was converted into 781,524 shares of common stock (calculated at $8.00 per share). As of June 30, 2022, the Company has no further remaining financial obligations to the HEP Investments under the terms of the Loan Agreement, the Convertible Note or the Registration Rights Agreement. Additionally, as of the conversion of the total outstanding principal and accrued interest balance, HEP Investments no longer retains a security interest in the Company’s intellectual property or other assets.

NOTE 5 –DEBT – Continued

Paulson Investment Company, LLC – Related Debt

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

On June 2, 2021, in accordance with the Debt Extension and Conversion Agreement between the remaining New Lenders and the Company, all of the remaining outstanding debt and accrued interest for the New Lenders Notes were automatically converted to common stock. The principal amount of $850,000 and the accrued interest to June 2, 2021, of $436,369 totaled $1,286,369; this total amount was converted into 160,798 shares of common stock at $8.00 per share. As of June 30, 2022, the Company has no further remaining financial obligations to the New Lenders under the terms of the New Lenders Notes. All security interests of the New Lenders in the Company’s assets have been terminated.

Other Debt

The Company’s 1% convertible debentures allow for rolling 30-day extensions until notice is given by the lender to the Company to the contrary. As of June 30, 2022, that agreement is still in place.

Convertible debt consists of the following:

	June 30, 2022	December 31, 2021
1% Convertible notes payable	$240,000	$240,000
Accrued interest	97,076	95,486
Total debt and accrued interest payable	337,076	335,486

NOTE 5 –DEBT – Continued

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

Short Term Loan

On February 21, 2022, the Company entered into a short-term, unsecured loan agreement to finance a portion of the Company’s directors’ and officers’ insurance premiums. The note in the amount of $628,600 carries a 4.15% annual percentage rate and will be paid down in nine equal payments of $71,058 beginning in March 2022. The principal balance of June 30, 2022 was $349,222.

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

According to the terms of the Participation Agreements, and pursuant to ASC 730-20-25 the Company has bifurcated the proceeds of $2,985,000 as follows: 1) the 106,315 warrants sold were attributed a value of $953,897 based on the Black Scholes pricing model using the following assumptions: volatilities ranging from 129.13% to 154.26%; annual rate of dividends 0%; discount rates ranging from 0.26% to 0.87%, and recorded as Additional Paid In Capital; 2) the remaining $2,031,103 was recorded as Deferred R&D Obligation - Participation Agreements. Since the Company believes there is an obligation to perform pursuant to ASC 730-20-25, the Deferred R&D Obligation will be amortized ratably based on expenses incurred as the Company develops the technology for bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures. In the three months ended June 30, 2022 and 2021, the Company recognized $270,237 and $0 as a contra R&D expense related to personnel and third-party expenses to develop the subject technology, respectively. For the three months ended June 30, 2022, $67,595 of this total contra R&D expense was attributed to deferred R&D obligations funded by a related party.  For the six months ended June 30, 2022 and 2021, the Company recognized $407,085 and $0 as a contra R&D expense related to personnel and third-party expenses to develop the subject technology, respectively. For the six months ended June 30, 2022, $101,826 of this total contra R&D expense was attributed to deferred R&D obligations funded by a related party.

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

NOTE 6 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS - Continued

See below a summary of the Participation Agreements:

								Buy-back	Buy-back
							Minimum	Premium %	Premium %
Agreement	Date of	Amount			Exercise	Revenue	Payment	pre-18	post 18
#	Funding	Funded	Warrants	Term	Price	Share	Threshold	mos.	mos.
1	April 13, 2020	$100,000	3,750	5 Years	$9.60	1.500%	$-	40%	40%
2	April 13, 2020	150,000	5,625	5 Years	9.60	2.250%	-	40%	40%
3	April 13, 2020	150,000	5,625	5 Years	9.60	2.250%	-	40%	40%
4	May 7, 2020	250,000	9,375	5 Years	9.60	3.750%	-	40%	40%
5	June 1, 2020	275,000	10,313	5 Years	8.80	4.125%	82,500	40%	50%
6	June 3, 2020	225,000	8,438	5 Years	8.80	3.375%	67,500	40%	50%
7	July 8, 2020	100,000	3,750	5 Years	9.60	1.500%	30,000	40%	50%
8	Aug. 24, 2020	125,000	4,688	5 Years	9.60	1.875%	37,500	40%	50%
9	Sept. 14, 2020	150,000	5,625	5 Years	9.60	2.250%	45,000	40%	50%
10	Sept.15, 2020	50,000	1,875	5 Years	9.60	0.750%	15,000	40%	50%
11	Sept.15, 2020	50,000	1,875	5 Years	9.60	0.750%	15,000	40%	50%
12	Sept.25, 2020	300,000	5,625	5 Years	9.60	4.500%	420,000	40%	50%
13	Oct. 8, 2020	500,000	18,750	5 Years	9.60	7.500%	150,000	40%	40%
14	Oct. 4, 2020	100,000	3,750	5 Years	9.60	1.500%	40,000	40%	50%
15	Oct. 4, 2020	250,000	9,375	5 Years	9.60	3.750%	-	40%	40%
16	Oct. 9, 2020	50,000	1,875	5 Years	9.60	0.750%	15,000	40%	40%
17	Dec. 16, 2020	10,000	375	5 Years	9.60	0.150%	17,000	40%	50%
18	Jan. 22, 2021	40,000	1,500	5 Years	11.20	0.600%	12,000	40%	50%
19	Jan. 25, 2021	40,000	1,500	5 Years	11.20	0.600%	12,000	40%	50%
20	Jan. 27, 2021	25,000	938	5 Years	11.20	0.375%	12,000	40%	50%
21	May 14,2021	45,000	1,688	5 Years	10.40	0.675%	13,500	40%	50%
		$2,985,000	106,315			44.775%	$984,000

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

Stock Based Compensation

The Company, on June 15, 2021, issued 5,000 shares of unregistered common stock to CorProminence, LIC (d/b/a COREir) for services in accordance with the consulting agreement between COREir and the company (See "Note 8 - Commitment and Contingencies''): The shares were value at the market price on June 15, 2021, $4.48 per share for a total expense of $22,400. On October 15, 2021, the company, per its consulting agreement with CorProminence, LLC (dba COREir), issued an additional 2,500 shares of common stock to CorProminence, LLC. The shares were valued on October 15, 2021 at $4.15 per share for a total expense in the aggregate of $10,375.

Stock Issuances

During the six months ended June 30, 2021, the Company issued 139,664 shares for proceeds of $1,514,970, to private investors. In addition, during this same period, a related party purchased 4,464 shares of the Company’s common stock at $11.20 per share for proceeds of $50,000.

On June 2, 2021, the Company completed its planned public offering of common stock shares and common stock warrants. The Company issued 2,760,000 units at $5.00 (each unit consisting of one share of the Company’s common stock and one 5 year warrant with an exercise price of $5.50 per share) for gross proceeds of $13,804,240, and net proceeds of $12,181,602 after related underwriting and other costs of $1,622,638.

Stock Warrants Exercised

During the six months ended June 30, 2021, warrants to purchase 139,100 shares of the Company’s common stock were exercised on a “cashless” basis resulting in the issuance of 54,361 shares of common stock.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

Sale of Common Stock Warrants

During the six months ending June 30, 2021, and in connection with the Participation Agreements (see Note 6 - Deferred R&D Obligations - Participation Agreements), the Company sold warrants to purchase 5,626 shares of common stock for $55,697. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 129.13% to 140.20%; annual rate of dividends 0%; discount rate 0.41% to 0.87%.

On June 2, 2021, the Company completed its public offering of common stock and warrants. As part of the transaction, the Company sold 414,000 warrants with an exercise price of $5.50 per share, from the overallotment option that was exercised by the underwriter for $4,140. Additionally, the Company issued the underwriter 8% of the number of shares of common stock in the offering in 220,800 unregistered warrants for shares of common stock, for an aggregate price to the Company of $100. These warrants are exercisable 180 days after the offering date and expire five years after the first day they are exercisable. The warrants were valued at $946,675 based on the Black Scholes pricing model relying on the following assumptions: volatility 132.46%; annual rate of dividends 0%; discount rate 0.80%. This was recognized by the company as an underwriting cost and was accounted for as an offset to funds raised.

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

Subject to adjustment as described in the 2021 Plan, the aggregate number of shares of common stock available for issuance under the 2021 Plan is initially set at 1,000,000 shares; this number is automatically increased each January 1st by an amount equal to 5% of the number of common stock shares outstanding at that date, resulting in an increase in available shares under the 2021 Plan at January 1, 2022 of 470,983. As of June 30, 2022, 763,824 options have been issued under the 2021 Plan, and 707,159 shares remained available for issuance.

2019 Omnibus Long-Term Incentive Plan

Prior to the adoption of the 2021 Equity Incentive Plan, the Company maintained a 2019 Omnibus Long-Term Incentive Plan (the “2019 Plan”). Following the approval by the shareholders of the 2021 Plan, no additional awards have been or will be made under the 2019 Plan. As of June 30, 2022, 781,250 stock options had been issued under the 2019 Plan with terms between 5 years and 10 years, of which 365,625 remained outstanding.

Common Stock Options

A summary of the status of the Company’s options issued under the Company’s equity incentive plans is presented below. As of June 30, 2022 there is no intrinsic value in any of the Company's outstanding options as the market price of the Company's common stock is in all cases lower than the exercise price of options:

	June 30, 2022		June 30, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,721,074	$7.38	606,250	$9.67
Forfeited	(761,625)	6.81	-	-
Issued	172,500	5.50	175,000	11.22
Outstanding, end of period	1,131,949	$7.48	781,250	$10.02

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

Common Stock Options – Continued

Options outstanding and exercisable by price range as of June 30, 2022, were as follows:

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Range of Exercise Price	Number	Weighted Average Exercise Price
$4.00-4.99	53,324	9.29	$4.00-4.99	26,662	$4.48
5.00-5.99	713,000	9.39	5.00-5.99	310,125	5.50
8.00-8.99	9,375	2.83	8.00-8.99	6,252	8.80
9.00-9.99	25,000	3.13	9.00-9.99	25,000	9.60
11.00-11.99	162,500	8.48	11.00-11.99	68,750	11.20
12.00-12.99	168,750	2.64	12.00-12.99	146,875	12.80
	1,131,949	8.06		583,664	$8.17

Common Stock Warrants - Unregistered

A summary of the status of the Company’s unregistered warrants is presented below:

	June 30, 2022		June 30, 2021
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	2,553,635	$7.57	2,502,291	$7.67
Issued	-	-	226,426	5.64
Exercised	-	-	(139,099)	6.41
Cancelled	-	-	-	-
Expired	(28,591)	$6.45	(1,563)	7.20
Outstanding, end of period	2,525,044	$7.57	2,588,055	$7.56

Unregistered warrants outstanding and exercisable by price range as of June 30, 2022, were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$4.00-4.99	200,625	0.09	$4.00-4.99	200,625	$4.80
5.00-5.99	252,050	3.46	5.00-5.99	252,050	5.51
6.00-6.99	231,875	2.15	6.00-6.99	231,875	6.40
7.00-7.99	625	0.30	7.00-7.99	625	7.20
8.00-8.99	1,565,430	0.94	8.00-8.99	1,565,430	8.02
9.00-9.99	231,938	3.20	9.00-9.99	231,938	9.60
10.00-10.99	1,688	3.87	10.00-10.99	1,688	10.40
11.00-11.99	35,813	1.50	11.00-11.99	35,813	11.20
14.00-14.99	5,000	23.50	14.00-14.99	5,000	14.40
	2,525,044	1.45		2,525,044	$7.57

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

Common Stock Warrants - Registered

A summary of the status of the Company’s registered warrants is presented below:

	June 30, 2022		June 30, 2021
	Number of Registered Warrants	Weighted Average Exercise Price	Number of Registered Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	2,975,497	$5.50	-	$-
Issued	-	-	3,174,000	5.50
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,975,497	$5.50	3,174,000	$5.50

Registered warrants outstanding and exercisable by price range as of June 30, 2022, were as follows:

Outstanding Registered Warrants			Exercisable Registered Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$5.50	2,975,497	3.89	$5.50	2,975,497	5.50
	2,975,497	3.89		2,975,497	$5.50

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Former Executive Officers

Mr. Rice’s Transition Arrangement:

On January 7, 2021, the Company and Philip Rice, the Company’s former Chief Executive Officer, entered into a written agreement concerning Rice’s departure from the Company (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Rice resigned from his position as Chief Financial Officer of the Company effective on January 1, 2021, and following a transition period, agreed to resign from all positions as an officer or employee of the Company effective as of January 31, 2021 (the “Separation Date”). The Separation Agreement provides that Mr. Rice will receive certain benefits that he is entitled to receive under his employment agreement dated March 4, 2020. Accordingly, under the Separation Agreement, subject to non-revocation of a general release and waiver of claims in favor of the Company, the Company has agreed to pay Mr. Rice his base salary of $280,000 for one year and three weeks, beginning on the Separation Date, and grant him an option to purchase 12,500 shares of common stock. Pursuant to the Rice Agreement and the Separation Agreement, the Company paid to Mr. Rice on June 15, 2021, a $50,000 bonus that was tied to the successful June 2021 Offering. As of June 30, 2022, the Company has satisfied its responsibilities to Mr. Rice under the Transition Agreement.

Mr. Dahl’s Termination:

Effective January 4, 2022, the Company terminated Andrew Dahl, its President and Chief Executive Officer for cause pursuant to the terms of his employment agreement. Pursuant to such terms, the Company does not believe Mr. Dahl is entitled to any severance payments.

NOTE 8 - COMMITMENTS AND CONTINGENCIES - Continued

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”). In May 2019, the Company issued a warrant to purchase 62,500 shares of common stock at an exercise price of $8.00 for a term of five years to the Consultant. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34%. In October 2019, 25,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand and five hundred (237,500) shares of the Company’s common stock at an exercise price of $8.00 per share. On November 24, 2020, the parties entered into a Second Amendment to the Supply Chain Consulting Agreement whereby the issuance to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand five hundred (237,500) shares of the Company’s common stock was reduced to one hundred sixty-two thousand five hundred (162,500) shares of the Company’s common stock, and a cashless warrant with a five-year term to purchase thirty-seven thousand five hundred (37,500) shares of the Company’s common stock was issued to a member of the Consultant. The warrants were valued at $386,348 using the Black Scholes pricing model relying on the following assumptions: volatility 148.83%; annual rate of dividends 0%; discount rate 0.39%. As of June 30, 2022, the Development Project has not closed, and the warrants have not yet been issued.

The Board of Directors has also authorized the Company to issue to Consultant a cashless warrant with a five-year term to purchase 12,500 shares of the Company’s common stock at an exercise price of $8.00 per share at its discretion. As of June 30, 2022, such warrant has not been issued.

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

On December 8, 2021, the Company sent a letter to the consultant that terminated the Supply Chain Consulting Agreement effective December 13, 2021.

NOTE 8 - COMMITMENTS AND CONTINGENCIES - Continued

Legal Contingencies

On April 13, 2022, AEGLE Partners, 2 LLC (“AEGLE”) initiated an arbitration in Michigan against the Company with the American Arbitration Association. AEGLE asserted claims related to a certain Supply Chain Consulting Agreement entered into between AEGLE and the Company in 2019 (as amended from time to time, the “Agreement”), and a disagreement between AEGLE and the Company regarding whether AEGLE is entitled to payment of certain fees and warrants pursuant to the Agreement. AEGLE’s complaint seeks, among other things, three times the payment of such alleged fees and warrants and recovery of AEGLE’s costs and expenses. The Company believes that the claims made by AEGLE in its complaint are without merit and intends to vigorously defend against them.

The Company may become a party to litigation in the normal course of business. In the opinion of management, other than the item above, there are no legal matters involving the Company that would have a material adverse effect upon the Company’s financial condition, results of operation or cash flows

NOTE 9 - INCOME TAX

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

Income tax expense for the three and six months ended June 30, 2022 and 2021 is based on the estimated annual effective tax rate. Based on the Company’s effective tax rate and full valuation allocation, tax expense is expected to be $0 for 2022.

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

Additional Indications

Pending additional funding, ZIVO may also pursue the following indications:

ZIVO Pipeline

Biotech:

•	Poultry Feed: ZIVO anticipates that following commercialization, our product candidate would be mixed directly into poultry feed at the feed mill and may be fed continuously from hatch to harvest, or at certain time periods in the grow cycle.

•	Bovine Mastitis: ZIVO is developing a treatment for bovine mastitis derived from its proprietary algal culture and the bioactive agents contained within.

•	Canine Joint Health: Studies have indicated the potential of a chondroprotective property when our lead compound fraction was introduced into ex vivo canine joint tissues.

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

Results of Operations for the three months ended June 30, 2022 and 2021

The following table summarizes ZIVO’s operating results for the periods indicated:

	Quarter ended June 30,
	2022	2021
Total revenue:	$-	$-
Costs and expenses:
Research and development	438,048	467,918
General and administrative	1,629,553	1,281,488
Total costs and expenses	2,067,601	1,749,406
Loss for operations	(2,067,601)	(1,249,406)
Other expense:
Other income (expense)	(4,238)	(96,242)
Total other income, net	(4,238)	(96,242)
Net loss	$(2,071,839)	$(1,845,648)

General and Administrative Expenses

General and administrative expenses were roughly $1,630,000 for the three months ended June 30, 2022, as compared to approximately $1,281,000 for the comparable prior period. The increase of approximately $350,000 in general and administrative expense during 2022 is due primarily to the following: $250,000 decrease in salary expenses, including a decrease in non-cash compensation of $140,000 and a salary compensation decrease of $210,000, partially offset by a bonus accrual of  $100,000; a $125,000 increase in corporate insurance, and an increase of $475,000 in legal and other professional fees.

Research and Development Expenses

For the three months ended June 30, 2022, ZIVO incurred roughly $440,000 in R&D expenses, as compared to roughly $470,000 for the comparable period in 2021. All of these expenses were associated with research relating to our biotech and agtech businesses. The Company incurred no expenses in either period relating to the Company’s Wellmetrix business. In the quarter ended June 30, 2022, the Company’s research and development spending included roughly $270,000 of amortization of deferred R&D obligations for the participation agreements; there was no amortization of deferred R&D in the prior year period. (See Note 6: Deferred R&D Obligations - Participation Agreements)

In the quarter ended June 30, 2022, excluding this amortization, the Company had gross R&D spending of approximately $708,000; a $240,000 increase in spending from the second quarter of 2021. Of these costs in second quarter 2022, $330,000 is for salary related cost, an increase of approximately $140,000 from the prior year. The increase is fully explained by higher stock related compensation costs. Third party research and development spending of $380,000 was about $100,000 higher than the prior year.

	Quarter ended June 30,	Quarter ended June 30,
	2022	2021
Labor and other internal expenses	$327,124	$186,500
External research expenses	381,161	281,418
Total gross R&D expenses	708,285	467,918
Less contra-expense for amortization of deferred R&D obligation – participation agreements	(270,237)	-
Research and development	$438,048	$467,918

Results of Operations for the six months ended June 30, 2022, and 2021

The following table summarizes ZIVO’s operating results for the periods indicated:

	Six Months ended June 30,
	2022	2021
Revenue:	$-	$-
Total revenue	-	-
Costs and expenses:
Research and development	1,117,821	1,114,670
General and administrative	2,976,295	2,718,310
Total costs and expenses	4,094,116	3,832,980
Operating loss	(4,094,116)	(3,832,980)
Other income (expense):
Interest income	-	-
Other income (expense)	(6,043)	(231,647)
Total other income, net	(6,043)	(231,647)
Net loss	$(4,100,159)	$(4,064,627)

General and Administrative Expenses

General and administrative expenses were $2,976,295 for the six months ended June 30, 2022, as compared to $2,718,310 for the comparable prior period. The increase of approximately $260,000 in general and administrative expense during 2022 is due primarily to the following: $1.1 million decrease in salary expense, including a decrease in non-cash compensation of $750,000, a salary compensation decrease of $380,000, and a bonus accrual increase of $85,000; the salary expense reductions were more than offset by a $200,000 increase in corporate insurance, and a $1.2 million increase in professional services.

Research and Development Expenses

For the six months ended June 30, 2022, ZIVO incurred roughly $1,118,000 in R&D expenses, as compared to roughly $1,115,000 for the comparable period in 2021. All of these expenses were associated with research relating to our biotech and agtech businesses. The Company incurred no expenses in either period relating to the Company’s Wellmetrix business. In the six months ended June 30, 2022, the Company’s research and development spending included roughly $407,000 of amortization of deferred R&D obligations for the participation agreements; there was no amortization of deferred R&D in the prior year period. (See Note 6: Deferred R&D Obligations - Participation Agreements)

In the six months ended June 30, 2022, excluding this amortization, the Company had gross R&D spending of approximately $1,525,000; a $410,000 increase in spending from the first quarter of 2021. Of these costs in the first half of 2022, roughly $808,000 is for salary related cost, an increase of approximately $255,000 from the prior year. The increase is fully explained by higher stock related compensation costs. Third party research and development spending of $717,000 was about $155,000 higher from the prior year.

	Six months ended June 30,	Six months ended June 30,
	2022	2021
Labor and other internal expenses	$808,034	$552,915
External research expenses	716,872	561,755
Total gross R&D expenses	1,524,906	1,114,670
Less contra-expense for amortization of deferred R&D obligation – participation agreements	(407,085)	-
Research and development	$1,117,821	$1,114,670

Capital Resources

As of June 30, 2022, ZIVO’s principal source of liquidity consisted of cash of $5.0 million. The Company expects to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses. The sources of cash to date have been limited proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans, with the terms of our most recent financings described below.

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

Statement of Cash Flows

Cash Flows from Operating Activities. During the six months ended June 30, 2022, our operating activities used $4.2 million in cash, an increase of cash used of roughly $1.1 million from the comparable prior period when the Company used approximately $3.1 million for operating activities. After adjusting the comparison periods net income for non-cash expenses including equity-based compensation and amortization of lease liabilities, the Company incurred roughly $730,000 of additional net loss than in the prior year period. In addition, for the six months ended June 30, 2022, the Company invested $330,000 more in prepaid expenses primarily for directors’ and officers’ insurance, $85,000  less in R&D obligations, and $310,000 related to changes to leases,  these increased uses of cash were offset by less reduction in accounts payable of $400,000.

Cash Flows from Investing Activities. During the six months ended June 30, 2022 and 2021, there were no investing activities.

Cash Flows from Financing Activities. During the six months ended June 30, 2022, our financing activities generated approximately $350,000, a decrease of approximately $13.5 million from the comparable prior period when the Company generated approximately $13.9 million from financing activities. In the six months ended June 30, 2022 the Company collected no cash from any equity or equity related transaction, compared to the same quarter in 2021 when the Company collected roughly $13.8 million from those transactions. The Company did, in the six months ended June 30, 2022, receive net proceeds of $350,000 from the establishment of a short-term loan, this represented a $285,000 increase in net loan proceeds from the six months ended June 30, 2021.

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

	Six months ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(4,167,376)	$(3,100,368)
Investing activities	-	-
Financing activities	349,222	13,865,770
Net increase (decrease) in Cash	$(3,818,154)	$10,765,402

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

As of June 30, 2022 and 2021, fair values of cash, prepaid, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. We elected to account for the convertible notes while they were outstanding on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of these convertible notes were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

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

Stock-Based Compensation

We account for share‑based compensation in accordance with the provisions of the ASC 718, Compensation - Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized at the grant‑date fair value. The Company records forfeitures when they occur. Share‑based compensation arrangements to non‑employees are accounted for in accordance with the applicable provisions of ASC 718.

Recent Accounting Pronouncements

See “Note 2 - Summary of Significant Accounting Policies” in this Report regarding the impact of certain recent accounting pronouncements on our financial statements.

Item 7. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 8. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on management’s review, with participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2022, the Company’s disclosure controls and procedures were not effective. Specifically, the Company did not maintain effective controls over the following:

Control Environment, Risk Assessment, and Monitoring

As previously disclosed under the section titled “Controls and Procedures” included under Part II, Item 9A of the Company’s Annual Report, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in internal control over financial reporting. The Chief Executive Officer and Chief Financial Officer concluded that such material weakness was also present as of June 30, 2022.

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

•

Management did not design and maintain effective controls over complex accounting areas and related disclosures including income tax and R&D arrangement accounting. Specifically, management did not identify controls over the review of the tax provision, including the valuation analysis relating to deferred tax assets, considerations for uncertain tax positions, the preparation of income tax footnote and required disclosures and selecting and applying accounting policies, proper review of the financial statements and the application of United States Generally Accepted Accounting Principles (“US GAAP”), relating to the accounting and classification of Deferred R&D obligations - participation agreements.

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

•

Continuing to hire qualified staff and outside resources to segregate key functions within our financial and information technology processes supporting our internal controls over financial reporting, including the hiring in December 2021 of a full time Accounting Manager;

•	Enhancing and expanding policies and procedures over the performance of user access reviews, change management, and the monitoring of segregation of duties;

32

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

•	Developing internal controls documentation, including comprehensive accounting policies and procedures over certain key financial processes and related disclosures; and

•	Drafting position papers for all complex, non-recurring transactions and engaging outside resources for complex accounting matters.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business.

See NOTE 8 - COMMITMENTS AND CONTINGENCIES – Legal Contingencies in this Quarterly Report for information regarding a dispute between the parties to the Supply Chain Consulting Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 11. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 22, 2011)

3.2	Certificate of Amendment to Articles of Incorporation dated October 16, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2014)

3.3	Certificate of Amendment effective May 28, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2021)

3.4	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 7, 2022)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.

Date: August 4, 2022	By:	/s/ John B. Payne
John B. Payne
Chief Executive Officer

	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer

