Form 10-Q
period 2022-09-30
Zivo Bioscience, Inc.
filed 2022-11-14
CIK 1101026

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 9,419,660 shares of common stock, $0.001 par value, outstanding at November 10, 2022.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash	$3,385,974	$8,901,875
Prepaid expenses	342,565	58,078
Total current assets	3,728,539	8,959,953

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS
Operating lease – right of use asset	210,759	27,225
Security deposit	32,058	3,000
Total other assets	242,817	30,225

TOTAL ASSETS	$3,971,356	$8,990,178

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable	$606,981	$654,333
Current portion of long-term operating lease	92,723	15,178
Convertible debentures payable	240,000	240,000
Deferred R&D obligations - participation agreements	579,880	1,106,320
Deferred R&D obligations - participation agreements related parties	193,432	369,037
Accrued interest	97,681	95,886
Accrued liabilities - payroll and directors fees	364,815	467,215
Note payable	139,689	-
Total Current Liabilities	2,315,201	2,947,969

LONG-TERM LIABILITIES:
Long-term operating lease, net of current portion	131,910	-
Total long-term liabilities	131,910	-

TOTAL LIABILITIES	2,447,111	2,947,969
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 150,000,000 shares authorized; 9,419,660 and 9,419,660 issued and outstanding at September 30, 2022 and December 31, 2021	9,420	9,420
Additional paid-in capital	114,678,559	113,092,025
Accumulated deficit	(113,163,734)	(107,059,236)
Total stockholders' equity	1,524,245	6,042,209
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,971,356	$8,990,178

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended September 30, 2022	For the Three Months ended September 30, 2021	For the Nine Months ended September 30, 2022	For the Nine Months ended September 30, 2021
REVENUES:
Service revenue	$-	$-	$-	$-
Total revenues	-	-	-	-

COSTS AND EXPENSES:
General and Administrative	1,396,989	1,264,102	4,373,285	3,970,112
Research and Development	603,105	409,013	1,720,925	1,410,577

Total costs and expenses	2,000,094	1,673,115	6,094,210	5,380,689

LOSS FROM OPERATIONS	(2,000,094)	(1,673,115)	(6,094,210)	(5,380,689)

OTHER INCOME / (EXPENSE):
Gain on forgiveness of debt	-	121,700	-	121,700
Interest expense	(4,245)	(209)	(10,288)	(43,253)
Interest expense - related parties	-	-	-	(188,603)
Total other expense	(4,245)	121,491	(10,288)	(110,156)

NET LOSS	$(2,004,339)	$(1,551,624)	$(6,104,498)	$(5,490,845)

BASIC AND DILUTED LOSS PER SHARE	$(0.21)	$(0.24)	$(0.65)	$(0.94)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,419,660	6,490,505	9,419,660	5,846,011

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	9,068,657	$9,069	$109,566,479	$(102,242,577)	$7,332,971

Issuance of warrants for services	-	-	224,206	-	224,206
Common stock issued on registered warrant exercise	198,503	198	1,091,569	-	1,091,767
Public offering of stock - overallotment	150,000	150	748,350	-	748,500
Underwriting and other expenses for public offering	-	-	(75,191)	-	(75,191)
Net loss for the three months ended September 30, 2021	-	-	-	(1,551,624)	(1,551,624)
Balance, September 30, 2021	9,417,160	$9,417	$111,555,413	$(103,794,201)	$7,770,629

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2022	9,419,660	$9,420	114,160,398	$(111,159,395)	$3,010,423
Employee and director equity based compensation	-	-	518,161	-	518,161
Net loss for the three months ended September 30, 2022	-	-	-	(2,004,339)	(2,004,339)
Balance, September 30, 2022	9,419,660	$9,420	$114,678,559	$(113,163,734)	$1,524,245

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	5,162,945	$5,163	$86,987,579	$(98,303,356)	$(11,310,614)
Issuance of warrants for services	-	-	1,443,788	-	1,443,788
Issuance of common stock for cash – related party	4,464	5	49,995	-	50,000
Issuance of common stock for cash	139,664	140	1,514,829	-	1,514,969
Issuance of warrants pursuant to the participation agreements		-	55,697	-	55,697
Common stock issued on cashless warrant exercise	54,361	54	(54)	-	-
Public offering issuance of stock and warrants	2,910,000	2,910	14,545,590	-	14,548,500
Fractional shares from split	(99)	-	-	-	-
Underwriting and other expenses for public offering	-	-	(1,697,829)	-	(1,697,829)
Warrants sold as part of the public offering	-	-	4,240		4,240
Common stock issued on registered warrant exercise	198,503	198	1,091,569	-	1,091,767
Common stock issued on conversion of 11% Convertible Debt and accrued interest	942,322	942	7,537,614	-	7,538,556
Stock issued for services	5,000	5	22,395	-	22,400
Net loss for the nine months ended September 30, 2021	-	-	-	(5,490,845)	(5,490,845)
Balance, September 30, 2021	9,417,160	$9,417	$111,555,413	$(103,794,201)	$7,770,629

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	9,419,660	$9,420	$113,092,025	$(107,059,236)	$6,042,209
Employee and director equity-based compensation	-	-	1,586,534	-	1,586,534
Net loss for the nine months ended September 30, 2022	-	-	-	(6,104,498)	(6,104,498)
Balance, September 30, 2022	9,419,660	$9,420	$114,678,559	$(113,163,734)	$1,524,245

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash Flows for Operating Activities:
Net loss	$(6,104,498)	$(5,490,845)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash lease expense	58,159	16,257
Gain on forgiveness of debt	-	(121,700)
Amortization of deferred R&D obligations participation agreements	(702,045)	(350,099)
Employee and director equity-based compensation expense	1,586,534	1,466,188
Changes in assets and liabilities:
Prepaid expenses	(284,487)	(102,132)
Accounts payable	(47,352)	(830,812)
Lease liabilities	(32,238)	(19,886)
Security deposits	(29,058)	-
Advanced payments for R&D obligations - participation agreements	-	85,303
Accrued liabilities	(100,605)	445,919
Net cash (used in) operating activities	(5,655,590)	(4,901,809)

Cash Flows from Investing Activities:
Net cash from by investing activities	$-	$-

Cash Flow from Financing Activities:
Proceeds of notes payable, other	628,600	190,500
Payments of notes payable, other	(488,911)	(190,500)
Proceeds from public sale of common stock and warrants	-	14,552,739
Proceeds from exercise of registered warrants	-	1,091,767
Expenses related to the public offering	-	(1,697,828)
Proceeds from sale of common stock warrants – participation agreements	-	55,697
Proceeds from sale of common stock – related party	-	50,000
Proceeds from sales of common stock	-	1,514,970
Net cash provided by financing activities	139,689	15,567,345

Increase/(Decrease) in Cash	(5,515,901)	10,665,536
Cash at Beginning of Period	8,901,875	137,862
Cash at End of Period	$3,385,974	$10,803,398

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$8,493	$3,084
Income Taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED) (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2022:

During the nine months ended September 30, 2022, the Company had no non-cash investing or financing transactions.

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

On June 2, 2021, pursuant to the terms of several Debt Extension and Conversion Agreements with holders of our 11% convertible debt, a total of $7,538,557 comprised of outstanding principal of $4,940,342 and interest of $2,598,215 our convertible notes were automatically converted into 942,322 shares of common stock at $8.00 per share. See Note 6 – Debt for additional information.

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

Going Concern

The Company has incurred net losses since inception, experienced negative cash flows from operations for the quarter ended September 30, 2022 and has an accumulated deficit of $113,163,734. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

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

NOTE 2 - REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Management identified errors made in its historical financial statements related to the valuation and expense of equity-based compensation for management and members of the Company’s board of directors.  The Company accounts for stock-based compensation in accordance with ASC 718. Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. At the date of grant, the Company determines the fair value of the stock option award using the Black Scholes option pricing model.

The Company made errors in the application of the Black Scholes option valuation model by applying an inappropriate methodology in determining the expected term of granted options. Based on the limited history relating to exercises of options, the Company determined that the expected life of an option grant should be calculated using the simplified method. After recalculating the valuations and reviewing the periodic reported expense for all the options issued as equity-based compensation, the Company concluded that, in aggregate, it had overstated the equity-based compensation. In accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements; the Company evaluated the error quantitatively and qualitatively and has determined that the related impact was not material to any previously presented financial statements. As such the Company corrected the error in the consolidated financial statements for the years ended December 31, 2020 and 2021, and the condensed consolidated financial statements for the three month period ended March 31, 2021, the three month and six month periods ended June 30, 2021, and the three month and nine month period ended September 30, 2021.

The impact of the revision on the Company’s previously released financial statements that are reference in this form 10Q are reflected in the following tables. The adjustment below include immaterial footing corrections in certain previously reported balances.

CONSOLIDATED BALANCE SHEET as of December 31, 2020
	As Previously
	Reported	Adjustment	As Revised
Additional paid-in capital	$87,747,898	$(760,319)	$86,987,579
Accumulated deficit	(99,063,675)	760,319	(98,303,356)

CONSOLIDATED STATEMENT OF OPERATIONS for the Year Ending December 31, 2020
	As Previously
	Reported	Adjustment	As Revised
General and Administrative	$4,820,762	$(57,086)	$4,763,676
Research and Development	3,754,913	(494,141)	3,260,772
Total costs and expenses	8,575,675	(551,227)	8,024,448
LOSS FROM OPERATIONS	(8,575,675)	551,227	(8,024,448)
NET LOSS	(9,105,729)	551,227	(8,554,502)
BASIC AND DILUTED LOSS PER SHARE	$(1.79)	$0.11	$(1.68)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) for the Year Ended December 31, 2020
	As Previously
	Reported	Adjustment	As Revised
Balance, December 30, 2019 – Additional Paid in Capital	$81,614,504	$(209,091)	$81,405,413
Balance, December 30, 2019 – Accumulated Deficit	(89,957,946)	209,091	(89,748,855)
Employee and director equity-based compensation – Additional Paid in Capital	2,302,044	(551,227)	1,750,817
Employee and director equity-based compensation - Total	2,302,044	(551,227)	1,750,817
Net loss for the year ended December 31, 2020 – Accumulated Deficit	(9,105,729)	551,227	(8,554,502)
Net loss for the year ended December 31, 2020 - Total	(9,105,729)	551,227	(8,554,502)
Balance, December 31, 2020 – Additional Paid in Capital	87,747,898	(760,319)	86,987,579
Balance, December 31, 2020 - Accumulated Deficit	(99,063,675)	760,319	(98,303,356)

CONSOLIDATED STATEMENT OF CASH FLOWS for the Year Ended December 31, 2020
	As Previously
	Reported	Adjustment	As Revised
Net Loss	$(9,105,729)	$551,227	$(8,554,502)
Employee and director equity-based compensations	2,302,044	(551,227)	1,750,817

CONDENSED CONSOLIDATED BALANCE SHEET as of March 31, 2021
	As Previously
	Reported	Adjustment	As Revised
Additional paid-in capital	$89,437,765	$(837,250)	$88,600,515
Accumulated deficit	(101,282,654)	837,250	(100,445,404)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS for the Three Months Ended March 31, 2021
	As Previously
	Reported	Adjustment	As Revised
General and Administrative	$1,436,822	$(13,272)	$1,423,550
Research and Development	646,752	(63,659)	583,093
Total costs and expenses	2,083,574	(76,931)	2,006,643
LOSS FROM OPERATIONS	(2,083,574)	76,931	(2,006,643)
NET LOSS	(2,218,978)	76,931	(2,142,047)
BASIC AND DILUTED LOSS PER SHARE	$(0.43)	$0.02	$(0.41)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) for the Three Months Ended March 31, 2021
	As Previously
	Reported	Adjustment	As Revised
Balance, December 30, 2020 – Additional Paid in Capital	$87,747,898	$(760,319)	$86,987,579
Balance, December 30, 2020 – Accumulated Deficit	(99,063,675)	760,319	(98,303,356)
Issuance of warrants for services – Additional Paid in Capital	975,024	(76,931)	898,093
Issuance of warrants for services - Total	975,024	(76,931)	898,093
Net loss for the three months ended March 31, 2021 – Accumulated Deficit	(2,218,978)	76,931	(2,142,047)
Net loss for the three months ended March 31, 2021 - Total	(2,218,978)	76,931	(2,142,047)
Balance, March 31, 2021 – Additional Paid in Capital	89,437,765	(837,250)	88,600,515
Balance, March 31, 2021 - Accumulated Deficit	(101,282,654)	837,250	(100,445,404)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS for the Three Months Ended March 31, 2021
	As Previously
	Reported	Adjustment	As Revised
Net Loss	$(2,218,978)	$76,931	$(2,142,047)
Employee and director equity-based compensation expense	975,024	(76,931)	898,093

CONDENSED CONSOLIDATED BALANCE SHEET as of June 30, 2021
	As Previously
	Reported	Adjustment	As Revised
Additional paid-in capital	$110,452,205	$(885,726)	$109,566,479
Accumulated deficit	(103,128,302)	885,725	(102,242,577)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS for the Three Months Ended June 30, 2021
	As Previously
	Reported	Adjustment	As Revised
General and Administrative	$1,281,488	$972	$1,282,460
Research and Development	467,918	(49,447)	418,471
Total costs and expenses	1,749,406	(48,475)	1,700,931
LOSS FROM OPERATIONS	(1,749,406)	48,475	(1,700,931)
NET LOSS	(1,845,648)	48,475	(1,797,173)
BASIC AND DILUTED LOSS PER SHARE	$(0.28)	$0.00	$(0.28)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS for the Six Months Ended June 30, 2021
	As Previously
	Reported	Adjustment	As Revised
General and Administrative	$2,718,310	$(12,300)	$2,706,010
Research and Development	1,114,670	(113,106)	1,001,564
Total costs and expenses	3,832,980	(125,406)	3,707,574
LOSS FROM OPERATIONS	(3,832,980)	125,406	(3,707,574)
NET LOSS	(4,064,627)	125,406	(3,939,221)
BASIC AND DILUTED LOSS PER SHARE	$(0.70)	$0.03	$(0.67)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) for the Three Months Ended June 30, 2021
	As Previously
	Reported	Adjustment	As Revised
Balance, March 31, 2021 – Additional Paid in Capital	$89,437,765	$(837,250)	$88,600,515
Balance, March 31, 2021 – Accumulated Deficit	(101,282,654)	837,250	(100,445,404)
Issuance of warrants for services – Additional Paid in Capital	369,965	(48,475)	321,490
Issuance of warrants for services - Total	369,965	(48,475)	321,490
Net loss for the three months ended June 30, 2021 – Accumulated Deficit	(1,845,648)	48,475	(1,797,173)
Net loss for the three months ended June 30, 2021 - Total	(1,845,648)	48,475	(1,797,173)
Balance, June 30, 2021 – Additional Paid in Capital	110,452,205	(885,726)	109,566,479
Balance, June 30, 2021 - Accumulated Deficit	(103,128,302)	885,725	(102,242,577)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) for the Six Months Ended June 30, 2021
	As Previously
	Reported	Adjustment	As Revised
Balance, December 31, 2020 – Additional Paid in Capital	$87,747,898	$(760,319)	$86,987,579
Balance, December 31, 2020 – Accumulated Deficit	(99,063,675)	760,319	(98,303,356)
Issuance of warrants for services – Additional Paid in Capital	1,344,989	(125,406)	1,219,583
Issuance of warrants for services - Total	1,344,989	(125,406)	1,219,583
Net loss for the six months ended June 30, 2021 – Accumulated Deficit	(4,064,627)	125,406	(3,939,221)
Net loss for the six months ended June 30, 2021 - Total	(4,064,627)	125,406	(3,939,221)
Balance, June 30, 2021 – Additional Paid in Capital	110,452,205	(885,726)	109,566,479
Balance, June 30, 2021 - Accumulated Deficit	(103,128,302)	885,725	(102,242,577)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS for the Six Months Ended June 30, 2021
	As Previously
	Reported	Adjustment	As Revised
Net Loss	$(4,064,627)	$125,406	$(3,939,221)
Employee and director equity-based compensation expense	1,367,389	(125,406)	1,241,983

CONDENSED CONSOLIDATED BALANCE SHEET as of September 30, 2021
	As Previously
	Reported	Adjustment	As Revised
Additional paid-in capital	$112,473,855	$(918,442)	$111,555,413
Accumulated deficit	(104,712,643)	918,442	(103,794,201)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS for the Three Months Ended September 30, 2021
	As Previously
	Reported	Adjustment	As Revised
General and Administrative	$1,263,490	$612	$1,264,102
Research and Development	442,340	(33,327)	409,013
Total costs and expenses	1,705,830	(32,715)	1,673,115
LOSS FROM OPERATIONS	(1,705,830)	32,715	(1,673,115)
NET LOSS	(1,584,339)	32,715	(1,551,624)
BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.07)	$(0.24)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the Nine Months Ended September 30, 2021
	As Previously
	Reported	Adjustment	As Revised
General and Administrative	$3,981,801	$(11,689)	$3,970,112
Research and Development	1,557,010	(146,433)	1,410,577
Total costs and expenses	5,538,811	(158,122)	5,380,689
LOSS FROM OPERATIONS	(5,538,811)	158,122	(5,380,689)
NET LOSS	(5,648,968)	158,123	(5,490,845)
BASIC AND DILUTED LOSS PER SHARE	$(0.81)	$(0.13)	$(0.94)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) for the Three Months Ended September 30, 2021
	As Previously
	Reported	Adjustment	As Revised
Balance, June 30, 2021 – Additional Paid in Capital	$110,452,205	$(885,726)	$109,566,479
Balance, June 30, 2021 – Accumulated Deficit	(103,128,302)	885,725	(102,242,577)
Issuance of warrants for services – Additional Paid in Capital	256,920	(32,714)	224,206
Issuance of warrants for services - Total	256,920	(32,714)	224,206
Net loss for the three months ended September 30, 2021 – Accumulated Deficit	(1,584,339)	32,715	(1,551,624)
Net loss for the three months ended September 30, 2021 - Total	(1,584,339)	32,715	(1,551,624)
Balance, September 30, 2021 – Additional Paid in Capital	112,473,855	(918,442)	111,555,413
Balance, September 30, 2021 - Accumulated Deficit	(104,712,643)	918,442	(103,794,201)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) for the Nine Months Ended September 30, 2021
	As Previously
	Reported	Adjustment	As Revised
Balance, December 30, 2020 – Additional Paid in Capital	$87,747,898	$(760,319)	$86,987,579
Balance, December 30, 2020 – Accumulated Deficit	(99,063,675)	760,319	(98,303,356)
Issuance of warrants for services – Additional Paid in Capital	1,601,909	(158,121)	1,443,788
Issuance of warrants for services - Total	1,601,909	(158,121)	1,443,788
Net loss for the nine months ended September 30, 2021 – Accumulated Deficit	(5,648,968)	158,123	(5,490,845)
Net loss for the nine months ended September 30, 2021 - Total	(5,648,968)	158,123	(5,490,845)
Balance, September 30, 2021 – Additional Paid in Capital	112,473,855	(918,442)	111,555,413
Balance, September 30, 2021 - Accumulated Deficit	(104,712,643)	918,442	(103,794,201)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS for the Nine Months Ended of September 30, 2021
	As Previously
	Reported	Adjustment	As Revised
Net Loss	$(5,648,968)	$158,123	$(5,490,845)
Employee and director equity-based compensation expense	1,624,309	(158,121)	1,466,188

CONSOLIDATED BALANCE SHEET as of December 31, 2021
	As Previously
	Reported	Adjustment	As Revised
Additional paid-in capital	$114,259,830	$(1,167,805)	$113,092,025
Accumulated deficit	$(108,227,041)	$1,167,805	$(107,059,236)

CONSOLIDATED STATEMENT OF OPERATIONS for the Year Ended December 31, 2021
	As Previously
	Reported	Adjustment	As Revised
General and Administrative	$6,932,921	$(238,302)	$6,694,619
Research and Development	2,119,684	(169,184)	1,950,500
Total costs and expenses	9,052,605	(407,486)	8,645,119
LOSS FROM OPERATIONS	(9,052,605)	407,486	(8,645,119)
NET LOSS	(9,163,366)	407,485	(8,755,881)
BASIC AND DILUTED LOSS PER SHARE	$(1.20)	$0.05	$(1.15)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) for the Year Ended December 31, 2021
	As Previously
	Reported	Adjustment	As Revised
Balance, December 30, 2020 – Additional Paid in Capital	$87,747,898	$(760,319)	$86,987,579
Balance, December 30, 2020 – Accumulated Deficit	(99,063,675)	760,319	(98,303,356)
Employee and director equity-based compensation – Additional Paid in Capital	3,377,512	(407,485)	2,970,027
Employee and director equity-based compensation - Total	3,377,512	(407,485)	2,970,027
Net loss for the year ended December 31, 2021 – Accumulated Deficit	(9,163,366)	407,485	(8,755,881)
Net loss for the year ended December 31, 2021 - Total	(9,163,366)	407,485	(8,755,881)
Balance, December 31, 2021 – Additional Paid in Capital	114,259,830	(1,167,805)	113,092,025
Balance, December 31, 2021 - Accumulated Deficit	(108,227,041)	1,167,805	(107,059,236)

CONSOLIDATED STATEMENT OF CASH FLOWS for the Year Ended December 31, 2021
	As Previously
	Reported	Adjustment	As Revised
Net Loss	$(9,163,366)	$407,485	$(8,755,881)
Employee and director equity-based compensation	3,377,512	(407,485)	2,970,027

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly-owned subsidiaries, ZIVOLife LLC, Health Enhancement Corporation, HEPI Pharmaceuticals, Inc., Wellmetrix, LLC, Wellmetris, LLC, Zivo Bioscience, LLC, Zivo Biologic, Inc., and Zivo Zoologic, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash

Cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At September 30, 2022, the Company did not have any cash equivalents.

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

ROU assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2022.

Lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date and or extension date. Because the Company’s lease does not provide an implicit rate of return, the Company used its incremental borrowing rate in determining the present value of lease payments.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. The Company’s R&D costs, including internal expenses, consist of clinical study expenses as it relates to the biotech business and the development and growing of algae as it relates to the agtech business. These costs consist of fees, charges, and related expenses incurred in the conduct business with Company development by independent outside contractors. External clinical studies expenses were $1,123,454 and $1,065,293 for the nine months ended September 30, 2022 and September 30, 2021, respectively. Internal expenses, composed of staff salaries and travel expense were $1,299,517 and $841,816 for the nine months ended September 30, 2022 and 2021, respectively. These costs were offset by the amortization of the R&D obligation of $702,045 and $350,099 for the nine months ended September 30, 2022 and September 30, 2021, respectively (see “Note 7 - Deferred R&D Obligations - Participation Agreements”).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at September 30, 2022 and December 31, 2021 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

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

During the three months ended September 30, 2022, 220,391 options were granted to employees, consultants, or directors of the Company.  No options were granted in the three months ended September 30, 2021.  The Company recorded compensation expense for these grants and previous grants in the amount of $518,161 and $224,206 for the three months ended September 30, 2022 and September 31, 2021, respectively.  During the nine months ended September 30, 2022 and 2021, 392,891 and 175,000 stock options were granted to employees of the Company, respectively. As a result of these grants and previous grants, the Company recorded compensation expense of $1,586,534 and $1,443,788 for the nine months ended September 30, 2022 and September 31, 2021, respectively.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2022	2021
Expected volatility	120.99% to 130.18%	132.32% to 143.97%
Expected dividends	0%	0%
Expected term	5.31 to 5.75 years	5 to 5.87 years
Risk free rate	1.88% to 3.25%	0.48% to 1.34%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility, the risk free rate, and the result of the simplified method used to determine the expected term.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income (Loss) Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of shares of common stock outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of options and warrants and conversions of debentures. Potentially dilutive securities as of September 30, 2022, consisted of 53,427 shares of common stock underlying convertible debentures and related accrued interest and 6,509,129 shares of common stock underlying outstanding options and warrants. Potentially dilutive securities as of September 30, 2021 consisted of 52,957 shares of common stock underlying convertible debentures and related accrued interest and 6,322,385 shares of common stock underlying outstanding options and warrants. For the three and nine months ended September 30, 2022 and September 30, 2021, diluted and basic weighted average shares were the same, as potentially dilutive shares were anti-dilutive as of such dates.

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

Recently Enacted Accounting Standards

No new Accounting Standards were adopted during the quarter ended September 30, 2022.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021

Furniture and fixtures	$20,000	$20,000
Equipment	80,000	80,000
Total	100,000	100,000
Less accumulated depreciation and amortization	(100,000)	(100,000)
Property and equipment, net	$-	$-

There were no depreciation and amortization expenses for the three and nine months ended September 30, 2022 and 2021 respectively.

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:

Assets:	September 30, 2022	December 31, 2021
Operating lease right-of-use asset	$210,759	$27,225

Liabilities:
Current portion of long-term operating lease	$92,723	$15,178
Long-term operating lease, net of current portion	131,910	-
	$224,634	$15,178

The components of lease expense are as follows within our condensed consolidated statement of operations:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease expense	$27,479	$6,470	$74,770	$19,409

Other information related to leases where we are the lessee is as follows:

	For the	For the
	Nine months	Year ended
	September 30, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	2.19 Years	1.08 Years

Discount rate:
Operating leases	11.00%	11.00%

NOTE 5 – LEASES - Continued

Supplemental cash flow information related to leases where we are the lessee is as follows:

For the
Nine months
September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:	$48,849

As of September 30, 2022, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2022	$25,458
December 31, 2023	116,933
December 31, 2024	111,956
Total minimum lease payments	254,347
Less: Interest	29,714
Present value of lease obligations	224,633
Less: Current portion	92,723
Long-term portion of lease obligations	$131,910

NOTE 6 –DEBT

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

On June 2, 2021, in accordance with the Debt Extension and Conversion Agreement, all of the outstanding debt and accrued interest for the Convertible Notes was automatically converted into common stock of the Company. The principal amount of $4,090,342 and the accrued interest to June 2, 2021, of $2,161,845 totaled $6,252,187; this total amount was converted into 781,524 shares of common stock (calculated at $8.00 per share). As of September 30, 2022, the Company has no further remaining financial obligations to the HEP Investments under the terms of the Loan Agreement, the Convertible Note or the Registration Rights Agreement. Additionally, as of the conversion of the total outstanding principal and accrued interest balance, HEP Investments no longer retains a security interest in the Company’s intellectual property or other assets.

NOTE 6 –DEBT – Continued

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

On June 2, 2021, in accordance with the Debt Extension and Conversion Agreement between the remaining New Lenders and the Company, all of the remaining outstanding debt and accrued interest for the New Lenders Notes were automatically converted to common stock. The principal amount of $850,000 and the accrued interest to June 2, 2021, of $436,369 totaled $1,286,369; this total amount was converted into 160,798 shares of common stock at $8.00 per share. As of September 30, 2022, the Company has no further remaining financial obligations to the New Lenders under the terms of the New Lenders Notes. All security interests of the New Lenders in the Company’s assets have been terminated.

Other Debt

The Company’s 1% convertible debentures allow for rolling 30-day extensions until notice is given by the lender to the Company to the contrary. As of September 30, 2022, that agreement is still in place.

Convertible debt consists of the following:

	September 30, 2022	December 31, 2021
1% Convertible notes payable	$240,000	$240,000
Accrued interest	97,681	95,886
Total debt and accrued interest payable	337,681	335,886

NOTE 6 –DEBT – Continued

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

Short Term Loan

On February 21, 2022, the Company entered into a short-term, unsecured loan agreement to finance a portion of the Company’s directors’ and officers’ insurance premiums. The note in the amount of $628,600 carries a 4.15% annual percentage rate and will be paid down in nine equal payments of $71,058 beginning in March 2022. The principal balance at September 30, 2022 was $139,689.

NOTE 7 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS

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

According to the terms of the Participation Agreements, and pursuant to ASC 730-20-25 the Company has bifurcated the proceeds of $2,985,000 as follows: 1) the 106,315 warrants sold were attributed a value of $953,897 based on the Black Scholes pricing model using the following assumptions: volatilities ranging from 129.13% to 154.26%; annual rate of dividends 0%; discount rates ranging from 0.26% to 0.87%, and recorded as Additional Paid In Capital; 2) the remaining $2,031,103 was recorded as Deferred R&D Obligation - Participation Agreements. Since the Company believes there is an obligation to perform pursuant to ASC 730-20-25, the Deferred R&D Obligation will be amortized ratably based on expenses incurred as the Company develops the technology for bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures. In the three months ended September 30, 2022 and 2021, the Company recognized $294,961 and $350,099 as a contra R&D expense related to personnel and third-party expenses to develop the subject technology, respectively. For the three months ended September 30, 2022, $73,780 of this total contra R&D expense was attributed to deferred R&D obligations funded by a related party.  For the nine months ended September 30, 2022 and 2021, the Company recognized $702,045 and $350,099 as a contra R&D expense related to personnel and third-party expenses to develop the subject technology, respectively. For the nine months ended September 30, 2022, $175,606 of this total contra R&D expense was attributed to deferred R&D obligations funded by a related party.

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

NOTE 7 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS - Continued

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

Certain of the Participation Agreements are owned by related parties. Participation Agreements numbers 8, 14, and 19 totaling $265,000 in the aggregate are owned by HEP Investments, Participation Agreement 21 in the amount of $45,000 is owned by MKY MTS LLC, an entity controlled by the owners of HEP Investments, and Participation Agreement 13 in the amount of $500,000 is owned by an investment company owned by a significant shareholder Mark Strome.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

Stock Issuances

During the nine months ended September 30, 2021, the Company issued 139,664 shares for proceeds of $1,514,970, to private investors. In addition, during this same period, a related party purchased 4,464 shares of the Company’s common stock at $11.20 per share for proceeds of $50,000. The Company, on June 15, 2021, issued 5,000 shares of restricted common stock to CorProminence, LLC (d/b/a COREir) for services in accordance with the consulting agreement between COREir and the Company (See Note 9 – Commitment and Contingencies). The shares were valued at the market price on June 15, 2021, $4.48 per share for a total expense of $22,400

On June 2, 2021, the Company completed its planned public offering of common stock shares and common stock warrants. The Company issued 2,760,000 units at $5.00 (each unit consisting of one share of the Company’s common stock and one 5 year warrant with an exercise price of $5.50 per share) for gross proceeds of $13,804,240, and net proceeds of $12,181,602 after related underwriting and other costs of $1,622,638.

Stock Warrants Exercised

During the nine months ended September 30, 2021, warrants to purchase 139,100 shares of the Company’s common stock were exercised.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

In September 2021, two groups of the Company’s publicly traded warrants were exercised resulting in the Company issuing 198,503 shares of common stock. The exercise price of the warrants was $5.50 per share, resulting in gross cash proceeds to the Company of $1,091,767.

Sale of Common Stock Warrants

During the nine months ended September 30, 2021, and in connection with the Participation Agreements (see Note 7 - Deferred R&D Obligations - Participation Agreements), the Company sold warrants to purchase 5,626 shares of common stock for $55,697. The warrants were valued based on the Black Scholes pricing model relying on the following assumptions: volatility 129.13% to 140.20%; annual rate of dividends 0%; discount rate 0.41% to 0.87%.

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

Subject to adjustment as described in the 2021 Plan, the aggregate number of shares of common stock available for issuance under the 2021 Plan is initially set at 1,000,000 shares; this number is automatically increased each January 1st by an amount equal to 5% of the number of common stock shares outstanding at that date, resulting in an increase in available shares under the 2021 Plan at January 1, 2022 of 470,983. As of September 30, 2022, 984,215 options have been issued under the 2021 Plan, and 486,768 shares remained available for issuance.

2019 Omnibus Long-Term Incentive Plan

Prior to the adoption of the 2021 Equity Incentive Plan, the Company maintained a 2019 Omnibus Long-Term Incentive Plan (the “2019 Plan”). Following the approval by the shareholders of the 2021 Plan, no additional awards have been or will be made under the 2019 Plan. As of September 30, 2022, 781,250 stock options had been issued under the 2019 Plan with terms between 5 years and 10 years, of which 365,625 remained outstanding.

Common Stock Options

A summary of the status of the Company’s options issued under the Company’s equity incentive plans is presented below. As of September 30, 2022 there is no intrinsic value in any of the Company's outstanding options as the market price of the Company's common stock is in all cases lower than the exercise price of options:

	September 30, 2022		September 30, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,721,074	$7.38	606,250	$9.67
Forfeited	(842,250)	7.21	-	-
Issued	392,891	4.59	175,000	11.22
Outstanding, end of period	1,271,715	$6.63	781,250	$10.02

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

Common Stock Options – Continued

Options outstanding and exercisable by price range as of September 30, 2022, were as follows:

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Range of Exercise Price	Number	Weighted Average Exercise Price
$3.00-3.99	220,391	9.90	$3.00-3.99	43,000	$3.94
4.00-4.99	53,324	9.04	4.00-4.99	39,993	$4.48
5.00-5.99	713,000	9.14	5.00-5.99	306,062	5.50
8.00-8.99	9,375	2.79	8.00-8.99	7,813	8.80
9.00-9.99	25,000	2.88	9.00-9.99	25,000	9.60
11.00-11.99	162,500	6.80	11.00-11.99	84,375	11.20
12.00-12.99	168,750	2.39	12.00-12.99	146,875	12.80
	1,271,715	8.06		653,118	$7.91

Common Stock Warrants - Unregistered

A summary of the status of the Company’s unregistered warrants is presented below:

	September 30, 2022		September 30, 2021
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	2,553,635	$7.57	2,502,291	$7.67
Issued	-	-	226,426	5.64
Exercised	-	-	(139,099)	6.41
Cancelled	-	-	-	-
Expired	(291,718)	5.49	(23,980)	5.82
Outstanding, end of period	2,261,917	$7.84	2,565,638	$7.57

Unregistered warrants outstanding and exercisable by price range as of September 30, 2022, were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$5.00-5.99	220,800	3.67	$5.00-5.99	220,800	$5.50
6.00-6.99	231,875	1.90	6.00-6.99	231,875	6.40
7.00-7.99	625	0.05	7.00-7.99	625	7.20
8.00-8.99	1,534,178	0.70	8.00-8.99	1,534,178	8.02
9.00-9.99	231,938	2.94	9.00-9.99	231,938	9.60
10.00-10.99	1,688	3.62	10.00-10.99	1,688	10.40
11.00-11.99	35,813	1.25	11.00-11.99	35,813	11.20
14.00-14.99	5,000	2.24	14.00-14.99	5,000	14.40
	2,261,917	1.36		2,261,917	$7.57

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

Common Stock Warrants - Registered

A summary of the status of the Company’s registered warrants is presented below:

	September 30, 2022		September 30, 2021
	Number of Registered Warrants	Weighted Average Exercise Price	Number of Registered Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	2,975,497	$5.50	-	$-
Issued	-	-	3,174,000	5.50
Exercised	-	-	(198,503)	5.50
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,975,497	$5.50	2,975,497	$5.50

Registered warrants outstanding and exercisable by price range as of September 30, 2022, were as follows:

Outstanding Registered Warrants			Exercisable Registered Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$5.50	2,975,497	3.64	$5.50	2,975,497	$5.50
	2,975,497	3.64		2,975,497	$5.50

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Supply Chain Consulting Agreement

On February 27, 2019, the Company entered into a Supply Chain Consulting Agreement with a consultant (“Consultant”). In May 2019, the Company issued a warrant to purchase 62,500 shares of common stock at an exercise price of $8.00 for a term of five years to the Consultant. The warrants were valued at $529,023 using the Black Scholes pricing model relying on the following assumptions: volatility 181.49%; annual rate of dividends 0%; discount rate 2.34%. In October 2019, 25,000 of those warrants were returned to the Company resulting in a reduction in the value of $211,609. On September 14, 2019, the parties entered into a First Amendment to the Supply Chain Consulting Agreement (“Supply Consulting Agreement Amendment”). The Supply Consulting Agreement Amendment provides that the Consultant will identify and help negotiate the terms of potential joint ventures involving algae production development projects or related transactions or business combinations (“Development Project”). The Supply Consulting Agreement provides for exclusivity in Southeast Asia; Oceania; Indian subcontinent; and Africa; with regions in the Middle East by mutual agreement. The closing of a Development Project (as acceptable to the Company) is defined as the date that the Company is able, financially and otherwise, to proceed with engineering and construction of algae production facilities, processing or warehousing facilities and supply chain development, or related business combinations rendering an equivalent outcome (in the reasonable determination of the Company), for the production, processing, transport, compliance, marketing and resale of its proprietary algae biomass. Upon the closing of a Development Project, the Company will pay cash fees of $300,000 to Consultant, pay an on-going monthly fee of $50,000 for 24 months and issue to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand and five hundred (237,500) shares of the Company’s common stock at an exercise price of $8.00 per share. On November 24, 2020, the parties entered into a Second Amendment to the Supply Chain Consulting Agreement whereby the issuance to Consultant a cashless warrant with a five-year term to purchase two hundred thirty-seven thousand five hundred (237,500) shares of the Company’s common stock was reduced to one hundred sixty-two thousand five hundred (162,500) shares of the Company’s common stock, and a cashless warrant with a five-year term to purchase thirty-seven thousand five hundred (37,500) shares of the Company’s common stock was issued to a member of the Consultant. The warrants were valued at $386,348 using the Black Scholes pricing model relying on the following assumptions: volatility 148.83%; annual rate of dividends 0%; discount rate 0.39%. As of September 30, 2022, the Development Project has not closed, and the warrants have not yet been issued.

The Board of Directors has also authorized the Company to issue to Consultant a cashless warrant with a five-year term to purchase 12,500 shares of the Company’s common stock at an exercise price of $8.00 per share at its discretion. As of September 30, 2022, such warrant has not been issued.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES - Continued

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

The Company may become a party to litigation in the normal course of business. In the opinion of management, other than the item above, there are no legal matters involving the Company that would have a material adverse effect upon the Company’s financial condition, results of operation or cash flows

NOTE 10 - INCOME TAX

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

Income tax expense for the three and nine months ended September 30, 2022 and 2021 is based on the estimated annual effective tax rate. Based on the Company’s effective tax rate and full valuation allocation, tax expense is expected to be $0 for 2022.

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

our ability to raise the funds we need to continue our operations;

our goal to generate revenues and become profitable;

regulation of our product;

market acceptance of our product and derivatives thereof;

the results of current and future testing of our product;

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

Overview:

We are a research and development company operating in both the biotech and agtech sectors, with an intellectual property portfolio comprised of proprietary algal and bacterial strains, biologically active molecules and complexes, production techniques, cultivation techniques and patented or patent-pending inventions for applications in human and animal health. Overall, our efforts are centered around two value-creating initiatives; the first being the identification of bioactive extracts or novel bioactive molecules from our proprietary algal culture to treat various diseases, and second, the utilization of our proprietary algal culture in its whole form as a food product to leverage its nutritional value.

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

Review of isolated active materials derived from our proprietary algal culture and their potential treatment applications led us to identify a product candidate for treating coccidiosis in broiler chickens as the best option for most rapidly generating significant revenue because coccidiosis is a global poultry industry issue, and because the clinical testing cycle for chickens is shorter than for other species. Most of the global animal health companies have products for the coccidiosis market; however, they are mostly antibiotic- or ionophore-based with essentially no new technology having been introduced in the last 60 years.

The Company recently announced receipt of a letter from the USDA’s Center for Veterinary Biologics (CVB) affirming that the agency has claimed jurisdiction for reviewing our immune-modulating biologic for treating coccidiosis in broiler chickens. This important jurisdictional announcement de-risks our regulatory path and opens the door to further discussions with the CVB on the final product development plan, regulatory strategy, and data requirements for licensure.

Pending additional funding, ZIVO may pursue the following opportunities in the Biotech area:

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

Agtech – ZIVO’s Algal Biomass

ZIVO’s algal biomass is currently produced in Peru. ZIVO’s algal biomass contains Vitamin A, protein, iron, important fatty acids, non-starch polysaccharides and other micronutrients that position the product as a viable functional food ingredient and nutritional enhancement for human and animal use and as a viable functional ingredient for skin care products.

Through our direction and technology, a site in Peru has been successful in consistently producing our proprietary algae. Our team has been working toward building commercial-scale algae ponds using a ZIVO proprietary design, and we are in the middle of a project to grow our algae in a penultimate scale pond. Once we are successful at this scale, we plan, in the first quarter of 2023, to invest in full commercial-scale ponds and product processing equipment.

The Company currently has contracts for the sale of its algal biomass, however, no sales have been made pursuant to these contracts at this time and we don’t expect any sales to be made until we expand production of our algal biomass.

Pending additional funding, ZIVO may also pursue the following Agtech opportunities:

Human Food Ingredient: ZIVO algal biomass was GRAS affirmed in late 2018 and is therefore available and suitable for human consumption as an ingredient in foods and beverages.

Skin Health: ZIVO is developing its algal biomass as a skin health ingredient, with topical skin product testing started in the third quarter of 2020.

Results of Operations for the three months ended September 30, 2022 and 2021

The following table summarizes ZIVO’s operating results for the periods indicated:

	Quarter ended September 30,
	2022	2021
Total revenue:	$-	$-
Costs and expenses:
General and administrative	1,396,989	1,264,102
Research and development	603,105	409,013
Total costs and expenses	2,000,094	1,673,115
Loss for operations	(2,000,094)	(1,673,115)
Total other income, net	(4,245)	121,491
Net loss	$(2,004,339)	$(1,551,624)

General and Administrative Expenses

General and administrative expenses were roughly $1.4 million for the three months ended September 30, 2022, as compared to approximately $1.3 million for the comparable prior period. The increase of approximately $100,000 in general and administrative expense during 2022 is due primarily to the following: $20,000 decrease in total salary expenses (including a decrease in cash compensation of $30,000, and lower bonus accrual of $100,000, partially offset by a non-cash compensation increase of $105,000) and a decrease in consultant expenses of $50,000 more than offset by a $130,000 increase in corporate insurance, and an increase of $230,000 in directors fees ($50,000 increase in cash fees, and $180,000 increase in non-cash fees).

Research and Development Expenses

For the three months ended September 30, 2022, ZIVO incurred roughly $600,000 in R&D expenses, as compared to roughly $400,000 for the comparable period in 2021. All of these expenses were associated with research relating for our biotech and agtech businesses. The Company incurred no expenses in either period relating to the Company’s Wellmetrix business. In the quarter ended September 30, 2022, the Company’s research and development spending included roughly $290,000 of amortization of deferred R&D obligations for the participation agreements; there was no amortization of deferred R&D in the prior year period. (See Note 7: Deferred R&D Obligations - Participation Agreements)

In the quarter ended September 30, 2022, excluding this amortization, the Company had gross R&D spending of approximately $900,000; a $110,000 increase in spending from the third quarter of 2021. Of these costs in third quarter 2022, $410,000 is for salary related cost, an increase of approximately $140,000 from the prior year. The increase is fully explained by higher stock related compensation costs. Third party research and development spending of $480,000 was about $30,000 lower than the prior year period.

	Quarter ended September 30,	Quarter ended September 30,
	2022	2021
Labor and other internal expenses	$413,505	$242,703
External research expenses	484,561	516,409
Total gross R&D expenses	898,066	759,112
Less contra-expense for amortization of deferred R&D obligation – participation agreements	(294,961)	(350,099)
Research and development	$603,105	$409,013

Results of Operations for the nine months ended September 30, 2022, and 2021

The following table summarizes ZIVO’s operating results for the periods indicated:

	Nine Months ended September 30,
	2022	2021
Revenue:	$-	$-
Total revenue	-	-
Costs and expenses:
Cost of goods sold	-	-
General and administrative	4,373,285	3,970,112
Research and development	1,720,925	1,410,577
Total costs and expenses	6,094,210	5,380,689
Operating loss	(6,094,210)	(5,380,689)
Total other income, net	(10,288)	(110,156)
Net loss	$(6,104,498)	$(5,490,845)

General and Administrative Expenses

General and administrative expenses were roughly $4.4 million for the nine months ended September 30, 2022, as compared to $4.0 million for the comparable prior period. The increase of approximately $400,000 in general and administrative expense during 2022 is due primarily to the following: $1.2 million decrease in salary expense, including a decrease in non-cash compensation of $900,000, a salary compensation decrease of $640,000, and a bonus accrual increase of $90,000; the salary expense reductions were more than offset by a $330,000 increase in corporate insurance costs, and a $1.3 million increase in professional services.

Research and Development Expenses

For the nine months ended September 30, 2022, ZIVO incurred roughly $1.7 million in R&D expenses, as compared to roughly $1.4 million for the comparable period in 2021. All of these expenses were associated with research relating to our biotech and agtech businesses. The Company incurred no expenses in either period relating to the Company’s Wellmetrix business. In the nine months ended September 30, 2022, the Company’s research and development spending included roughly $700,000 of amortization of deferred R&D obligations for the participation agreements; there was no amortization of deferred R&D in the prior year period. (See Note 7: Deferred R&D Obligations - Participation Agreements)

In the nine months ended September 30, 2022, excluding this amortization, the Company had gross R&D spending of approximately $2.4 million; a roughly $600,000 increase in spending from the first nine months of 2021. Of these costs in the first nine months of 2022, roughly $1.2 million is for salary related cost, an increase of approximately $500,000 from the prior year. The increase is fully explained by higher stock related compensation costs. Third party research and development spending of roughly $1.2 million was about $120,000 higher from the prior year periods.

	Nine months ended September 30,	Nine months ended September 30,
	2022	2021
Labor and other internal expenses	$1,221,539	$682,512
External research expenses	1,201,431	1,078,164
Total gross R&D expenses	2,422,970	1,760,676
Less contra-expense for amortization of deferred R&D obligation – participation agreements	(702,045)	(350,099)
Research and development	$1,720,925	$1,410,577

Capital Resources

As of September 30, 2022, ZIVO’s principal source of liquidity consisted of cash of $3.4 million. The Company expects to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses. The sources of cash to date have been limited proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans, with the terms of our most recent financings described below.

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

Statement of Cash Flows

Cash Flows from Operating Activities. During the nine months ended September 30, 2022, our operating activities used $5.7 million in cash, an increase of cash used of roughly $800,000 from the comparable prior period during which the Company used approximately $4.9 million for operating activities. After adjusting the comparison periods net income for non-cash expenses including equity-based compensation and amortization of lease liabilities, the Company incurred roughly $710,000 of additional net loss than in the prior year period. In addition, for the nine months ended September 30, 2022, the Company invested $180,000 more in prepaid expenses primarily for directors’ and officers’ insurance, $85,000 less in R&D obligations, and $365,000 related to changes to accrued and other liabilities, these increased uses of cash were offset by a reduction in accounts payable of $540,000.

Cash Flows from Investing Activities. During the nine months ended September 30, 2022 and 2021, there were no investing activities.

Cash Flows from Financing Activities. During the nine months ended September 30, 2022, our financing activities generated approximately $140,000, a decrease of approximately $15.5 million from the comparable prior period when the Company generated approximately $15.6 million from financing activities. In the nine months ended September 30, 2022 the Company collected no cash from any equity or equity related transaction, compared to the same quarter in 2021 when the Company collected approximately $15.6 million from those transactions. The Company did, in the nine months ended September 30, 2022, receive net proceeds of $140,000 from the establishment of a short-term loan, which represented a $140,000 increase in net loan proceeds from the nine months ended September 30, 2021.

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

	Nine months ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(5,655,590)	$(4,901,809)
Investing activities	-	-
Financing activities	139,689	15,567,345
Net increase (decrease) in cash	$(5,515,901)	$10,665,536

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

As of September 30, 2022 and 2021, fair values of cash, prepaid, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. We elected to account for the convertible notes while they were outstanding on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of these convertible notes were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

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

Recent Accounting Pronouncements

See “Note 3 - Summary of Significant Accounting Policies” in this Report regarding the impact of certain recent accounting pronouncements on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Based on management’s review, with participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2022, the Company’s disclosure controls and procedures were not effective. Specifically, the Company did not maintain effective controls over the following:

Control Environment, Risk Assessment, and Monitoring

As previously disclosed under the section titled “Controls and Procedures” included under Part II, Item 9A of the Company’s Annual Report, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in internal control over financial reporting. The Chief Executive Officer and Chief Financial Officer concluded that such material weakness was also present as of September 30, 2022.

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

•

Management did not design and maintain effective controls over complex accounting areas and related disclosures including income tax, accounting for equity-based compensation, and R&D arrangement accounting. Specifically, management did not identify controls over the review of the tax provision, including the valuation analysis relating to deferred tax assets, considerations for uncertain tax positions, the preparation of income tax footnote and required disclosures and selecting and applying accounting policies, proper review of the financial statements and the application of United States Generally Accepted Accounting Principles (“US GAAP”), relating to the accounting and classification of Deferred R&D obligations - participation agreements. In addition to what was previously reported, management did not design and maintain effective controls over the review of the valuation of equity-based compensation under its employee compensation plans, including the determination of the expected term of the option grants, which led to misstatements in the consolidated financial statements as discussed in Note 2.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business.

See NOTE 9 - COMMITMENTS AND CONTINGENCIES – Legal Contingencies in this Quarterly Report for information regarding a dispute between the parties to the Supply Chain Consulting Agreement.

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

ZIVO BIOSCIENCE, INC.

Date: November 14, 2022	By:	/s/ John B. Payne
John B. Payne
Chief Executive Officer

	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer

