Form 10-Q
period 2023-03-31
Zivo Bioscience, Inc.
filed 2023-05-10
CIK 1101026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

______________________________

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

At May 8, 2023, there were 9,419,660 issued and outstanding shares of Common Stock of the registrant.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS:
Cash	$208,601	$1,799,263
Prepaid expenses	719,613	102,416
Total current assets	928,214	1,901,679
PROPERTY AND EQUIPMENT, NET	-	-
OTHER ASSETS:
Operating lease - right of use asset	167,692	189,282
Security deposit	32,058	32,058
Total other assets	199,750	221,340
TOTAL ASSETS	$1,127,964	$2,123,019

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
CURRENT LIABILITIES:
Accounts payable	$670,280	$490,670
Current portion of long-term operating lease	103,076	99,259
Convertible debentures payable	240,000	240,000
Deferred R&D obligations - participation agreements	432,150	525,904
Deferred R&D obligations – participation agreements related parties	144,153	175,427
Loan Payable	538,311	-
Accrued interest	98,878	98,286
Accrued liabilities – payroll and directors fees	563,745	398,176
Total current liabilities	2,790,593	2,027,722
LONG TERM LIABILITIES:
Long-term operating lease, net of current portion	79,033	105,919
Total long-term liabilities	79,033	105,919
TOTAL LIABILITIES	2,869,626	2,133,641
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 150,000,000 and 150,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 9,419,660 and 9,419,660 issued and outstanding at March 31, 2023, and December 31, 2022, respectively	9,420	9,420
Additional paid-in capital	116,026,590	115,784,488
Accumulated deficit	(117,777,672)	(115,804,530)
Total stockholders’ equity (deficit)	(1,741,662)	(10,622)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,127,964	$2,123,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended March 31, 2023	Three Months ended March 31, 2022
REVENUES:
Service revenue	$-	$-
Total revenues	-	-

COSTS AND EXPENSES:
General and administrative	1,568,377	1,346,742
Research and development	401,797	679,773

Total costs and expenses	1,970,174	2,026,515

LOSS FROM OPERATIONS	(1,970,174)	(2,026,515)

OTHER EXPENSE:
Interest expense	2,968	1,805
Total other expense	2,968	1,805

NET LOSS	$(1,973,142)	$(2,028,320)

BASIC AND DILUTED LOSS PER SHARE	$(0.21)	$(0.22)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,419,660	9,419,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(UNAUDITED)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	9,419,660	$9,420	$113,092,025	$(107,059,236)	$6,042,209
Employee and director equity-based compensation	-	-	570,629	-	570,629
Net loss for the three months ended March 31, 2022	-	-	-	(2,028,320)	(2,028,320)
Balance, March 31, 2022	9,419,660	$9,420	$113,662,654	$(109,087,556)	$4,584,518

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	9,419,660	$9,420	$115,784,488	$(115,804,530)	$(10,622)
Employee and director equity-based compensation	-	-	242,102	-	242,102
Net loss for the three months ended March 31, 2023	-	-	-	(1,973,142)	(1,973,142)
Balance, March 31, 2023	9,419,660	$9,420	$116,026,590	$(117,777,672)	$(1,741,662)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
Cash Flows for Operating Activities:
Net loss		$(1,973,142)		$(2,028,320)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash lease expense		21,590		21,197
Employee and director equity-based compensation		242,102		570,629
Amortization of deferred R&D obligations participation agreements		(125,028)		(136,848)
Changes in assets and liabilities:
Security deposits		-		(29,058)
Prepaid expenses		(617,197)		(797,179)
Accounts payable		179,610		(133,966)
Lease liabilities		(23,069)		185
Accrued liabilities		166,161		(328,289)
Net cash (used in) operating activities		(2,128,973)		(2,861,649)

Cash Flows from Investing Activities:
Net cash from by investing activities		-		-

Cash Flow from Financing Activities:
Proceeds of loans payable, other		605,600		628,600
Payments of loans payable, other		(67,289)		(69,844)
Net cash provided by financing activities		538,311		558,756

Increase (decrease) in cash		(1,590,662)		(2,302,893)
Cash at beginning of period		1,799,263		8,901,875
Cash at end of period		$208,601		$6,598,982

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest		$2,377		$1,213
Income Taxes	$		$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

6

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2023:

During the quarter ended March 31, 2022, the Company had no non-cash investing or financing transactions.

Three Months Ended March 31, 2022:

During the quarter ended March 31, 2022, the Company invested $195,804 in a right of use asset associated with the lease of office space.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly- owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 and the notes thereto, included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 14, 2023.

Going Concern

The Company has incurred net losses since inception, experienced negative cash flows from operations for the quarter ended March 31, 2023, and has an accumulated deficit of $117,777,672. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. The Company intends to fund ongoing activities by utilizing its current cash on hand and by raising additional capital through equity or debt or both financings. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

NOTE 2 -NEW ACCOUNTING STANDARDS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 effective January 1, 2023, using the modified retrospective approach. The adoption of AASU 2020-06 did not have an impact on any amounts recorded the Company's condensed consolidated financial statements. In addition, the adoption requires the use of the if-converted method for all convertible notes in the diluted net income (loss) per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effect is more dilutive. There was no impact to diluted earnings per share for the three months ended March 31, 2023, as the convertible debentures were not in the money during the period.

NOTE 3 - LEASES

The components of lease expense are as follows within our condensed consolidated statement of operations:

	For the	For the
	Quarter ended	Quarter ended
	March 31, 2023	March 31, 2022
Operating lease expense	$27,236	$26,112

Other information related to leases where we are the lessee is as follows:

	As of	As of
	March 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	1.71	1.94 Years

Discount rate:
Operating leases	11.00%	11.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the	For the
	Quarter ended	Quarter ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:	$28,145	$5,600
Non-cash investment in ROU asset	$-	$195,804

As of March 31, 2023, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2023	$88,063
December 31, 2024	112,407
Total minimum lease payments	200,471
Less: Interest	(18,361)
Present value of lease obligations	182,110
Less: Current portion	103,076
Long-term portion of lease obligations	$79,033

NOTE 4 - DEBT

On February 14, 2023, the Company entered into a short-term unsecured loan agreement to finance a portion of the Company's directors' and officers', and employment practices liability insurance premiums. The note in the amount of $605,600 carries a 8.4% annual percentage rate and will be paid down in nine equal monthly payments of $69,666 beginning on March 10, 2023.  As of March 31, 2023, a principal balance of $538,311 remains.

NOTE 5 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS

In the three months ended March 31, 2023 and 2022, the Company recognized $125,030 and $136,848 as a contra R&D expense related to personnel and third-party expenses to develop the subject technology, respectively. For the three months ended March 31, 2023, $31,274 of this total contra R&D expense was attributed to deferred R&D obligations funded by a related party.

 NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

At March 31, 2023, the Company had compensation agreements with its President / Chief Executive Officer, and Chief Financial Officer.

Legal Contingencies

On April 13, 2022, AEGLE Partners, 2 LLC (“AEGLE”) initiated an arbitration in Michigan against the Company with the American Arbitration Association. AEGLE asserted claims related to a certain Supply Chain Consulting Agreement entered into between AEGLE and the Company in 2019 (as amended from time to time, the “Supply Chain Consulting Agreement”), and a disagreement between AEGLE and the Company regarding whether AEGLE is entitled to payment of certain fees and warrants pursuant to the Supply Chain Consulting Agreement. AEGLE's complaint seeks, among other things, three times the payment of such alleged fees and warrants and recovery of AEGLE's costs and expenses.   On April 20, 2023, the Company and AEGLE Partners, 2 LLC (“AEGLE”) settled the pending arbitration matter for an immaterial amount.

The Company may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company’s financial condition, results of operation or cash flows.

NOTE 7 - INCOME TAX

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

Income tax expense for the three months ended March 31, 2023 and 2022 is based on the estimated annual effective tax rate. Based on the Company’s effective tax rate and full valuation allocation, tax expense is expected to be $0 for 2023.

NOTE 8 - SUBSEQUENT EVENTS

Payne Bridge Loan

On April 3, 2023, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with the Company’s Chief Executive Officer (the “Subscriber”), pursuant to which the Company, in a private placement (the “Private Placement”), agreed to issue and sell to the Subscriber a 10% promissory note with a principal amount of $1 million (the “Note”) and a warrant (the “Warrant”) to purchase 390,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at an exercise price of $2.91.

The Note bears interest at a fixed rate of 10% per annum and requires us to repay the principal and accrued and unpaid interest thereon on October 2, 2023 (the “Maturity Date”), with an option to extend the Maturity Date an additional six months. There is no penalty on prepayment of the Note.

The Warrant is exercisable commencing on the date of issuance and expires on the three-year anniversary of the issuance date. The exercise price and number of the shares of our common stock issuable upon exercising the Warrant will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein.

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

Biotech - ZIVO Product Candidates

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

Agtech - ZIVO’s Algal Biomass

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

Additional Indications

Pending additional funding, ZIVO may also pursue the following indications:

Biotech:

o	Bovine Mastitis: ZIVO is developing a treatment for bovine mastitis derived from its proprietary algal culture and the bioactive agents contained within.

o	Canine Joint Health: Studies have indicated the potential of a chondroprotective property when a compound fraction was introduced into ex vivo canine joint tissues.

o	Human Immune Modulation: Early human immune cell in vitro and in vivo studies have indicated that one of the isolated and characterized biologically active molecules in the Company’s portfolio may serve as an immune modulator with potential application in multiple disease situations.

Agtech:

o	Human Food Ingredient: The self-affirmed GRAS process was completed for ZIVO algal biomass in late 2018 to validate its suitability for human consumption as an ingredient in foods and beverages.

o	Skin Health: ZIVO is developing its algal biomass as a skin health ingredient, with topical skin product testing started in the third quarter of 2020, and clinical efficacy claim studies planned for ingestible and topical products.

Results of Operations for the three months ended March 31, 2023 and 2022

The following table summarizes ZIVO’s operating results for the periods indicated

	Quarter ended March 31,
	2023	2022
Total revenues	-	$-
Costs and expenses:
Research and development	401,797	679,773
General and administrative	1,568,377	1,346,742
Total costs and expenses	1,970,174	2,026,515
Loss from operations	(1,970,174)	(2,026,515)
Other expense
Interest expense	2,968	1,805
Total other expense	2,968	1,805
Net loss	$(1,973,142)	$(2,028,320)

Net Sales

The Company had no sales during the three months ended March 31, 2023 and 2022.

Cost of Sales

The Company had no cost of sales during the three months ended March 31, 2023 and 2022.

General and Administrative Expenses.

General and administrative expenses were approximately $1.6 million for the three months ended March 31, 2023, as compared to approximately $1.3 million for the comparable prior period. The $300,000 increase versus the same quarter last year was primarily driven by a $200,000 increase in labor expenses, no change in professional fees and $100,000 increase in other overhead. Labor related  increases of $200,000 included $180,000 higher salary expense and higher non-cash equity-based compensation of $60,000 due to the prior year favorable effects of the termination of the Company's CEO in the quarter ended March 31, 2022, partially offset by $40,000 lower payroll tax and benefits expense. Professional services were unchanged; including lower non-cash directors fees of $250,000, consultants of $70,000, offset by higher legal and accounting fees of $120,000, and offering related expenses of $200,000. Other overhead increased by $100,000 almost fully explained by an increase in D&O insurance premiums versus the prior year.

Research and Development Expenses

For the three months ended March 31, 2023, ZIVO incurred roughly $400,000 in R&D expenses, as compared to roughly $680,000 for the comparable period in 2022. All of these expenses were associated with research relating for our biotech and agtech businesses. In the quarter ended March 31, 2023, the Company’s research and development spending included roughly $125,000 of amortization of deferred R&D obligations for the participation agreements; there was no amortization of deferred R&D in the prior year period. (See Note 5: Deferred R&D Obligations - Participation Agreements)

In the quarter ended March 31, 2023, excluding this amortization, the Company had gross R&D spending of approximately $530,000; a $290,000 decrease in spending from the first quarter of 2022. Of these costs in 2023, $330,000 is for salary related cost, decrease of approximately $185,000 from the prior year. The decrease is fully explained by lower stock related compensation costs. Third party research and development spending and other expenses of $190,000 was about $110,000 lower from the prior year.

	Quarter ended March 31, 2023	Quarter ended March 31, 2022
Labor and other internal expenses	$333,359	$515,478
External research expenses	193,468	301,143
Total gross R&D expenses	526,827	816,621
Less contra-expense for amortization of deferred R&D obligation - participation agreements	(125,030)	(136,848)
Research and development	$401,797	$679,773

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

Capital Resources

As of March 31, 2023, our principal source of liquidity consisted of cash of $208,601. The Company expects to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses. The sources of cash to date have been limited proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans, with the terms of our most recent financings described below.

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

Cash Flows

Cash Flows from Operating Activities. During the three months ended March 31, 2023, our operating activities used $2.1 million in cash, a decrease of cash used of roughly $700,000 from the comparable prior period when the Company used approximately $2.9 million for operating activities. For the quarter ended March 31, 2023, the Company invested $180,000 less in prepaid expenses primarily for directors’ and officers’ insurance, spent $500,000 less by increasing accrued liabilities, $300,000 in increasing accounts payable and $50,000 on other cash related items.

Cash Flows from Investing Activities. During the three months ended March 31, 2023 and 2022, there were no investing activities.

Cash Flows from Financing Activities. During the three months ended March 31, 2023, our financing activities generated approximately $540,000, a decrease of approximately $20,000 from the comparable prior period when the Company generated approximately $560,000 from financing activities. The Company, in the quarter ended March 31, 2023, received net proceeds of $605,600 from the establishment of a short-term loan, this represented a $23,000 decrease in net loan proceeds from the first quarter of 2022.

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

	Three months ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(2,128,973)	$(2,861,649)
Investing activities	-	-
Financing activities	538,311	558,756
Net increase (decrease) in cash and cash equivalents	$(1,590,662)	$(2,302,893)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as the material weaknesses identified as of December 31, 2022 and described below, continue to exist as of March 31, 2023.

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

Based on the assessment and identification of the material weaknesses described above, management has concluded that, as of March 31, 2023, our internal control over financial reporting was not effective and could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

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

Remediation Plans

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

18

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

Changes in Internal Control Over Financial Reporting

Except for the remediation actions discussed above, there was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business.

We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding.

Item 1A

Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. You should carefully consider the risks and uncertainties described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All such issuances during the quarter were reported on Form 8-K.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 22, 2011)

3.2	Certificate of Amendment to Articles of Incorporation dated October 16, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2014)

3.3	Certificate to Amendment dated May 28, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 8-K filed on July 7, 2022)

3.4	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 14, 2022)

4.1	Promissory Note, dated as of April 3, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2023)

4.2	Stock Purchase Warrant, dated as of April 3, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2023)

10.1	Subscription Agreement, dated as of April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2023)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.
Date: May 10, 2023

	By:	/s/ John B. Payne
John B. Payne
Chief Executive Officer

	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer

