Form 10-Q
period 2023-06-30
Zivo Bioscience, Inc.
filed 2023-08-14
CIK 1101026

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 10,449,660 shares of common stock, $0.001 par value, outstanding at August 1, 2023.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$21,067	$1,799,263
Prepaid expenses	509,008	102,416
Total current assets	530,075	1,901,679

ACCOUNTS RECEIVABLE	2,956	-

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS
Operating lease - right of use asset	145,241	189,282
Security deposit	32,058	32,058
Total other assets	177,299	221,340
TOTAL ASSETS	$710,330	$2,123,019

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,273,437	$490,670
Current portion of long-term operating lease	106,687	99,259
Convertible debentures payable	240,000	240,000
Deferred R&D obligations - participation agreements	200,141	525,904
Deferred R&D obligations - participation agreements related parties	66,762	175,427
Short term loans payable, net of discount	1,111,765	-
Accrued interest	123,540	98,286
Accrued liabilities - payroll and directors fees	681,910	398,176
Total Current Liabilities	3,804,242	$2,027,722
LONG-TERM LIABILITIES:
Long-term operating lease, net of current portion	50,920	105,919
Total long-term liabilities	50,920	105,919

TOTAL LIABILITIES	3,855,162	$2,133,641
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 150,000,000 shares authorized; 9,419,660 and 9,419,660 issued and outstanding at June 30, 2023 and December 31, 2022	9,420	9,420
Additional paid-in capital	116,693,992	115,784,488
Accumulated deficit	(119,848,244)	(115,804,530)
Total stockholders' equity	(3,144,832)	(10,622)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$710,330	$2,123,019

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended June 30, 2023	For the Three Months ended June 30, 2022	For the Six Months ended June 30, 2023	For the Six Months ended June 30, 2022
REVENUES:
Product revenue	$4,050	$-	4,050	$-
Total revenues	4,050	-	4,050	-

COSTS OF GOODS SOLD
Product and other costs	701	-	701	-
Total cost of goods sold	701	-	701	-

GROSS MARGIN	3,349	-	3,349	-

COSTS AND EXPENSES:
General and Administrative	1,385,102	1,629,553	2,953,478	2,976,295
Research and Development	442,113	438,048	843,910	1,117,821

Total costs and expenses	1,827,215	2,067,601	3,797,388	4,094,116

LOSS FROM OPERATIONS	(1,823,866)	(2,067,601)	(3,794,039)	(4,094,116)

OTHER EXPENSE:
Interest expense	31,793	4,238	34,762	6,043
Amortization of debt discount	214,913	-	214,913	-
Total other expense	246,706	4,238	249,675	6,043

NET LOSS	$(2,070,572)	$(2,071,839)	$(4,043,714)	$(4,100,159)

BASIC AND DILUTED LOSS PER SHARE	$(0.22)	$(0.22)	$(0.43)	$(0.44)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,419,660	9,419,660	9,419,660	9,419,660

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2022	9,419,660	$9,420	114,830,459	$(110,255,361)	$4,584,518
Employee and director equity based compensation	-	-	497,744	-	497,744
Net loss for the three months ended June 30, 2022	-	-	-	(2,071,839)	(2,071,839)
Balance, June 30, 2022	9,419,660	$9,420	$115,328,203	$(112,327,200)	$3,010,423

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2023	9,419,660	$9,420	116,026,590	$(117,777,672)	$(1,741,662)
Employee and director equity based compensation	-	-	227,808	-	227,808
Warrants issued with related party note	-	-	439,594	-	439,594
Net loss for the three months ended June 30, 2023	-	-	-	(2,070,572)	(2,070,572)
Balance, June 30, 2023	9,419,660	$9,420	$116,693,992	$(119,848,244)	$(3,144,832)

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(UNAUDITED)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	9,419,660	$9,420	$114,259,830	$(108,227,041)	$6,042,209
Employee and director equity based compensation	-	-	1,068,373	-	1,068,373
Net loss for the six months ended June 30, 2022	-	-	-	(4,100,159)	(4,100,159)
Balance, June 30, 2022	9,419,660	$9,420	$115,328,203	$(112,327,200)	$3,010,423

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	9,419,660	$9,420	$115,784,488	$(115,804,530)	$(10,622)
Employee and director equity based compensation	-	-	469,911	-	469,911
Warrants issued with related party note	-	-	439,593	-	439,593
Net loss for the six months ended June 30, 2023	-	-	-	(4,043,714)	(4,043,714)
Balance, June 30, 2023	9,419,660	$9,420	$116,693,992	$(119,848,244)	$(3,144,832)

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash Flows for Operating Activities:
Net loss	$(4,043,714)	$(4,100,159)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash lease expense	44,041	41,297
Amortization of deferred R&D obligations participation agreements	(434,430)	(407,085)
Amortization of debt discount	214,913	-
Employee and director equity compensations	469,911	1,068,373
Changes in assets and liabilities:
Prepaid expenses	(406,592)	(459,036)
Accounts payable	474,325	(246,495)
Lease liabilities	(47,570)	(17,598)
Security deposits	-	(29,058)
Accounts receivable	(2,956)	-
Accrued liabilities	617,432	(17,616)
Net cash (used in) operating activities	(3,114,640)	(4,167,377)

Cash Flows from Investing Activities:
Net cash from by investing activities	$-	$-

Cash Flow from Financing Activities:
Proceeds of notes payable, other	605,600	628,600
Payments of notes payable, other	(269,156)	(279,378)
Proceeds of note payable, related party	1,000,000	-
Net cash provided by financing activities	1,336,444	349,222

Increase/(Decrease) in Cash	(1,778,196)	(3,818,155)
Cash at Beginning of Period	1,799,263	8,901,875
Cash at End of Period	$21,067	$5,083,720

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$7,131	$4,853
Income Taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “ZIVO”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 and the notes thereto, included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 14, 2023.

Going Concern

The Company has incurred net losses since inception, experienced negative cash flows from operations for the three months ended June 30, 2023, and has an accumulated deficit of $119,848,244. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

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

NOTE 2 - NEW ACCOUNTING STANDARDS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 effective January 1, 2023, using the modified retrospective approach. The adoption of AASU 2020-06 did not have an impact on any amounts recorded the Company's condensed consolidated financial statements. In addition, the adoption requires the use of the if-converted method for all convertible notes in the diluted net income (loss) per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effect is more dilutive. There was no impact to diluted earnings per share for the three and six months ended June 30, 2023, as the convertible debentures were not in the money during the period.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the three months ended June 30, 2023, 65,268 options were granted to directors of the Company.  During the three months ended June 30, 2022 no options were granted. The Company recorded compensation expense for issued grants during the three months ended June 30, 2023 and for previous grants in the amount of $227,808 and $497,744 for these periods, respectively. During the six months ended June 30, 2023 and 2022, 65,268 and 165,000 stock options, respectively were granted to directors and employees of the Company. As a result of these and previous grants, the Company recorded compensation expense of $469,911 and 1,068,374 for these periods, respectively.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,
	2023	2022
Expected volatility	112.28%	-
Expected dividends	0	-
Expected term	5.3 years	-
Risk free rate	3.88%	-

	Six Months Ended June 30,
	2023	2022
Expected volatility	112.28%	130.18%
Expected dividends	0	0
Expected term	5.3 years	5.8 years
Risk free rate	3.88%	1.88%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility.  In considering the expected term of the options, the Company employs the simplified method. The Company uses this method as it does not have a history of option exercises to establish a robust estimated term based on experience. The simplified term is used for the determination of expected volatility as well as the identification of the risk-free rate.

Warrants

The Company accounts for warrants in accordance with FASB ASC 815 – Derivatives and Hedging.  The fair value of the Company’s warrants is determined at the time of issuance using the Black Scholes option valuation model based on a market price and the remaining term of the warrant obligation.  The warrants are not subject to remeasurement through the term.  For the Company’s outstanding warrants, the number of shares and the exercise price shall be adjusted for standard anti-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend. Upon a change of control, the warrant holder will have the right to receive securities, cash or other properties it would have been entitled to receive had the warrant been exercised.

The Warrants (as defined below) issued in conjunction with the Subscription Agreement resulted in an allocation of the pro rata share of fair value to the proceeds between the loan and the warrants (within stockholders’ equity), resulting in discount on the term loan to be amortized to interest expense over the term of the loan (see Note 5 DEBT Payne Bridge Loan).

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, (“ASC 820”) provides guidance on the development and disclosure of fair value measurements. Pursuant to ASC 820, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The accounting guidance classifies fair value measurements in one of the following three categories for disclosure purposes:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little, or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

As of June 30, 2023 and December 31, 2022, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

NOTE 4 - LEASES

On December 17, 2020, the Company entered into a 25 ½ month lease agreement for a facility that contains office, warehouse, lab and research and development space in Ft. Myers, Florida. The lease agreement commenced on December 17, 2020 and ends on January 31, 2023. The agreement provided for a total rent of $54,993 over the period. Occupancy of the property commenced on December 17, 2020, there was a 6-week rent holiday and a commencement date of February 1, 2021. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Rent is $3,291 per month from January 15, 2021 to January 31, 2022 and $1,154 from February 1, 2022 to January 31, 2023. On June 5, 2022, the Company exercised an option to extend the lease through December 31, 2024. The lease extension rent is $2,261 per month for calendar year 2023, and $2,300 per month for calendar year 2024, and totals an additional rent obligation of $54,743 of rent over the extension period.

On January 14, 2022, the Company entered into a 34-month sublease agreement for a office in Bloomfield Hills, Michigan. The Company moved its headquarters to this location. The agreement commenced on January 29, 2022 and ends on November 30, 2024. The agreement provided for a total rent of $232,464. Occupancy of the property commenced on January 29, 2022, there was a three-month rent holiday with a rent commencement date of April 29, 2022. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Rent is $7,265 per month from commencement to November 30, 2022, $7,466 from November 30, 2022 to November 30, 2023, and $7,668 from November 30, 2023 to the lease end date.

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:

	For the Six Months Ended	For the Year Ended
Assets:	June 30, 2023	December 31, 2022
Operating lease right-of-use asset	$145,241	$189,282

Liabilities:
Current portion of long-term operating lease	$106,687	$99,259
Long-term operating lease, net of current portion	50,920	105,918
	$157,607	$205,177

The components of lease expense are as follows within our condensed consolidated statement of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease expense	$27,236	$27,147	$54,471	$47,291

Other information related to leases where we are the lessee is as follows:

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	1.47 Years	1.94 Years

Discount rate:
Operating leases	11.00%	11.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:	$57,433	$23,592
Non-cash investment in ROU asset	$-	$241,694

As of June 30, 2023, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2023	58,776
December 31, 2024	112,407
Total minimum lease payments	171,183
Less: Interest	(13,576)
Present value of lease obligations	157,607
Less: Current portion	(106,687)
Long-term portion of lease obligations	$50,920

NOTE 5 - DEBT

Short Term Loan

On February 14, 2023, the Company entered into a short-term, unsecured loan agreement to finance a portion of the Company’s directors’ and officers’, and employment practices liability insurance premiums. The note in the amount of $605,600 carries a 8.4% annual percentage rate and will be paid down equal monthly payments of $69,666, which payment began March 10, 2023. The principal balance of June 30, 2023 was $336,444.

Payne Bridge Loan

On April 3, 2023, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with the Company’s Chief Executive Officer (the“Subscriber”), pursuant to which the Company, in a private placement (the “Private Placement”), agreed to issue and sell to the Subscriber a 10% promissory note with a principal amount of $1 million (the “Note”) and a warrant (the “Warrant”) to purchase 390,000 shares of the Company’s common stock, par value $0.001 per share.

The Note will mature on October 2, 2023 and bear interest at an annual rate of 10.0%. The Company may prepay all or a portion of the outstanding Note principal and accrued and unpaid interest without any prepayment fee.  The Company recorded $238,978 of interest expense related to the Note, which included $214,914 of non-cash interest of amortization of the loan discount.

Each warrant is exercisable for a period of three years from issuance at a per-share exercise price equal to $2.91. The exercise price and number of the shares of our Common Stock issuable upon exercising the Warrant will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein.

The Warrants, which met equity classification, were recognized as a component of permanent stockholders’ equity within additional paid-in-capital on the condensed balance sheets and were recorded at the issuance date using a relative fair value allocation method. The Company valued the Warrants at issuance, which resulted in a discount on the Note, and allocated the proceeds from the loan proportionately to the Note and to the Warrants, of which $433,594 was allocated to the Warrants.

The Company determined the fair value of the Warrants as of April 3, 2023 using the Black-Scholes option pricing model and applying the following assumptions:

Fair value of common stock	$3.11
Expected term (in years)	3
Risk-free interest rate	3.73%
Dividend yield	—
Volatility	99.89%

The effective interest rate on the Note, including the amortization of the discount was 48.96% as of June 30, 2023.

Balance sheet information related to the Note is as follows:

Quarter Ended June 30, 2023
Short Term Loan	$1,000,000
Less: Unamortized debt discount	(224,680)
Carrying value of Term Loan	$775,320

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

Subject to adjustment as described in the 2021 Plan, the aggregate number of shares of common stock available for issuance under the 2021 Plan is initially set at 1,000,000 shares; this number is automatically increased each January 1st by an amount equal to 5% of the number of common stock shares outstanding at that date, resulting in an increase in available shares under the 2021 Plan at January 1, 2023 of 470,893. As of June 30, 2023, 1,392,675 options have been issued under the 2021 Plan, and 549,291 shares remained available for issuance.

2019 Omnibus Long-Term Incentive Plan

Prior to the adoption of the 2021 Equity Incentive Plan, the Company maintained a 2019 Omnibus Long-Term Incentive Plan (the “2019 Plan”). Following the approval by the shareholders of the 2021 Plan, no additional awards have been or will be made under the 2019 Plan. As of June 30, 2023, 781,250 stock options had been issued under the 2019 Plan with terms between 5 years and 10 years, of which 365,625 remained outstanding.

Common Stock Options

A summary of the status of the Company’s options issued under the Company’s equity incentive plans is presented below. As of June 30, 2023 there is no intrinsic value in any of the Company's outstanding options as the market price of the Company's common stock is in all cases lower than the exercise price of options:

	June 30, 2023		June 30, 2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,689,907	$6.05	1,721,074	$7.38
Forfeited	-	-	(761,625)	6.81
Issued	65,268	2.79	172,500	5.50
Outstanding, end of period	1,755,175	$5.93	1,131,949	$7.48

Options outstanding and exercisable by price range as of June 30, 2023, were as follows:

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Range of Exercise Price	Number	Weighted Average Exercise Price
$2.00-2.99	408,460	7.96	$2.00-2.99	375,826	$2.76
3.00-3.99	220,391	9.15	3.00-3.99	78,794	3.79
4.00-4.99	53,324	8.29	4.00-4.99	53,324	4.48
5.00-5.99	710,500	8.39	5.00-5.99	485,250	5.50
8.00-8.99	6,250	2.04	8.00-8.99	6,250	8.80
9.00-9.99	25,000	2.13	9.00-9.99	25,000	9.60
11.00-11.99	162,500	7.31	11.00-11.99	100,000	11.20
12.00-12.99	168,750	1.64	12.00-12.99	168,750	12.80
	1,755,175	7.52		1,293,194	$6.05

Common Stock Warrants - Unregistered

A summary of the status of the Company’s unregistered warrants is presented below:

	June 30, 2023		June 30, 2022
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	1,602,198	$7.85	2,553,635	$7.57
Issued	390,000	2.91	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(598,518)	$7.70	(28,591)	6.45
Outstanding, end of period	1,393,680	$6.53	2,525,044	$7.57

Unregistered warrants outstanding and exercisable by price range as of June 30, 2023, were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$2.00-2.99	390,000	2.76	$2.00-2.99	390,000	$2.91
5.00-5.99	220,800	2.93	5.00-5.99	220,800	5.50
6.00-6.99	31,875	1.25	6.00-6.99	31,875	6.40
8.00-8.99	476,566	0.69	8.00-8.99	476,566	8.03
9.00-9.99	231,938	2.20	9.00-9.99	231,938	9.60
10.00-10.99	1,688	2.87	10.00-10.99	1,688	10.40
11.00-11.99	35,813	0.50	11.00-11.99	35,813	11.20
14.00-14.99	5,000	1.50	14.00-14.99	5,000	14.40
	1,393,680	1.89		1,393,680	$6.53

Common Stock Warrants - Registered

A summary of the status of the Company’s registered warrants is presented below:

	June 30, 2023		June 30, 2022
	Number of Registered Warrants	Weighted Average Exercise Price	Number of Registered Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	2,975,497	$5.50	2,975,497	$5.50
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,975,497	$5.50	2,975,497	$5.50

Registered warrants outstanding and exercisable by price range as of June 30, 2023, were as follows:

Outstanding Registered Warrants			Exercisable Registered Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$5.50	2,975,497	2.93	$5.50	2,975,497	5.50

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

As of June 20, 2023, the Company had compensation agreements with its President / Chief Executive Officer, and Chief Financial Officer.

Legal Contingencies

On April 13, 2022, AEGLE Partners, 2 LLC (“AEGLE”) initiated an arbitration in Michigan against the Company with the American Arbitration Association. AEGLE asserted claims related to a certain Supply Chain Consulting Agreement entered into between AEGLE and the Company in 2019 (as amended from time to time, the “Supply Chain Consulting Agreement”), and a disagreement between AEGLE and the Company regarding whether AEGLE is entitled to payment of certain fees and warrants pursuant to the Supply Chain Consulting Agreement. AEGLE's complaint seeks, among other things, three times the payment of such alleged fees and warrants and recovery of AEGLE's costs and expenses. On April 20, 2023, the Company and AEGLE settled the pending arbitration matter for an immaterial amount.

The Company may become a party to litigation in the normal course of business. In the opinion of management, other than the item above, there are no legal matters involving the Company that would have a material adverse effect upon the Company’s financial condition, results of operation or cash flows.

NOTE 8 - INCOME TAX

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

Income tax expense for the three and six months ended June 30, 2023 and 2022 is based on the estimated annual effective tax rate. Based on the Company’s effective tax rate and full valuation allowance, tax expense is expected to be $0 for 2023.

NOTE 9 – SUBSEQUENT EVENTS

June 2023 Registered Direct Offering

On June 30, 2023, the Company sold 1,030,000 shares of common stock, par value $0.001 per share, at an offering price of $2.67 per share, and pre-funded warrants at an offering of $2.6699 per pre-funded warrant to purchase up to an aggregate of 468,130 shares of Common Stock, to a single institutional investor. In a concurrent private placement, the Company also directly sold to the purchaser Series A Common Warrants to purchase up to an aggregate of 1,498,130 shares of Common Stock, at an exercise price of $2.80 per share and Series B Common Warrants to purchase up to an aggregate of 1,498,130 shares of Common Stock, at an exercise price of $2.80 per share. The Series A Common Warrants are immediately exercisable, subject to a beneficial ownership limitation of the holder provided in the Series A Common Warrants, at any time on or after the date of issuance and will expire two years from the initial exercise date. The Series B Common Warrants are immediately exercisable, subject to a beneficial ownership limitation of the holder provided in the Series B Common Warrants, at any time on or after the date of issuance and will expire five years from the initial exercise date. These financings closed on July 5, 2023 with gross proceeds to the Company from the registered direct offering and concurrent private placement were approximately $4,000,000.00 (before deducting the placement agent’s fees and other estimated offering expenses payable by the Company).

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

Through our direction and technology, a site in Peru has been successful in consistently producing our proprietary algae. Our team has been working toward building commercial-scale algae ponds using a ZIVO proprietary design, and we are in the middle of a project to grow our algae in a penultimate scale pond. Once we are successful at this scale, we plan to invest in full commercial-scale ponds and product processing equipment.

The Company currently has contracts for the sale and production of its algal biomass. ZIVO has engaged an independent distributor, ZWorldwide, Inc., who has begun to sell the product, branded ZivolifeTM, with an initial focus on the North American green powder food market with the product being grown in Peru.

Additional Indications

Pending additional funding, ZIVO may also pursue the following indications:

Biotech:

•	Bovine Mastitis: ZIVO is developing a treatment for bovine mastitis derived from its proprietary algal culture and the bioactive agents contained within.

•	Canine Joint Health: Studies have indicated the potential of a chondroprotective property when a compound fraction was introduced into ex vivo canine joint tissues.

•	Human Immune Modulation: Early human immune cell in vitro and in vivo studies have indicated that one of the isolated and characterized biologically active molecules in the Company’s portfolio may serve as an immune modulator with potential application in multiple disease situations

Agtech:

•	Human Food Ingredient: The self-affirmed GRAS process was completed for ZIVO algal biomass in late 2018 to validate its suitability for human consumption as an ingredient in foods and beverages.

•	Skin Health: ZIVO is developing its algal biomass as a skin health ingredient, with topical skin product testing started in the third quarter of 2020, and clinical efficacy claim studies planned for ingestible and topical products.

Recent Developments

June 2023 Registered Direct Offering and Private Placement

On June 30, 2023, the Company sold 1,030,000 shares of common stock, par value $0.001 per share, at an offering price of $2.67 per share, and pre-funded warrants to purchase up to an aggregate of 468,130 shares of Common Stock at an offering price of $2.6699 per pre-funded warrant, to a single institutional investor. In a concurrent private placement, the Company also directly sold to the purchaser Series A Common Warrants to purchase up to an aggregate of 1,498,130 shares of common stock, at an exercise price of $2.80 per share and Series B Common Warrants to purchase up to an aggregate of 1,498,130 shares of Common Stock, at an exercise price of $2.80 per share. The Series A Common Warrants are immediately exercisable, subject to a beneficial ownership limitation of the holder provided in the Series A Common Warrants, at any time on or after the date of issuance and will expire two years from the initial exercise date. The Series B Common Warrants are immediately exercisable, subject to a beneficial ownership limitation of the holder provided in the Series B Common Warrants, at any time on or after the date of issuance and will expire five years from the initial exercise date. The gross proceeds to the Company from the registered direct offering and concurrent private placement were $3,999,960 (before deducting the placement agent’s fees and other estimated offering expenses payable by the Company). Net proceeds to the Company were $3,634,963.

Results of Operations for the three months ended June 30, 2023 and 2022

The following table summarizes ZIVO’s operating results for the periods indicated:

	Quarter ended June 30,
	2023	2022
Total revenue:	$4,050	$-
Total cost of goods sold	701	-
Gross margin	3,349	-
Costs and expenses:
Research and development	442,113	438,048
General and administrative	1,385,102	1,629,553
Total costs and expenses	1,827,215	2,067,601
Loss for operations	(1,823,866)	(2,067,601)
Other expense:
Total other income, net	(246,706)	(4,238)
Net loss	$(2,070,572)	$(2,071,839)

Revenue

During the three months ended June 30, 2023, the Company recorded its first commercial revenue relating to sales of the Company’s dried algal biomass product as a human food or food ingredient.  The $4,000 for the quarter ending June 30, 2023 is an increase over the $0 in revenue in the same quarter in the comparable prior year. The $4,000 increase is the result of no recorded revenue in the three months ended June 30, 2022.

Costs of Goods Sold

Cost of goods sold for the quarter ended June 30, 2023 was $700.  This is $700 higher than the same period last year, attributable to product volume as no product was shipped in the comparable prior year period.

General and Administrative Expenses

General and administrative expenses were approximately $1.4 million for the three months ended June 30, 2023, as compared to approximately $1.6 million for the comparable prior year period. The decrease of approximately $250,000 in general and administrative expense during 2023 is due primarily to a reduction in labor related expenses of approximately $100,000, lower professional services of approximately $180,000, partially offset by an increase in other overhead of $30,000.  The reduction in labor related costs are exclusively the result of lower non-cash compensation expense versus the first quarter of 2022.  Lower professional fees were driven by lower directors’ fees of approximately $140,000 and a reduction in spending on consultants of $40,000.  The increase in other overhead spending is attributable to higher listing and filing fees of $30,000.

Research and Development Expenses

For the three months ended June 30, 2023, the Company incurred approximately $440,000 in research and development expenses, as compared to approximately $440,000 for the comparable period in 2022.  All of these expenses were associated with research relating to our biotech and agtech businesses.  In the quarter ended June 30, 2023, the Company’s research and development spending included approximately $309,400 of amortization of deferred research and development obligations for the participation agreements; there was no amortization of deferred research and development in the comparable prior year period.

In the quarter ended June 30, 2023, excluding this amortization, the Company had gross research and development spending of approximately $750,000; a $40,000 increase in spending from the second quarter of 2022. Of these costs in the second quarter of 2023, $320,000 was attributable to labor and other internal research and development costs, a decrease of approximately $20,000 from the comparable prior year. The decrease is entirely the result of lower non-cash compensation related costs. Third party research and development spending of $430,000 was approximately $60,000 higher than the comparable prior year period due to an increase in third party research studies.

	Quarter ended June 30,	Quarter ended June 30,
	2023	2022
Labor and other internal expenses	$326,755	$347,726
External research expenses	424,758	360,558
Total gross R&D expenses	751,513	708,284
Less contra-expense for amortization of deferred R&D obligation - participation agreements	(309,400)	(270,237)
Research and development	$442,113	$438,048

Results of Operations for the six months ended June 30, 2023 and 2022

The following table summarizes ZIVO’s operating results for the periods indicated:

	Six Months ended June 30,
	2023	2022
Total revenue:	$4,050	$-
Total costs of goods sold	701	-
Gross margin	3,349
Costs and expenses:
Research and development	843,910	1,117,821
General and administrative	2,953,478	2,976,295
Total costs and expenses	3,797,388	4,094,116
Operating loss	(3,794,039)	(4,094,116)
Other income (expense):
Total other income, net	(249,675)	(6,043)
Net loss	$(4,043,714)	$(4,100,159)

Revenue

In the six months ended on June 30, 2023 the Company recorded its first commercial revenue relating sales of the Company’s dried algal biomass product as a human food or food ingredient.  The $4,000 for the six months ending June 30, 2023 is an increase over the $0 in revenue in the same six month period ended June 30, 2022.  The $4,000 increase is the result of no recorded revenue in the six months ended June 30, 2022.

Costs of Goods Sold

Cost of goods sold for the six months ended June 30, 2023 was $700.  This is $700 higher than the same period last year,as no product was shipped in the prior year period.

General and Administrative Expenses

General and administrative expenses were $3.0 million for the six months ended June 30, 2023, in line with the $3.0 million in the comparable prior year period. The decrease of approximately $20,000 in general and administrative expense during 2023 is explained by higher labor related costs of approximately $100,000 and $70,000 of other overhead, more than offset by a reduction in professional fees of $200,000.  The $100,000 increase in labor related expenses is attributable to an increase in salary cost of $180,000 partially offset by reductions in tax and benefits of $40,000 and non-cash compensation of $30,000.  Other overhead increases are due to a $40,000 increase in insurance costs and a $30,000 increase in filing and listing fees.  The reduction in professional service is attributable to a $100,000 reduction in third party consultant spending and lower directors’ fees of approximately $400,000, partially offset by an increase in legal and accounting fees of $300,000.

Research and Development Expenses

For the six months ended June 30, 2023, the Company incurred approximately $840,000 in research and development expenses, as compared to approximately $1.1 million in the comparable period in 2022. All of these expenses were associated with research relating to our biotech and agtech businesses. In the six months ended June 30, 2023, the Company’s research and development spending included approximately $430,000 of amortization of deferred research and development obligations for the participation agreements; there was no amortization of deferred research and development in the comparable prior year period.

In the six months ended June 30, 2023, excluding this amortization, the Company had gross research and development spending of approximately $1.3 million; a $240,000 decrease in spending from the first half of 2022. Of these costs in the first half of 2023, approximately $660,000 was related to labor and other internal lab costs, a decrease of approximately $180,000 from the comparable prior year, primarily attributable to a decrease in non-cash compensation. Third party research and development spending of $610,000 was approximately $50,000 lower from the comparable prior year period.

	Six months ended June 30,	Six months ended June 30,
	2023	2022
Labor and other internal expenses	$664,667	$859,623
External research expenses	613,673	665,283
Total gross R&D expenses	1,278,340	1,524,906
Less contra-expense for amortization of deferred R&D obligation - participation agreements	(434,430)	(407,085)
Research and development	$843,910	$1,117,821

Capital Resources

As of June 30, 2023, ZIVO’s principal source of liquidity consisted of cash of $21,067. The Company expects to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses. The sources of cash to date have been limited proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans, with the terms of our most recent financings described below.

June 2023 Registered Direct Offering and Private Placement

On June 30, 2023, the Company sold 1,030,000 shares of common stock, par value $0.001 per share, at an offering price of $2.67 per share, and pre-funded warrants to purchase up to an aggregate of 468,130 shares of Common Stock at an offering price of $2.6699 per pre-funded warrant, to a single institutional investor. In a concurrent private placement, the Company also directly sold to the purchaser Series A Common Warrants to purchase up to an aggregate of 1,498,130 shares of common stock, at an exercise price of $2.80 per share and Series B Common Warrants to purchase up to an aggregate of 1,498,130 shares of Common Stock, at an exercise price of $2.80 per share. The Series A Common Warrants are immediately exercisable, subject to a beneficial ownership limitation of the holder provided in the Series A Common Warrants, at any time on or after the date of issuance and will expire two years from the initial exercise date. The Series B Common Warrants are immediately exercisable, subject to a beneficial ownership limitation of the holder provided in the Series B Common Warrants, at any time on or after the date of issuance and will expire five years from the initial exercise date. The gross proceeds to the Company from the registered direct offering and concurrent private placement were approximately $4,000,000.00 (before deducting the placement agent’s fees and other estimated offering expenses payable by the Company).

Participation Agreements

From April 13, 2020, through May 14, 2021, the Company entered into twenty-one License Co-Development Participation Agreements (the “Participation Agreements”) with certain accredited investors (“Participants”) for an aggregate of $2,985,000 in proceeds. The Participation Agreements provide for the issuance of warrants to such Participants and allows the Participants to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from ZIVO’s algae cultures. Specifically, ZIVO has agreed to provide to the Participants a 44.775% “Revenue Share” of all license fees generated by ZIVO from any licensee.

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

Statement of Cash Flows

Cash Flows from Operating Activities. During the six months ended June 30, 2023, our operating activities used $3.1 million in cash, a decrease of cash used of approximately $1.1 million from the comparable prior year period when the Company used approximately $4.2 million for operating activities. After adjusting the comparison period’s net income for non-cash expenses including equity-based compensation and amortization of lease liabilities, the Company incurred approximately $60,000 less of additional net loss than in the comparable prior year period. In addition, for the six months ended June 30, 2023, the Company generated about $1.4 million of cash through increases in accounts payables and accrued expenses.

Cash Flows from Investing Activities. During the six months ended June 30, 2023 and 2022, there were no investing activities.

Cash Flows from Financing Activities. During the six months ended June 30, 2023, our financing activities generated approximately $1.3 million, an increase of approximately $900,000 from the comparable prior year period when the Company generated approximately $350,000 from financing activities. In the six months ended June 30, 2023, the Company received net proceeds of $1.0 million from a term loan provided by a related party to the Company, which fully accounts for the change from the comparable prior year period.

After giving effect to the approximately $3.7 million in net proceeds from the June 2023 Registered Direct Offering received on July 5, 2023, we estimate that we would require approximately $2.0 million in cash over the next 12 months in order to fund our basic operations, excluding our research and development initiatives. Based on this cash requirement, we have a near term need for additional funding to continue to develop our products and intellectual property. Historically, we have had substantial difficulty raising funds from external sources. If we are unable to raise the required capital, we will be forced to curtail our business operations, including our research and development activities. The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(3,114,640)	$(4,167,376)
Investing activities	-	-
Financing activities	1,336,444	349,222
Net increase (decrease) in Cash	$(1,778,196)	$(3,818,154)

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

As of June 30, 2023 and 2022, fair values of cash, prepaid, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. We elected to account for the convertible notes while they were outstanding on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of these convertible notes were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

Complex Financial Instruments

We evaluate all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. As the Warrants issued in the quarter ended June 30, 2023 are classified as equity, then the proceeds should be allocated based on the relative fair values of the base instrument and the warrants following the guidance in ASC 470, Debt. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method. The separated embedded derivative is accounted for separately on a fair market value basis. We record the fair value changes of a separated embedded derivative at each reporting period in the consolidated statements of comprehensive loss as a fair value change in derivative and warrant liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as the material weaknesses identified as of December 31, 2022 and described below, continue to exist as of June 30, 2023.

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

Based on the assessment and identification of the material weaknesses described above, management has concluded that, as of June 30, 2023, our internal control over financial reporting was not effective and could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Remediation Plan

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

•	Developing a training program and educating control owners concerning the principles of the Internal Control - Integrated Framework (2013) issued by COSO;

•	Implementing a risk assessment process by which management identifies risks of misstatement related to all account balances;

•	Developing internal controls documentation, including comprehensive accounting policies and procedures over financial processes and related disclosures;

•

Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls;

•	Engaging outside resources for complex accounting matters and drafting and retaining position papers for all complex, non-recurring transactions;

•

Developing monitoring activities and protocols that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any;

•	Segregating key functions within our financial and information technology processes supporting our internal controls over financial reporting;

•

Reassessing and formalizing the design of certain accounting and information technology policies relating to security and change management controls, including user access reviews, including assessing the need for implementing a more robust information technology system; and

•

Continuing to enhance and formalize our accounting, business operations, and information technology policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 22, 2011)

3.2	Certificate of Amendment to Articles of Incorporation dated October 16, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2014)

3.3	Certificate of Amendment effective May 28, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2021)

3.4	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 7, 2022)

4.1	Note (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2023)

4.2	Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 5, 2023)

4.3	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023)

4.4	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023)

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023)

10.1	Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2023)

10.2

Form of Securities Purchase Agreement, dated as of June 30, 2023, by and between Company and the Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023)

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

ZIVO BIOSCIENCE, INC.

Date: August 14, 2023	By:	/s/ John B. Payne
John B. Payne
Chief Executive Officer

	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer

