Form 10-Q
period 2023-09-30
Zivo Bioscience, Inc.
filed 2023-11-13
CIK 1101026

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number: 001-40449

Zivo Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21 E. Long Lake Road,Suite 100, Bloomfield Hills, MI 48304

(Address of principal executive offices) (Zip code)

(248) 452 9866

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value$0.001 per share	ZIVO	The Nasdaq Stock Market LLC
Warrants	ZIVOW	The Nasdaq Stock Market LLC

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

There were 1,819,523 shares of common stock, $0.001 par value, outstanding at November 9, 2023.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$1,484,644	$1,799,263
Accounts receivable	2,593	-
Prepaid expenses	460,632	102,416
Total current assets	1,947,869	1,901,679

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS
Operating lease - right of use asset	122,110	189,282
Security deposit	32,058	32,058
Total other assets	154,168	221,340
TOTAL ASSETS	$2,102,037	$2,123,019

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$643,812	$490,670
Current portion of long-term operating lease	110,398	99,259
Convertible debentures payable	240,000	240,000
Deferred R&D obligations - participation agreements	57,906	525,904
Deferred R&D obligations - participation agreements related parties	19,316	175,427
Short term loans payable, net of discount	1,129,696	-
Accrued interest	149,145	98,286
Accrued liabilities - payroll and directors fees	823,779	398,176
Total Current Liabilities	3,174,052	$2,027,722
LONG-TERM LIABILITIES:
Long-term operating lease, net of current portion	22,027	105,919
Total long-term liabilities	22,027	105,919

TOTAL LIABILITIES	3,196,079	$2,133,641
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,741,610 and 1,569,943 issued and outstanding at September 30, 2023 and December 31, 2022 (a)	1,742	1,570
Additional paid-in capital (a)	120,577,382	115,792,337
Accumulated deficit	(121,673,166)	(115,804,529)
Total stockholders' equity	(1,094,042)	(10,622)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,102,037	$2,123,019

(a)	Results have been adjusted to reflect the 1-for-6 Reverse Split in October 2023. See Note 9, “Subsequent Events” for details regarding the stock split.

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended September 30, 2023	For the Three Months ended September 30, 2022	For the Nine Months ended September 30, 2023	For the Nine Months ended September 30, 2022
REVENUES:
Product revenue	$11,800	$-	$15,850	$-
Total revenues	11,800	-	15,850	-

COSTS OF GOODS SOLD
Product and other costs	7,670	-	8,371	-
Total cost of goods sold	7,670	-	8,371	-

GROSS MARGIN	4,130	-	7,479	-

COSTS AND EXPENSES:
General and Administrative	1,355,865	1,396,989	4,309,343	4,373,285
Research and Development	220,653	603,105	1,064,563	1,720,925

Total costs and expenses	1,576,518	2,000,094	5,373,906	6,094,210

LOSS FROM OPERATIONS	(1,572,388)	(2,000,094)	(5,366,427)	(6,094,210)

OTHER EXPENSE:
Interest expense	(32,736)	(4,245)	(67,498)	(10,288)
Amortization of debt discount	(219,798)	-	(434,712)	-
Total other expense	(252,534)	(4,245)	(502,210)	(10,288)

NET LOSS	$(1,824,922)	$(2,004,339)	$(5,868,637)	$(6,104,498)

BASIC AND DILUTED LOSS PER SHARE (a)	$(1.05)	$(1.28)	$(3.64)	$(3.89)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING (a)	1,735,887	1,569,943	1,610,861	1,569,943

(a)	Results have been adjusted to reflect the 1-for-6 Reverse Split in October 2023. See Note 9, “Subsequent Events” for details regarding the stock split.

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares (a)	Amount (a)	Capital (a)	Deficit	Total

Balance, June 30, 2022	1,569,943	$1,570	114,168,248	$(111,159,395)	$3,010,423
Employee and director equity-based compensation	-	-	518,161	-	518,161
Net loss for the three months ended September 30, 2022	-	-	-	(2,004,339)	(2,004,339)
Balance, September 30, 2022	1,569,943	$1,570	$114,686,409	$(113,163,734)	$1,524,245

			Additional
	Common Stock		Paid in	Accumulated
	Shares (a)	Amount (a)	Capital (a)	Deficit	Total

Balance, June 30, 2023	1,569,943	$1,570	116,701,842	$(119,848,244)	$(3,144,832)
Private offering issuance of stock and warrants	171,666	172	3,634,791	-	3,634,963
Employee and director equity-based compensation	-	-	240,749	-	240,749
Net loss for the three months ended September 30, 2023	-	-	-	(1,824,922)	(1,824,922)
Balance, September 30, 2023	1,741,609	$1,742	$120,577,382	$(121,673,166)	$(1,094,042)

(a)	Results have been adjusted to reflect the 1-for-6 Reverse Split in October 2023. See Note 9, “Subsequent Events” for details regarding the stock split.

See accompanying notes to unaudited condensed consolidated financial statements.

 ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

	Common Stock	Common Stock	Additional Paid in	Accumulated
	Shares (a)	Amount (a)	Capital (a)	Deficit	Total
Balance, December 31, 2021	1,569,943	$1,570	$113,099,875	$(107,059,236)	$6,042,209
Employee and director equity-based compensation	-	-	1,586,534	-	1,586,534
Net loss for the nine months ended September 30, 2022	-	-	-	(6,104,498)	(6,104,498)
Balance, September 30, 2022	1,569,943	$1,570	$114,686,409	$(113,163,734)	$1,524,245

			Additional Paid in	Accumulated
	Shares (a)	Amount (a)	Capital (a)	Deficit	Total
Balance, December 31, 2022	1,569,943	$1,570	$115,792,337	$(115,804,529)	$(10,622)
Private offering issuance of stock and warrants	171,666	172	3,634,791	-	3,634,963
Employee and director equity-based compensation	-	-	710,661	-	710,661
Warrants issued with related party note	-	-	439,593	-	439,593
Net loss for the nine months ended September 30, 2023	-	-	-	(5,868,637)	(5,868,637)
Balance, September 30, 2023	1,741,609	$1,742	$120,577,382	$(121,673,166)	$(1,094,042)

(a)	Results have been adjusted to reflect the 1-for-6 Reverse Split in October 2023. See Note 9, “Subsequent Events” for details regarding the stock split.

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash Flows for Operating Activities:
Net loss	$(5,868,637)	$(6,104,498)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash lease expense	67,172	58,159
Amortization of deferred R&D obligations participation agreements	(624,110)	(702,045)
Amortization of debt discount	434,712	-
Employee and director equity compensation	710,661	1,586,534
Changes in assets and liabilities:
Prepaid expenses	(358,217)	(284,487)
Accounts payable	(99,536)	(47,352)
Lease liabilities	(72,752)	(32,238)
Security deposits	-	(29,058)
Accounts receivable	(2,593)	-
Accrued liabilities	729,140	(100,605)
Net cash (used in) operating activities	(5,084,160)	(5,655,590)

Cash Flows from Investing Activities:
Net cash provided by investing activities	$-	$-

Cash Flow from Financing Activities:
Proceeds from notes payable, other	605,600	628,600
Payments on notes payable, other	(471,023)	(488,911)
Proceeds from note payable, related party	1,000,000	-
Net proceeds from sales of common stock and warrants	3,634,963	-
Net cash provided by financing activities	4,769,540	139,689

Decrease in Cash	(314,620)	(5,515,901)
Cash at Beginning of Period	1,799,264	8,901,875
Cash at End of Period	$1,484,644	$3,385,974

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16,639	$8,493
Income Taxes	$-	$-

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

Going Concern

The Company has incurred net losses since inception, experienced negative cash flows from operations for the three and nine months ended September 30, 2023, and has an accumulated deficit of $121,673,166. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

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

Stock Split

On October 26, 2023, the Company effected a 1-for-6 reverse stock split of its common stock and proportionately decreased the number of authorized shares of common stock. All share, per share, options, and warrants information has been retroactively adjusted to reflect the reverse split. The shares of common stock retain a par value of $0.001 per share.

NOTE 2 - NEW ACCOUNTING STANDARDS

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 effective January 1, 2023, using the modified retrospective approach. The adoption of ASU 2020-06 did not have an impact on any amounts recorded in the Company's condensed consolidated financial statements. In addition, the adoption requires the use of the if-converted method for all convertible notes in the diluted net income (loss) per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effect is more dilutive. There was no impact to diluted earnings per share for the three and nine months ended September 30, 2023, as the convertible debentures were not in the money during the period.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company, from time to time, issues common stock or grants common stock options to its employees, consultants and board members. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period. Issuances of common stock are valued at the closing market price on the date of issuance and the fair value of any stock option or warrant awards is calculated using the Black Scholes option pricing model and employing the simplified term method as the Company does not have a historical basis to determine the term. The Company records forfeiture of options when they occur.

During the three months ended September 30, 2023, no options were granted to directors of the Company. During the three months ended September 30, 2022, 36,731 options were granted to employees, consultants or directors of the Company. The Company recorded compensation expense for issued grants during the three months ended September 30, 2023 and 2022, and for vesting of previous grants in the amount of $240,750 and $518,161 for these periods, respectively. During the nine months ended September 30, 2023, and 2022, 10,878 and 65,481 stock options, respectively were granted to directors and employees of the Company. The Company recorded compensation expense for issued grants during the nine months ended September 30, 2023, and 2022, and for vesting of previous grants in the amount of $710,661 and $1,586,534 for these periods, respectively.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Three Months Ended September 30,
	2023	2022
Expected volatility	-	120.99% to 121.19%
Expected dividends	-	-
Expected term	-	5.31 to 5.75 years
Risk free rate	-	2.69% to 3.25%

	Nine Months Ended September 30,
	2023	2022
Expected volatility	112.28%	120.99% to 130.18%
Expected dividends	-	-
Expected term	5.3 years	5.31 to 5.75 years
Risk free rate	3.88%	1.88% to 3.25%

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

Warrants

The Company accounts for warrants issued on June 2, 2021 in connection with a public offering of commons stock and common stock warrants, and traded on the Nasdaq under the symbol ZIVOW, (“Public Warrants”) and Private Placement Warrants, see Note 6 – STOCKHOLDERS’ EQUITY (DEFICIT), (collectively “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40, including whether the Warrants are indexed to the Company’s own stock and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The fair value of Warrants is estimated using Black Scholes modeling. Inputs under the model include the Company’s Common Share price, the risk-free interest rate, the expected term, the volatility, and the dividend rate. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classifications measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

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

As of September 30, 2023 and December 31, 2022, the recorded values of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

NOTE 4 - LEASES

On December 17, 2020, the Company entered into a 25 ½ month lease agreement for a facility that contains office, warehouse, lab and research and development space in Ft. Myers, Florida. The lease agreement commenced on December 17, 2020 and the original term ended on January 31, 2023. The agreement provided for a total rent of $54,993 over the period. Occupancy of the property commenced on December 17, 2020, there was a 6-week rent holiday and a commencement date of February 1, 2021. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Rent is $3,291 per month from January 15, 2021 to January 31, 2022 and $1,154 from February 1, 2022 to January 31, 2023. On June 5, 2022, the Company exercised an option to extend the lease through December 31, 2024. The lease extension rent is $2,261 per month for calendar year 2023, and $2,300 per month for calendar year 2024, and totals an additional rent obligation of $54,743 of rent over the extension period.

On January 14, 2022, the Company entered into a 34-month sublease agreement for an office in Bloomfield Hills, Michigan. The Company moved its headquarters to this location. The agreement commenced on January 29, 2022 and ends on November 30, 2024. The agreement provided for a total rent of $232,464. Occupancy of the property commenced on January 29, 2022, there was a three-month rent holiday with a rent commencement date of April 29, 2022. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Rent is $7,265 per month from commencement to November 30, 2022, $7,466 from November 30, 2022 to November 30, 2023, and $7,668 from November 30, 2023 to the lease end date.

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:

	For the Nine Months Ended	For the Year Ended
Assets:	September 30, 2023	December 31, 2022
Operating lease right-of-use asset	$122,110	$189,282

Liabilities:
Current portion of long-term operating lease	$110,398	$99,259
Long-term operating lease, net of current portion	22,027	105,918
	$132,425	$205,177

The components of lease expense are as follows within our condensed consolidated statement of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease expense	$27,236	$27,479	$81,707	$74,770

Other information related to leases where we are the lessee is as follows:

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	1.21 Years	1.94 Years

Discount rate:
Operating leases	11.00%	11.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:	$86,720	$48,849
Non-cash investment in ROU asset	$-	$195,804

As of September 30, 2023, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2023	29,489
December 31, 2024	112,407
Total minimum lease payments	141,896
Less: Interest	(9,471)
Present value of lease obligations	132,425
Less: Current portion	(110,398)
Long-term portion of lease obligations	$22,027

NOTE 5 - DEBT

Short Term Loan

On February 14, 2023, the Company entered into a short-term, unsecured loan agreement to finance a portion of the Company’s directors’ and officers’, and employment practices liability insurance premiums. The note in the amount of $605,600 carries an 8.4% annual percentage rate and will be paid down equal monthly payments of $69,666, which payment began March 10, 2023. The principal balance as of September 30, 2023 was $134,578.

Payne Bridge Loan

On April 3, 2023, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with the Company’s Chief Executive Officer (the “Subscriber”), pursuant to which the Company, in a private placement (the “Private Placement”), agreed to issue and sell to the Subscriber a 10% promissory note with a principal amount of $1 million (the “Note”) and a warrant (the “Warrant”) to purchase 65,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”).  The Company had the ability to prepay all or a portion of the outstanding Note principal and accrued and unpaid interest without any prepayment fee.

Each warrant is exercisable for a period of three years from issuance at a per-share exercise price equal to $17.46. The exercise price and number of the shares of our Common Stock issuable upon exercising the Warrant will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, or similar transaction, as described therein.

The allocation of fair value between the Note and the Warrant was recorded at the issuance date using a relative fair value allocation method. The Company determined the fair value of the Warrants as of April 3, 2023 using the Black-Scholes option pricing model and applying the following assumptions:

Fair value of common stock	$18.66
Expected term (in years)	3
Risk-free interest rate	3.73%
Dividend yield	-
Volatility	99.89%

As a result, $433,594 or the proceeds were allocated to the Warrant and the debt discount. The Warrant, which qualified for the derivatives scope exception, met equity classification, and were recognized as a component of permanent stockholders’ equity within additional paid-in-capital and as a debt discount on the condensed consolidated balance sheet.

The Note matured on October 2, 2023 and bore interest at an annual rate of 10.0%. The debt discount was amortized using the effective interest rate method over the term of the Note. The effective interest rate on the Note, including the amortization of the discount was 54.0% as of September 30, 2023. In the three and nine months ended September 30, 2023, the Company recorded $504,458 of interest expense related to the Note, which included $439,594 of non-cash amortization of the loan discount. The Note was satisfied in full on October 2, 2023.

Balance sheet information related to the Note is as follows:

Quarter Ended September 30, 2023
Short Term Loan	$1,000,000
Less: Unamortized debt discount	4,882
Carrying value of Term Loan	$995,118

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

June 2023 Registered Direct Offering and 2023 Private Placement Warrants

On July 5, 2023, the Company, closed on a Securities Purchase Agreement dated June 30, 2023 (the “Purchase Agreement”) with a single institutional investor (the “Investor”), pursuant to which the Investor agreed to purchase from the Company, in a registered direct offering (the “Registered Offering”), (i) an aggregate of 171,666 shares of the Company’s Class A Common Stock, par value $0.001 per share at a price of $16.02 per share, (ii) an aggregate of 78,021 pre-funded warrants to purchase 78,021 shares of Common Stock, at an offering price of $16.0194 per pre-funded warrant at an exercise price of $0.0006 per share, with a term of exercise of five years (collectively, the “Registered Offering Securities”). The gross proceeds to the Company from the Registered Offering and concurrent private placement described below were approximately $4,000,000 (before deducting the placement agent’s fees and other offering expenses paid by the Company in the amount of $364,997).

As additional consideration for the purchase of the Private Placement Securities, we agreed to issue to the Investors Series A Warrants to purchase 249,688 shares of common stock at an exercise price of $16.80 per share, and Series B Warrants to purchase 249,688 shares of common stock at an exercise price of $16.80 per share (collectively, the “Private Placement Warrants”). The exercise price of the Private Placement Warrants is $16.80 per share, however, is subject to adjustment 100% of the highest VWAP during the period beginning on the trading day immediately preceding a public announcement of an applicable fundamental transaction and ending within 30 trading days following the fundamental transaction.  In such event, the Investor shall have the right to receive, for each Private Placement Warrant Share that would have been issuable upon such exercise immediately prior to the occurrence of such fundamental transaction, at the option of the Investor, the number of Shares of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of Shares for which this Private Placement Warrant is exercisable.  Further, if the Company is given any choice as to the securities, cash or property to be received in a fundamental transaction, then the Investor shall be given the same choice as to the alternate consideration it receives upon any exercise of these Private Placement Warrants following such fundamental transaction.

The net proceeds of the offering, including the fair value assigned to the Private Placement Warrants were recorded as a component of stockholders’ equity within additional paid-in-capital.

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

Subject to adjustment as described in the 2021 Plan, the aggregate number of shares of common stock available for issuance under the 2021 Plan is initially set at 166,666 shares; this number is automatically increased each January 1st by an amount equal to 5% of the number of common stock shares outstanding at that date, resulting in an increase in available shares under the 2021 Plan at January 1, 2023 of 78,497. As of September 30, 2023, 232,101 options have been issued and remain outstanding under the 2021 Plan, and 91,559 shares remained available for issuance.

2019 Omnibus Long-Term Incentive Plan

Prior to the adoption of the 2021 Equity Incentive Plan, the Company maintained a 2019 Omnibus Long-Term Incentive Plan (the “2019 Plan”). Following the approval by the shareholders of the 2021 Plan, no additional awards have been or will be made under the 2019 Plan. As of September 30, 2023, 130,203 stock options had been issued under the 2019 Plan with terms between 5 years and 10 years, of which 60,415 remained outstanding.

Common Stock Options

A summary of the status of the Company’s options issued under the Company’s equity incentive plans is presented below. As of September 30, 2023 there is no intrinsic value in any of the Company's outstanding options as the market price of the Company's common stock is in all cases lower than the exercise price of options:

	September 30, 2023		September 30, 2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	281,638	$36.29	286,838	$44.28
Forfeited	-	-	(140,375)	43.26
Issued	10,878	16.74	65,481	27.54
Outstanding, end of period	292,516	$35.56	211,953	$39.78

Options outstanding and exercisable by price range as of September 30, 2023, were as follows:

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Range of Exercise Price	Number	Weighted Average Exercise Price
$12.00-17.99	68,075	9.34	$12.00-17.99	65,351	$16.57
18.00-23.99	36,727	8.90	18.00-23.99	22,308	22.94
24.00-29.99	8,885	8.04	24.00-29.99	8,876	26.88
30.00-35.99	118,414	8.14	30.00-35.99	80,868	33.00
48.00-53.99	1,042	1.79	48.00-53.99	1,041	52.80
54.00-59.99	4,166	1.88	54.00-59.99	4,166	57.60
66.00-71.99	27,083	7.06	66.00-71.99	19,270	67.20
72.00-77.99	28,124	1.39	72.00-77.99	28,121	76.80
	292,516	7.65		230,001	$35.88

Common Stock Warrants - Private

A summary of the status of the Company’s private warrants is presented below:

	September 30, 2023		September 30, 2022
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	267,013	$47.10	425,605	$45.42
Issued	642,397	14.82	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(105,390)	$47.24	(48,619)	32.94
Outstanding, end of period	804,020	$21.29	376,986	$47.04

Private warrants outstanding and exercisable by price range as of September 30, 2023, were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$0.00-5.99	78,021	9.77	$0.00-5.99	78,021	$0.00
12.00-17.99	564,376	3.18	12.00-17.99	564,376	16.88
30.00-35.99	36,800	2.67	30.00-35.99	36,800	33.00
36.00-41.99	5,309	0.99	36.00-41.99	5,309	38.40
48.00-53.99	79,097	0.45	48.00-53.99	79,097	48.19
54.00-59.99	38,543	1.95	54.00-59.99	38,543	57.60
60.00-65.99	281	2.62	60.00-65.99	281	62.40
66.00-71.99	760	2.02	66.00-71.99	760	67.20
84.00-89.99	833	1.24	84.00-89.99	833	86.40
	804,020	3.45		804,020	$21.29

Common Stock Warrants - Public

A summary of the status of the Company’s Public Warrants is presented below:

	September 30, 2023		September 30, 2022
	Number of Public Warrants	Weighted Average Exercise Price	Number of Public Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	495,917	$33.00	495,917	$33.00
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	495,917	$33.00	495,917	$33.00

Public warrants outstanding and exercisable by price range as of September 30, 2023, were as follows:

Outstanding Public Warrants			Exercisable Public Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$33.00	495,917	2.68	$33.00	495,917	33.00

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

As of September 30, 2023, the Company had compensation agreements with its President / Chief Executive Officer, and Chief Financial Officer.

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

Income tax expense for the three and nine months ended September 30, 2023 and 2022 is based on the estimated annual effective tax rate. Based on the Company’s effective tax rate and full valuation allowance, tax expense is expected to be $0 for 2023.

NOTE 9 - SUBSEQUENT EVENTS

Stock Split

On October 24, 2023, the Company authorized a 1-for-6 reverse stock split of its issued and outstanding common stock. Additionally, on October 24, 2023, the Company amended its Articles to reduce the authorized shares of stock in the same 1-for-6 reverse split from 150,000,000 shares to 25,000,000 shares.

On October 26, 2023, the Company effected a 1-for-6 reverse stock split of its common stock and proportionately decreased the number of authorized shares of common stock. All share, per share, warrants, and options information throughout the condensed consolidated financial statements has been retroactively adjusted to reflect the reverse split. The shares of common stock retain a par value of $0.001 per share.

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

Biotech - ZIVO Product Candidates

ZIVO is developing bioactive compounds derived from its proprietary algal culture, targeting human and animal diseases, such as poultry coccidiosis, bovine mastitis, human cholesterol, and canine osteoarthritis. As part of its therapeutic strategy, ZIVO will continue to seek strategic partners for late stage development, regulatory preparation and commercialization of its products in key global markets.

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

Biotech (Therapeutic):

•	Bovine Mastitis: ZIVO is developing a treatment for bovine mastitis derived from its proprietary algal culture and the bioactive agents contained within.

•	Canine Joint Health: Studies have indicated the potential of a chondroprotective property when a compound fraction was introduced into ex vivo canine joint tissues.

•

Human Immune Modulation: Early human immune cell in vitro and in vivo studies have indicated that one of the isolated and characterized biologically active molecules in the Company’s portfolio may serve as an immune modulator with potential application in multiple disease situations

Agtech (Nutrition):

•

Companion Animal Food Ingredient: The self-affirmed GRAS process was completed for ZIVO algal biomass in late 2018 and updated in early 2023  to validate its suitability for human consumption as an ingredient in foods and beverages. We plan to leverage this work into viable food and nutritional supplements for companion animals.

•

Skin Health: ZIVO is developing its algal biomass as a skin health ingredient, the Company has engaged in some limited topical skin product testing started in the third quarter of 2020, and we plan to perform clinical efficacy claim studies planned for ingestible and topical products.

Results of Operations for the three months ended September 30, 2023 and 2022

The following table summarizes ZIVO’s operating results for the periods indicated:

	Quarter ended September 30,
	2023	2022
Total revenue:	$11,800	$-
Total cost of goods sold	7,670	-
Gross margin	4,130	-
Costs and expenses:
Research and development	220,653	603,105
General and administrative	1,355,865	1,396,989
Total costs and expenses	1,576,518	2,000,094
Loss for operations	(1,572,388)	(2,000,094)
Other expense:
Total other income, net	(252,534)	(4,245)
Net loss	$(1,824,922)	$(2,004,339)

Revenue

During the three months ended September 30, 2023, the Company recorded commercial revenue relating to sales of the Company’s dried algal biomass product as a human food or food ingredient. The $11,800 for the quarter ending September 30, 2023 is an increase over the $0 in revenue in the same quarter in the comparable prior year. The $11,800 increase is the result of no recorded revenue in the three months ended September 30, 2022.

Costs of Goods Sold

Cost of goods sold for the quarter ended September 30, 2023 was $7,670. This is $7,670 higher than the same period last year, attributable to product volume as no product was shipped in the comparable prior year period.

General and Administrative Expenses

General and administrative expenses were approximately $1.36 million for the three months ended September 30, 2023, as compared to approximately $1.40 million for the comparable prior year period. The decrease of approximately $40,000 in general and administrative expense during 2023 is due primarily to a reduction in labor related expenses of approximately $50,000, unchanged overall professional services, partially offset by an increase in other overhead of approximately $10,000. The reduction in labor related costs are due to decreases in non-cash compensation of approximately $80,000 and tax and benefits of approximately $10,000, partially offset by higher employee bonus expenses. versus the third quarter of 2022. The unchanged overall professional fees were driven by lower directors’ fees of approximately $90,000 and a reduction in spending on consultants of approximately $130,000, fully offset by increases in accounting and legal fees to support fund raising activities of approximately $70,000 and approximately $150,000 respectively. The $10,000 increase in other overhead spending is attributable to higher listing and filing fees of approximately $20,000 partially offset by lower travel and entertainment expense of approximately $10,000.

Research and Development Expenses

For the three months ended September 30, 2023, the Company incurred approximately $220,000 in research and development expenses, as compared to approximately $600,000 for the comparable period in 2022. All of these expenses were associated with research relating to our biotech and agtech businesses. In the quarter ended September 30, 2023, the Company’s research and development spending included approximately $190,000 of amortization of deferred research and development obligations for the participation agreements compared to approximately $300,000 of amortization in the prior year period. In the quarter ended September 30, 2023, excluding this amortization, the Company had gross research and development spending of approximately $410,000; an approximately $490,000 decrease in spending from the second quarter of 2022. Of these costs in the third quarter of 2023, approximately $320,000 was attributable to labor and other internal research and development costs, a decrease of approximately $90,000 from the comparable prior year. The decrease is essentially all the result of lower non-cash compensation related costs. Third party research and development spending of approximately $90,000 was approximately $390,000 lower than the comparable prior year period due to an decrease in third party research and consultant spending.

	Quarter ended September 30,	Quarter ended September 30,
	2023	2022
Labor and other internal expenses	$321,866	$413,505
External research expenses	88,467	484,561
Total gross R&D expenses	410,333	898,066
Less contra-expense for amortization of deferred R&D obligation - participation agreements	(189,680)	(294,961)
Research and development	$220,653	$603,105

Results of Operations for the nine months ended September 30, 2023 and 2022

The following table summarizes ZIVO’s operating results for the periods indicated:

	Nine Months ended September 30,
	2023	2022
Total revenue:	$15,850	$-
Total costs of goods sold	8,371	-
Gross margin	7,479	-
Costs and expenses:
Research and development	1,064,563	1,720,925
General and administrative	4,309,343	4,373,285
Total costs and expenses	5,373,906	6,094,210
Operating loss	(5,366,427)	(6,094,210)
Other income (expense):
Total other income, net	(502,210)	(10,288)
Net loss	$(5,868,637)	$(6,104,498)

Revenue

In the nine months ended on September 30, 2023 the Company recorded its first commercial revenue relating sales to of the Company’s dried algal biomass product as a human food or food ingredient. The $15,850 for the nine months ending September 30, 2023 is an increase over the $0 in revenue in the same nine month period ended September 30, 2022. The $15,850 increase is the result of no recorded revenue in the nine months ended September 30, 2022.

Costs of Goods Sold

Cost of goods sold for the nine months ended September 30, 2023 was $8,371. This is $8,371 higher than the same period last year, as no product was shipped in the prior year period.

General and Administrative Expenses

General and administrative expenses were approximately $4.31 million for the nine months ended September 30, 2023, slightly lower the approximately $4.37 million spent in the comparable prior year period. The decrease of approximately $60,000 in general and administrative expense during 2023 is explained by higher labor related costs of approximately $60,000 and $80,000 of other overhead, more than offset by a reduction in professional fees of approximately $200,000. The approximately $60,000 increase in labor related expenses is attributable to an increase in salary and bonus cost of approximately $220,000 partially offset by reductions in tax and benefits of approximately $50,000 and non-cash compensation of approximately $110,000. Other overhead increases are due to an approximately $30,000 increase in insurance costs and an approximately $50,000 increase in filing and listing fees. The reduction in professional service is attributable to an approximately $240,000 reduction in third party consultant spending and lower directors’ fees of approximately $470,000, partially offset by an increase in legal and accounting fees of approximately $510,000.

Research and Development Expenses

For the nine months ended September 30, 2023, the Company incurred approximately $1.1 million in research and development expenses, as compared to approximately $1.7 million in the comparable period in 2022. All of these expenses were associated with research relating to our biotech and agtech businesses. In the nine months ended September 30, 2023, the Company’s research and development spending included approximately $620,000 of amortization of deferred research and development obligations for the participation agreements as compared to approximately $700,000 in the comparable prior year period.

In the nine months ended September 30, 2023, excluding this amortization, the Company had gross research and development spending of approximately $1.7 million; an approximately $700,000 decrease in spending from the nine months ended September 30, 2022. Of these costs in the nine months ended September 30, 2023, approximately $1.0 million was related to labor and other internal lab costs, a decrease of approximately $200,000 from the comparable prior year, primarily attributable to a decrease in non-cash compensation. Third party research and development spending of approximately $700,000 was approximately $500,000 lower from the comparable prior year period due to lower spending on studies, development, and consultants.

	Nine months ended September 30,	Nine months ended September 30,
	2023	2022
Labor and other internal expenses	$986,534	$1,221,539
External research expenses	702,139	1,201,431
Total gross R&D expenses	1,688,673	2,422,970
Less contra-expense for amortization of deferred R&D obligation - participation agreements	(624,110)	(702,045)
Research and development	$1,064,563	$1,720,925

Capital Resources

As of September 30, 2023, ZIVO’s principal source of liquidity consisted of cash of $1,484,644. The Company expects to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses. The sources of cash to date have been limited proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans, with the terms of our most recent financings described below.

June 2023 Registered Direct Offering and Private Placement

On June 30, 2023, the Company sold 171,666 shares of common stock, par value $0.001 per share, at an offering price of $16.02 per share, and pre-funded warrants to purchase up to an aggregate of 78,021 shares of Common Stock at an offering price of $16.0194 per pre-funded warrant, to a single institutional investor. In a concurrent private placement, the Company also directly sold to the purchaser Series A Common Warrants to purchase up to an aggregate of 249,688 shares of common stock, at an exercise price of $16.80 per share and Series B Common Warrants to purchase up to an aggregate of 249,688 shares of Common Stock, at an exercise price of $16.80 per share. The Series A Common Warrants are immediately exercisable, subject to a beneficial ownership limitation of the holder provided in the Series A Common Warrants, at any time on or after the date of issuance and will expire two years from the initial exercise date. The Series B Common Warrants are immediately exercisable, subject to a beneficial ownership limitation of the holder provided in the Series B Common Warrants, at any time on or after the date of issuance and will expire five years from the initial exercise date. The gross proceeds to the Company from the registered direct offering and concurrent private placement were approximately $4,000,000.00 (before deducting the placement agent’s fees and other offerings expenses paid by the Company in the amount of $364,997).

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

Statement of Cash Flows

Cash Flows from Operating Activities. During the nine months ended September 30, 2023, our operating activities used approximately $5.1 million in cash, a decrease of cash used of approximately $600,000 from the comparable prior year period when the Company used approximately $5.7 million for operating activities. After adjusting the comparison period’s net income for non-cash expenses including equity-based compensation and amortization of lease liabilities, the Company incurred approximately $100,000 more of additional net loss than in the comparable prior year period. In addition, for the nine months ended September 30, 2023, the Company generated approximately $630,000 of cash through increases in accounts payables and accrued expenses.

Cash Flows from Investing Activities. During the nine months ended September 30, 2023 and 2022, there were no investing activities.

Cash Flows from Financing Activities. During the nine months ended September 30, 2023, our financing activities generated approximately $4.7 million, an increase of approximately $4.6 million from the comparable prior year period when the Company generated approximately $140,000 from financing activities. In the nine months ended September 30, 2023, the Company received net proceeds of $1.0 million from a term loan provided by a related party to the Company, which was repaid to the lender in full on October 2, 2023, and  approximately $600,000 in proceeds from a short term financing instrument of which approximately $500,000 has been repaid.  The Company also received approximately $3.6 million in net proceeds from the June 2023 Registered Direct Offering on July 5, 2023.

After giving effect to the approximately $3.6 million in net proceeds from the June 2023 Registered Direct Offering received on July 5, 2023, we estimate that we would require approximately $6.0 million in cash over the next 12 months in order to fund our basic operations, excluding our research and development initiatives. Based on this cash requirement, we have a near-term need for additional funding to continue to develop our products and intellectual property. Historically, we have had substantial difficulty raising funds from external sources. If we are unable to raise the required capital, we will be forced to curtail our business operations, including our research and development activities. The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(5,084,160)	$(5,655,590)
Investing activities	-	-
Financing activities	4,769,540	139,689
Net decrease in Cash	$(314,620)	$(5,515,901)

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

As of September 30, 2023 and 2022, fair values of cash, prepaid, other assets, accounts payable, accrued expenses, and short term debt approximated their carrying values because of the short-term nature of these assets or liabilities. We elected to account for the convertible notes while they were outstanding on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of these convertible notes were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

Complex Financial Instruments

The Company accounts for Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40, including whether the Warrants are indexed to the Company’s own stock and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The fair value of Warrants is estimated using Black Scholes modeling. Inputs under the model include the Company’s Common Share price, the risk-free interest rate, the expected term, the volatility, and the dividend rate. All the Company’s Warrants have been classified for equity treatment and are not remeasured.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as the material weaknesses identified as of December 31, 2022 and described below, continue to exist as of September 30, 2023.

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

25

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

Based on the assessment and identification of the material weaknesses described above, management has concluded that, as of September 30, 2023, our internal control over financial reporting was not effective and could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weaknesses described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZIVO BIOSCIENCE, INC.

Date: November 13, 2023	By:	/s/ John B. Payne
John B. Payne
Chief Executive Officer

	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer

