Form 10-Q
period 2024-03-31
Zivo Bioscience, Inc.
filed 2024-05-13
CIK 1101026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number: 001-40449

Zivo Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 East Long Lake Road, Ste. 100, Bloomfield Hills MI	48304
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 248-452-9866

______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ZIVO	OTCQB
Warrants to purchase shares of Common Stock, par value $0.001 per share	ZIVOW	OTC Pink

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

At May 10, 2024, there were 2,831,943 issued and outstanding shares of Common Stock of the registrant.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS:
Cash	$138,641	$274,380
Accounts receivable	3,735	3,735
Prepaid expenses	568,241	147,262
Total current assets	710,617	425,377
OTHER ASSETS:
Operating lease - right of use asset	73,721	98,280
Security deposit	32,058	32,058
Total other assets	105,779	130,338
TOTAL ASSETS	$816,396	$555,715

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
CURRENT LIABILITIES:
Accounts payable	$705,841	$993,090
Accounts payable – related party	211,170	172,670
Current portion of long-term operating lease	79,033	106,342
Convertible debentures payable	240,000	240,000
Loan Payable	460,053	-
Accrued interest	101,278	100,686
Accrued liabilities – employee bonus	1,287,920	1,148,770
Total current liabilities	3,085,295	2,761,558
LONG TERM LIABILITIES:	-	-
TOTAL LIABILITIES	3,085,295	2,761,558
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 25,000,000 and 25,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 2,789,655 and 2,382,356 issued and outstanding at March 31, 2024, and December 31, 2023, respectively	2,791	2,383
Additional paid-in capital	122,588,510	121,373,488
Accumulated deficit	(124,860,200)	(123,581,714)
Total stockholders’ equity (deficit)	(2,268,899)	(2,205,843)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$816,396	$555,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended March 31, 2024	Three Months ended March 31, 2023
REVENUES:
Product revenue	$35,720	$-
Total revenues	35,720	-

COSTS OF GOODS SOLD
Product costs	23,218	-
Total costs of goods sold	23,218	-

GROSS MARGIN	12,502	-

COSTS AND EXPENSES:
General and administrative	975,574	1,568,377
Research and development	312,767	401,797

Total costs and expenses	1,288,341	1,970,174

LOSS FROM OPERATIONS	(1,275,839)	(1,970,174)

OTHER (EXPENSE):
Interest expense	(2,648)	(2,968)
Total other expense	(2,648)	(2,968)

NET LOSS	$(1,278,486)	$(1,973,142)

BASIC AND DILUTED LOSS PER SHARE	$(0.47)	$(1.26)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	2,748,294	1,569,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDITED)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	1,569,943	$1,570	$115,792,338	$(115,804,530)	$(10,622)
Employee and director equity-based compensation	-	-	242,102	-	242,102
Net loss for the three months ended March 31, 2023	-	-	-	(1,973,142)	(1,973,142)
Balance, March 31, 2023	1,569,943	$1,570	$116,034,440	$(117,777,672)	$(1,741,662)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	2,382,356	$2,383	$121,373,488	$(123,581,714)	$(2,205,843)
Employee and director equity-based compensation	-	-	112,104	-	112,104
Private sales of common stock - other	350,633	351	972,193	-	972,544
Private sales of common stock – related party	56,666	57	130,725	-	130,782
Net loss for the three months ended March 31, 2024	-	-	-	(1,278,486)	(1,278,486)
Balance, March 31, 2024	2,789,655	$2,791	$122,588,510	$(124,860,200)	$(2,268,899)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
Cash Flows for Operating Activities:
Net loss		$(1,278,486)		$(1,973,142)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash lease expense		24,559		21,590
Employee and director equity-based compensation		112,104		242,102
Amortization of deferred R&D obligations participation agreements		-		(125,028)
Changes in assets and liabilities:
Prepaid expenses		(420,979)		(617,197)
Accounts payable		(287,249)		141,110
Accounts payable – related party		38,500		38,500
Lease liabilities		(27,309)		(23,069)
Accrued liabilities		139,742		166,161
Net cash (used in) operating activities		(1,699,118)		(2,128,973)

Cash Flows from Investing Activities:
Net cash from by investing activities		-		-

Cash Flow from Financing Activities:
Proceeds of loans payable, other		517,560		605,600
Payments of loans payable, other		(57,507)		(67,289)
Proceeds from private sales of common stock - other		972,544		-
Proceeds from private sales of common stock – related party		130,782		-
Net cash provided by financing activities		1,563,379		538,311

Increase (decrease) in cash		(135,739)		(1,590,662)
Cash at beginning of period		274,380		1,799,263
Cash at end of period		$138,641		$208,601

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest		$2,056		$2,377
Income Taxes	$		$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

6

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2024:

During the quarter ended March 31, 2024, the Company had no non-cash investing or financing transactions.

Three Months Ended March 31, 2023:

During the quarter ended March 31, 2023, the Company had no non-cash investing or financing transactions.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly owned subsidiaries (collectively, “we,” “our,” “us,” “ZIVO,” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto, included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 15, 2024.

Going Concern

The Company has incurred net losses since inception, experienced negative cash flows from operations for the quarter ended March 31, 2024, and has an accumulated deficit of $124,860,200. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. The Company intends to fund ongoing activities by utilizing its current cash on hand and by raising additional capital through equity and/or debt financings. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

NOTE 2 - DEBT

On March 5, 2024, the Company entered into a short-term unsecured loan agreement to finance a portion of the Company's directors' and officers', and employment practices liability insurance premiums. The note in the amount of $517,560 carries an 8.5% annual percentage rate and will be paid down in nine equal monthly payments of $59,562 beginning on March 10, 2024.  As of March 31, 2024, a principal balance of $460,053 remains outstanding.

On February 14, 2023, the Company entered into a short-term unsecured loan agreement to finance a portion of the Company's directors' and officers', and employment practices liability insurance premiums. The note in the amount of $605,600 carries a 8.4% annual percentage rate and will be paid down in nine equal monthly payments of $69,666 beginning on March 10, 2023.  As of November 9, 2023, the loan was fully paid.

NOTE 3 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS

For the three months ended March 31, 2024 and 2023, the Company recognized $0 and $125,030, respectively, as a contra R&D expense related to personnel and third-party expenses to develop the subject technology, respectively. For the three months ended March 31, 2024 and 2023, $0 and $31,274, respectively, of this total contra R&D expense was attributed to deferred R&D obligations funded by a related party.

NOTE 4 – STOCKHOLDERS' EQUITY

Equity Sales

During the quarter ended March 31, 2024, the Company sold common stock in 20 private unregistered transactions resulting in total proceeds of $1,103,326 and the issuance of 407,299 shares of common stock.  Included in the totals are 56,666 shares of common stock sold to related parties for proceeds of $130,782. The Company had no sales of common stock in the quarter ended March 31, 2023.

Equity Compensation

For the quarter ended March 31, 2024, the Company recognized expense of $112,104 for equity compensation to members of the Board of Directors and certain employees.  The total expense amount was related to equity awards from prior periods as no new equity awards were granted in the quarter.  $34,648 of the total expense for the quarter was related to R&D and the remaining $77,456 was for G&A.

For the quarter ended March 31, 2023, the Company expensed $242,102 for equity compensation to members of the Board of Directors and certain employees.  The total expense amount was related to equity awards from prior periods as no new equity awards were granted in the quarter.  $77,383 of the total expense for the quarter was related to R&D and the remaining $164,719 was for G&A.

 NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

At March 31, 2024, the Company had compensation agreements with its President / Chief Executive Officer, and Chief Financial Officer.

Legal Contingencies

The Company may become a party to litigation in the normal course of business. In the opinion of management, there are no pending legal matters involving the Company that would have a material adverse effect upon the Company’s financial condition, results of operation or cash flows.

NOTE 6 - INCOME TAX

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

Income tax expense for the three months ended March 31, 2024 and 2023 is based on the estimated annual effective tax rate. Based on the Company’s effective tax rate and full valuation allocation, tax expense is expected to be $0 for 2024.

NOTE 7 - SUBSEQUENT EVENTS

The Company sold and issued 42,288 shares of common stock in three private transactions on April 2, 2024, April 26, 2024, and May 7, 2024, to a related party investor for total proceeds of $330,000.

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

In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, “likely” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.

You should refer to the section entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements will prove to be accurate. No forward-looking statement is a guarantee of future performance.

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

Results of Operations for the three months ended March 31, 2024 and 2023

The following table summarizes ZIVO’s operating results for the periods indicated:

	Quarter ended March 31,
	2024	2023
Total revenues	$35,720	$-
Total costs of goods sold	23,218	-
Gross margin	12,502	-
Costs and expenses:
Research and development	312,767	401,797
General and administrative	975,574	1,568,377
Total costs and expenses	1,288,341	1,970,174
Loss from operations	(1,275,839)	(1,970,174)
Other (expense)
Interest expense	(2,648)	(2,968)
Total other expense	(2,648)	(2,968)
Net loss	$(1,278,486)	$(1,973,142)

Revenue

During the three months ended March 31, 2024, the Company recorded commercial revenue relating to sales of the Company’s dried algal biomass product as a human food or food ingredient. The $35,720 for the quarter ending March 31, 2024 is an increase over the $0 in revenue in the same quarter in the comparable prior year. The Company started selling its algal biomass product in the second quarter of 2023; as a result, the $35,720 increase is due to no recorded revenue in the three months ended March 31, 2023.

Costs of Goods Sold

Cost of goods sold for the quarter ended March 31, 2024 was $23,218. This is $23,218 higher than the same period last year, attributable to product volume as no product was shipped in the comparable prior year period.

General and Administrative Expenses.

General and administrative expenses were approximately $975,000 for the three months ended March 31, 2024, as compared to approximately $1.6 million for the comparable prior period. The $590,000 decrease versus the same quarter last year was primarily driven by a $55,000 decrease in labor expenses, a $485,000 reduction in professional fees, and a $50,000 decrease in other overhead. Labor related decreases of $55,000 included lower non-cash equity-based compensation of $80,000 versus the prior year period, partially offset by $25,000 increase in benefits expense. Professional services were $485,000 lower in the period ending March 31, 2024 versus the prior year primarily driven by lower legal and accounting expenses versus the same period last year when the Company incurred higher professional services as part of its funding activities. Other overhead decreased by $50,000 driven by $20,000 lower D&O insurance premiums, $20,000 lower travel expenses, and $10,000 lower listing fees as the Company changed to the OTC markets.

Research and Development Expenses

For the three months ended March 31, 2024, the Company incurred roughly $300,000 in R&D expenses, as compared to roughly $400,000 for the comparable period in 2023. In the three months ended March 31, 2024, the Company’s research and development spending included no amortization of deferred R&D obligations for the participation agreements compared to approximately $125,000 in the comparable prior year period.  (See Note 3: Deferred R&D Obligations - Participation Agreements)

In the quarter ended March 31, 2024, excluding this amortization, the Company had gross R&D spending of approximately $300,000; a $215,000 decrease in spending from the first quarter of 2023. Of these costs in 2024, $300,000 is for salary related cost, a decrease of approximately $30,000 from the prior year. The decrease is fully explained by lower stock-related compensation costs. Third party research and development spending and other expenses of $15,000 was about $180,000 lower from the prior year.

	Quarter ended March 31, 2024	Quarter ended March 31, 2023
Labor and other internal expenses	$297,914	$333,359
External research expenses	14,853	193,468
Total gross R&D expenses	312,767	526,827
Less contra-expense for amortization of deferred R&D obligation - participation agreements	-	(125,030)
Research and development	$312,767	$401,797

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

Liquidity and Capital

As of March 31, 2024, our principal source of liquidity consisted of cash of $138,641. The Company expects to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses. The sources of cash to date have been limited proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans. In the three months ended March 31, 2024, the Company raised approximately $1.1 million from direct sale of 407,299 shares of common stock in private transactions to qualified individuals.  The shares were priced at the prior day’s closing price of the common stock on the OTCQB market.

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

Funding Requirements

Management has noted the existence of substantial doubt about our ability to continue as a going concern. Our existing cash will not be sufficient to fund our operating expenses through at least twelve months from the date of this filing. To continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

Our material cash requirements relate to the funding of our ongoing product development, accounts payable, and accrued expenses including executive and employee bonuses. The development of our product candidates is subject to numerous uncertainties, and we could use our cash resources sooner than we expect. Additionally, the process of development is costly, and the timing of progress in pre-clinical tests and clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving further regulatory approvals and achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Statement of Cash Flows

Cash Flows from Operating Activities. During the three months ended March 31, 2024, our operating activities used $1.7 million in cash, a decrease of cash used of roughly $400,000 from the comparable prior period when the Company used approximately $2.1 million for operating activities. For the quarter ended March 31, 2024, the Company experienced a $700,000 lower net loss and spent $200,000 less in prepaid expenses primarily for directors’ and officers’ insurance, these favorable cash uses versus last year period were partially offset by $400,000 of cash used to lower the Company’s accounts payable obligations.

Cash Flows from Investing Activities. During the three months ended March 31, 2024 and 2023, there were no investing activities.

Cash Flows from Financing Activities. During the three months ended March 31, 2024, our financing activities generated approximately $1.6 million, an increase of approximately $1.1 million from the comparable prior period when the Company generated approximately $540,000 from financing activities. The Company, in the quarter ended March 31, 2024, raised $1.1 million from private sales of common stock, this was partially lessened by $88,000 as a result of  net proceeds of $517,560 from the establishment of a short-term loan which was lower than the $605,600 loan in  the first quarter of 2023. The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(1,699,118)	$(2,128,973)
Investing activities	-	-
Financing activities	1,563,379	538,311
Net increase (decrease) in cash and cash equivalents	$(135,739)	$(1,590,662)

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

Critical Accounting Policies and Significant Judgments and Estimates

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

For a discussion of our critical accounting estimates, please read Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer, as our principal executive officer, and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as the material weaknesses identified as of December 31, 2023 in our Annual Report on Form 10-K and described below, continue to exist as of March 31, 2024.

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

Material Weaknesses in Internal Control Over Financial Reporting

Management has determined that the Company had the following material weaknesses in its internal control over financial reporting:

Control Environment, Risk Assessment, and Monitoring

As previously discussed in our Annual Report for the year ended December 31, 2023, management had concluded that our internal control over financial reporting was not effective as of December 31, 2023 , due to: (i) lack of structure and responsibility, insufficient number of qualified resources, and inadequate oversight and accountability over the performance of controls, (ii) ineffective identification and assessment or risks impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

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

Based on the assessment and identification of the material weaknesses described above, management has concluded that, as of March 31, 2024, our internal control over financial reporting was not effective and could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

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

17

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

•

Reassessing and formalizing the design of certain accounting and information technology policies relating to security and change management controls, including user access reviews, including assessing the need for implementing a more robust information technology system; and

•

Continuing to enhance and formalize our accounting, business operations, and information technology policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures.

Changes in Internal Control Over Financial Reporting

Except for the remediation actions discussed above, there was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ending March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business.

In our opinion, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. You should carefully consider the risks and uncertainties described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all securities that we have issued since January 1, 2024 without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Common Stock:

Name	Form	Date	Amount Received	Common Stock Shares
Mark Strome Living Trust	Purchase of Common Stock	2-Jan-24	$125,000	100,000
David Mendelson	Purchase of Common Stock	3-Jan-24	$60,000	50,000
Javid Malik	Purchase of Common Stock	8-Jan-24	$25,000	8,865
Ozzy Naser	Purchase of Common Stock	9-Jan-24	$45,000	15,570
Chitayat-Mahboubian Family Trust	Purchase of Common Stock	9-Jan-24	$72,250	25,000
Mark Strome Living Trust	Purchase of Common Stock	9-Jan-24	$216,750	75,000
Geroge Family Fund	Purchase of Common Stock	10-Jan-24	$47,544	14,584
Mansour GST Trust	Purchase of Common Stock	10-Jan-24	$25,000	7,668
Mendelson Family Trust	Purchase of Common Stock	16-Jan-24	$75,000	18,656
Mendelson Family Trust	Purchase of Common Stock	22-Jan-24	$30,000	4,512
David Mendelson	Purchase of Common Stock	22-Jan-24	$30,000	4,512
Mullally Trust	Purchase of Common Stock	22-Jan-24	$20,000	3,008
Terry Farida	Purchase of Common Stock	24-Jan-24	$51,000	5,000
Johnny Karmo	Purchase of Common Stock	24-Jan-24	$25,000	2,450
David Mendelson	Purchase of Common Stock	31-Jan-24	$30,000	3,792
David Mendelson	Purchase of Common Stock	27-Mar-24	$60,000	7,500
Mendelson Family Trust	Purchase of Common Stock	28-Mar-24	$35,000	4,516

Common Stock – Related Parties:

Name	Form	Date	Amount Received	Common Stock Shares
Alison Cornell	Purchase of Common Stock	3-Jan-24	$50,000	41,666
HEP Investments, LLC	Purchase of Common Stock	5-Jan-24	$25,000	8,802
HEP Investments, LLC	Purchase of Common Stock	6-Mar-24	$55,782	6,198
HEP Investments, LLC	Purchase of Common Stock	2-Apr-24	$100,000	13,333
HEP Investments, LLC	Purchase of Common Stock	26-Apr-24	$100,000	12,500
HEP Investments, LLC	Purchase of Common Stock	7-May-24	$130,000	16,455

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 22, 2011)

3.2	Certificate of Amendment to Articles of Incorporation dated October 16, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant's Current Report on Form 10-Q filed on November 14, 2014)

3.3	Certificate to Amendment dated May 28, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 8-K filed on June 2, 2022)

3.4	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 14, 2022)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.
Date: May 13, 2024

	By:	/s/ John B. Payne
John B. Payne
Chief Executive Officer

	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer

