Form 10-Q
period 2024-06-30
Zivo Bioscience, Inc.
filed 2024-08-14
CIK 1101026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

At August 9, 2024, there were 3,366,112 issued and outstanding shares of Common Stock of the registrant.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

Page 2 of 30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS:
Cash	$2,466	$274,380
Accounts receivable	-	3,735
Prepaid expenses	492,661	147,262
Total current assets	495,127	425,377
OTHER ASSETS:
Operating lease - right of use asset	48,403	98,280
Security deposit	32,058	32,058
Total other assets	80,461	130,338
TOTAL ASSETS	$575,588	$555,715

CURRENT LIABILITIES:
Accounts payable	$1,093,469	$993,090
Accounts payable – related party	79,405	172,670
Customer deposits	15,000	-
Current portion of long-term operating lease	50,920	106,342
Convertible debentures payable	240,000	240,000
Loan Payable	287,533	-
Accrued interest	101,876	100,686
Accrued liabilities – employee bonus	1,002,999	1,148,770
Total current liabilities	2,871,202	2,761,558
LONG TERM LIABILITIES:	-	-
TOTAL LIABILITIES	2,871,202	2,761,558
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 25,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 3,319,032 and 2,382,356 issued and outstanding at June 30, 2024, and December 31, 2023, respectively	3,319	2,382
Additional paid-in capital	130,797,635	121,373,488
Accumulated deficit	(133,096,568)	(123,581,714)
Total stockholders’ equity (deficit)	(2,295,614)	(2,205,844)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$575,588	$555,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page 3 of 30

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended June 30, 2024	For the Three Months ended June 30, 2023	For the Six Months ended June 30, 2024	For the Six Months ended June 30, 2023
REVENUES:
Product revenue	$-	$4,050	$35,720	$4,050
Total revenues	-	4,050	35,720	4,050

COSTS OF GOODS SOLD
Product costs	-	701	23,218	701
Total cost of goods sold	-	701	23,218	701

GROSS MARGIN	-	3,349	12,502	3,349

COSTS AND EXPENSES:
General and Administrative	5,977,277	1,385,102	6,952,851	2,953,478
Research and Development	2,252,325	442,113	2,565,092	843,910

Total costs and expenses	8,229,602	1,827,215	9,517,943	3,797,388

LOSS FROM OPERATIONS	(8,229,602)	(1,823,866)	(9,505,441)	(3,794,039)

OTHER (EXPENSE):
Interest expense	(6,766)	(31,793)	(9,413)	(34,762)
Amortization of debt discount	-	(214,913)	-	(214,913)
Total other expense	6,766	246,706	9,413	249,675

NET LOSS	$(8,236,368)	$(2,070,572)	$(9,514,854)	$(4,043,714)

BASIC AND DILUTED LOSS PER SHARE	$(2.78)	$(1.32)	$(3.31)	$(2.58)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	2,961,606	1,569,943	2,875,631	1,569,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page 4 of 30

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(UNAUDITED)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2023	1,569,943	$1,570	$116,034,440	$(117,777,672)	$(1,741,662)
Employee and director equity-based compensation	-	-	227,808	-	227,808
Warrants issued with related party notes	-	-	439,594	-	439,594
Net loss for the three months ended June 30, 2023	-	-	-	(2,070,572)	(2,070,572)
Balance, June 30, 2023	1,569,943	$1,570	$116,701,842	$(119,848,244)	$(3,144,832)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2024	2,789,655	$2,790	$122,588,510	$(124,860,200)	$(2,268,900)
Employee and director equity-based compensation	445,490	445	7,549,210	-	7,549,655
Private sales of common stock – related party	83,887	84	659,915	-	659,999
Net loss for the three months ended June 30, 2024	-	-	-	(8,236,368)	(8,236,368)
Balance, June 30, 2024	3,319,032	$3,319	$130,797,635	$(133,096,568)	$(2,295,614)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page 5 of 30

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(UNAUDITED)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	1,569,943	$1,570	$115,792,337	$(115,804,530)	$(10,622)
Employee and director equity-based compensation	-	-	469,911	-	469,911
Warrants issued with related party notes	-	-	439,594	-	439,594
Net loss for the six months ended June 30, 2023	-	-	-	(4,043,714)	(4,043,714)
Balance, June 30, 2023	1,569,943	$1,570	$116,701,842	$(119,848,244)	$(3,144,832)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	2,382,356	$2,382	$121,373,488	$(123,581,714)	$(2,205,844)
Employee and director equity-based compensation	445,490	445	7,661,314	-	7,661,759
Private sales of common stock	350,633	351	972,193	-	972,544
Private sales of common stock – related party	140,553	141	790,640	-	790,781
Net loss for the six months ended June 30, 2024	-	-	-	(9,514,854)	(9,514,854)
Balance, June 30, 2024	3,319,032	$3,319	$130,797,635	$(133,096,568)	$(2,295,614)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page 6 of 30

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
Cash Flows for Operating Activities:
Net loss		$(9,514,854)		$(4,043,714)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash lease expense		49,877		44,041
Employee and director equity-based compensation		7,661,759		469,911
Amortization of deferred R&D obligations participation agreements		-		(434,430)
Amortization of debt discount		-		214,913
Changes in assets and liabilities:
Prepaid expenses		(345,399)		(406,592)
Customer deposits		15,000		-
Accounts receivable		3,735		(2,956)
Accounts payable		100,379		378,655
Accounts payable – related party		(93,265)		95,670
Lease liabilities		(55,422)		(47,570)
Accrued liabilities		(144,582)		617,432
Net cash (used in) operating activities		(2,322,772)		(3,114,640)

Cash Flows from Investing Activities:
Net cash from by investing activities		-		-

Cash Flow from Financing Activities:
Proceeds of loans payable, other		517,560		605,600
Payments of loans payable, other		(230,027)		(269,156)
Proceeds of note payable, related party		-		1,000,000
Proceeds from private sales of common stock - other		972,544		-
Proceeds from private sales of common stock – related party		790,781		-
Net cash provided by financing activities		2,050,858		1,336,444

Increase (decrease) in cash		(271,914)		(1,778,196)
Cash at beginning of period		274,380		1,799,263
Cash at end of period		$2,466		$21,067

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest		$8,223		$7,131
Income Taxes	$		$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page 7 of 30

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2024:

During the six months ended June 30, 2024, the Company exchanged $172,670 in accounts payable to related parties for 261,619 shares of common stock (see NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT) – Equity Compensation – Restricted Stock Awards – Stock Award in Lieu of Unpaid Directors’ Fees).  In addition, the Company exchanged options to buy 50,251 shares of common stock for an accrued bonus payable of $400,000 to the Company’s CEO (see NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT) – Equity Compensation – Common Stock Options – CEO 2023 Equity Award).

Six Months Ended June 30, 2023:

During the six months ended June 30, 2023, the Company had no non-cash investing or financing transactions.

Page 8 of 30

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

Going Concern

The Company has incurred net losses since inception, experienced negative cash flows from operations for the quarter ended June 30, 2024, and has an accumulated deficit of $133,096,568. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company, from time to time, issues restricted common stock awards or grants common stock options to its employees, consultants and board members. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period. Issuances of restricted common stock are valued at the closing market price on the date of issuance and the fair value of any stock option or warrant awards is calculated using the Black Scholes option pricing model and employing the simplified term method as the Company does not have a historical basis to determine the expected term. The Company expenses the awards based on the vesting schedule as detailed pursuant to each individual award agreement. The Company records forfeiture of options when they occur.

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

Page 9 of 30

NOTE 3 - DEBT

On March 5, 2024, the Company entered into a short-term unsecured loan agreement to finance a portion of the Company's directors' and officers', and employment practices liability insurance premiums. The note in the amount of $517,560 carries an 8.5% annual percentage rate and will be paid down in nine equal monthly payments of $59,562 beginning on March 10, 2024.  As of June 30, 2024, a principal balance of $287,533 remains outstanding.

On February 14, 2023, the Company entered into a short-term unsecured loan agreement to finance a portion of the Company's directors' and officers', and employment practices liability insurance premiums. The note in the amount of $605,600 carried an 8.4% annual percentage rate and was paid down in nine equal monthly payments of $69,666 beginning on March 10, 2023.  As of November 9, 2023, the loan was fully paid.

NOTE 4 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS

For the three months ended June 30, 2024 and 2023, the Company recognized $0 and $309,400, respectively, as a contra R&D expense related to personnel and third-party expenses to develop the subject technology, respectively. For the three months ended June 30, 2024 and 2023, $0 and $77,391, respectively, of this total contra R&D expense was attributed to deferred R&D obligations funded by related parties.

For the six months ended June 30, 2024 and 2023, the Company recognized $0 and $434,430, respectively, as a contra R&D expense related to personnel and third-party expenses to develop the subject technology, respectively. For the six months ended June 30, 2024 and 2023, $0 and $108,665, respectively, of this total contra R&D expense was attributed to deferred R&D obligations funded by related parties.

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

Equity Sales

During the three months ended June 30, 2024, the Company sold common stock in 9 private unregistered transactions to related parties resulting in total proceeds of $659,999 and the issuance of 83,887 shares of common stock.  The Company had no sales of common stock in the three months ended June 30, 2023.

During the six months ended June 30, 2024, the Company sold common stock in 29 private unregistered transactions to investors resulting in total proceeds of $1,763,325 and the issuance of 491,186 shares of common stock.  Included in the totals are 140,553 shares of common stock sold to related parties for proceeds of $790,781. The Company had no sales of common stock in the six months ended June 30, 2023.

Warrants

In the three months ended June 30, 2024 the Company issued 698 warrants to an investor under a board approved private fund raising program.

Equity Compensation

Stock Based Compensation

For the quarter ended June 30, 2024, the Company recognized expense of $7,549,655 for equity compensation to members of the Board of Directors and certain employees for restricted stock awards and option grants.  The total expense amount was related to new equity grants in the present period plus equity awards from prior periods.  $2,025,580 of the total expense for the quarter was related to R&D and the remaining $5,524,075 was for G&A. During the three months ended June 30, 2023, 65,268 options were granted to directors of the Company.  The Company recorded compensation expense for issued grants during the three months ended June 30, 2023 of $227,808.

For the six months ended June 30, 2024, the Company expensed $7,661,759 for equity compensation to members of the Board of Directors and certain employees for restricted stock awards and option grants.  The total expense amount was related to new equity grants in the present period plus equity awards from prior periods.  $2,060,228 of the total expense for the quarter was related to R&D and the remaining $5,601,531 was for general and administrative expenses (G&A). During the six months ended June 30, 2023, 65,268 were granted to directors and employees of the Company. As a result of these and previous grants, the Company recorded compensation expense of $469,911 for this period.

Restricted Stock Awards

During the three months and six months ended June 30, 2024 the Board of Directors awarded 445,490 Restricted Stock Awards (RSA) to the non-employee directors of the Company under the Equity Incentive Plan for Non-Employee Directors.  Of this total 18,819 RSA were issued to non-employee directors on June 11, 2024 pursuant to the Amended Non-Employee Director Compensation Policy whereby each non-employee director receives $50,000 in value of RSA calculated from the closing price of the Company’s common stock on that day. The RSA vest 25% on each of the 3 month, 6 month, and 9 month anniversaries of the award, and 25% on the day prior to the Company's 2025 annual shareholder meeting. For quarter ended June 30, 2024, the Company recognized $16,188 in directors compensation expense for these awards. The remaining 426,671 RSA were awarded by the Board to the non-employee directors of the Board under several Board approved equity compensation actions.

Director Stock Option Replacement Program

The Company had issued stock options to its non-employee directors pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides that the Board may cancel outstanding options and make a substitute grant of new options or other equity-based awards under the 2021 Plan or another equity plan of the Company (the “Director Stock Option Replacement Program”). On June 5, 2024, pursuant to the Director Stock Option Replacement Program, 127,364 shares of restricted stock were granted under the Director Equity Plan to replace all 62,451 outstanding options that were previously granted to non-employee directors under the 2021 Plan. Replacement shares were granted under the newly established Equity Incentive Plan for Non-Employee Directors.  The RSA vested immediately on the date of the grant.  The Company recognized $678,268 of expense in the three months ended June 30, 2024.

Page 10 of 30

Stock Award Grant

On May 31, 2024, the Board granted common stock RSAs with a value of $300,000 under the Director Equity Plan to director Alison Cornell. The 37,688 RSA shares awarded were determined based on the closing price of the Company’s stock on the date of grant of $7.96 per share. The Board determined that this award to Ms. Cornell is an award for special or extraordinary services and was exempt from the annual limitation on awards to non-employee directors set forth in the Director Equity Plan.

Stock Award in Lieu of Unpaid Directors’ Fees

On May 31, 2024, the Board approved a Stock in Lieu of Unpaid Director's fees that would allow for the granting of a total of 261,619 common stock RSAs to the non-employee Board members in lieu of unpaid non-employee director service fees earned during the calendar year ending December 31, 2023.  In aggregate the Company owed the three non-employee board members $172,670 in fees.  These unpaid amounts were grossed up for taxes at an assumed tax rate of 45% and the number of shares was determined based on the Company’s closing stock price on December 29, 2023 of $1.20 per share.

The value of the shares granted to the non-employee directors pursuant to this exchange of stock in lieu of unpaid cash fees were exempted from the annual limitation of awards to non-employee directors set forth in the Director Equity Plan. These shares awards will be issued under the Director Equity Plan and will be subject to provisions thereof.  The RSA issued under this program vested 50% immediately on the date of grant, and the remaining 50% will vest on January 1, 2025.

The Company determined the value of these awards based on the market price on the grant date of $7.96 per share and recognized $1,160,832 of expense in the three months ended June 30, 2024, for the vested portion of these awards in lieu of unpaid directors fees, and at the same time wrote off $172,670 in related party accounts payable.

No RSA was issued by the Company in the three months and six months ended June 30, 2023.

Common Stock Options

During the three months and six months ended June 30, 2024, the Company awarded options underlying 1,031,425 shares of common stock to executives and employees under the 2021 Plan.  The Company recognized compensation expense for these awards and options that were previously granted to executives and employees of $5,394,367 and $5,487,178 for the three month and six month periods ended June 30, 2024, respectively.

CEO 2023 Equity Award

On June 5, 2024, the Board awarded 50,251 common stock options to the Company’s Chief Executive Officer in exchange for a prior agreed to cash payment yet unpaid in the amount of $400,000.  The strike price of $7.96 was set as the closing market price on the grant date and the options vested immediately upon issuance.  The Company used the Black Scholes option pricing model to determine the compensation expense of $338,815 for the award grant. The Black Scholes pricing model used the following assumptions: term of 5 years; volatility 122.46%; annual rate of dividends 0%; discount rate 4.29%.

Employee Stock Option Replacement Program

On June 5, 2024, pursuant to the Employee Stock Option Replacement Program, 981,174 common stock option shares were approved by the Board of Directors from the 2021 Plan to replace all 230,064 outstanding options that were previously granted to executive and employees under both the 2019 Plan and the 2021 Plan. Replacement shares were granted under the existing 2021 Plan. The Company used the Black Scholes option pricing model to determine the compensation expense of $5,055,552 for these award grants for the three months ending June 30, 2024. The Company determined the new options awarded under the Employee Stock Option Replacement Program to be modifications of existing awards and as such the Company will account for the awards by continuing to expense the original option awards as well as expensing the value of the new awards less the value of the old awards revalued at the conditions at the time of new awards. The Company valued the new awards using the Black Scholes pricing model with the following assumptions: option agreement term of 10 years; volatility 122.46%; annual rate of dividends 0%; discount rate 4.29%.

In the three months ending June 30, 2023, 10,878 options were granted to directors of the Company.  The Company recorded compensation expense for issued grants during the three months ended June 30, 2023 and for previous grants in the amount of $227,808 for this period. During the six months ended June 30, 2023, 10,878 stock options were granted to directors of the Company. As a result of these and previous grants, the Company recorded compensation expense of $469,911 in that six month period.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,
	2024	2023
Expected volatility	122.46%	112.28%
Expected dividends	-	-
Expected term	5.0-5.2 years	5.3 years
Risk free rate	4.29%	3.88%

Page 11 of 30

	Six Months Ended June 30,
	2024	2023
Expected volatility	122.46%	112.28%
Expected dividends	-	-
Expected term	5.0-5.2 years	5.3 years
Risk free rate	4.29%	3.88%

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

Equity Incentive Plan for Non-Employee Directors

On May 31, 2024, the Board of Directors adopted the 2024 Equity Incentive Plan for Non-Employee Directors (the “Director Equity Plan”).  Material features of the Director Equity Plan are:

•

The maximum number of shares of common stock to be issued under the Director Equity Plan is 875,000 shares, which number will automatically increase on January 1 of each year commencing on January 1, 2025, in an amount equal to 5% of the total number of shares of the Common Stock outstanding on December 31 of the preceding year.

•

Shares reacquired by the Company to satisfy the exercise, strike or purchase price of any award or any shares that are reacquired to satisfy a tax withholding obligation in connection with the award will be added back to the share reserve under the Director Equity Plan. The withholding of shares that would otherwise be issued by the Company to satisfy the exercise, strike or purchase price of an award or the withholding of shares that would otherwise be issued by the Company to satisfy a tax withholding obligation in connection with an award will not be added back to the share reserve.

•	The award of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards is permitted.
•

The aggregate value of all compensation granted or paid to any non-employee director with respect to any calendar year, including awards granted and cash fees paid by the Company to such non-employee director, will not exceed $750,000 in total value or, in the event such non-employee director is first appointed or elected to the Board during such calendar year, $1,000,000 in total value. These annual limits do not apply to (i) any awards made to replace stock options that were cancelled by the Board, (ii) awards made to a non-employee director for special or extraordinary services, as determined by the Board, or (iii) awards made in 2024 to compensate non-employee directors for services performed in 2023.

•	All awards granted under the Director Equity Plan are subject to recoupment in accordance with the Company’s clawback policy.

Page 12 of 30

Non-employee directors are eligible to participate in the Director Equity Plan. As of June 30, 2024, 429,510 shares remain available to be issued under the Director Equity Plan.

The foregoing description of the Director Equity Plan is qualified in its entirety by reference to the full text of the Director Equity Plan, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

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

Subject to adjustment as described in the 2021 Plan, the aggregate number of shares of common stock available for issuance under the 2021 Plan is initially set at 1,000,000 shares; this number is automatically increased each January 1st by an amount equal to 5% of the number of common stock shares outstanding at that date, resulting in an increase in available shares under the 2021 Plan at January 1, 2024 of 119,117. On May 31, 2024, the Company’s Board of Directors amended the 2021 Plan such that the total number of shares of common stock available for issuance under the 2021 Plan would be 1,000,000 as of that date, an additional increase of 789,324 shares.

On June 5, 2024, pursuant to a proposed equity compensation exchange approved by the Board of Directors, various option awards underlying 292,515 shares of common stock were forfeited by employees and members of the Board of Directors in exchange for replacement equity awards as approved by the Board of Directors. As of June 30, 2024, 1,031,425 options have been issued under the 2021 Plan, and 261,090 shares remained available for issuance.

2019 Omnibus Long-Term Incentive Plan

Prior to the adoption of the 2021 Equity Incentive Plan, the Company maintained a 2019 Omnibus Long-Term Incentive Plan (the “2019 Plan”). Following the approval by the shareholders of the 2021 Plan, no additional awards have been or will be made under the 2019 Plan. As of June 30, 2024, all options issues under the 2019 Plan have been forfeited and no options remain outstanding.  On May 31, 2024 the Company’s Board of Directors formally terminated the 2019 Plan.

Common Stock Options

A summary of the status of the Company’s options issued under the Company’s equity incentive plans is presented below. As of June 30, 2024 there is no intrinsic value in any of the Company's outstanding options as the market price of the Company's common stock is in all cases lower than the exercise price of options:

	June 30, 2024		June 30, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	292,515	$35.56	281,637	$36.29
Forfeited	(292,515)	35.56	-	-
Issued	1,031,425	7.96	10,878	16.74
Outstanding, end of period	1,031,425	$7.96	292,515	$35.56

Options outstanding and exercisable by price range as of June 30, 2024, were as follows:

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Range of Exercise Price	Number	Weighted Average Exercise Price
$6.00-11.99	1,031,425	9.83	$6.00-11.99	1,031,425	$7.96

	1,031,425	9.83		1,031,425	$7.96

Common Stock Warrants - Unregistered

A summary of the status of the Company’s unregistered warrants is presented below:

	June 30, 2024		June 30, 2023
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	671,448	$21.59	267,013	$47.10
Issued	698	7.87	65,000	17.46
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(10,624)	48.00	(99,753)	46.20
Outstanding, end of period	661,522	$21.15	232,260	$39.18

Page 13 of 30

Unregistered warrants outstanding and exercisable by price range as of June 30, 2024, were as follows:

Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$6.00-11.99	698	5.00	$6.00-11.99	698	7.87
12.00-17.99	564,376	2.43	12.00-17.99	564,376	16.88
30.00-35.99	36,800	1.92	30.00.35.99	36,800	33.00
36.00-41.99	5,309	0.24	36.00-41.99	5,309	38.40
48.00-53.99	14,026	0.42	48.00-53.99	14,026	49.07
54.00-55.99	38,543	1.20	54.00-55.99	38,543	57.60
60.00-65.99	281	1.87	60.00-65.99	281	62.40
66.00-71.99	656	1.57	66.00-71.99	656	67.20
84.00-89.99	833	0.49	84.00-89.99	833	86.40
	661,522	2.27		661,522	$21.15

Common Stock Warrants - Registered

A summary of the status of the Company’s registered warrants is presented below:

	June 30, 2024		June 30, 2023
	Number of Registered Warrants	Weighted Average Exercise Price	Number of Registered Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	495,917	$33.00	495,917	$33.00
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	495,917	$33.00	495,917	$33.00

Registered warrants outstanding and exercisable by price range as of June 30, 2024, were as follows:

Outstanding Registered Warrants			Exercisable Registered Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$33.00	495,917	1.93	$33.00	495,917	33.00

Page 14 of 30

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

At June 30, 2024, the Company had compensation agreements with its President / Chief Executive Officer, and Chief Financial Officer.

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

Income tax expense for the three months and six months ended June 30, 2024 and 2023 is based on the estimated annual effective tax rate. Based on the Company’s effective tax rate and full valuation allocation, tax expense is expected to be $0 for 2024.

NOTE 8 - SUBSEQUENT EVENTS

The Company sold and issued common stock and warrants in three private transactions since July 1, 2024, the first for 20,000 common shares and 2,000 warrant shares to an investor for proceeds of $156,800, the second for 2,080 common shares and 208 warrant shares to a related party for $16,752 in proceeds, and the third of 25,000 common shares and 2,500 warrant shares to an investor for $201,250 in proceeds.

Page 15 of 30

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

Page 16 of 30

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

Page 17 of 30

Results of Operations for the three months ended June 30, 2024 and 2023

The following table summarizes ZIVO’s operating results for the periods indicated:

	Quarter ended June 30,
	2024	2023
Total revenue:	$-	$4,050
Total cost of goods sold	-	701
Gross margin	-	3,349
Costs and expenses:
Research and development	2,252,325	442,113
General and administrative	5,977,277	1,385,102
Total costs and expenses	8,229,602	1,827,215
Loss from operations	(8,229,602)	(1,823,866)
Other (expense):
Total other expense	(6,766)	(246,706)
Net loss	$(8,236,368)	$(2,070,572)

Revenue

During the three months ended June 30, 2024, the Company recorded no commercial revenue relating to sales of the Company’s dried algal biomass product as a human food or food ingredient.  This is a $4,050 reduction from the same period last year. The $4,050 decrease is the result of no product volume sold in the three months ended June 30, 2024.  The Company experienced no product volume sold in the three months ended June 30, 2024 as our distribution partner was making material changes to their inventory, warehouse and shipping processes.

Costs of Goods Sold

Cost of goods sold for the quarter ended June 30, 2024 was $0.  This is $700 lower than the same period last year, attributable to product volume as no product was shipped in this the three months ending June 30, 2024.

General and Administrative Expenses

General and administrative expenses were approximately $6.0 million for the three months ended June 30, 2024, as compared to approximately $1.4 million for the comparable prior year period. The increase of approximately $4.6 million in general and administrative expense during 2024 is due to an increase in labor related expenses of $2.8 million, an increase in professional services of $1.9 million, partially offset by a $70,000 decrease in other overhead costs.  The $2.8 million increase in labor related costs is explained by a $3.2 million increase in non-cash equity related compensation awarded by the Board of Directors to certain Company employees; which was partially offset by a $400,000 reduction in bonus expense due an agreement between the Board and the CEO to exchange an unpaid cash bonus for common stock options.  The $1.9 million year over year increase in professional services expense is primarily due to equity compensation awarded to the Board of Directors totaling approximately $2.0 million, which was partially offset by lower legal and consulting expenses of approximately $100,000.  The $70,000 decrease in other overhead spending is attributable mostly to lower insurance, filing, and listing fees.

Research and Development Expenses

For the three months ended June 30, 2024, the Company incurred approximately $2.3 million in research and development expenses, as compared to approximately $440,000 for the comparable period in 2023.   In the quarter ended June 30, 2023, the Company’s research and development spending included approximately $309,400 of amortization of deferred research and development obligations for the participation agreements; there was no amortization of deferred research and development in the three months ending June 30, 2024.

Page 18 of 30

In the quarter ended June 30, 2024, excluding this amortization, the Company had gross research and development spending of approximately $2.3 million; a $1.5 million increase in spending from the second quarter of 2023. Of these costs in the second quarter of 2024, $2.2 million was attributable to labor and other internal research and development costs, an increase of approximately $1.9 million from the comparable prior year. The increase is entirely the result of higher non-cash equity compensation related costs. Third party research and development spending of approximately $10,000 was $420,000 lower than the comparable prior year period due to a pause in third party research studies.

	Quarter ended June 30,	Quarter ended June 30,
	2024	2023
Labor and other internal expenses	$2,245,261	$326,755
External research expenses	7,064	424,758
Total gross R&D expenses	2,252,325	751,513
Less contra-expense for amortization of deferred R&D obligation - participation agreements	-	(309,400)
Research and development	$2,252,325	$442,113

Results of Operations for the six months ended June 30, 2024 and 2023

The following table summarizes ZIVO’s operating results for the periods indicated:

	Six Months ended June 30,
	2024	2023
Total revenue:	$35,720	$4,050
Total costs of goods sold	23,218	701
Gross margin	12,502	3,349
Costs and expenses:
Research and development	2,565,092	843,910
General and administrative	6,952,851	2,953,478
Total costs and expenses	9,517,943	3,797,388
Loss from operations	(9,505,441)	(3,794,039)
Other (expense):
Total other expense	(9,413)	(249,675)
Net loss	$(9,514,854)	$(4,043,714)

Revenue

In the six months ended on June 30, 2024 the Company recorded commercial revenue of $35,720 for sales of the Company’s dried algal biomass product as a human food or food ingredient.  The $35,720 for the six months ending June 30, 2024 is an increase over the $4,050 in revenue in the same six month period ended June 30, 2023.  The approximately $30,000 increase is due to higher sales volumes.

Costs of Goods Sold

Cost of goods sold for the six months ended June 30, 2024 was $23,218.  This is approximately $22,000 higher than the same period last year, explained by the increase in sales volume.

General and Administrative Expenses

General and administrative expenses were approximately $7.0 million for the six months ended June 30, 2024, an increase from the $3.0 million in the comparable prior year period. The increase of approximately $4.0 million in general and administrative expense during 2024 is explained by higher labor related costs of approximately $2.8 million and $1.3 million of professional services, partially offset by a reduction in other overhead of $120,000.  The $2.8 million increase in labor related expenses is attributable to an increase in non-cash equity related employee compensation of $3.2 million partially offset by a reductions in bonus expense of $400,000.  Professional services expense increases of $1.3 million is due directors’ compensation increases of $1.9 million partially offset by lower legal ($420,000), accounting ($125,000) and consultants ($50,000) that were elevated in the six months ending June 30, 2023 as the Company undertook funding activities.  The approximately $120,000 reduction in other overhead is attributable to a $40,000 reduction in insurance expense, lower filing, and listing costs of $45,000, and a significant reduction in travel and entertainment expense of $25,000.

Page 19 of 30

Research and Development Expenses

For the six months ended June 30, 2024, the Company incurred approximately $2.6 million in research and development expenses, as compared to approximately $840,000 in the comparable period in 2023. In the six months ended June 30, 2024, the Company’s research and development spending included no amortization of deferred research and development, in the comparable prior year period approximately $430,000 of amortization of deferred research and development obligations for the participation agreements.

In the six months ended June 30, 2024, excluding this amortization, the Company had gross research and development spending of approximately $2.6 million; a $1.3 million increase in spending from the first half of 2023. Of these costs in the first half of 2024, approximately $2.5 million was related to labor and other internal lab costs, an increase of approximately $1.9 million from the comparable prior year, primarily attributable to an increase in non-cash compensation of $1.9 million. Third party research and development spending of approximately $20,000 was $590,000 lower than the comparable prior year period due to a pause in third party research studies.

	Six months ended June 30,	Six months ended June 30,
	2024	2023
Labor and other internal expenses	$2,543,176	$664,667
External research expenses	21,916	613,673
Total gross R&D expenses	2,565,092	1,278,340
Less contra-expense for amortization of deferred R&D obligation - participation agreements	-	(434,430)
Research and development	$2,565,092	$843,910

Capital Resources

As of June 30, 2024, ZIVO’s principal source of liquidity consisted of cash of $2,466. The Company expects to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses. The sources of cash to date have been limited proceeds from the issuance of notes with warrants, common stock with and without warrants and unsecured loans. In the six months ended June 30, 2024, the Company raised approximately $1.8 million from direct sale of 491,186 shares of common stock in private transactions to qualified individuals. The shares were priced at the prior day’s closing price of the common stock on the OTCQB market.

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

2023 and 2024 Private Direct Offerings

In November 2023, the Board of Directors approved a direct private offering to raise capital to fund the Company’s operations, the 2023 Private Offering.  The funding program targeted a small number of existing investors and offered common stock for to be purchased at the market price as reported on the OTCQB exchange.  Between December 5, 2023 and June 13, 2024 the Company sold 1,047,214 shares of stock in 37 separate transactions for proceeds of $2,348,325, an average of $2.24 per share.  Of this total, related parties participated in 15 transactions for the purchase of 571,257 shares of stock yielding proceeds to the Company of $1,220,781, an average of $2.14 per share. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

On June 10, 2024, the Board of Directors appointed a pricing committee of the board to establish an enhanced private direct offering which resulted in the 2024 Private Offering.  This funding program has a stock price based on the prior 30-day average closing price as reported on the OTCQB, and each investor will receive warrants to purchase common stock at a rate of 1 warrant share for every 10 common shares purchased.  The warrants have the same strike price as the common stock for each purchase agreement, have a life of five years, and have provisions to allow for a cashless exercise.  Since June 28, 2024, the Company has entered into 4 transactions under the 2024 Private Offering, resulting in the sale of 54,068 shares of commons stock and 5,406 warrant shares for proceeds of $429,802, an average of $7.95 per share. Two of these transactions were with related parties for 9,068 shares of common stock, 906 warrant shares, resulting in proceeds of $71,752.  None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Page 20 of 30

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

Our material cash requirements relate to the funding of our ongoing product development and for payment of significant levels of accounts payable and accrued executive and employee bonuses. The development of our product candidates is subject to numerous uncertainties, and we could use our cash resources sooner than we expect. Additionally, the process of development is costly, and the timing of progress in pre-clinical tests and clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving further regulatory approvals and achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Statement of Cash Flows

Cash Flows from Operating Activities. During the six months ended June 30, 2024, our operating activities used $2.3 million in cash, a decrease of cash used of approximately $800,000 from the comparable prior year period when the Company used approximately $3.1 million for operating activities. After adjusting the comparison period’s net income for non-cash expenses including equity-based compensation and amortization of lease liabilities, the Company incurred approximately $1.9 million less of additional cash net loss than in the comparable prior year period. In addition, for the six months ended June 30, 2024, the Company generated about $1.1 million less cash than the prior year period through decreases in working capital accounts.

Page 21 of 30

Cash Flows from Investing Activities. During the six months ended June 30, 2024 and 2023, there were no investing activities.

Cash Flows from Financing Activities. During the six months ended June 30, 2024, our financing activities generated approximately $2.1 million, an increase of approximately $800,000 from the comparable prior year period when the Company generated approximately $1.3 million from financing activities. In the six months ended June 30, 2024, the Company received net proceeds of $1.8 million from direct sales of common equity to investors, and raised a net $300,000 from proceeds of a short term financing agreement.  In the six months ending June 30, 2023, the Company received proceeds of $1.0 million from a term loan provided by a related party to the Company, and raised a net $300,000 from proceeds of a short term financing agreement.

	Six months ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(2,322,772)	$(3,114,640)
Investing activities	-	-
Financing activities	2,050,858	1,336,444
Net increase (decrease) in Cash	$(271,914)	$(1,778,196)

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

Page 23 of 30

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer, as our principal executive officer, and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as the material weaknesses identified as of December 31, 2023 in our Annual Report on Form 10-K and described below, continue to exist as of June 30, 2024.

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

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. As previously reported, we identified material weaknesses that continued to exist at December 31, 2023. In addition, in connection with the audit of our consolidated financial statements for the year ended December 31, 2023, we identified additional material weaknesses in internal control over financial reporting, as described below. The material weakness has not been remediated as of June 30, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Page 24 of 30

Material Weaknesses in Internal Control Over Financial Reporting

Management has determined that the Company had the following material weaknesses in its internal control over financial reporting:

Control Environment, Risk Assessment, and Monitoring

As previously discussed in our Annual Report for the year ended December 31, 2023, management had concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to: (i) lack of structure and responsibility, insufficient number of qualified resources, and inadequate oversight and accountability over the performance of controls, (ii) ineffective identification and assessment or risks impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

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

Based on the assessment and identification of the material weaknesses described above, management has concluded that, as of June 30, 2024, our internal control over financial reporting was not effective and could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

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

Page 25 of 30

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ending June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page 26 of 30

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all securities that we have issued beginning on April 1, 2024 without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Common Stock:

Name	Form	Date	Amount Received	Common Stock Shares
Strome Mezzanine Fund II LP	Purchase of Common Stock	07-Jul-24	$156,800.00	20,000
Strome Mezzanine Fund II LP	Purchase of Common Stock	24-Jul-24	$201,250.00	25,000

Common Stock – Related Parties:

Name	Form	Date	Amount Received	Common Stock Shares
HEP Investments, LLC	Purchase of Common Stock	2-Apr-24	$100,000.00	13,333
HEP Investments, LLC	Purchase of Common Stock	26-Apr-24	$100,000.00	12,500
HEP Investments, LLC	Purchase of Common Stock	7-May-24	$130,000.00	16,455
HEP Investments, LLC	Purchase of Common Stock	14-May-24	$60,000.00	7,662
HEP Investments, LLC	Purchase of Common Stock	30-May-24	$100,000.00	12,531
Chris Maggiore	Purchase of Common Stock	12-Jun-24	$29,999.08	3,764
HEP Investments, LLC	Purchase of Common Stock	13-Jun-24	$35,000.00	4,380
HEP Investments, LLC	Purchase of Common Stock	12-Jun-24	$50,000.00	6,274
HEP Investments, LLC	Purchase of Common Stock	28-Jun-24	$55,000.00	6,988
Chris Maggiore	Purchase of Common Stock	24-Jul-24	$16,751.64	2,080

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

Page 27 of 30

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Page 28 of 30

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

Page 29 of 30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.
Date: August 14, 2024

	By:	/s/ John B. Payne
John B. Payne
Chief Executive Officer

	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer

Page 30 of 30