Form 10-Q
period 2024-09-30
Zivo Bioscience, Inc.
filed 2024-11-14
CIK 1101026

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

At November 8, 2024, there were 3,546,335 shares of common stock issued and outstanding.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS:
Cash	$159,403	$274,380
Accounts receivable	27,794	3,735
Prepaid expenses	249,348	147,262
Total current assets	436,545	425,377
OTHER ASSETS:
Operating lease - right of use asset	22,305	98,280
Security deposit	36,739	32,058
Total other assets	59,043	130,338
TOTAL ASSETS	$495,587	$555,715

CURRENT LIABILITIES:
Accounts payable	$787,599	$993,090
Accounts payable – related party	136,261	172,670
Customer deposits	45,000	-
Current portion of long-term operating lease	22,027	106,342
Convertible debentures payable	240,000	240,000
Loan Payable	115,014	-
Accrued interest	102,481	100,686
Accrued liabilities – employee bonus	1,130,274	1,148,770
Total current liabilities	2,578,656	2,761,558
LONG TERM LIABILITIES:	-	-
TOTAL LIABILITIES	2,578,656	2,761,558
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 25,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 3,490,396 and 2,382,356 issued and outstanding at September 30, 2024, and December 31, 2023, respectively	3,490	2,382
Additional paid-in capital	133,278,605	121,373,488
Accumulated deficit	(135,365,164)	(123,581,713)
Total stockholders’ equity (deficit)	(2,083,069)	(2,205,843)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$495,587	$555,715

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended September 30, 2024	For the Three Months ended September 30, 2023	For the Nine Months ended September 30, 2024	For the Nine Months ended September 30, 2023
REVENUES:
Product revenue	$31,500	$11,800	$67,220	$15,850
Total revenues	31,500	11,800	67,220	15,850

COSTS OF GOODS SOLD
Product costs	22,050	7,670	45,268	8,371
Total cost of goods sold	22,050	7,670	45,268	8,371

GROSS MARGIN	9,450	4,130	21,952	7,479

COSTS AND EXPENSES:
General and Administrative	1,943,127	1,355,865	8,895,978	4,309,343
Research and Development	326,361	220,653	2,891,452	1,064,563

Total costs and expenses	2,269,487	1,576,518	11,787,430	5,373,906

LOSS FROM OPERATIONS	(2,260,037)	(1,572,388)	(11,765,478)	(5,366,427)

OTHER (EXPENSE)
Interest expense	(8,560)	(32,736)	(17,973)	(67,498)
Amortization of debt discount	-	(219,798)	-	(434,712)
Total other expense	(8,560)	(252,534)	(17,973)	(502,210)

NET LOSS	$(2,268,597)	$(1,824,922)	$(11,783,451)	$(5,868,637)

BASIC AND DILUTED LOSS PER SHARE	$(0.67)	$(1.05)	$(3.87)	$(3.64)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	3,410,444	1,735,887	3,041,466	1,610,861

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2023	1,569,943	$1,570	116,701,842	$(119,848,244)	$(3,144,832)
Private offering issuance of stock and warrants	171,666	172	3,634,791	-	3,634,963
Employee and director equity-based compensation	-	-	240,749	-	240,749
Net loss for the three months ended September 30, 2023	-	-	-	(1,824,922)	(1,824,922)
Balance, September 30, 2023	1,741,609	$1,742	$120,577,382	$(121,673,166)	$(1,094,042)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2024	3,319,032	$3,319	130,797,634	$(133,096,568)	$(2,295,615)
Private offering issuance of stock and warrants	125,958	126	1,036,247	-	1,036,373
Private offering issuance of stock and warrants – related parties	45,406	45	378,056	-	378,101
Employee and director equity-based compensation	-	-	1,066,668	-	1,066,668
Net loss for the three months ended September 30, 2024	-	-	-	(2,268,597)	(2,268,597)
Balance, September 30, 2024	3,490,396	$3,490	$133,278,605	$(135,365,164)	$(2,083,069)

See accompanying notes to unaudited condensed consolidated financial statements.

 ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(UNAUDITED)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	1,569,943	$1,570	$115,792,337	$(115,804,529)	$(10,622)
Private offering issuance of stock and warrants	171,666	172	3,634,791	-	3,634,963
Employee and director equity-based compensation	-	-	710,661	-	710,661
Warrants issued with related party note	-	-	439,593	-	439,593
Net loss for the nine months ended September 30, 2023	-	-	-	(5,868,637)	(5,868,637)
Balance, September 30, 2023	1,741,609	$1,742	$120,577,382	$(121,673,166)	$(1,094,042)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	2,382,356	$2,382	$121,373,488	$(123,581,713)	$(2,205,843)
Private offering issuance of stock and warrants	476,591	477	2,008,439	-	2,008,916
Private offering issuance of stock and warrants – related parties	185,959	186	1,168,696	-	1,168,882
Employee and director equity-based compensation	445,490	445	8,727,982	-	8,728,427
Net loss for the nine months ended September 30, 2024	-	-	-	(11,783,451)	(11,783,451)
Balance, September 30, 2024	3,490,396	$3,490	$133,278,605	$(135,365,164)	$(2,083,069)

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash Flows for Operating Activities:
Net loss	$(11,783,451)	$(5,868,637)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash lease expense	75,978	67,172
Amortization of deferred R&D obligations participation agreements	-	(624,110)
Amortization of debt discount	-	434,712
Employee and director equity compensation	8,728,427	710,661
Changes in assets and liabilities:
Prepaid expenses	(102,086)	(358,217)
Accounts payable	(205,491)	(99,536)
Accounts payable – related parties	(36,409)	-
Lease liabilities	(84,315)	(72,752)
Customer deposits	45,000	-
Security deposits	(4,681)	-
Accounts receivable	(24,059)	(2,593)
Accrued liabilities	(16,701)	729,140
Net cash (used in) operating activities	$(3,407,788)	$(5,084,160)

Cash Flows from Investing Activities:
Net cash provided by investing activities	$-	$-

Cash Flow from Financing Activities:
Proceeds from notes payable, other	517,560	605,600
Payments on notes payable, other	(402,547)	(471,023)
Proceeds from note payable, related party	-	1,000,000
Net proceeds from sales of common stock and warrants	2,008,916	3,634,963
Net proceeds from sales of common stock and warrants – related parties	1,168,882	-
Net cash provided by financing activities	$3,292,811	$4,769,540

Decrease in Cash	(114,977)	(314,620)
Cash at Beginning of Period	274,380	1,799,264
Cash at End of Period	$159,403	$1,484,644

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$14,391	$16,639
Income Taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine months Ended September 30, 2024:

During the nine months ended September 30, 2024, the Company exchanged $172,670 in accounts payable to related parties for 261,619 shares of common stock (see NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT) – Equity Compensation – Restricted Stock Awards – Stock Award in Lieu of Unpaid Directors’ Fees).  In addition, the Company exchanged options to buy 50,251 shares of common stock for an accrued bonus payable of $400,000 to the Company’s CEO (see NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT) – Equity Compensation – Common Stock Options – CEO 2023 Equity Award).

Nine months Ended September 30, 2023:

During the nine months ended September 30, 2023, the Company had no non-cash investing or financing transactions.

 ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly owned subsidiaries (collectively, “we,” “our,” “us,” “ZIVO,” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The condensed consolidated financial statements have also been prepared on a basis substantially consistent with and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, and the notes thereto, included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 15, 2024.

Going Concern

The Company has incurred net losses since inception, experienced negative cash flows from operations for the quarter ended September 30, 2024, and has an accumulated deficit of $135,365,164. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

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

Recently Announced Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring additional disclosures about specified categories of expenses included in certain expense captions presented on the face of the income statement. This standard will be effective for the Company as of and for the year ending December 31, 2027, and may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on the Company's consolidated financial statements.

NOTE 3 - DEBT

On March 5, 2024, the Company entered into a short-term unsecured loan agreement to finance a portion of the Company's directors' and officers', and employment practices liability insurance premiums. The note in the amount of $517,560 carries an 8.5% annual percentage rate and will be paid down in nine equal monthly payments of $59,562 beginning on March 10, 2024.  As of September 30, 2024, a principal balance of $115,014 remains outstanding.

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

NOTE 4 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS

For the three months ended September 30, 2024, and 2023, the Company recognized $0 and $189,680, respectively, as a contra R&D expense related to personnel and third-party expenses to develop the subject technology, respectively. For the three months ended September 30, 2024, and 2023, $0 and $47,445, respectively, of this total contra R&D expense was attributed to deferred R&D obligations funded by related parties.

For the nine months ended September 30, 2024, and 2023, the Company recognized $0 and $624,110, respectively, as a contra R&D expense related to personnel and third-party expenses to develop the subject technology, respectively. For the nine months ended September 30, 2024, and 2023, $0 and $156,027, respectively, of this total contra R&D expense was attributed to deferred R&D obligations funded by related parties.

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

Equity Sales

During the three months ended September 30, 2024, the Company sold common stock in 9 private unregistered transactions to investors resulting in the issuance of 171,364 shares of common stock and total proceeds of $1,414,474  including $1,336,373 in cash and $78,101 in accounts payable. Included in the totals are 45,406 shares of common stock sold to related parties for total proceeds of $378,101 including $300,000 in cash and $78,101 in related party accounts payable. In the three months ended September 30, 2023, the Company, closed on a securities purchase agreement with a single institutional investor, pursuant to which the investor agreed to purchase from the Company, in a registered direct offering 171,666 shares of the Company's common stock for proceeds of $2,750,089.

During the nine months ended September 30, 2024, the Company sold common stock in 38 private unregistered transactions to investors resulting in the issuance of 662,550 shares of common stock and total proceeds of $3,177,798 including $3,099,697 in cash and $78,101 in accounts payable.  Included in the totals are 185,959 shares of common stock sold to related parties for total proceeds of $1,168,882 including $1,090,781 in cash and $78,101 in related party accounts payable. In the nine months ended September 30, 2023, the Company, closed on a securities purchase agreement with a single institutional investor, pursuant to which the investor agreed to purchase from the Company, in a registered direct offering 171,666 shares of the Company's common stock for proceeds of $2,750,089.

Warrants

In the three months ended September 30, 2024 the Company issued warrants to purchase 17,134 shares of common stock to investors under a board approved private fund raising program.  Included in the total were warrants for 4,540 shares issued to related parties.

In the three months ended September 30, 2023, the Company issued pre-funded warrants to purchase 78,021 shares of common stock, and issued warrants to purchase 499,376 shares of common stock to a single investor in a private transaction.

In the nine months ended September 30, 2024 the Company issued warrants to purchase 17,832 shares of common stock to investors under a board approved private fund raising program.  Included in the total were warrants for 5,238 shares issued to related parties.

In the nine months ended September 30, 2023 the Company issued pre-funded warrants to purchase 78,021 shares of common stock, issued warrants to purchase 499,376 shares of common stock to a single investor in a private transaction, and issued warrants to purchase 65,000 shares of common stock as part of a loan agreement with the Company’s CEO.

Equity Compensation

Stock Based Compensation

For the quarter ended September 30, 2024, the Company recognized a total stock based compensation expense of $1,066,668 for equity compensation to members of the Board of Directors and certain employees for restricted stock awards and option grants.  The total expense amount was related to new equity grants in the present period plus equity awards from prior periods.  $106,236 of the total expense for the quarter was related to R&D and the remaining $960,432 was for general and administrative expenses (G&A). During the three months ended September 30, 2023, no options were granted to each of the non-employee directors of the Company. The Company recorded compensation expense for prior issued grants during the three months ended September 30, 2023 of $240,750.

For the nine months ended September 30, 2024, the Company expensed $8,728,427 for equity compensation to members of the Board of Directors and certain employees for restricted stock awards and option grants.  The total expense amount was related to new equity grants in the present period plus equity awards from prior periods.  $2,166,464 of the total expense for the quarter was related to R&D and the remaining $6,561,963 was for general and administrative expenses (G&A). During the nine months ended September 30, 2023, 10,878 options were granted to each of the non-employee directors of the Company. As a result of these and previous grants, the Company recorded compensation expense of $710,661 for that period.

Restricted Stock Awards

During the three months ended September 30, 2024, the Company issued no new Restricted Stock Awards (RSAs).  For three months ended September 30, 2024, the Company recognized $554,321 in directors’ compensation expense for vesting of previously awarded RSAs.

During the nine months ended September 30, 2024 the Board of Directors awarded 445,490 RSAs to the non-employee directors of the Company under the Equity Incentive Plan for Non-Employee Directors.  Of this total 18,819 RSAs were issued to non-employee directors on June 11, 2024 pursuant to the Amended Non-Employee Director Compensation Policy whereby each non-employee director receives $50,000 in value of RSAs calculated from the closing price of the Company’s common stock on that day. The RSAs vest 25% on each of the 3 month, 6 month, and 9 month anniversaries of the award, and 25% on the day prior to the Company's 2025 annual shareholder meeting. For the three months ended September 30, 2024, the Company recognized $95,977 in directors compensation expense for these awards.  For the nine months ended September 30, 2024, the Company recognized $112,165 in directors compensation expense for these awards. The remaining 426,671 RSAs were awarded by the Board to the non-employee directors of the Board under several Board approved equity compensation actions.

Director Stock Option Replacement Program

The Company had issued stock options to its non-employee directors pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides that the Board may cancel outstanding options and make a substitute grant of new options or other equity-based awards under the 2021 Plan or another equity plan of the Company (the “Director Stock Option Replacement Program”). On June 5, 2024, pursuant to the Director Stock Option Replacement Program, 127,364 shares of restricted stock were granted under a newly adopted 2024 Equity Incentive Plan for Non-Employee Directors (the "Director Equity Plan") to replace all 62,451 outstanding options that were previously granted to non-employee directors under the 2021 Plan. The RSAs vested immediately on the date of the grant. The Company recognized $697,501 of expense in the nine months ended September 30, 2024.

Stock Award Grant

On May 31, 2024, the Board granted common stock RSAs with an approximate value of $300,000 under the Director Equity Plan to director Alison Cornell. The 37,688 RSA shares awarded were determined based on the closing price of the Company’s stock on the date of grant of $7.96 per share. The Company recognized an expense of $299,996 for this RSA grant. The Board determined that this award to Ms. Cornell is an award for special or extraordinary services and was exempt from the annual limitation on awards to non-employee directors set forth in the Director Equity Plan.

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

The value of the shares granted to the non-employee directors pursuant to this exchange of stock in lieu of unpaid cash fees were exempted from the annual limitation of awards to non-employee directors set forth in the Director Equity Plan. These shares awards will be issued under the Director Equity Plan and will be subject to provisions thereof.  The RSAs issued under this program vested 50% immediately on the date of grant, and the remaining 50% will vest on January 1, 2025.

The Company determined the value of these awards based on the market price on the grant date of $7.96 per share and recognized $458,344 of expense in the three months ended September 30, 2024, for the portion of these awards vesting on January 1, 2025.  The Company recognized $1,619,184 of expense for the nine months ended September 30, 2024 for the vested and unvested awards.

No RSAs were issued by the Company in the three months and nine months ended September 30, 2023.

Common Stock Options

During the three months ended September 30, 2024, the Company issued no new option awards.  The Company recognized compensation expense for options that were previously granted to executives and employees of $512,347 for the three month period ended September 30, 2024.

During the nine months ended September 30, 2024, the Company awarded options underlying 1,031,425 shares of common stock to executives and employees under the 2021 Plan.  The Company recognized compensation expense for these awards and options that were previously granted to executives and employees of $5,999,589 for the nine month period ended September 30, 2024.

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

Employee Stock Option Replacement Program

On June 5, 2024, pursuant to the Employee Stock Option Replacement Program, 981,174 common stock option shares were approved by the Board of Directors from the 2021 Plan to replace all 230,064 outstanding options that were previously granted to executive and employees under both the 2019 Plan and the 2021 Plan. Replacement shares were granted under the existing 2021 Plan. The Company used the Black Scholes option pricing model to determine the compensation expense of $512,347 for these award grants for the three months ending September 30, 2024. For the nine months ended September 30, 2024, the Company recorded compensation expense for these awards of $5,660,774. The Company determined the new options awarded under the Employee Stock Option Replacement Program to be modifications of existing awards and as such the Company will account for the awards by continuing to expense the original option awards as well as expensing the value of the new awards less the value of the old awards revalued at the conditions at the time of new awards. The Company valued the new awards using the Black Scholes pricing model with the following assumptions: option agreement term of 10 years; volatility 122.46%; annual rate of dividends 0%; discount rate 4.29%.

In the three months ending September 30, 2023, 10,878 options were granted to each of the non-employee directors of the Company. The Company recorded compensation expense for issued grants during the three months ended September 30, 2023, and for previous grants in the amount of $240,750 for this period. During the nine months ended September 30, 2023, 10,878 stock options were granted to each of the non-employee directors of the Company. As a result of these and previous grants, the Company recorded compensation expense of $710,661 in that nine month period.

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

Non-employee directors are eligible to participate in the Director Equity Plan. As of September 30, 2024, 429,510 shares remain available to be issued under the Director Equity Plan.

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

Subject to adjustment as described in the 2021 Plan, the aggregate number of shares of common stock available for issuance under the 2021 Plan was 166,666 shares (following a reverse stock split); this number is automatically increased each January 1st by an amount equal to 5% of the number of common stock shares outstanding at that date, resulting in an increase in available shares under the 2021 Plan at January 1, 2024 of 119,117. On May 31, 2024, the Company’s Board of Directors amended the 2021 Plan such that the total number of shares of common stock available for issuance under the 2021 Plan was increased to 1,000,000 shares.

On June 5, 2024, pursuant to a proposed equity compensation exchange approved by the Board of Directors, various option awards underlying 292,515 shares of common stock were forfeited by employees and members of the Board of Directors in exchange for replacement equity awards as approved by the Board of Directors. As of September 30, 2024, 1,031,425 options have been issued under the 2021 Plan, and 261,090 shares remained available for issuance.

2019 Omnibus Long-Term Incentive Plan

Prior to the adoption of the 2021 Equity Incentive Plan, the Company maintained a 2019 Omnibus Long-Term Incentive Plan (the “2019 Plan”). Following the approval by the shareholders of the 2021 Plan, no additional awards have been or will be made under the 2019 Plan. As of September 30, 2024, all options issued under the 2019 Plan have been forfeited and no options remain outstanding.  On May 31, 2024 the Company’s Board of Directors formally terminated the 2019 Plan.

Common Stock Options

A summary of the status of the Company’s options issued under the Company’s equity incentive plans is presented below. As of September 30, 2024 there is no intrinsic value in any of the Company's outstanding options as the market price of the Company's common stock is in all cases lower than the exercise price of options:

	September 30, 2024		September 30, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	292,515	$35.56	281,637	$36.29
Forfeited	(292,515)	35.56	-	-
Issued	1,031,425	7.96	10,878	16.74
Outstanding, end of period	1,031,425	$7.96	292,515	$35.56

Options outstanding and exercisable by price range as of September 30, 2024, were as follows:

Outstanding Options			Exercisable Options
Range of Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Range of Exercise Price	Number	Weighted Average Exercise Price
$6.00-11.99	1,031,425	9.68	$6.00-11.99	910,966	$7.96

	1,031,425	9.68		910,966	$7.96

Common Stock Warrants - Unregistered

A summary of the status of the Company’s unregistered warrants is presented below:

	September 30, 2024		September 30, 2023
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	671,448	$21.59	267,013	$47.10
Issued	17,832	8.24	642,397	14.82
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(25,690)	46.05	(105,390)	47.24
Outstanding, end of period	663,590	$20.28	804,020	$21.29

Unregistered warrants outstanding and exercisable by price range as of September 30, 2024, were as follows:

Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$6.00-11.99	17,832	4.87	$6.00-11.99	17,832	8.24
12.00-17.99	564,376	2.18	12.00-17.99	564,376	16.88
30.00-35.99	36,800	1.67	30.00.35.99	36,800	33.00
36.00-41.99	104	0.08	36.00-41.99	104	38.40
48.00-53.99	4,165	0.80	48.00-53.99	4,165	51.60
54.00-55.99	38,543	0.95	54.00-55.99	38,543	57.60
60.00-65.99	281	1.62	60.00-65.99	281	62.40
66.00-71.99	656	1.32	66.00-71.99	656	67.20
84.00-89.99	833	0.24	84.00-89.99	833	86.40
	663,590	2.14		663,590	$20.28

Common Stock Warrants - Registered

A summary of the status of the Company’s registered warrants is presented below:

	September 30, 2024		September 30, 2023
	Number of Registered Warrants	Weighted Average Exercise Price	Number of Registered Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	495,917	$33.00	495,917	$33.00
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	495,917	$33.00	495,917	$33.00

Registered warrants outstanding and exercisable by price range as of September 30, 2024, were as follows:

Outstanding Registered Warrants			Exercisable Registered Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$33.00	495,917	1.67	$33.00	495,917	33.00
	495,917	1.67		495,917	$33.00

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

At September 30, 2024, the Company had compensation agreements with its President / Chief Executive Officer, and Chief Financial Officer.

Leases

On September 13, 2024, the Company entered into a 63-month lease agreement for a corporate office space in Troy, Michigan  that has not yet commenced. The Company intends to relocate its headquarters to that facility upon the commencement of the lease agreement which is planned to begin on January 1, 2025, contingent on the landlord completing agreed to modifications to the leased property.  The lease agreement provides for a total rent of $298,135 over the full lease period.  Occupancy of the property will commence with the property availability, there will be a 3-month rent holiday at the beginning of the lease which will be amortized as a reduction of lease expense over the full term of the lease.The Company paid a security deposit of $4,851. The future lease payments will be $4,681 per month from April 1, 2025 to March 31, 2026; $4,820 from April 1, 2026 to March 31, 2027; $4,964 from April 1, 2027 to March 31, 2028; $5,113 from April 1, 2028 to March 31, 2029; and $5,267 from April 1, 2029 to March 31, 2030. The Company has reviewed the terms of the agreement and will classify the lease as an operating lease under ASC 842.

Legal Contingencies

The Company may become a party to litigation in the normal course of business. To the knowledge of management, there are no pending legal matters involving the Company that would have a material adverse effect upon the Company’s financial condition, results of operation or cash flows.

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

Income tax expense for the three months and nine months ended September 30, 2024 and 2023 is based on the estimated annual effective tax rate. Based on the Company’s effective tax rate and full valuation allocation, tax expense is expected to be $0 for 2024.

NOTE 8 - SUBSEQUENT EVENTS

Debt Restructuring

On November 12, 2024, the Company finalized a restructuring of the outstanding convertible debt of $240,000 principal and accrued interest of $36,853. The original debt was a group of 12 separate convertible notes with three parties controlled by one lender and issued between 2008 and 2011. The notes were all past their original maturity dates and the lender allowed for rolling 30-day extensions until notice would be given by the lender to the Company to the contrary. The Company and the lender have now agreed to terminate all these existing notes on November 30, 2024, in favor of three new notes with an aggregate principal balance at November 30, 2024, of $277,254. The new notes have a term of 24 months, and annual interest rate of 1% percent, will be paid off in 24 equal payments beginning November 30, 2024 and ending October 31, 2026. The new notes are not convertible into equity and may be repaid early with no prepayment penalty.

Equity Sales

The Company sold and issued common stock and warrants in five private transactions since October 1, 2024, for a total issuance of 55,939 shares and warrants for an additional 5,592 shares of common stock to 5 individual investors for proceeds of $910,000.  Two of these transactions were with two related parties resulting in the issuance of 9,476 shares and warrants for an additional 947 shares of common stock for proceeds of $150,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the three months ended September 30, 2024 and 2023

The following table summarizes ZIVO’s operating results for the periods indicated:

	Quarter ended September 30,
	2024	2023
Total revenue:	$31,500	$11,800
Total cost of goods sold	22,050	7,670
Gross margin	9,450	4,130
Costs and expenses:
Research and development	326,361	220,653
General and administrative	1,943,127	1,355,865
Total costs and expenses	2,269,487	1,576,518
Loss from operations	(2,260,037)	(1,572,388)
Other (expense):
Total other expense	(8,560)	(252,534)
Net loss	$(2,268,597)	$(1,824,922)

Revenue

During the three months ended September 30, 2024, the Company recorded $31,500 in commercial revenue relating to sales of the Company’s dried algal biomass product as a human food or food ingredient.  This is an approximately $20,000 increase from the same period last year. The $20,000 increase is the result of increased product volume sold in the three months ended September 30, 2024 versus the same quarter last year.  This increase in volume can be fully attributable to production capacity increases at our contract grower in Peru.

Costs of Goods Sold

Cost of goods sold for the quarter ended September 30, 2024 was $22,050.  This is approximately $14,000 higher than the same period last year, the increase was attributable to increased product volumes.

General and Administrative Expenses

General and administrative expenses were approximately $1.9 million for the three months ended September 30, 2024, as compared to approximately $1.4 million for the comparable prior year period. The increase of approximately $600,000 in general and administrative expense during 2024 is due to an increase in labor related expenses of $295,000, an increase in professional services of $370,000, partially offset by a $75,000 decrease in other overhead costs. The $295,000 increase in labor related costs is fully explained by an increase in non-cash equity related compensation awarded by the Board of Directors to certain Company employees. The $370,000 year over year increase in professional services expense is primarily due to an increase in equity compensation awarded to the Board of Directors totaling approximately $500,000, which was partially offset by lower legal and consulting expenses of approximately $120,000. The $75,000 decrease in other overhead spending is attributable mostly to lower insurance, filing, and listing fees.

Research and Development Expenses

For the three months ended September 30, 2024, the Company incurred approximately $325,000 in research and development expenses, as compared to approximately $220,000 for the comparable period in 2023. In the three months ended September 30, 2024, the Company’s research and development spending included no amortization of deferred research and development. In the comparable prior year period the spending included approximately $190,000 of amortization of deferred research and development obligations for the participation agreements.

In the quarter ended September 30, 2024, excluding this amortization, the Company had gross research and development spending of approximately $325,000; an $85,000 increase in spending from the third quarter of 2023. Of these costs in the third quarter of 2024, $290,000 was attributable to labor and other internal research and development costs, a decrease of approximately $30,000 from the comparable prior year. The reduction is due $70,000 lower cash compensation and $10,000 in lower travel and entertainment and internal lab costs, partially offset by $50,000 higher non-cash compensation expense. Third party research and development spending of approximately $36,000 was $52,000 lower than the comparable prior year period due to a reduction in third party research studies.

	Quarter ended September 30,	Quarter ended September 30,
	2024	2023
Labor and other internal expenses	$290,245	$321,866
External research expenses	36,116	88,467
Total gross R&D expenses	326,361	410,333
Less contra-expense for amortization of deferred R&D obligation - participation agreements	-	(189,680)
Research and development	$326,361	$220,653

Results of Operations for the nine months ended September 30, 2024 and 2023

The following table summarizes ZIVO’s operating results for the periods indicated:

	Nine months ended September 30,
	2024	2023
Total revenue:	$67,220	$15,850
Total costs of goods sold	45,268	8,371
Gross margin	21,952	7,479
Costs and expenses:
Research and development	2,891,452	1,064,563
General and administrative	8,895,978	4,309,343
Total costs and expenses	11,787,430	5,373,906
Loss from operations	(11,765,478)	(5,366,427)
Other (expense):
Total other expense	(17,973)	(502,210)
Net loss	$(11,783,451)	$(5,868,637)

Revenue

In the nine months ended on September 30, 2024 the Company recorded commercial revenue of $67,220 for sales of the Company’s dried algal biomass product as a human food or food ingredient.  The $67,220 for the nine months ending September 30, 2024 is an increase over the $15,850 in revenue in the same nine month period ended September 30, 2023.  The approximately $51,500 increase is due to higher sales volumes fully attributable to production capacity increases at our contract grower in Peru.

Costs of Goods Sold

Cost of goods sold for the nine months ended September 30, 2024 was $45,268.  This is approximately $37,000 higher than the same period last year, explained by the increase in sales volume.

General and Administrative Expenses

General and administrative expenses were approximately $8.9 million for the nine months ended September 30, 2024, an increase from the $4.3 million in the comparable prior year period. The increase of approximately $4.6 million in general and administrative expense during 2024 is explained by higher labor related costs of approximately $3.1 million and an increase in $1.7 million of professional services, partially offset by a reduction in other overhead of $190,000. The $3.1 million increase in labor related expenses is attributable to an increase in non-cash equity related employee compensation of $3.4 million partially offset by a reductions in bonus expense of $400,000. Professional services expense increases of $1.7 million were due to directors’ compensation increases of $2.4 million partially offset by lower legal ($610,000) and accounting ($135,000) that were elevated in the nine months ending September 30, 2023 as the Company undertook funding activities. The approximately $190,000 reduction in other overhead is attributable to a $70,000 reduction in insurance expense, lower filing and listing costs of $85,000, and a significant reduction in travel and entertainment expense of $30,000.

Research and Development Expenses

For the nine months ended September 30, 2024, the Company incurred approximately $2.9 million in research and development expenses, as compared to approximately $1.1 million in the comparable period in 2023. In the nine months ended September 30, 2024, the Company’s research and development spending included no amortization of deferred research and development.  In the comparable prior year period the spending included approximately $625,000 of amortization of deferred research and development obligations for the participation agreements.

In the nine months ended September 30, 2024, excluding this amortization, the Company had gross research and development spending of approximately $2.9 million; a $1.2 million increase in spending from the first nine months of 2023. Of these costs in the first nine months of 2024, approximately $2.8 million was related to labor and other internal lab costs, an increase of approximately $1.8 million from the comparable prior year, primarily attributable to an increase in non-cash compensation of $2.0 million. Third party research and development spending of approximately $65,000 was $635,000 lower than the comparable prior year period due to a pause in third party research studies.

	Nine months ended September 30,	Nine months ended September 30,
	2024	2023
Labor and other internal expenses	$2,826,060	$986,534
External research expenses	65,392	702,139
Total gross R&D expenses	2,891,452	1,688,673
Less contra-expense for amortization of deferred R&D obligation - participation agreements	-	(624,110)
Research and development	$2,891,452	$1,064,563

Capital Resources

As of September 30, 2024, ZIVO’s principal source of liquidity consisted of cash of $159,403. The Company expects to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses. The sources of cash to date have been limited proceeds from the issuance of notes with warrants, common stock with and without warrants and unsecured loans. In the nine months ended September 30, 2024, the Company raised approximately $3.2 million from direct sale of 662,550 shares of common stock in private transactions to qualified individuals.

June 2023 Registered Direct Offering and Private Placement

In June 2023, the Company sold 171,666 shares of common stock, par value $0.001 per share, at an offering price of $16.02 per share, and pre-funded warrants to purchase up to an aggregate of 78,021 shares of Common Stock at an offering price of $16.0194 per pre-funded warrant, to a single institutional investor. In a concurrent private placement, the Company also directly sold to the purchaser Series A Common Warrants to purchase up to an aggregate of 249,688 shares of common stock, at an exercise price of $16.80 per share and Series B Common Warrants to purchase up to an aggregate of 249,688 shares of Common Stock, at an exercise price of $16.80 per share. The Series A Common Warrants are immediately exercisable, subject to a beneficial ownership limitation of the holder provided in the Series A Common Warrants, at any time on or after the date of issuance and will expire two years from the initial exercise date. The Series B Common Warrants are immediately exercisable, subject to a beneficial ownership limitation of the holder provided in the Series B Common Warrants, at any time on or after the date of issuance and will expire five years from the initial exercise date. The gross proceeds to the Company from the registered direct offering and concurrent private placement were approximately $4.0 million (before deducting the placement agent’s fees and other estimated offering expenses payable by the Company).

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

On June 10, 2024, the Board of Directors appointed a pricing committee of the board to establish an enhanced private direct offering which resulted in the 2024 Private Offering. This offering has a stock price based on the prior 30-day average closing price as reported on the OTCQB, and each investor will receive warrants to purchase common stock at a rate of 1 warrant share for every 10 common shares purchased. The warrants have the same strike price as the common stock for each purchase agreement, have a life of five years, and have provisions to allow for a cashless exercise. Since June 28, 2024, the Company has entered into 9 transactions under the 2024 Private Offering, resulting in the sale of 171,364 shares of commons stock and 17,134 warrant shares for proceeds of $1,414,474, an average of $8.25 per share. Three of these transactions were with related parties for 45,406 shares of common stock, 4,540 warrant shares, resulting in proceeds of $378,101, an average of $8.33 per share. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

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

Statement of Cash Flows

Cash Flows from Operating Activities. During the nine months ended September 30, 2024, our operating activities used $3.4 million in cash, a decrease of cash used of approximately $1.7 million from the comparable prior year period when the Company used approximately $5.1 million for operating activities. After adjusting the comparison period’s net income for non-cash expenses including equity-based compensation and amortization of lease liabilities, the Company incurred approximately $2.3 million less of additional cash net loss than in the comparable prior year period. In addition, for the nine months ended September 30, 2024, the Company generated about $600,000 less cash than the prior year period through net total changes in working capital accounts.

Cash Flows from Investing Activities. During the nine months ended September 30, 2024 and 2023, there were no investing activities.

Cash Flows from Financing Activities. During the nine months ended September 30, 2024, our financing activities generated approximately $3.3 million, a decrease of approximately $1.5 million from the comparable prior year period when the Company generated approximately $4.8 million from financing activities. In the nine months ended September 30, 2024, the Company received net proceeds of $3.2 million from direct sales of common equity to investors, and raised a net $100,000 from proceeds of a short term financing agreement. In the nine months ending September 30, 2023, the Company raised a net $100,000 from proceeds of a short term financing agreement, received $3.6 million in proceeds from the sale of equity, and received $1.0 million from a short term loan from the Company’s CEO.

	Nine months ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(3,407,788)	$(5,084,160)
Investing activities	-	-
Financing activities	3,292,811	4,769,540
Net increase (decrease) in Cash	$(114,977)	$(314,620)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer, as our principal executive officer, and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as the material weaknesses identified as of December 31, 2023 in our Annual Report on Form 10-K and described below, continue to exist as of September 30, 2024.

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

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. As previously reported, we identified material weaknesses that continued to exist at December 31, 2023. In addition, in connection with the audit of our consolidated financial statements for the year ended December 31, 2023, we identified additional material weaknesses in internal control over financial reporting, as described below. The material weakness has not been remediated as of September 30, 2024.

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

26

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

Based on the assessment and identification of the material weaknesses described above, management has concluded that, as of September 30, 2024, our internal control over financial reporting was not effective and could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ending September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business.

To our knowledge, we are not currently a party to any other material legal proceedings, and we are not aware of any pending or threatened legal proceeding.

Item 1A. Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. You should carefully consider the risks and uncertainties described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all securities that we have issued beginning on July 1, 2024 without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Common Stock:

Name	Form	Date	Amount Received	Common Stock Shares
Strome Mezzanine Fund II LP	Purchase of Common Stock	07-Jul-24	$156,800.00	20,000
Strome Mezzanine Fund II LP	Purchase of Common Stock	24-Jul-24	$201,250.00	25,000
Erik Klein	Purchase of Common Stock	22-Aug-24	$250,000.00	29,976
Brenden Storm	Purchase of Common Stock	22-Aug-24	$150,000.00	17,985
Sean Sanford	Purchase of Common Stock	22-Aug-24	$25,000.00	2,997
Strome Mezzanine Fund II LP	Purchase of Common Stock	27-Aug-24	$253,322.60	30,000
Erik Klein	Purchase of Common Stock	17-Oct-24	$525,000.00	32,196
Grant Glitz	Purchase of Common Stock	17-Oct-24	$50,000.00	3,066
Brenden Storm	Purchase of Common Stock	18-Oct-24	$185,000.00	11,201

Common Stock – Related Parties:

Name	Form	Date	Amount Received	Common Stock Shares
Chris Maggiore	Exchange for Accounts Payable	24-Jul-24	-	2,080
Alison Cornell	Purchase of Common Stock	22-Aug-24	$100,000.00	11,990
Chris Maggiore	Purchase of Common Stock and Exchange for Accounts Payable	22-Aug-24	$200,000.00	31,336
John B. Payne	Purchase of Common Stock	16-Oct-24	$100,000.00	6,343
HEP Investments, LLC	Purchase of Common Stock	16-Oct-24	$50,000.00	3,133

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about Zivo. The sales of these securities were made without any general solicitation or advertising. The funds were used for general corporate purposes.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 22, 2011)

3.2	Certificate of Amendment to Articles of Incorporation dated October 16, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2014)

3.3	Certificate of Amendment effective May 28, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2021)

3.4	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 7, 2022)

4.1	Note (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2023)

4.2	Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 5, 2023)

4.3	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023)

4.4	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023)

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023)

10.1	2024 Equity Incentive Plan for Non-Employee Directors and Form Grant Agreements (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 8-K filed on June 6, 2024)

10.2	Amended Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 8-K filed on June 6, 2024)

10.3	First Amendment to 2021 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 8-K filed on June 6, 2024)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Furnished herewith (all other exhibits are deemed filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.
Date: November 14, 2024

	By:	/s/ John B. Payne
John B. Payne
Chief Executive Officer

	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer

