Form 10-K
period 2024-12-31
Zivo Bioscience, Inc.
filed 2025-03-18
CIK 1101026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-30415

ZIVO BIOSCIENCE, INC.
(Exact name of Registrant as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2125 Butterfield Drive, Suite 100 Troy, MI	48084
(Address of principal executive offices)	(Zip Code)

(248) 452 9866

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ZIVO	OTCQB

Warrants to Purchase Common Stock, $0.001 par value per share	ZIVOW	OTC Pink

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant based upon the June 28, 2024 price at which the common equity was last sold was approximately $15.6 million. The number of outstanding shares of the registrant’s common stock as of March 12, 2025 was 3,759,213.

..

Documents Incorporated by Reference

Portions of the Company’s proxy statement for the Annual Meeting of the Stockholders to be held June 9, 2025 are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024. Additionally, portions of the Annual Report are incorporated by reference in this Form 10-K in response to Items within Part II.

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

Available Information

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

Therapeutic (Biotech) Business Strategy

Our strategy is to develop bioactive extracts, fractions, and molecules derived from our proprietary algal culture, targeting human and animal diseases, such as poultry coccidiosis, bovine mastitis, human cholesterol, and canine osteoarthritis. As part of our therapeutic strategy, we will continue to seek strategic partners for development at any stage, regulatory compliance and commercialization of our products in key global markets.

We seek to partner with established animal health companies and create value through licensing and/or other commercial arrangements, while accelerating product development and mitigating market introduction risk.

After identification and study of active materials obtained from our proprietary algal culture and assessing their potential treatment applications, we have identified an effective product candidate for mitigating the effects of coccidiosis in broiler chickens. The focus on coccidiosis is driven by the potential to rapidly generate significant revenue, primarily due to the widespread prevalence of coccidiosis as a global issue in the poultry industry and the lack of effective and innovative, non-antibiotic alternatives for fighting the disease. Additionally, the clinical testing cycle for chickens is comparatively shorter than that for other species.

The coccidiosis market within the global animal health sector is currently populated with predominantly antibiotic- or ionophore-based products and marginally effective vaccines. What we believe distinguishes ZIVO’s product candidate from available treatments is its innovative non-antibiotic method of action. As an immune modulator, ZIVO’s product candidate augments the chicken's immune system to combat the effects of the coccidiosis causing parasite and other pathogens. We believe that unlike established treatments, our novel non-antibiotic technology addresses both industry and consumer concerns related to residual antibiotics and chemicals in the global food supply.

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

Coccidiosis Product Candidate

In numerous studies conducted by independent research institutions and contractors, ZIVO’s product candidate has demonstrated multiple benefits, including:

•	Minimized or eliminated the negative effects of coccidiosis on the digestive health in broiler chickens as assessed using numerous measures of gut health and overall well-being;

•

Reduced the incidence of Campylobacter, Salmonella, E. coli, and Clostridium perfringens, all significant sources of food-borne illness, in the digestive tract of broiler chickens in the absence of antibiotics or other antimicrobial compounds; and

•	Reduced mortality.

The predominant treatment for coccidiosis in the poultry industry, in-feed anticoccidial drugs, targets the Eimeria parasite directly and requires constant use over the lifespan of the animal for efficacy and can over time result in the development of resistant Eimeria strains. Other treatment strategies, such as vaccines, require several weeks for immunity to manifest, which can significantly impact growth potential. Often, several treatment products are used in combination, increasing costs in an industry already facing heavy inflationary pressures and thin profit margins. As a result, the poultry industry is actively searching for a novel solution.

We believe our treatment alternative represents an innovative new product class that aims to strengthen the immune system of chickens through multiple complementary immune pathways to afford a rapid, robust, and effective response to disease-causing pathogens without the adverse effects associated with traditional antimicrobial drugs and chemicals.

Nutrition (Agtech) Business Strategy

For the nutrition side of our business, we have developed our proprietary algal culture to be commercially viable as a nutritional product. The dry, powdered form contains over 50% protein, is an excellent source of other essential vitamins and nutrients and has little odor and a mild taste compared with other algae products. When we conducted a review of our nutrition business, we were very satisfied with the nature of the product; however, we identified gaps in customer acquisition and in scale-up technology preventing us from growing our proprietary algae in quantities to sufficiently meet the potential demand. We have, therefore, focused our nutrition strategy on developing a cost effective, commercial-scale growing technology.

In 2021, we initiated a long-term collaboration, commencing a development agreement with Grupo Alimenta, a well-established family-run Peruvian agricultural conglomerate. A combined Grupo Alimenta and ZIVO team has dedicated their efforts to perfecting the cultivation process and constructing commercial-scale algae ponds using ZIVO's proprietary cultivation process and pond design. By early 2023, the team successfully had demonstrated the continuous production of high-quality dried algae at the production site in Peru (Alimenta Algae SAC), and the facility passed food safety and cGMP audits, conducted independently by local, Peruvian state, and a reputable and FDA certified 3rd party company, to meet all requirements to produce and import food products into the United States via the FDA Foreign Supplier Verification Program. Subsequently, focus shifted to commercial production and increased production volumes. Plans are to complete build-out at Alimenta Algae to reach full capacity in 2027, with capability to produce roughly 100,000 kg per year.

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

Additional Indications

Pending additional funding, ZIVO may also pursue the following indications:

Therapeutic (Biotech):

o

Avian Influenza: A recent proof of concept study indicated that active materials derived from ZIVO’s algal culture showed positive effects in chickens challenged with a low pathogenicity strain of the avian influenza virus.

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

Nutrition (Agtech):

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

o

NDI (New Dietary Ingredient): The algal biomass may also be sold as a dietary supplement or dietary ingredient in a dietary supplement, in which case it needs to notify the FDA prior to sales. The notification package includes studies and reports that support its record of safe human consumption, its safe manufacture, and marketing claims. ZIVO’s GRAS study and cGMP audit record with Alimenta Algae may be leveraged for this work.

Our Market Opportunity

Therapeutic (Biotech)

Livestock and Companion Animal Health

The annual global market sizes for animal health technology and products under development by ZIVO are: vaccines $13.7 billion in 2023, phytogenics $1.1 billion in 2023, and eubiotics $5.1 billion in 2024. And specifically, the annual market sizes in the companion animal health are:  drugs $19.6 billion in 2023, vaccines $3.8 billion in 2024, and feed additives and supplements $1.9 billion in 2024.

Poultry Gut Health

Coccidiosis, a parasitic disease of the intestinal tract, is one of the largest health and animal welfare problems facing poultry flocks. This disease represents a significant economic challenge for the global poultry industry, with the estimated annual costs in excess of $15 billion annually. Products for treating coccidiosis are mostly antibiotic- or ionophore-based, and no significant new commercial technology has been introduced in the past 60 years. The global poultry industry spent approximately $1.1 billion in 2024 on coccidiosis control, primarily using decades-old compounds that industry and consumers alike want to replace due to the risks of developing drug resistance. Consumer and regulatory pressures have created what we believe to be an opportunity to develop and market an alternative to various additives routinely mixed into chicken feed. The Company has developed a non-antibiotic product candidate expected to boost immune response, thereby combatting a broad range of infective pathogens, with the goal of simultaneously improving feed conversion, productivity, and overall bird health.

Avian Influenza

The current Highly Pathogenic Avian Influenza (HPAI) panzootic in the United States began in February 2022, with the first reported case in Dubois County, Indiana, according to the Centers for Disease Control and Prevention. Since then, 868 commercial poultry flocks—including broilers (meat chickens), layer hens, and turkeys—have been affected nationwide, as reported by the U.S. Department of Agriculture.  The economic impact has been significant. As of November 2024, the outbreak had cost the United States approximately $1.4 billion, primarily in indemnity and compensation payments to farmers for culled flocks. ZIVO’s proprietary active ingredients represent potential preventative measures for reducing the spread of Low Pathogenicity Avian Influenza (LPAI) virus in commercial poultry operations and enhancing overall flock health.  Zivo is presently developing multiple products and evaluating the most effective strategies against LPAI.  We believe treatment for LPAI can lead to successful treatments for HPAI.

Bovine Mastitis

Bovine mastitis, or inflammation of the udder, can halt milk production and may result in unsaleable milk. The U.S. dairy cow herd averaged 9.3 million cows in 2024 and U.S. milk production hit approximately 216 billion pounds in 2024. Bovine mastitis affects approximately 1.5 million out of the 9.3 million dairy cows in the U.S. on an annual basis, and the average loss per cow per year in milk output is 846 pounds, or 1.3 billion pounds of milk in aggregate per year. Current treatments are primarily antibiotic-based, which require a holding period and disposal of milk during that holding period.

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

Human Immune Modification

Immune-related and infectious diseases represent a vast range of health issues affecting millions of humans. New applications in pharma, food and nutraceuticals are continually introduced into this growing market. The annual market sizes for the antibiotics, eubiotics, autoimmune, and the antidiabetic markets were approximately $40.0 billion in 2020, $37.9 billion in 2019, $110.0 billion in 2017 and $48.8 billion in 2018, respectively. Including arthritis, there are more than 80 types of clinically different autoimmune diseases. Many major pharmaceutical and biopharmaceutical companies have extensive licensing and development programs focused on autoimmune/anti-inflammatory R&D. The rise in strategic alliances by discovery stage R&D companies like ZIVO is one of the latest trends that may gain traction in the autoimmune and anti-inflammatory therapeutics market in the coming years.

Nutrition (Agtech)

Human Functional Food Ingredients

The market for healthy foods, health foods, vegan and vegetarian food products continue to gain traction in the US and worldwide, especially as consumers look for healthful and nutritional ingredients to improve overall health and immune response. The market's growth is largely driven by the increasing shift toward plant-based diets. Vegan food is gaining widespread popularity worldwide. Once primarily associated with regions where avoiding meat stemmed from moral or spiritual beliefs, the movement has now expanded across diverse demographics.

Growing concerns over the environmental impact of excessive animal-based food consumption have prompted more consumers to seek sustainable, eco-friendly alternatives.  Beyond environmental factors, many people are adopting plant-based proteins for their proven health benefits. A well-rounded plant-based diet provides all nine essential amino acids through diverse vegetable based protein sources. Additionally, shifting from meat-based proteins to plant-based alternatives has been linked to a reduced risk of heart disease, hypertension, high cholesterol, various cancers, obesity, stroke, and type 2 diabetes.

In 2023, the global vegan protein powder market was estimated to be $4.6 billion.  The Company’s ZivolifeTM product is a new entrant to this market and is the first algae of its kind found in this large and growing consumer market.

Clinical Development and Regulatory Pathway

Clinical Experience, Future Development and Clinical Trial Plans

Our product candidates are at different stages of development for different applications. Accordingly, the various regulatory processes required for the various applications are at different stages of completion. With respect to human food applications, we have completed the FDA’s self-affirmed Generally Regarded as Safe (“GRAS”) process for our dried algal biomass which allows for product commercialization with a consumption limit of up to five grams per day.

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

Poultry Gut Health

We are actively developing a product candidate targeting poultry gut health. We have conducted 23 clinical trials to date, most recently in January of 2024. The early studies focused on determining the general effects of various product candidates, while the more recent studies have been focused on optimizing and validating a single lead product candidate including study of dosage levels, treatment regimes, interactions with vaccines and other existing products, and various product formulations.

In late 2022, a third party performed a four-month study on behalf of a potential partner company, which included a 42-day coccidiosis trial in broiler chickens. That study evaluating the Company's novel immune-modulating biologic for treating coccidiosis in broiler chickens produced questionable results due to a high disease burden among tested chickens.

Subsequent studies, including abbreviated and full-length 42-day coccidiosis challenge studies found health benefits including a statistically significant reduction in intestinal damage caused by the Eimeria parasite compared with untreated control birds. This improvement in intestinal health following parasite exposure was on par with the market-leading commercial ionophore. We believe that this reduction in intestinal damage enables poultry farms to optimize feed utilization as measured by the Feed Conversion Ratio (FCR), which is the primary driver of profitability. Similar to the outcomes related to intestinal damage, our product also resulted in statistically significant improvement in FCR compared with untreated controls. These results were not statistically different from the market-leading commercial ionophore.

ZIVO’s approach for developing our coccidiosis product candidate as feed additives enables us to generate products that boost the immune response and reduce the effects of disease, while maintaining a single regulatory relationship, which is with the U.S. Department of Agriculture (USDA).

The USDA’s Center for Veterinary Biologics (CVB) sent us a notice claiming jurisdiction for reviewing our immune-modulating biologic for treating coccidiosis in broiler chickens. This important jurisdictional determination de-risks our regulatory path and opens the door to further discussions with the CVB on the final product development plan, regulatory strategy, and data requirements for licensure. This was a significant milestone as USDA approval is likely to provide a favorable timeline to approval relative to the alternative involving the FDA.

Avian Influenza

We also intend to advance development work to identify, optimize, and validate a product candidate for preventing or treating various viral diseases of poultry including disease caused by LPAI. To this end, in December of 2024, we completed an initial proof of concept study involving LPAI challenged birds at the University of Delaware with the goal of confirming applicability of our active materials for this purpose. Key findings of statistical significance from the study include:

•	A reduction in viral titers (viral shedding) in infected birds receiving ZIVO’s products compared with untreated infected controls.

•	A delay in transmission of LPAI when healthy birds treated with ZIVO’s products were exposed to infected birds, suggesting a slower and less aggressive spread of disease.

The two-part controlled study evaluated the efficacy of ZIVO’s proprietary active ingredients, previously shown to be efficacious for mitigating the effects of coccidiosis in broiler chickens, against LPAI.

In the first part of the study, infected birds receiving a mixture of ZIVO’s proprietary active ingredients showed an early significant decrease in viral titers compared with untreated, infected controls, thereby reducing amount of detectable virus that was shed. At the end of the study, although not significant in nature, a numerical decrease in virus was noted in birds receiving ZIVO’s product. In the second part, healthy chickens were housed with infected birds, replicating a real-world, high-risk environment for disease transmission. Compared to an untreated control group, birds that received ZIVO’s proprietary active ingredients that were housed with infected birds experienced a statistically significant delay in viral detection. This observed delay suggests that ZIVO’s products limit viral replication within a host.

These favorable results indicate that ZIVO’s proprietary active ingredients represent potential preventative measures for reducing the spread of LPAIV in commercial poultry operations and enhancing overall flock health.  Multiple products were explored to identify the most effective strategies against LPAI. While some products were better at lowering the viral titer, others were more effective at slowing the spread, suggesting that an optimal product configuration could provide more comprehensive protection. We believe the study’s positive outcomes justify further research and product development, supporting the potential of ZIVO’s pipeline to address both LPAIV infections as well as a broad spectrum of other viral challenges faced by the poultry industry.

Potential Additional Indications

Following development of our initial product candidate for the above mentioned poultry applications, the Company intends to continue to pursue the below indications:

Therapeutic:

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

Nutrition:

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

Therapeutic (Biotech)

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

Poultry Gut Health and Avian Influenza: Conventional poultry production typically involves the use of ionophores, other anticoccidial compounds, and vaccines, some of which are produced by HuvePharma, Elanco, Zoetis, and Phibro, among others. No Antibiotics Ever (NAE) poultry production, relies on effective and economically sound alternatives, such as vaccines and antimicrobial chemicals, as well as product candidates offered by ZIVO.

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

Nutrition (Agtech)

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

Narrative Description of Business Relationships

Distribution Agreement

In September 2022, the Company through its ZIVOLife LLC subsidiary entered into a Marketing, Sales, and Distribution Agreement (“Distribution Agreement”) with ZWorldwide, Inc., based in Miami, Florida. ZWorldwide has taken on the role of selling the Peruvian-grown product under the brand name ZivolifeTM. The primary market focus for the product's introduction is the North American green powder food market. ZWorldwide, functioning as a direct-to-consumer marketing company, is actively retailing the ZivolifeTM product directly to consumers through its online platform at www.zivo.life. This agreement grants ZWorldwide exclusive worldwide rights to the Zivolife product as a food or food additive for human use.

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

Supply Agreement

In July 2023, the Company through its ZIVOLife LLC subsidiary and Alimenta Algae SA, a Peruvian company, signed a binding Contract Manufacturing Agreement (the “Manufacturing Agreement”). The Manufacturing Agreement includes a limited license for Alimenta to manufacture the Company’s dried green algae nutritional product known as ZivolifeTM. ZIVOLife committed to purchase all of the ZivolifeTM product produced by Alimenta at the site subject to certain capacity growth and overall limitations. Alimenta agreed to secure financing necessary to fund the expansion of cultivation and process capacity.

Renegotiated Convertible Notes

On November 12, 2024, the Company entered into a Debt Settlement Agreement (“Debt Settlement Agreement”) with three investors (each a “Creditor”) to restructure the outstanding $240,000 convertible debt and accrued interest of the Company. Each Creditor agreed to settle the Company’s existing debt in exchange for the Company issuing each Creditor an unsecured promissory note (each a “Note,” collectively, the “Notes”) pursuant to the terms agreed upon in each Debt Settlement Agreement. The Notes have an aggregate principal amount of $277,254. Each Note is payable in 24 equal monthly installments beginning November 30, 2024 and bears interest at a rate of 1.0% per annum.

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

Patents and Proprietary Rights

ZIVO Algal Products & Derivatives

We have rights in certain granted patents, patent application publications and trademarks. With respect to patents and trademarks, we have secured patent and federal trademark registrations in the USPTO, including the below:

•

U.S. Patent No. 7,807,622 issued October 5, 2010, titled Composition and Use of Phyto-percolate for Treatment of Disease, relates to our proprietary complex algal culture. This invention relates generally to a method of preparation of a phyto-percolate that is derived from freshwater mixture including algae. The invention further relates to the potential use of the phyto-percolate in a variety of disease states.

•

U. S. Patent No. 8,586,053 issued November 19, 2013, titled Composition and Use of Phytopercolate for Treatment of Disease, relates to our proprietary algal culture. This invention relates generally to a method of preparation of a phyto-percolate that is derived from fresh water mixture including algae. The invention further relates to the use of the phyto-percolate in a variety of disease states. The phyto-percolate is believed to contain an activity that induces the reduction of soluble and insoluble fibrin. Further, the phyto-percolate is believed to reduce oxidative stress in the body.

•

U.S. Patent No. 8,791,060 issued July 29, 2014, titled Composition and Use of Phytopercolate for Treatment of Disease, relates to our proprietary culture. This invention relates generally to a method of preparation of a phyto- percolate that is derived from fresh water mixture including algae. The invention further describes proteolytic activity.

•

U.S. Patent No. 9,486,005 issued November 8, 2016, titled Agents and Mechanisms for Treating Hypercholesterolemia, relates to our proprietary culture. This invention relates generally to a method of treating hypercholesterolemia in mammals, by administering an effective amount of microbial fermentation product and regulating genes involved in lipoprotein metabolism.

•

U.S. Patent No. 10,161,928, issued December 25, 2018, titled Wellness Panel, relates to a panel for monitoring levels of biomarkers. This invention relates generally to an assay having at least one inflammation monitoring test, at least one oxidative stress monitoring test, and at least one antioxidant activity monitoring test. A method of monitoring an individual’s health, by collecting a sample from the individual applying the sample to an assay panel performing at least one inflammation monitoring test, at least one oxidative stress monitoring test, and at least one antioxidant activity monitoring test in the panel, and determining levels of biomarkers related to inflammation, oxidative stress, and antioxidant activity and therefore providing information regarding the individual’s relative health and/or risk of developing one or more disease.

13

•

U.S. Patent No. 10,166,270, issued January 1, 2019, titled Composition and Method for Affecting Cytokines and NF-KB, relates to disclosing a composition and method for effecting various cytokines and NF-KB. This invention relates generally to administering an effective amount of a phyto-percolate composition to an individual. In various exemplary embodiments, the composition is claimed to be useful for the effective treatment of inflammation, cancer, and/or various infections including HIV by regulation of various interleukins, such as IL-10 and Il-2, and of transcription factors including NF-KB.

•

U.S. Patent No. 10,232,028, issued March 19, 2019, titled Compounds and Methods for Affecting Cytokines, relates to isolates and fractions from a phyto-percolate and methods for affecting various cytokines by administering an effective amount of one or more of said isolates or fractions to an animal. In various exemplary embodiments, the isolates are useful for the treatment of bovine, canine and swine infection or inflammation, including bovine mastitis, by regulation of TNF-a, lactoferrin, INF-y, IL-B, serum amyloid-A (SAA), IL-6 and/or B-defensin associated with infection or an immune response generally.

•

U.S. Patent 10,765,732 issued September 8, 2020, titled Compounds and Methods for Affecting Cytokines, relates isolates and fractions from a phyto-percolate and methods for affecting various cytokines by administering an effective amount of one or more of said isolates or fractions to an animal. In various exemplary embodiments, the isolates are useful for the treatment of bovine, canine and swine infection or inflammation, including bovine mastitis.

•

U.S. Patent 10,842,179 issued on November 24, 2020, titled Agents and Mechanisms for Treating Hypercholesterolemia, relates to methods of treating hypercholesterolemia in mammals using a microbial fermentation and the regulation of genes involved in lipoprotein metabolism. A related European family member, EP2538951, was also granted on April 22, 2020.

•

U.S. Patent 11,065,287 issued on July 20, 2021, titled Methods of Modulating Immune and Inflammatory Responses Via Administration of an Algal Biomass, relates to algal biomass and supernatant derived from at least one species of algae exhibits anti-inflammatory and immune response modulating properties. Methods of reducing the symptoms of or treating a condition or disease in an animal, including bovine mastitis and Bovine Respiratory Disease Complex, and the pain and discomfort caused by osteoarthritis, injury or overexertion or muscle and connective tissue strains, A related Brazilian family member, BR112017017599, was also granted on November 16th, 2021.

•

Canadian Patent CA3014897 issued on December 29, 2020, titled Nutritional Support for Animals Via Administration of an Algal Derived Supplement, relates to an algal biomass and supernatant derived from at least one species of algae exhibits the ability to maintain general health in humans and non-human animals and promote a healthy immune system in them. Food, feed and nutritional supplements comprising an algal biomass or supernatant derived from at least one species of algae are described. Methods of maintaining general health or promoting a healthy immune system in humans and non-human animals comprises administering to the animal in need thereof an algal biomass or supernatant derived from at least one species of algae, or an extract, derivative or homeopathic compound derived from the algae species, biomass or supernatant, or a composition thereof.

•

Canadian Patent CA2631773 issued on April 26, 2022, titled Composition and Use of Phyto-Percolate for Treatment of Disease, relates to generally to a method of preparation of phyto-percolate that is derived from fresh water mixture including algae. The phyto-percolate is believed to contain an enzyme having proteolytic activity. The invention further relates to the use of the phyto-percolate in a variety of disease states.

14

•

European Patent 2538951 issued on April 22, 2020, titled Agents and Mechanisms for Preventing Hypercholesterolemia, relates to the extractions from algae. In particular, the present inventor relates to cholesterol-lowering extractions from algae and extractions that have the ability to favorably shift HDL.LDL profile in mammals.

•

U.S. Patent 11,806,375 B2 issued on November 7, 2023, titled Nutritional Support for Animals Via Administration of an Algal Derived Supplement, relates to an algal biomass and supernatant derived from at least one species of algae exhibits the ability to maintain general health in humans and non-human animals and promote a healthy immune system in them. Food, feed and nutritional supplements comprising an algal biomass or supernatant derived from at least one species of algae are described. Methods of maintaining general health or promoting a healthy immune system in humans and non-human animals comprises administering to the animal in need thereof an algal biomass or supernatant derived from at least one species of algae, or an extract, derivative or homeopathic compound derived from the algae species, biomass or supernatant, or a composition thereof.

•

European Patent 3258948 issued on December 6, 2023, titled Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry, relates to an algal biomass used as a natural ingredient in poultry feed reverses the detrimental effects of coccidiosis and necrotic enteritis in poultry. Algal biomass augmented poultry feed was shown to improve feed conversion rates, reduce mortality rates, and reduce intestinal lesion scores. In various embodiments, the algal biomass comprises at least one species of klebsormidium. In various aspects, the algal biomass may be obtaining by continuously cultivating at least one species of klebsormidium in raceway ponds, separating the plant material and spray drying to obtain the algal biomass.

•

European Patent 3897188 issued on November 29, 2023, titled Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry, relates to farm animal health and specifically to an algal derived feed ingredient used to improve feed conversion rates and growth rates in poultry when poultry health is challenged by various conditions.

•

Hong Kong Patent HK1248545 issued on July 19, 2024, titled Methods of Modulating Immune Response and Inflammatory Response Via Administration of Algal Biomass, relates to methods of modulating immune responses and inflammatory responses in animals and in particular relates to an algal biomass having anti-inflammatory and autoimmune modulating properties and methods of treating bovine mastitis and other diseases in animals by administering same.

•

Mexico Patent 417038 issued on September 24, 2024, titled Nutritional Support for Animals Via Administration of an Algal Derived Supplement, relates to nutritional support in human and non-human animals, and in particular to a composition comprising algal derived materials capable of supporting a healthy immune system in an animal and methods of treatment thereof.

•

South Africa Patent 2023/00973 issued on May 30, 2024, titled The Use of Variovorax Microbes as a Coccidiostat, relates to the use of a bacteria-based compound in the prevention and treatment of disease. More particularly, the present invention relates to a compound and the use of a compound such as that derived from a lipopolysaccharide (LPS) of Gram-negative bacteria that selectively modulates the Toll-like receptor (TLR) pathway in the prevention and treatment of disease in both animals and humans.

•

South Africa Patent 2022/11697 issued on February 28, 2024, titled Use of TLR4 Modulator in the Treatment of Coccidiosis, relates to an effective treatment mechanism in controlling a variety of diseases by modulating the inflammatory response often associated with disease is disclosed. The disclosed  inventive concept is based on the modulation of TLR4 by use of a member of the  Variovorax group or the Rhodobacter group. Specifically, the Gram-negative bacterium Variovorax paradoxus or the Gram-negative bacterium Rhodobacter sphaeroides is used according to the disclosed inventive concept in the treatment of disease by reducing or inhibiting inflammatory responses.

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

The following patent filings are pertinent to the operation of the ZIVO business:

Application Name	Country	Application No.	Status

Agents and Method for improving Gut Health	US	17/465,457	Under Prosecution; Published April 28, 2022

Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	US	17/415,221	Under Prosecution; Notice of Publication March 10, 2022
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	Brazil	12021012229	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	Canada	3124190	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	Hong Kong	62022046143	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	Mexico	MX/a/a2021/007359	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	Peru	1048-2021	Under Prosecution
Algal Feed Ingredient for Controlling Coccidiosis and Necrotic Enteritis in Poultry	Thailand	2101003721	Under Prosecution

Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment (Complete)	US	17/576,339	Under Prosecution; published July 21, 2022

Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment (Complete)	Australia	202209715	Under prosecution
Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment (Complete)	Canada	3,204,145	Under prosecution
Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment (Complete)	New Zealand	801560	Under prosecution
Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment (Complete)	Japan	2023-542922	Under prosecution
Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment (Complete)	Russia	2023118590	Under prosecution
Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment (Complete)	China	202280010396.0	Under prosecution
Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment (Complete)	Brazil	BR 11 2023 014244 0	Under prosecution
Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment (Complete)	Europe	22743011.3	Under prosecution
Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment (Complete)	Mexico	MX/a/2023/008373	Under prosecution
Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment (Complete)	Peru	2054-2023	Under prosecution
Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment (Complete)	South Africa	2023/069858	Under prosecution

Algoriphagus SP, Bosea SP, Brevundimonas SP, Desulfovibrio SP, Microbacterium SP, Sphingomonas SP, and Variovorax SP for Use in Disease Prevention and Treatment (Simplified)	US	17/576,444	Under Prosecution; Published July 21, 2022

Brevundimonas SP for Use in Disease Prevention	US	18/077,132	National Stage Deadline June 7, 2024
Brevundimonas SP for Use in Disease Prevention	Australia	2022407031	Under prosecution
Brevundimonas SP for Use in Disease Prevention	Brazil	BR1120240114465	Under prosecution
Brevundimonas SP for Use in Disease Prevention	Canada	3237976	Under prosecution
Brevundimonas SP for Use in Disease Prevention	China	202280082728.4	Under prosecution
Brevundimonas SP for Use in Disease Prevention	Europe	22905094.3	Under prosecution
Brevundimonas SP for Use in Disease Prevention	Mexico	Mx/a/2024/006877	Under prosecution
Brevundimonas SP for Use in Disease Prevention	New Zealand	810635	Under prosecution
Brevundimonas SP for Use in Disease Prevention	Russia	2024112387	Under prosecution
Brevundimonas SP for Use in Disease Prevention	Thailand	2401003486	Under prosecution

Composition and Method For Affecting Cytokines and NF-κB	Brazil	BR 11 2012 011678 9	Under Prosecution

Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	Thailand	190105502	Under Prosecution
Dietary Supplements, Food Ingredients and Foods Comprising High-Protein Algal Biomass	Hong Kong	62020009617	Under Prosecution

Enhancement of Vaccine Efficacy Via Biomass and/or Related Material in Animal Feed	US	17/367,193	Under Prosecution
Enhancement of Vaccine Efficacy Via Biomass and/or Related Material in Animal Feed	Europe	22182898.1	Under Prosecution
Enhancement of Vaccine Efficacy Via Biomass and/or Related Material in Animal Feed	Brazil	BR 102022013331-0	Under Prosecution
Enhancement of Vaccine Efficacy Via Biomass and/or Related Material in Animal Feed	China	202210757383.1	Under Prosecution
Enhancement of Vaccine Efficacy Via Biomass and/or Related Material in Animal Feed	India	202244038199	Under Prosecution

Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	US	18/444,286	Under prosecution; published October 24, 2024
Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	Austria	2021296916	Under Prosecution
Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	Brazil	112022026479-8	Under Prosecution

Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	Canada	3182630	Under Prosecution
Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	China	202180050311.7	Under Prosecution
Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	Europe	21828842.1	Under Prosecution
Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	Japan	2022-580155	Under Prosecution
Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	Mexico	MX/a/2023/000158	Under Prosecution
Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	New Zealand	795393	Under Prosecution
Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	Peru	29562321	Under Prosecution
Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	Russia	2022133478	Under Prosecution
Immune Priming To Accelerate/Enhance Immune Response Through Administration of Natural Immune Modulator	South Africa	2022-13483	Under Prosecution

Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	US	17/587,582	Under Prosecution; Published August 4, 2022
Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	New Zealand	801882	Under prosecution
Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	Australia	2022213400	Under prosecution
Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	Japan	2023-546076	Under prosecution
Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	Russia	2023118986	Under prosecution
Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	Brazil	BR 11 2023 0149223	Under prosecution
Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	Canada	3,205,544	Under prosecution
Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	China	202280012094.7	Under prosecution
Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	Europe	22746711.5	Under prosecution
Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	Mexico	MX/a/2023/008874	Under prosecution

Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	Peru	002229-2023/DIN	Under prosecution
Maturation of Immune and Metabolic Processes via Algal Biomass and/or Related Material Administered to Animals	South Africa	2023/07227	Under prosecution

Method of Modulating Immune Response and Inflammatory Response Via Administration Algal Biomass	Brazil	BR 1120170175991	Under Prosecution
Methods of Modulating Immune Response and Inflammatory Response Via Administration of Algal Biomass	Canada	3,011,687	Under Prosecution

Natural Feed Composition Derived from Fresh Water Algal Cultures for the Promotion of Animal Growth	US	17/410,016	Under Prosecution; Published July 28, 2022
Natural Feed Composition Derived from Fresh Water Algal Cultures for the Promotion of Animal Growth	Europe	21848954	Under prosecution
Natural Feed Composition Derived from Fresh Water Algal Cultures for the Promotion of Animal Growth	Brazil	BR 112023001466-2	Under prosecution
Natural Feed Composition Derived from Fresh Water Algal Cultures for the Promotion of Animal Growth	Russia	2023100901	Under prosecution
Natural Feed Composition Derived from Fresh Water Algal Cultures for the Promotion of Animal Growth	China	202180064154.5	Under prosecution
Natural Feed Composition Derived from Fresh Water Algal Cultures for the Promotion of Animal Growth	Mexico	MX/a/2023/001221	Under Prosecution

Nutritional Support for Animals Via Administration of an Algal Derived Supplement	Europe	17753729.7	Under Prosecution
Nutritional Support for Animals Via Administration of an Algal Derived Supplement	Hong Kong	19,125,173	Under Prosecution

Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	US	17/358,953	Under Prosecution; Published February 24, 2022
Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	Australia	202129453	Under Prosecution
Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	Brazil	112022026461-5	Under Prosecution
Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	Canada	3,182,236	Under Prosecution
Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	China	21856718.8	Under Prosecution
Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	Europe	21829178.9	Under Prosecution
Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	Japan	2022-580177	Under Prosecution
Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	Mexico	MX/a/2023/000166	Under Prosecution

Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	New Zealand	795328	Under Prosecution
Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	Peru	003043-2022-DIN	Under Prosecution
Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	Russia	2022133470	Under Prosecution
Positive Latency Effects on Coccidiosis Prevention and Treatment via Animal Feed	South Africa	2022/13479	Under Prosecution

The Use of Variovorax Microbes as a Coccidiostat	US	17/400,790	Under Prosecution; Published February 17, 2022
The Use of Variovorax Microbes as a Coccidiostat	Canada	3,187,128	Under prosecution
The Use of Variovorax Microbes as a Coccidiostat	Australia	202136515	Under prosecution
The Use of Variovorax Microbes as a Coccidiostat	Peru	000249-2023/DIN	Under prosecution
The Use of Variovorax Microbes as a Coccidiostat	Brazil	BR 112023001738-6	Under prosecution
The Use of Variovorax Microbes as a Coccidiostat	Russia	2023101488	Under prosecution
The Use of Variovorax Microbes as a Coccidiostat	Japan	2023-509572	Under prosecution
The Use of Variovorax Microbes as a Coccidiostat	China	202180055783.1	Under prosecution
The Use of Variovorax Microbes as a Coccidiostat	Europe	21856718.8	Under prosecution
The Use of Variovorax Microbes as a Coccidiostat	Mexico	MX/a/2023/001775	Under prosecution
The Use of Variovorax Microbes as a Coccidiostat	New Zealand	796429	Under prosecution

Use of TLR4 Modulator in the Treatment of Coccidiosis	US	18/139,749	Under Prosecution
Use of TLR4 Modulator in the Treatment of Coccidiosis	Australia	2021271805	Under Prosecution
Use of TLR4 Modulator in the Treatment of Coccidiosis	Brazil	BR 11 2022 022083 9	Under Prosecution
Use of TLR4 Modulator in the Treatment of Coccidiosis	Canada	3177327	Under Prosecution
Use of TLR4 Modulator in the Treatment of Coccidiosis	China	202180034578.7	Under Prosecution
Use of TLR4 Modulator in the Treatment of Coccidiosis	Europe	21805132.4	Under Prosecution
Use of TLR4 Modulator in the Treatment of Coccidiosis	Japan	2022-560562	Under Prosecution
Use of TLR4 Modulator in the Treatment of Coccidiosis	Mexico	MX/a/2022/04213	Under Prosecution
Use of TLR4 Modulator in the Treatment of Coccidiosis	New Zealand	793737	Under Prosecution
Use of TLR4 Modulator in the Treatment of Coccidiosis	Russia	2022128942	Under Prosecution

The following trademark filings are pertinent to the operation of ZIVO’s business:

Trademark	Filing Date	Application No.	Country	Status
ZIVO	7/22/2022	97/516,573	US	Under Prosecution
ZIVO	7/30/2020	48512762 (Class 29)	CN	Issued
ZIVO	7/30/2020	48512762 (Class 5)	CN	Issued
ZIVO	7/30/2020	48512744 (Class 31)	CN	Issued
ZIVO Bioscience	1/18/2023	97/759,042	US	Under Prosecution
ZIVO Bioscience and Device	7/30/2020	48512743 (Class 5)	CN	Issued
ZIVO Bioscience and Device	7/30/2020	48512742 (Class 29)	CN	Issued
ZIVO Bioscience and Device	7/30/2020	48512741 (Class 31)	CN	Issued
Zivolife	10/3/2024	98/783,713	US	Under Prosecution
Zivolife and design	10/3/2024	98/783,858	US	Under Prosecution

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

Therapeutic (Biotech)

As a discovery-stage licensor, we do not intend to fund and oversee the final regulatory approvals and commercialization processes of our product candidates, as we expect these to be borne by the licensee in all cases.

Nutrition (Agtech)

As the licensor of food technology, and producer of culture inoculum for cultivation, ZIVO and its licensed growers must furnish to customers algae-based products that are compliant with all food standards and FDA regulations. In all cases, the compliance efforts involve GRAS affirmation and ZIVO has already obtained self-affirmed GRAS status for human use.

Food Ingredient - Human

The food ingredient industry is regulated by several federal agencies. Anything that is introduced into food or beverages, whether to prevent spoilage, optimize processing or to enhance its nutritive value, must meet standards set and enforced rigorously by the FDA and USDA.

GRAS (Generally Regarded as Safe)

The FDA requires that ingredients introduced into human foods and beverages are safe and are manufactured in a consistent manner that guarantees consumer safety. The standard that the Company must meet for food ingredient safety is GRAS (Generally Recognized As Safe). The Company opted to self-affirm GRAS status for its algal biomass, and upon completion in November 2018, and updated in 2023, of the self-affirmation process, the algae biomass may be used as a food ingredient. To sell as a dietary supplement, the Company may submit the self-affirmed GRAS report to the FDA in expectation the agency will respond to the Company noting “no questions” concerning our data.   In the first quarter of 2023, the Company worked with EAS Consulting to update its GRAS dossier to reflect the present production methods and to be consistent with current FDA regulations.

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

The Company, working with our contract manufacturer, Alimenta Algae in Peru, completed all the requirements to import and sell our algae product in the United States. Alimenta Algae passed (annual recurring) food safety and cGMP audits conducted by with Peruvian local and state regulatory authorities. In addition, the Alimenta Algae passed a separate food safety audit conducted by a reputable and FDA certified company, which was required to obtain ability to import food products into the United States via FDA-FSVP. Zivo and Alimenta Algae employed an independent consultant to review all facility food production processes and final product safety in accordance with 21 CFR 117. After the verification process and audits were completed, the consulting company now serves as the FSVP importer of record on all commercial product imported for sale in the U.S.

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

Employees

As of December 31, 2024 we had seven full-time employees, consisting of clinical development, product development, regulatory, manufacturing, quality, finance, and administration. We also regularly use independent contractors across the organization.  None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

The health of the global economy, the credit markets and the financial services industry in particular, as well as the stability of the social fabric of our society, affects our business and operating results. For example, the credit and financial markets as well as global supply chains may be adversely affected by tariff and trade policies, global wars/military conflicts, terrorism or other geopolitical events. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as recent supply chain disruptions, threatened tariff and trade wars, labor shortages and persistent inflation may adversely impact our suppliers’ ability to provide our manufacturer with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

The Company is exposed to risks of political instability and changes in government policies, laws and regulations in Peru.

The Company’s contract manufacturer for our algae products is located in the Republic of Peru, and may be adversely affected in varying degrees by political instability, government regulations relating to agriculture and foreign investment therein, and the policies of other nations in respect of Peru. Any changes in regulations or shifts in political conditions are beyond the Company’s control and may adversely affect the Company’s business. New laws, regulations and requirements may be retroactive in their effect and implementation. The Company’s operations may be affected in varying degrees by government regulations, including those with respect to restrictions on production, price controls, tariffs, export controls, income taxes, expropriation of property, employment, land use, water use, and environmental legislation.

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

We have incurred net losses during each of our fiscal years since our inception. Our net loss for the year ended December 31, 2024 was approximately $13.4 million and our accumulated deficit totaled approximately $137.0 million as of December 31, 2024. We do not know whether or when we will become profitable, if ever. We currently expect operating losses and negative cash flows to continue for at least the next several years.

Our ability to generate sufficient revenue to achieve profitability depends on our ability, either alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our product candidates.

Our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our auditor’s report for the year ended December 31, 2024 contains an explanatory paragraph that we have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan and will be dependent on additional public or private financings, collaborations or licensing arrangements with strategic partners, or additional credit lines or other debt financing sources to fund continuing operations. Based on our cash balances, recurring losses since inception and our existing capital resources to fund our planned operations for a twelve-month period, there is substantial doubt about our ability to continue as a going concern. As noted below, we will need to obtain additional funding from equity or debt financings, which may require us to agree to burdensome covenants, grant security interests in our assets, enter into collaboration and licensing arrangements that require us to relinquish commercial rights, or grant licenses on terms that are not favorable. No assurance can be given at this time as to whether we will be able to achieve our fundraising objectives, regardless of the terms. If adequate funds are not available, the Company may be required to reduce operating expenses, delay or reduce the scope of its product development programs, obtain funds through arrangements with others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, or cease operations.

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

•	the cost of clinical trials of our products may be greater than we anticipate;

•	delays or difficulties in obtaining an FDA No Objection letter for human consumption of our algal biomass.

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

We may experience increased regulatory scrutiny of nutritional supplements.

From time to time there are movements in the United States and other markets to increase the regulation of dietary supplements. In the event new regulations are proposed or adopted with respect to nutritional supplements, these regulations may impose additional restrictions or requirements on us and increase the cost of doing business. Additionally, if our advertising activities are found to violate existing or new regulations or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations, we may be subject to fines or other means of regulatory enforcement.

It is possible in the future that we may see fit to sell one or more of our products as dietary supplements. If a company sells a dietary supplement containing an ingredient that FDA considers either not a dietary ingredient or a new dietary ingredient (“NDI”) that needs an NDI notification, the agency may threaten or initiate enforcement against such company. For example, it might send a warning letter that can trigger consumer lawsuits, demand a product recall, or even work with the Department of Justice to bring a criminal action. Our operations could be harmed if new guidance or regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable regulatory requirements, if the cost of complying with regulatory requirements increases materially, or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

The growth of our nutrition sector depends in part on market acceptance of products that contain our algae.

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

Our shares of common stock are thinly traded. If an active market for our common stock with meaningful trading volume does not develop or is not maintained, the market price of our common stock may decline materially and you may not be able to sell your shares. Similarly, if our common stock is ever determined to be a “penny stock”, brokers trading in our common stock will be required to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities.

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

As of December 31, 2024, our largest shareholder, HEP Investments, LLC (“HEP” or “HEP Investments”), beneficially owns approximately 14.7% of our outstanding Common Stock. Therefore, HEP Investments will have the ability to influence us through this ownership position. This stockholder may be able to determine all matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that an individual may believe are in the stockholders’ best interest.  In July 2024, the Company’s board of directors added the principal of HEP Investments as a member of the board to fill a vacancy.

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

Our management’s evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2024 concluded that our controls were not effective, due to material weaknesses resulting from an ineffective overall control environment. The material weaknesses stem primarily from our small size and include the inability to (i) maintain appropriately designed information technology general controls in the areas of user access, vendor management controls, and segregation of duties, including controls over the recording of journal entries, related to certain information technology systems that support the Company’s financial reporting process; and (ii) design and maintain effective controls over complex accounting areas and related disclosures including income tax , stock-based compensation, and deferred research and development obligations - participation agreements. Specifically, management did not identify controls over the review of the tax provision, including the valuation analysis relating to deferred tax assets, considerations for uncertain tax positions, the preparation of income tax footnote and required disclosures and selecting and applying accounting policies, proper review of the financial statements and the application of GAAP relating to the accounting and classification of deferred research and development obligations - participation agreements. Management did not identify controls over the review of stock-based compensation, including the valuation of options granted under the Company’s equity-based compensation plans.

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

Governance

Our board stays informed on data privacy and information security issues and vulnerabilities that may be applicable to the Company. We outsource most aspects of our information technology management and these third-party providers are available to address any cybersecurity issues that may arise.

Item 2. Properties.

The Company’s principal executive office is located at 2125 Butterfield Road, Suite 100, Troy, MI 48084 in a facility where we lease roughly 3,200 square feet. We believe that our existing facilities are adequate for our current needs. If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms. We also lease a laboratory and office (roughly 2,700 square feet) at 608 Danley Drive, Unit #1, Fort Myers, FL 33907.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on OTCBQ under the symbol “ZIVO”.   Our public warrants are quoted on OTC Markets’ Pink Sheets under the symbol “ZIVOW”.

Holders

As of March 12, 2025, there were approximately 202 holders of record of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

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

Financial Overview

Revenue

The Company earns revenue through the sales of its proprietary microalgae products which are presently sold as a dried green powder packaged for retail sale.  The product is sold under the ZivolifeTM brand.  We have one customer who distributes our products via a direct-to-consumer model through a ZivolifeTM branded webpage under a distribution, marketing, and limited license agreement.

Cost of Goods Sold

Cost of goods sold for the Company included purchasing our proprietary dried green microalgae in a final packaged form from a contract grower located in Peru.  We have established a contract manufacturing agreement and limited license with this grower to provide ZIVO pre-packaged product ready to be sold to our customer.  The product is delivered directly to our customer.

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

Interest Expense

Interest expense primarily consists of interest costs related to our convertible notes, term notes, and for interest on short term debt, as discussed in detail below.

Other Income

Other income consists of proceeds derived from activity outside of normal operating activity, including amortization of debt discounts where appropriate.

Results of Operations

Comparison of Year Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the year ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Total revenue	$157,220	$27,650
Total cost of goods sold	(108,268)	(16,040)
Gross margin	$48,952	$11,610
Costs and expenses:
General and administrative	10,275,914	5,897,594
Research and development	3,134,935	1,377,028
Total costs and expenses	$13,410,849	$7,274,622
Loss from operations	$(13,361,897)	$(7,263,012)
Total interest and other (expense), net	(22,939)	$(514,172)
Net loss	$(13,384,836)	$(7,777,184)

Revenue

During the year ended December 31, 2024, the Company recorded commercial revenue relating to sales of the Company’s dried algal biomass product as a human food or food ingredient. The $157,220 for the year ending December 31, 2024 is an approximately $130,000 increase over the $27,650 in revenue in the prior year. The increase is the result of product volume increases partially offset by lower selling prices for product sold in the year ended December 31, 2024 versus the year ended December 31, 2023.

Costs of Goods Sold

Cost of goods sold for the year ended December 31, 2024 was $108,268. This is approximately $92,000 higher than $16,040 in cost of goods sold from the same period last year.  The increase in cost of goods sold is essentially all attributable to product volume increases from the prior year period.

Gross Margin

Gross margin for the year ended December 31, 2024 was approximately $49,000. This is $37,000 higher than the same period last year.  This increase is attributable to higher product volumes partially offset by lower selling prices than the prior year period.  Gross margin percentage in the year ended December 31, 2024 was 31%, down from 42% shown in the year ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses were $10.3 million for the year ended December 31, 2024, which is about $4.4 million higher than the approximately $5.9 million for the comparable prior period, explained by the following changes: an increase of $2.8 million in labor expense (increase of $3.5 million non-cash employee compensation due to stock options issued to employees partially offset by a roughly $700,000 decrease in bonus expense), and an increase in overhead expense of $1.6 million ($2.9 million increase in directors fees, partially offset by $100,000 in lower directors and officers insurance premiums, $110,000 in lower exchange listing and related fees, $30,000 in lower travel expense, $300,000 in lower accounting fees, and $800,000 lower legal fees). The decreases in accounting and legal fees versus the prior year period were largely the result of legal and accounting fees incurred in capital raising efforts in 2023 that were not incurred in 2024.

Research and Development Expenses

For the 12 months ended December 31, 2024, we incurred $3.1 million in net R&D expenses, as compared to $1.4 million for the comparable period in 2023.

Of these costs in 2024, $3.1 million is for salary and other internal costs, an increase of approximately $1.9 million from the prior year. The increase is primarily explained by higher stock related compensation costs for non-employee directors of $2 million and an increase of $50,000 in consultant expense, partially offset by employee costs of $160,000 and travel expense of $20,000. Third party research and development spending of $20,000 was approximately $840,000 lower than the prior year due to elimination of essentially all the Company-funded third-party research studies.  For the year ending December 31, 2023, the Company recognized a reduction in gross research and development spending of roughly $700,000 to account for the amortization of the spending obligation created through the complete funding of the Participation Agreements.  There was no amortization of spending obligations in the year ending December 31, 2024 as the Company completed all the funding for this program in the prior year. (See Note 8: Deferred R&D Obligations - Participation Agreements)

	December 31,	December 31,
	2024	2023
Labor and other internal expenses	$3,114,495	$1,222,280
External research expenses	20,440	856,080
Total gross R&D expenses	$3,134,935	$2,078,360
Less contra-expense for amortization of deferred R&D obligation - Participation Agreements	-	(701,332)
Net R&D expenses	$3,134,935	$1,377,028

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

Liquidity and Capital Resources

Historical Capital Resources

As of December 31, 2024, our principal source of liquidity consisted of cash deposits of $1.5 million. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses.

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

Unsecured Loans

From January 1, 2023 to December 31, 2024, the Company received gross proceeds of $2,273,160 in unsecured loans. As of December 31, 2024, all the loans were repaid and no principal or accrued interest remained outstanding under such loans.

Debt Settlement Agreements

On November 12, 2024, the Company entered into a Debt Settlement Agreement (“Debt Settlement Agreement”) with three investors (each a “Creditor”) to restructure the outstanding $240,000 convertible debt and accrued interest of the Company. Each Creditor agreed to settle the Company’s existing debt in exchange for the Company issuing each Creditor an unsecured promissory note (each a “Note,” collectively, the “Notes”) pursuant to the terms agreed upon in each Debt Settlement Agreement. The Notes have an aggregate principal amount of $277,254.  Each Note is payable in 24 equal monthly installments beginning November 30, 2024 and bears interest at a rate of 1.0% per annum.

Private Placements

In the year ending December 31, 2024, we entered into Subscription Agreements with accredited investors pursuant to which we, in private placements, issued and sold an aggregate of 793,489 shares of common stock for gross proceeds in the amount of $5,602,269.   Included in these transactions were the sale of 598,054 shares of common stock for $4,283,387 to unrelated private investors, and 195,435 shares of common stock for $1,318,882 to related parties.

Going Concern, Funding Requirements and Outlook

At December 31, 2024, we had $1,542,442 in cash deposits.

The Company has incurred substantial losses during the years ended December 31, 2024 and 2023, and expects to continue to incur losses in the near future and has a negative working capital as of December 31, 2024.  Management has determined that these factors raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm has included explanatory paragraphs in their report on our financial statements as of and for the year ended December 31, 2024, noting the existence of substantial doubt about our ability to continue as a going concern.  Our existing cash is not sufficient to fund our operating expenses through at least twelve months from the date of this filing and liabilities of the Company such as accounts payable, accrued expenses, and our term debt. To continue to fund operations and execute on management’s plans, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital when needed could compromise our ability to execute on our business plan. If we are unable to raise additional funds, or if our anticipated operating results are not achieved, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. If we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether.

Our material cash requirements also relate to the funding of our ongoing product development. See “Item 1-Business-Clinical Development and Regulatory Pathway-Clinical Experience, Future Development and Clinical Trial Plans” in this Report for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

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

Cash Flows

Cash Flows from Operating Activities. During the 12 months ended December 31, 2024, our operating activities used $4.3 million in cash, a decrease of cash used of roughly $1.5 million from the comparable prior period. The approximate $1.5 million decrease in cash used by operating activities was primarily attributable to the following (all of which are approximated): a $5.6 million increase in net loss, an increase in non-cash expenses of $8.9 million (explained by an increase of stock issued for services of $8.6 million, lower debt discount amortization of $(400,000), and lower amortization of deferred R&D obligations of $700,000), and cash used to fund changes is assets and liabilities of $1.8 million (mostly explained by a reduction in accrued liabilities of $(800,000), a decrease in accounts payable of  $(925,000), a decrease in accounts payable to related parties of  $(175,000), partially offset by an increase of $100,000 in prepaid expenses).

Cash Flows from Investing Activities. During the 12 months ended December 31, 2024 and 2023, there were no investing activities.

Cash Flows from Financing Activities. During the 12 months ended December 31, 2024, we generated $5.6 million in cash from financing activities; primarily from several board approved fund raising programs to sell unregistered common stock via private placements.  These programs raised $4.3 million from accredited investors, and an additional $1.3 million from related parties.  In the year ending December 31, 2023 the Company had financing activities that raised a total of $4.3 million through the sales of unregistered common stock of $485,000 to related parties, and an additional $155,000 to accredited investors.  The Company also sold through a single transaction registered common stock with proceeds of $3.6 million.

The following table shows a summary of our cash flows for the periods indicated:

	Twelve months ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(4,313,510)	$(5,799,893)
Investing activities	-	-
Financing activities	5,581,572	4,275,010
Net increase (decrease) in cash and cash equivalents	$1,268,062	$(1,524,883)

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

As of December 31, 2024 and December 31, 2023, fair values of cash, prepaid, other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. We elected to account for the convertible notes while they were outstanding on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of these convertible notes were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

Complex Financial Instruments

We evaluate all conversion and redemption features contained in a debt instrument to determine if there are any embedded derivatives that require separation from the host debt instrument. An embedded derivative that requires separation is bifurcated from its host debt instrument and a corresponding discount to the host debt instrument is recorded. The discount is amortized and recorded to interest expense over the term of the host debt instrument using the straight-line method which approximates the effective interest method. The separated embedded derivative is accounted for separately on a fair market value basis. We record the fair value changes of a separated embedded derivative at each reporting period in the consolidated statements of operations as a fair value change in derivative and warrant liabilities.

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

Recent Accounting Pronouncements - Adopted

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a review to determine the consequences of the change to its consolidated financial statements and assures there are sufficient controls in place to ascertain the Company’s consolidated financial statements properly reflect the change.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the fiscal year beginning January 1, 2024 and there was no impact on the Company’s reportable segments identified.

Recent Accounting Pronouncements – Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.

In February 2024, the FASB issued ASU  2024-04 — Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments.  This update is intended to improve the relevance and consistency in application of the induced conversion guidance in FASB Accounting Standards Codification Subtopic 470-20, Debt —Debt with Conversion and Other Options. Current generally accepted accounting principles provide guidance for determining whether a settlement of convertible instruments at terms different from the original conversion terms should be accounted for as an induced conversion (as opposed to a debt extinguishment). The amendments in the ASU clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion.  This new standard is effective for fiscal years beginning after December 15, 2025.  Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.

In November 2024, the FASB issued ASC 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently assessing the impact this ASU will have on the consolidated financial statements and footnote disclosures.

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

Not applicable.

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

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. As previously reported, we identified material weaknesses that continued to exist at December 31, 2024.

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

45

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

Based on the assessment and identification of the material weaknesses described above, management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective and could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to “Proposal No. 1 - Election of Directors - Management,” “Information with Respect to the Board of Directors,” and “Management” in the Registrant’s 2025 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 11. Executive Compensation

Incorporated by reference to “Executive Compensation” in the Registrant’s 2025 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in the Registrant’s 2025 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2024, relating to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,031,425	$7.96	261,090	(2)
Equity compensation plans not approved by security holders	0	n/a	429,510
Total	1,031,425	$7.96	690,600

(1) These securities are available under the 2021 Equity Incentive Plan. Incentive awards may include, but are not limited to, Incentive Stock Options, Non-statutory Stock Options, SARs, Restricted Stock Awards, RSU Awards, and Performance Awards.

(2) The 2021 Equity Incentive Plan includes an "evergreen" provision for calculating the number of shares issuable  under the 2021 Equity Incentive Plan. The aggregate shares of common stock issuable automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to 5% of the total number of shares of the common stock outstanding on December 31 of the preceding year; provided, however, that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of the common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to “Certain Relationships and Related Transactions” and “Proposal No. 1 - Election of Directors” in the Registrant’s 2025 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to “Proposal No. 2 - Ratification of Independent Registered Public Accounting Firm” in the Registrant’s 2025 Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end. Information about aggregate fees billed to us by our principal accountant, BDO USA, P.C. (PCAOB ID No. 243) will be included under the caption “Independent Auditor Fees” in the 2025 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) (2) Financial Statements.

Financial Statements begin on page F-1 of this report.

All schedules have been omitted because they are not applicable, or the required information is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1	Articles of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 22, 2011)

3.2	Certificate of Amendment to Articles of Incorporation dated October 16, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2014)

3.3	Certificate to Amendment dated May 28, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 8-K filed on June 2, 2021)

3.4	Certificate of Amendment dated October 25, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2023)

3.5	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2022)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on April 22, 2022)

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021)

4.3

Form of Common Stock Purchase Warrant by and between the Registrant and Direct Transfer LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 2, 2021)

4.4	Warrant Agency Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1/A filed on May 26, 2021)

4.5	Stock Purchase Warrant by and between the Registrant and John Bernard Payne (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2023)

4.7	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023)

4.8	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023)

10.1+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 16, 2022)

10.1.1+	First Amendment to 2021 Equity Incentive Plan, dated May 31, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2024)

10.2	Supply Chain Agreement with Aegle Partners 2 LLC, dated February 27, 2019 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1/A filed on May 26, 2021)

10.2.1

First Amendment to Supply Chain Agreement with Aegle Partners 2 LLC, dated September 14, 2019 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1/A filed on May 26, 2021)

10.2.2

Second Amendment to Supply Chain Agreement with Aegle Partners 2 LLC, dated November 24, 2020 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1/A filed on May 26, 2021)

10.3+

Employment Agreement, dated as of February 15, 2022, by and between John Payne and the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 16, 2022)

10.4+

Letter Agreement between Keith Marchiando and Zivo Bioscience, Inc., dated January 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2021)

10.5	Form of Paulson Convertible Note (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1/A filed on May 26, 2021)

10.6	Form of Shapiro Convertible Note (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1/A filed on May 26, 2021)

10.7*

Zivo Bioscience, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 15, 2021)

10.7.1+	Amended Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2024)

10.7.2+	2024 Equity Incentive Plan for Non-Employee Directors and Form Grant Agreements (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2024)

10. 8+

Stock Option Grant Notice and Agreement to Zivo Bioscience, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Securities and Exchange Commission on November 15, 2021)

10.9	Subscription Agreement, dated as of April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2023)

50

10.10

Form of Securities Purchase Agreement, dated as of June 30, 2023, by and between Zivo Biosciences, Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023)

10.11	Subscription Agreement, dated as of November 16, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2023)

10.12

Debt Settlement Agreement, dated November 12, 2024, by and between Howard Shapiro and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2024)

10.13

Debt Settlement Agreement, dated November 12, 2024, by and between Merger Masters Pension Fund and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 15, 2024)

10.14

Debt Settlement Agreement, dated November 12, 2024, by and between Financial Trading Consultants Pension Fund and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 15, 2024)

10.15	Promissory Note, dated November 12, 2024, in favor of Howard Shapiro (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 15, 2024)

10.16	Promissory Note, dated November 12, 2024, in favor of Merger Masters Pension Fund (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 15, 2024)

10.17

Promissory Note, dated November 12, 2024, in favor of Financial Trading Consultants Pension Fund (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 15, 2024)

10.18	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 15, 2025)

19*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of BDO USA, P.C.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: March 18, 2025
	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer, and Secretary (principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John B. Payne
John B. Payne,
Chief Executive Officer, President and Director (principal executive officer)
March 18, 2025

By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer, and Secretary (principal financial and principal accounting officer)
March 18, 2025

By:	/s/ Christopher D. Maggiore
Christopher D. Maggiore,
Director
March 18, 2025

By:	/s/ Nola E. Masterson
Nola E. Masterson,
Director
March 18, 2025

By:	/s/ Alison A. Cornell
Alison A. Cornell,
Director
March 18, 2025

By:	/s/ Laith Yaldoo
Laith Yaldoo,
Director
March 18, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Zivo Bioscience, Inc.

Troy, Michigan

Opinion on the Consolidated Financial Statements

 We have audited the accompanying consolidated balance sheets of Zivo Bioscience, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses since inception, experienced negative cash flows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Consolidated Financial Statements – Impact of Control Environment and Information Technology General Controls

As disclosed in management’s report on internal control over financial reporting, the Company identified material weaknesses as of December 31, 2024. These material weaknesses included ineffective (i) entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities, (ii) information technology general controls (ITGCs), (iii) control activities over substantially all of the company's business processes, and (iv) controls over the accounting, classification, and application of United States Generally Accounting Principles (“US GAAP”) relating to certain transactions.

We identified a critical audit matter over the completeness and accuracy of the consolidated financial statements. Designing the appropriate procedures and evaluating audit evidence to ensure the completeness and accuracy of the consolidated financial statements with an ineffective control environment required especially challenging and subjective auditor judgment due to the increased extent of audit effort including the need to modify the nature and extent of audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•

Performing incremental procedures over material financial statement accounts such as revenue and expenses by i) increasing the sample sizes to perform certain audit procedures and ii) lowering the testing thresholds and for journal entries by expanding the types of entries to be tested.

•	Evaluating the impact of improper segregation of duties and designing incremental procedures over disbursements.

•	Manually testing the completeness and accuracy of information provided by the Company and increasing the extent of our testing for items to be selected and agreed to source documents.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2022.

Troy, Michigan

March 18, 2025

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS:
Cash	$1,542,442	$274,380
Accounts receivable	2,211	3,735
Prepaid expenses	90,789	147,262
Total current assets	$1,635,442	$425,377
OTHER ASSETS:
Operating lease - right of use asset	-	98,280
Security deposit	7,680	32,058
Total other assets	7,680	130,338
TOTAL ASSETS	$1,643,122	$555,715

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
CURRENT LIABILITIES:
Accounts payable	$547,090	$993,090
Accounts payable – related party	194,762	172,670
Current portion of long-term operating lease	-	106,342
Convertible debentures payable	-	240,000
Current portion of note payable	138,164	-
Accrued interest	65,628	100,686
Accrued liabilities – employee bonus	1,096,178	1,148,770
Total current liabilities	$2,041,822	$2,761,558
LONG TERM LIABILITIES:
Long-term note payable, net of current portion	116,197	-
Total long-term liabilities	116,197	-
TOTAL LIABILITIES	$2,158,019	$2,761,558
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT):
Common stock, $0.001 par value, 25,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 3,621,335 and 2,382,356 issued and outstanding at December 31, 2024, and December 31, 2023, respectively	$3,621	$2,383
Additional paid-in capital	136,448,032	121,373,488
Accumulated deficit	(136,966,550)	(123,581,714)
Total stockholders’ (deficit)	$(514,897)	$(2,205,843)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,643,122	$555,715

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2024	For the year ended December 31, 2023
REVENUE:
Product revenue	$157,220	$27,650
Total Revenues	$157,220	$27,650

COST OF GOODS SOLD
Product costs	108,268	16,040
Total Cost of Goods Sold	108,268	16,040

GROSS PROFIT	48,952	11,610

OPERATING EXPENSES:
General and administrative	10,275,914	5,897,594
Research and development	3,134,935	1,377,028
Total Operating Expenses	$13,410,849	$7,274,622

LOSS FROM OPERATIONS	$(13,361,897)	$(7,263,012)

OTHER (EXPENSE):
Amortization of debt discount	-	(439,594)
Interest expense - related parties	-	(50,785)
Interest expense - other	(22,939)	(23,793)

Total Other Expense	$(22,939)	$(514,172)

NET LOSS	$(13,384,836)	$(7,777,184)

BASIC AND DILUTED LOSS PER SHARE	$(4.23)	$(4.60)

WEIGHTED AVERAGE
BASIC AND DILUTED SHARES OUTSTANDING	3,167,153	1,690,009

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	1,569,943	$1,570	$115,792,338	$(115,804,530)	$(10,622)

Employee and director equity-based compensation	-	-	867,359	-	867,359
Private offering issuance of stock and warrants, net of issuance costs	171,666	172	3,634,791	-	3,634,963
Debt discount for related party loan warrants	-	-	439,594	-	439,594
Fractional Shares from Split	(290)	-	-	-	-
Common stock issued on prefunded warrant exercise	78,021	78	(31)	-	47
Private sales of common stock - other	125,324	125	154,875	-	155,000
Private sales of common stock – related party	437,692	438	484,562	-	485,000
Net loss for the year ended December 31, 2023	-	-	-	(7,777,184)	(7,777,184)
Balance, December 31, 2023	2,382,356	$2,383	$121,373,488	$(123,581,714)	$(2,205,843)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	2,382,356	$2,383	$121,373,488	$(123,581,714)	$(2,205,843)

Employee and director equity-based compensation	445,490	445	9,473,068	-	9,473,513
Private sales of common stock - other	598,054	598	4,282,789	-	4,283,387
Private sales of common stock – related party	195,435	195	1,318,687	-	1,318,882
Net loss for the year ended December 31, 2024	-	-	-	(13,384,836)	(13,384,836)
Balance, December 31, 2024	3,621,335	$3,621	$136,448,032	$(136,966,550)	$(514,897)

The accompanying notes are an integral part of these consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2024	2023
Cash flows from operating activities:
Net Loss	$(13,384,836)	$(7,777,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization on debt discount	-	439,594
Employee and director equity-based compensation expense	9,473,513	867,359
Amortization of operating lease - right of use asset	98,280	91,002
Amortization of deferred R&D obligations - participation agreements	-	(701,332)
Changes in assets and liabilities:
Prepaid expenses	56,473	(44,846)
Security deposits	24,378	-
Accounts payable	(446,000)	502,420
Accounts payable – related party	22,092	172,670
Accounts receivable	1,524	(3,735)
Lease liabilities	(106,342)	(98,835)
Accrued liabilities	(52,592)	752,994
Net cash (used) in operating activities	$(4,313,510)	$(5,799,893)

Cash flows from investing activities:
Net cash (used) in investing activities	$-	$-

Cash Flow from Financing Activities:
Proceeds of loans payable, other	$517,560	$605,600
Payment of loans payable, other	(517,560)	(605,600)
Proceeds of loans payable, related party	-	1,150,000
Payment of loans payable, related party	-	(1,150,000)
Proceeds from private placement of registered securities, net	-	3,634,963
Exercise of common stock warrants	-	47
Payment of term debt	(20,697)	-
Proceeds from direct sale of common stock, related party	1,318,882	485,000
Proceeds from direct sales of common stock	4,283,387	155,000
Net cash provided by financing activities	$5,581,572	$4,275,010
Increase/(decrease) in cash	$1,268,062	$(1,524,883)
Cash at beginning of period	274,380	1,799,263
Cash at end of period	$1,542,442	$274,380

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,955	$72,178
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

F-6

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2024:

During the year ended December 31, 2024, the Company had no non-cash investing or financing transactions.

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

NOTE 2 - BASIS OF PRESENTATION

Going Concern

The Company has incurred net losses since inception, experienced negative cash flows from operations for the year ended December 31, 2024 and has an accumulated deficit of $137.0 million. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

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

The Company intends to fund ongoing activities by utilizing its current cash on hand and by raising additional capital through equity or debt financings. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations.

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

Cash

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. At December 31, 2024 and 2023, the Company did not have any cash equivalents.

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

ROU assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023.

Lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Generally, we do not consider any additional renewal periods to be reasonably certain of being exercised, as comparable locations could generally be identified within the same trade areas for comparable lease rates. Because the Company's leases do not provide an implicit rate of return, the Company used its incremental borrowing rate in determining the present value of lease payments. We have elected the practical expedient not to separate lease and non-lease components for all of our building leases.

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

For the year ended December 31, 2024, the Company had only one product for sale, and one customer accounted for 100% of the revenue for its products.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. The Company’s R&D costs, including internal expenses, consist of clinical study expenses as it relates to the therapeutic (biotech) business and the development and growing of algae as it relates to the nutrition (agtech) business. External clinical studies expenses were approximately $20,000 and $900,000 for the years ended December 31, 2024 and 2023, respectively. Internal expenses, composed of staff salaries of approximately $3.1 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively. These costs were offset by the amortization of the R&D obligation of $0 and approximately $700,000 for the years ending December 31, 2024 and 2023, respectively; of which, $175,427, for the year ended December 31, 2023, was attributable to related parties (see “Note 8 - Deferred R&D Obligations - Participation Agreements”).

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 were primarily attributable to net operating loss carry forwards. Since the Company has a history of losses, and it is more likely than not that some portion or all of the deferred tax assets will not be realized, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

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

Income (Loss) Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of shares of common stock outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of options and warrants and conversions of debentures. Potentially dilutive securities as of December 31, 2024, consisted of and 1,031,425 shares of common stock underlying outstanding options and 1,171,662 warrants. Potentially dilutive securities as of December 31, 2023, consisted of 8,746 shares of common stock from convertible debentures and related accrued interest and 1,459,881 shares of common stock underlying outstanding options and warrants. For 2024 and 2023, diluted and basic weighted average shares were the same, as potentially dilutive shares are anti-dilutive.

Segment Reporting

The Company manages the business activities on a consolidated basis and operates in one reportable segment, research and development of micro algae for applications in both the therapeutic and nutritional sectors. As the Company has one reportable segment, sales, cost of sales, research and development, and general and administrative expenses are equal to consolidated results. Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's Chief Operating Decision Maker ("CODM") in allocating resources and in assessing performance. The Company's CODM is the Chief Executive Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company's segment is net income attributable to Zivo Bioscience, Inc. Financial budgets and actual results used by the CODM to assess performance and allocate resources, as well as strategic decisions related to headcount and other expenditures are reviewed on a consolidated basis.

Warrants

The Company accounts for warrants issued on June 2, 2021 in connection with a public offering of commons stock and common stock warrants, and traded on the OTC Pink under the symbol ZIVOW, (“Public Warrants”) and Private Placement Warrants issued in the years ended December 31, 2023 and 2024, see Note 9 – STOCKHOLDERS’ EQUITY (DEFICIT), (collectively “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40, including whether the Warrants are indexed to the Company’s own stock and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The fair value of Warrants is estimated using Black Scholes modeling. Inputs under the model include the Company’s Common Share price, the risk-free interest rate, the expected term, the volatility, and the dividend rate. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classifications measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

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

As of December 31, 2024 and 2023, fair values of cash, prepaid expenses, accounts receivable, other assets, accounts payable, accrued expenses, and other liabilities approximated their carrying values because of the short-term nature of these assets or liabilities. As of December 31, 2024 and 2023 the fair value of the notes and convertible notes approximated their carrying value. We elected to account for the notes and the convertible notes while they were outstanding on a fair value basis under ASC 825 to comprehensively value and streamline the accounting for the embedded conversion options. The fair value of these convertible notes were based on both the fair value of our common stock, discount associated with the embedded redemption features, and cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and are based on Level 3 inputs.

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

Recent Accounting Pronouncements - Adopted

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a review to determine the consequences of the change to its consolidated financial statements and assures there are sufficient controls in place to ascertain the Company’s consolidated financial statements properly reflect the change.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the fiscal year beginning January 1, 2024 and there was no impact on the Company’s reportable segments identified. Additional required disclosures have been added in Note 13.

Recent Accounting Pronouncements – Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.

In February 2024, the FASB issued ASU  2024-04 — Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments.  This update is intended to improve the relevance and consistency in application of the induced conversion guidance in FASB Accounting Standards Codification Subtopic 470-20, Debt —Debt with Conversion and Other Options. Current generally accepted accounting principles provide guidance for determining whether a settlement of convertible instruments at terms different from the original conversion terms should be accounted for as an induced conversion (as opposed to a debt extinguishment). The amendments in the ASU clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion.  This new standard is effective for fiscal years beginning after December 15, 2025.  Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.

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

NOTE 4 - LEASES

The Company leases a facility that contains office, warehouse, lab and R&D space in Ft. Myers Florida. Rent was $2,261 per month for calendar 2023, and $2,200 per month for calendar 2024. The lease expired December 31, 2024.

The Company leases office space for its headquarters in Bloomfield Hills, Michigan. Rent was $7,466 for the months of January 2023 through November 2023, and $7,668 for the months of December 2023 through the lease term, November 2024. The Company entered into a month-to-month rental agreement, paying $7,668 per month, for December 1, 2024, through January 10, 2025, when the Company moved to a different facility.

The balances for our operating lease where we are the lessee are presented as follows within our consolidated balance sheet:

Operating leases:

Assets:	December 31, 2024	December 31, 2023
Operating lease right-of-use asset	$-	$98,280

Liabilities:
Current portion of long-term operating lease	$-	$106,342
Long-term operating lease, net of current portion	-	-
	$-	$106,342

The components of lease expense are as follows within our consolidated statement of operations:

	For the Year ended
	December 31, 2024	December 31, 2023
Operating lease expense	$104,346	$108,942

Other information related to leases where we are the lessee is as follows:

	For the Year ended
	December 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	0.00 Years	0.94 Years

Discount rate:
Operating leases	11.00%	11.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Year ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:	$112,407	$116,209
Non-cash investment in ROU asset	-	-

As of December 31, 2024, the Company has no remaining operating lease liabilities.

On September 13, 2024, the Company entered into a 63-month lease agreement for office space in Troy, Michigan. On January 6, 2025, the Company moved its headquarters to this location. The lease agreement commenced on January 1, 2025, and ends on March 31, 2030. The lease agreement provided for a total rent of $298,135 over the period. Occupancy of the property commenced on January 1, 2025. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The parties negotiated a three-month rent holiday from January 1, 2025, through March 31, 2025. Rent is $4,681 per month from April 1, 2025, to March 31, 2026, $4,820 from April 1, 2026, to March 31, 2027, $4,964 from April 1, 2027, to March 31, 2028, $5,113 from April 1, 2028, to March 31, 2029, and $5,267 from April 1, 2029, to March 31, 2030. The Company has reviewed the terms of the agreement and will classify the lease as an operating lease under ASC 842.

On January 21, 2025, the Company entered into a 36-month lease agreement for a facility that contains office, warehouse, lab and R&D space in Ft. Myers, Florida. The lease agreement commenced on January 1, 2025, and ends on December 31, 2027. The lease agreement provided for a total rent of $111,817 over the period. Occupancy of the property commenced on January 1, 2025. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Rent is $3,000 per month from January 1, 2025, to December 31, 2025, $3,105 from January 1, 2026, to December 31, 2026, and $3,213 from January 1, 2027, to December 31, 2027. The Company has the option to extend the lease for one three-year period during which the monthly lease rate will increase at a rate of 3.5% per year. The Company has reviewed the terms of the agreement and will classify the lease as an operating lease under ASC 842.

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

Each warrant is exercisable for a period of three years from issuance at a per-share exercise price equal to $17.46. The exercise price and number of shares of our Common Stock issuable upon exercising the Payne Warrant will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, or similar transaction, as described therein.

The allocation of fair value between the Payne Note and the Payne Warrant was recorded at the issuance date using a relative fair value allocation method of which $439,954 was allocated to the Payne Warrant and debt discount the remaining proceeds were recorded as debt.

The Payne Warrant, which qualified for the derivatives scope exception, met equity classification, and was recognized as a component of permanent stockholders’ equity within additional paid-in-capital and as a debt discount on the consolidated balance sheet.

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

As of December 31, 2024, there were no Loans Payable to related parties.

NOTE 6 - DEBT

 On November 12, 2024, the Company entered into a Debt Settlement Agreement (“Debt Settlement Agreement”) with each of Howard Shapiro, Merger Masters Pension Fund, and Financial Trading Consultants Pension Fund (each a “Creditor”) to restructure certain debt of the Company. Each Creditor agreed to settle the Company’s existing debt in exchange for the Company issuing each Creditor an unsecured promissory note (each a “Note,” collectively, the “Notes”) pursuant to the terms agreed upon in each Debt Settlement Agreement. The Company issued a Note to each of Howard Shapiro, Merger Masters Pension Fund, and Financial Trading Consultants Pension Fund in the principal amount of $185,497, $40,331, and $51,426, respectively. The Notes have an aggregate principal amount of $277,254.

Each Note is payable in 24 equal monthly installments beginning November 30, 2024, and bears interest at a rate of 1.0% per annum. Each Note is subject to customary events of default, the occurrence of which will trigger, at the option of the respective Creditor, the unpaid principal balance of the Note becoming immediately due and payable. The principal balance may be prepaid at any time without penalty.  As of December 31, 2024 the remaining principal balance was $254,361.

NOTE 7 - NOTE PAYABLE

Short Term Loans

On March 5, 2024, the Company entered into a short-term, unsecured loan agreement to finance a portion of the Company’s directors’ and officers’, and employment practices liability insurance premiums. The note in the amount of $517,560 carries an 8.5% annual percentage rate and will be paid down equal monthly payments of $59,563, which payment began March 10, 2024.  The loan was fully paid off, and there was no remaining principal balance as of December 31, 2024.

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

NOTE 8 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS

During 2020 and 2021 the Company entered into twenty-one (21) License Co-Development Participation Agreements (the “Participation Agreements”) with certain investors (“Participants”) for aggregate proceeds of $2,985,000. The Participation Agreements provide for the issuance of warrants to such Participants and allows the Participants to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from ZIVO’s algae cultures. Specifically, ZIVO has agreed to provide to the Participants a 44.78% “Revenue Share” of all license fees generated by ZIVO from any licensee (See the Table below).

According to the terms of the Agreements, and pursuant to ASC 730-20-25 the Company has bifurcated the proceeds of $2,985,000 as follows: 1) the 17,712 warrants sold were attributed a value of $953,897 based on the Black Scholes pricing model using the following assumptions: volatilities ranging from 129.13% to 154.26%; annual rate of dividends 0%; discount rates ranging from 0.26% to 0.87%, and recorded as Additional Paid In Capital; 2) the remaining $2,031,103 was recorded as Deferred R&D Obligation - Participation Agreements. Since the Company believes there is an obligation to perform pursuant to ASC 730-20-25, the Deferred R&D Obligation are amortized ratably based on expenses incurred as the Company develops the technology for bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures. In the year ending December 31, 2023, the Company recognized $701,332 as a contra R&D expense related to personnel and third-party expenses to develop the subject technology. $175,427 of this total contra R&D expense was attributed to deferred R&D obligations funded by a related party. As of December 31, 2023, the R&D obligation has been fully amortized, and no balance remains.

The Participation Agreements allow the Company the option to buy back the right, title and interest in the Revenue Share for an amount equal to the amount funded plus a minimum payment threshold, as applicable. Once this minimum threshold is met, the Company may exercise its option by delivering written notice to a Participant of its intent to exercise the option, along with repayment terms of the amount funded, which may be paid, in the Company’s sole discretion, in one lump sum or in four (4) equal quarterly payments. If the Company does not make such quarterly payments timely for any quarter, then the Company shall pay the prorated Revenue Share amount, retroactive on the entire remaining balance owed, that would have been earned during such quarter until the default payments have been made and the payment schedule is no longer in default. See below a summary of the Participation Agreements:

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

Certain of the Participation Agreements are owned by related parties. Participation Agreement numbers 8, 14, and 19 totaling $265,000 are owned by HEP Investments, Participation Agreement 21 in the amount of $45,000 is owned by MKY MTS LLC an entity controlled by the owners of HEP Investments, and Participation Agreement 13 in the amount of $500,000 is owned by an investment company owned by a significant shareholder Mark Strome (“Strome”). Certain of these Participation Agreements were amended subsequent to year end 2024. (see “Note 13 – Subsequent Events - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS”)

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

All the pre-funded warrants associated with the Registered Offering and the Series A and Series B warrants have been classified and accounted for in equity. The net proceeds of the offering, including the fair value assigned to the Private Placement Warrants were recorded as a component of stockholders’ equity within additional paid-in-capital.

Recapitalization - Reverse Stock Split

On October 26, 2023, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of Nevada (the “Certificate of Amendment”), to (i) effectuate a reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock and treasury shares on a 1-for-6 basis and (ii) decrease the number of total authorized shares of common stock of the Company from 150,000,000 to 25,000,000 shares.

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

Stock Sales and Issuances

During the twelve months ended December 31, 2024, the Company sold and issued a total of 793,489 shares of common stock for proceeds $5,602,269. Included in these sales of stock were the sale of 598,054 shares of common stock for $4,283,387 to unrelated private investors, and 195,435 shares of common stock to related parties for $1,318,882 including $1,240,781 in cash and $78,101  in related party accounts payable owed to those individuals.

During the year ended December 2023, the Company sold and issued 563,016 shares of common stock for proceeds of $640,000 to various investors in private placements.  Included in those amounts were issuances of 437,692 shares of common stock for proceeds of $485,000 to two related parties.

Stock Warrants Issued

In the year ended December 31, 2024, the Company issued warrants to purchase 30,924 shares of common stock to investors under a board approved private fund raising program.  Included in the total were warrants for 6,185 shares issued to related parties.

In the year months ended December 31, 2023, the Company issued warrants to purchase 642,397 shares of common stock.  Included in the total were warrants for 65,000 shares issued to a related party, pre-funded warrants to purchase 78,021 shares of common stock, and warrants to purchase 499,376 shares of common stock to a single investor in a private transaction.

Stock Warrants Exercised

In the year ended December 31, 2024, no stock warrants were exercised by any investor holding warrants.

During the year ended December 31, 2023, the Prefunded Warrants in connection with the Securities Purchase Agreement dated June 30, 2023, were exercised on a cash basis.  The Company received $47 in exchange for the issuance of 78,021 shares of common stock.  See NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) - June 2023 Registered Direct Offering and 2023 Private Placement Warrants.

Equity Based Compensation

The Company compensates executives, employees, directors, and some service providers from time-to-time with equity as a component of compensation for employment and other services.  These equity awards are issued under established plans.

Equity Incentive Plan for Non-Employee Directors

On May 31, 2024, the Board of Directors adopted the 2024 Equity Incentive Plan for Non-Employee Directors (the “Director Equity Plan”).  Material features of the Director Equity Plan are:

•	The maximum number of shares of common stock to be issued under the Director Equity Plan is 875,000 shares, which number will automatically increase through an evergreen provision on January 1 of each year commencing on January 1, 2025, in an amount equal to 5% of the total number of shares of the Common Stock outstanding on December 31 of the preceding year.

•	Shares reacquired by the Company to satisfy the exercise, strike or purchase price of any award or any shares that are reacquired to satisfy a tax withholding obligation in connection with the award will be added back to the share reserve under the Director Equity Plan. The withholding of shares that would otherwise be issued by the Company to satisfy the exercise, strike or purchase price of an award or the withholding of shares that would otherwise be issued by the Company to satisfy a tax withholding obligation in connection with an award will not be added back to the share reserve.

•	The award of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards is permitted.

•	The aggregate value of all compensation granted or paid to any non-employee director with respect to any calendar year, including awards granted and cash fees paid by the Company to such non-employee director, will not exceed $750,000 in total value or, in the event such non-employee director is first appointed or elected to the Board during such calendar year, $1,000,000 in total value. These annual limits do not apply to (i) any awards made to replace stock options that were cancelled by the Board, (ii) awards made to a non-employee director for special or extraordinary services, as determined by the Board, or (iii) awards made in 2024 to compensate non-employee directors for services performed in 2023.

•	All awards granted under the Director Equity Plan are subject to recoupment in accordance with the Company’s clawback policy.

Non-employee directors are eligible to participate in the Director Equity Plan. As of December 31, 2024, 429,510 shares remain available to be issued under the Director Equity Plan.

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

Subject to adjustment as described in the 2021 Plan, the aggregate number of shares of common stock available for issuance under the 2021 Plan is initially set at 1,000,000 shares; this number is automatically increased through an evergreen provision each January 1st by an amount equal to 5% of the number of common stock shares outstanding at that date, resulting in an increase in available shares under the 2021 Plan. On May 31, 2024, the Company’s Board of Directors amended the 2021 Plan such that the total number of shares of common stock available for issuance under the 2021 Plan would be 1,000,000 as of that date, an additional increase of 789,324 shares.

On June 5, 2024, pursuant to a proposed equity compensation exchange approved by the Board of Directors, various option awards underlying 292,515 shares of common stock were forfeited by employees and members of the Board of Directors in exchange for replacement equity awards as approved by the Board of Directors. As of December 31, 2024, 1,031,425 options have been issued under the 2021 Plan, and 261,090 shares remained available for issuance.

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

Equity Based Compensation Expense

For the year ended December 31, 2024, the Company recognized a total stock based compensation expense of $9,473,513 for equity compensation to members of the Board of Directors and certain employees for restricted stock awards and option grants. $2,222,806 of the total expense for the year was related to R&D and the remaining $7,250,707 was for general and administrative expenses (G&A). During the year ended December 31, 2023, the Company recorded compensation expense for new equity grants in the present period plus equity awards from prior periods of $867,359, of which $232,920 of the total expense for the year was related to R&D and the remaining $634,439 was for general and administrative expenses (G&A).

Board of Directors Equity Based Fees

On June 12, 2023, our Board of Directors awarded options pursuant to the Non-Employee Director Compensation Policy. The Board granted to each of the three non-employee directors $50,000 in value of common stock options. The Company used the Black Scholes option pricing model to determine the number of shares that would derive a value of $50,000 for each non-employee director. The Black Scholes pricing model used the following assumptions: term of 5.31 years; volatility 112.25%; annual rate of dividends 0%; discount rate 3.88%. The model yielded an award grant of 10,878 total options, 3,626 for each of the three non-employee directors.  The Company recorded directors’ fees related to equity compensation of $337,682 for the year ended December 31, 2023, representing the expense associated with the common stock options awarded in 2023 and years prior.

On June 11, 2024, the Company restructured the Board of Directors compensation to award Restricted Stock Awards to the non-employee members of the Board and curtailed the practice of awarding common stock options to the non-employee Board members.

During the year ended December 31, 2024, the Board of Directors awarded 445,490 Restricted Stock Awards (RSA) to the non-employee directors of the Company under the Equity Incentive Plan for Non-Employee Directors.  The Company recorded directors’ fees related to equity compensation of $3,258,311 for the year ended December 31, 2024, representing the expense associated with the Restricted Stock Awards and vesting of common stock option awards from prior years.

Board Annual Service

The equity compensation for the year ended December 31, 2024, for normal board annual service equity awards per the Company’s amended Board Compensation Policy of $187,673 included the value of 18,819 Restricted Stock Awards (RSA) issued in 2024 and compensation expense related to vesting of options issued in years prior.  On, June 11, 2024 pursuant to the Amended Non-Employee Director Compensation Policy for annual service on the Board of Directors whereby each non-employee director received $50,000 in value of RSA calculated from the closing price of the Company’s common stock on that day. The RSAs, issued at $7.97 per share, vest 25% on each of the 3-month, 6-month, and 9-month anniversaries of the award, and 25% on the day prior to the Company's 2025 annual shareholder meeting.

The remaining 426,671 RSA and $3,070,638 of directors’ fees related to equity compensation is due to the following one-time compensation awards and events.

Director Stock Option Replacement Program

From 2021 to 2023, the Company had issued stock options to its non-employee directors pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides that the Board may cancel outstanding options and make a substitute grant of new options or other equity-based awards under the 2021 Plan or another equity plan of the Company (the “Director Stock Option Replacement Program”). On June 5, 2024, pursuant to the Director Stock Option Replacement Program, 127,364 shares of restricted stock were granted under the Director Equity Plan to replace all 62,451 outstanding options that were previously granted to non-employee directors under the 2021 Plan. Replacement shares were granted under the newly established Equity Incentive Plan for Non-Employee Directors.  The RSA vested immediately on the date of the grant.  The Company recognized $671,998 of compensation expense related to this award in the year ended December 31, 2024.

Stock Award Grant

On May 31, 2024, the Board granted common stock RSAs with a value of $299,996 under the Director Equity Plan to director Alison Cornell. The 37,688 RSA shares awarded were determined based on the closing price of the Company’s stock on the date of grant of $7.96 per share. The RSA shares vested immediately upon issuance.  The Board determined that this award to Ms. Cornell is an award for special or extraordinary services and was exempt from the annual limitation on awards to non-employee directors set forth in the Director Equity Plan.

Stock Award in Lieu of Unpaid Directors’ Fees

On May 31, 2024, the Board approved a Stock in Lieu of Unpaid Director's fees that would allow for the granting of a total of 261,619 common stock RSAs to the non-employee Board members in lieu of accrued but unpaid non-employee director service fees earned during the calendar year ending December 31, 2023.  In aggregate the Company owed the three non-employee board members at the time $172,670 in fees.  Upon Board approval, these unpaid amounts were grossed up for taxes at an assumed tax rate of 45% and the number of shares was determined based on the Company’s closing stock price on December 29, 2023, of $1.20 per share.

The value of the shares granted to the non-employee directors pursuant to this exchange of stock in lieu of unpaid cash fees were exempted from the annual limitation of awards to non-employee directors set forth in the Director Equity Plan. These shares awards were issued under the Director Equity Plan and are subject to provisions thereof.  The RSAs issued under this program vested 50% immediately on the date of grant, and the remaining 50% vested on January 1, 2025.

The Company determined the value of these awards based on the market price on the grant date of $7.96 per share and recognized $2,077,523 of expense in the year ended December 31, 2024, for the vested portion of these awards in lieu of unpaid directors’ fees, and at the same time wrote off $172,670 in related party accounts payable.

Undermarket Equity Purchases

Between July 24, 2024 and October 16, 2024 the Company sold common stock to non-employee board members at prices that were less than the fair value on the day of the transactions. The difference between fair value and the purchase price was $21,121 and was recognized as compensation expense in the consolidated statements of operations.

Employee Stock Based Compensation

Common Stock Options

During the year ended December 31, 2024, the Company awarded options underlying 1,031,425 shares of common stock to executives and employees under the 2021 Plan.  The Company recognized compensation expense for these awards and options that were previously granted to executives and employees of $6,215,202 for the year ended December 31, 2024. For the year ended December 31, 2023, the Company incurred compensation expenses for equity awards to executives and employees of $867,359.

CEO 2023 Equity Award

On June 5, 2024, the Board awarded 50,251 common stock options to the Company’s Chief Executive Officer in exchange for a prior agreed to cash payment yet unpaid in the amount of $400,000.  The strike price of $7.96 was set as the closing market price on the grant date and the options vested immediately upon issuance.  The Company used the Black Scholes option pricing model to determine the compensation expense of $338,819 for the award grant. The Black Scholes pricing model used the following assumptions: assumed term of 5.1 years; volatility 122.46%; annual rate of dividends 0%; discount rate 4.29%.

Employee Stock Option Replacement Program

On June 5, 2024, pursuant to the Employee Stock Option Replacement Program, 981,174 common stock option shares were approved by the Board of Directors from the 2021 Plan to replace all 230,064 outstanding options that were previously granted to executives and employees under both the 2019 Plan and the 2021 Plan. Replacement shares were granted under the existing 2021 Plan. The total expense for options awards made to various employees for the year ended December 31, 2024 was $5,849,520.  The Company used the Black Scholes option pricing model to determine the compensation expense for these award grants issued in the year ended December 31, 2024. The Company valued the new awards using the Black Scholes pricing model with the following assumptions: option agreement expected term of 5.1 years; volatility 122.46%; annual rate of dividends 0%; discount rate 4.29%. The Company determined the new options awarded under the Employee Stock Option Replacement Program to be modifications of existing awards and as such the Company will account for the awards by continuing to expense the original option awards as well as expensing the value of the new awards less the value of the old awards revalued at the conditions at the time of new awards.

The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Year Ended December 31,

	2024	2023
Expected volatility	122.46%	112.28%
Expected dividends	0%	0%
Expected term	5.1 years	5.3 years
Risk free rate	4.29%	3.88%

Undermarket Equity Purchases

On October 15, 2024 the Company sold common stock to the CEO of the Company at a price that was less than the fair value on the day of the transaction. The difference between fair value and the purchase price was $26,863 and was recognized as employee compensation expense in the consolidated statements of operations.

Common Stock Options

A summary of the status of the Company’s options issued under the Company’s equity incentive plans is presented below.  Based on the closing market price of $21.50 per share on December 31, 2024 the total intrinsic value of all the Company’s outstanding options was $14.0 million.

	December 31, 2024		December 31, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	292,515	$35.56	281,637	$36.29
Forfeited	(292,515)	35.56	-	-
Issued	1,031,425	7.96	10,878	16.74
Outstanding, end of period	1,031,425	$7.96	292,515	$35.56

Options outstanding and exercisable by price range as of December 31, 2024 were as follows:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$7.96	1,031,425	9.43	$7.96	973,413	$7.96

As of December 31, 2024, there was $133,257 of remaining unrecognized compensation expense related to common stock options, which is expected to be recognized over a weighted average period of 0.3 years.

Common Stock Restricted Stock Awards (RSA)

The total RSA expense recorded in 2024 and 2023 are as follows:

	Year Ended December 31,
Restricted Stock Units	2024	2023
Expense	$3,211,688	$-

The 2024 RSA activity is as follows:

	Year Ended December 31,
Non-vested Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested as of December 31, 2023	-	$-
Granted	445,490	7.96
Vested	(305,269)	7.96
Forfeited	-	-
Non-vested as of December 31, 2024	140,221	$7.96

As of December 31, 2024, there was $31,135 of remaining unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted average period of 0.2 years.

The total fair value of RSAs vested during the years ended December 31, 2024 was $2,507,934. The fair value was determined based on the closing price of shares of our common stock on the dates the awards vested.

Common Stock Warrants - Unregistered

A summary of the status of the Company’s unregistered warrants is presented below.  Based on the closing market price of $21.50 per share on December 31, 2024 the total intrinsic value of all the Company’s unregistered warrants was $2.9 million.

	December 31, 2024		December 31, 2023
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	671,448	$21.59	267,013	$47.10
Issued	30,924	12.59	642,397	14.83
Exercised	-	-	(78,021)	0.00
Cancelled	-	-	-	-
Expired	(26,627)	47.29	(159,941)	47.53
Outstanding, end of period	675,745	$20.16	671,448	$21.59

Unregistered warrants outstanding and exercisable by price range as of December 31, 2024 were as follows:

Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$6.00-11.99	17,832	4.61	$6.00-11.99	17,832	8.24
12.00-17.99	569,968	1.95	12.00-17.99	569,968	16.87
18.00-23.99	7,500	4.99	18.00-23.99	7,500	20.19
30.00-35.99	36,800	1.42	30.00-35.99	36,800	33.00
48.00-53.99	4,165	0.55	48.00-53.99	4,165	51.60
54.00-55.99	38,543	0.70	54.00-55.99	38,543	57.60
60.00-65.99	281	1.37	60.00-65.99	281	62.40
66.00-71.99	656	1.07	66.00-71.99	656	67.20
	675,745	1.95		675,745	$20.16

Common Stock Warrants - Registered

A summary of the status of the Company’s registered warrants is presented below:

	December 31, 2024		December 31, 2023
	Number of Registered Warrants	Weighted Average Exercise Price	Number of Registered Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	495,917	$33.00	495,917	$33.00
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	495,917	$33.00	495,917	$33.00

Registered warrants outstanding and exercisable by price range as of December 31, 2024, were as follows:

Outstanding Registered Warrants			Exercisable Registered Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$33.00	495,917	1.42	$33.00	495,917	33.00

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Alimenta Supply Agreement

In July 2023, the Company, through its ZIVOLife LLC subsidiary and Alimenta Algae SAC, a Peruvian company, signed a binding Contract Manufacturing Term Sheet (the “Term Sheet”). This binding Term Sheet commits ZIVOLife to purchase all of the ZivolifeTM product produced by Alimenta at the site subject to certain capacity growth plans and overall capacity limitations.  The purchase commitment will end on August 31, 2028. During the year ended December 31, 2024, the Company purchased $108,268 of product subject to this agreement, and in the year ended December 31, 2023, $16,040 of product subject to this agreement was purchased by the Company.  As of December 31, 2024, no products were available that we were obligated to purchase.

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

Accounts Payable

On December 31, 2024, and December 31, 2023, the Company had accounts payable to related parties of $194,762 and $172,670, respectively.  These amounts due were the result of the Company’s delayed payment of cash service fees to the non-employee directors of the Company per the Non Employee Directors Compensation Policy.

Stock and Warrant Sales and Issuances

During the year ended December 31, 2024, the Company issued 195,435 shares of common stock for total proceeds of $1,318,882 including $1,240,781 in cash and $78,101 in  accounts payable to four related parties.  In addition to the issued common stock, warrants for 6,185 shares were issued to related parties with no additional proceeds to the Company.

During the year ended December 2023, the Company sold and issued 437,692 shares of common stock for proceeds of $485,000 to two related parties.

NOTE 12 - INCOME TAXES

The following table presents the components of net loss before income taxes:

	Years Ended December 31,
	2024	2023
Domestic	$(13,384,836)	$(7,777,184)
(Loss) before provision for income taxes	(13,384,836)	(7,777,184)

There was no income tax for the years ended December 31, 2024 and December 31, 2023. The Company’s tax expense differs from the “statutory” tax expense for the years ended December 31, 2024, and 2023 as noted below:

	For the Years Ended December 31,
	2024		2023
Income tax (benefit) / Expense at federal statutory rate	$(2,810,816)	21.0%	$(1,633,209)	21.0%
Apportioned state income taxes	(127,093)	0.9%	(95,082)	1.2%
Expired or forfeited stock based compensation	1,511,086	(11.3)%	89,502	(1.2)%
Rate change	72,688	(0.5)%	46,848	(0.6)%
Return to provision adjustments	-	0.0%	5,968	(0.1)%
Other non-deductible items	445	0.0%	1,195	0.0%
Change in valuation allowance	1,353,690	(10.1)%	1,584,778	(20.3)%
Total income tax provision	$-	0.0%	$-	0.0%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the Company’s deferred taxes were as follows:

	For the Years Ended December 31,
	2024	2023
Deferred tax assets/(liabilities)
Federal net operating loss carryforwards	$10,134,910	$8,703,105
State net operating loss carryforwards	166,026	130,413
Stock based compensation	2,108,922	2,665,017
Section 174 research and experimental expenditures	1,082,270	623,902
Accrued compensation	240,606	254,637
Operating leases	-	1,973
Total deferred tax assets	13,732,734	12,379,047
Other deferred tax liabilities	$(176)	(178)
Total deferred tax assets, net	13,732,558	$12,378,869
Valuation allowance	(13,732,558)	(12,378,869)
Total deferred income taxes	$-	$-

ASC 740 Income Taxes requires that the tax benefit of net operating losses (“NOLs”), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Management believes that realization of the deferred tax assets arising from the above-mentioned future tax benefits from operating loss carryforwards is currently not more likely than not and, accordingly, has provided a valuation allowance. The valuation allowance increased by $1.4 million for the year ended December 31, 2024 and increased by $1.6 million for the year ended December 31, 2023.

As of December 31, 2024 and 2023 the Company’s deferred tax asset contains the tax effect of approximately $48.3 million and $41.4 million of Federal NOLs, respectively. The Federal NOLs generated prior to December 31, 2017 were written off of the deferred tax asset, in 2022, while NOLs generated subsequent to this date remain. Under the Tax Cuts and Jobs Act, all Federal NOLs incurred after December 31, 2017 are carried forward indefinitely for Federal tax purposes.

	Net Operating Losses recorded as Federal deferred tax asset	Net Operating Losses recorded as State deferred tax asset
Total expiring operating losses (incurred prior to December 31, 2017)	-	-
Non-expiring operating losses (incurred after December 31, 2017)	48,261,480	3,018,662
Total Operating Loss	$48,261,480	$3,018,662

As of December 31, 2024, the Company has no uncertain tax positions. It is the Company’s policy to account for interest and penalties related to uncertain tax positions as interest expense and general and administrative expense, respectively in its statements of operations. No interest or penalties have been recorded related to the uncertain tax positions.

It is not expected that there will be a significant change in uncertain tax positions in the next 12 months. The Company is subject to U.S. federal and state income tax as well as to income tax in multiple state jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no tax examinations in progress. The statute of limitations for tax years ended after December 31, 2020, are open for federal and state tax purposes.

 In the ordinary course of its business the Company incurs costs that, for tax purposes, may be qualified research expenditures within the meaning of IRC Code Sec. 41 and, therefore, may be eligible for the Increasing Research Activities credit under IRC Code Sec. 41. The Company has not claimed a credit pursuant to IRC Code Sec. 41 on its federal returns, i.e. no deferred tax asset is recorded on the books.

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

NOTE 13  - SEGMENT REPORTING

The Company manages the business activities on a consolidated basis and operates in one reportable segment. The Company's reportable segment is microalgae technology.   The segment is research and development operating in both the therapeutic and nutritional sectors, with an intellectual property portfolio comprised of proprietary algal and bacterial strains, biologically active molecules and complexes, production techniques, cultivation techniques and patented or patent-pending inventions for applications in human and animal health. As the Company has one reportable segment, sales, cost of sales, research and development, and general and administrative expenses are equal to consolidated results.

Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's Chief Operating Decision Maker ("CODM") in allocating resources and in assessing performance. The Company's CODM is the Chief Executive Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company's segment is net income attributable to Zivo Bioscience, Inc.  Financial budgets and actual results used by the CODM to assess performance and allocate resources, as well as strategic decisions related to headcount and other expenditures are reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net income when deciding where and when to make expenditures.

	Year ended December 31,
	2024	2023
Total revenue	$157,220	$27,650
Total cost of goods sold	(108,268)	(16,040)
General and administrative	(10,275,914)	(5,897,594)
Research and development	(3,134,935)	(1,377,028)
Total interest and other (expense), net	(22,939)	(514,172)
Net loss	$(13,384,836)	$(7,777,184)

NOTE 14 - SUBSEQUENT EVENTS

2021 Plan Evergreen Provision

On January 1, 2025, 181,066 shares were added to the 2021 Plan as a result of the evergreen provision.

Equity Incentive Plan for Non-Employee Directors Evergreen Provision

On January 1, 2025, 181,066 shares were added to the Equity Incentive Plan for Non-Employee Directors as a result of the evergreen provision.

Short Term Loan

On February 21, 2025, the Company entered into a short-term unsecured loan agreement to finance a portion of the Company's directors' and officers', and employment practices liability insurance premiums. The note in the amount of $488,198 carries a 7.85% annual percentage rate and will be paid down in ten equal monthly payments of $50,593 beginning on March 10, 2025.

Directors Stock Awards

On January 1, 2025 the Compensation Committee of the Board of Directors awarded 38,378 RSA shares to the four non-employee members of the Boards in three separate actions.

From January 1, 2024 through June 10, 2024 the Company accrued payments to the non-employee board members pursuant to the Non-Employee Directors Compensation Policy in place at the time.  The total amount accrued for that time period was $69,827.  The Compensation Committee agreed the non-employee members of the board would forgo the accrued cash payment in lieu of RSA shares.  The Compensation Committee determined the fair exchange price would be $16.74 per share resulting in the Company issuing an aggregate of 4,170 shares in exchange for the $69,827 of accrued cash.  The restricted shares have been issued to the non-employee board members and will vest in full on March 31, 2025.

Additionally, from June 11, 2024 through December 31, 2024 the Company accrued payments to the non-employee board members in total of $124,934 for board service. The Compensation Committee agreed the non-employee members of the board would forgo the accrued cash payment in lieu of RSA shares.  The Compensation Committee also considered the Company’s cash position going forward and awarded the non-employee board members RSA shares for the remainder of the members’ service through the Company’s next annual meeting of shareholders in lieu of cash payments.  This future amount would have been $104,819.  The Compensation Committee determined the fair exchange price would be $7.97 per share resulting in the Company issuing an aggregate of 28,826 shares in exchange for the $229,753 of accrued and future cash payments. The restricted shares have been issued to the non-employee board members and will vest in full on June 10, 2025.

The Compensation Committee awarded Laith Yaldoo 5,382 RSA shares for his pro-rata share of the annual RSA award based on his appointment to the Board of Directors on July 12, 2024.  The restricted shares have been issued to Mr. Yaldoo, 2,691 shares vested immediately on the date of the award, 1,345 shares will vest on March 11, 2025, and 1,346 shares will vest on the day prior to the 2025 annual stockholder meeting.

Deferred R&D Obligations – Participant Agreements

From January 9, 2025, through March 10, 2025, the Company has entered into a series of Exchange Agreements (“Exchange Agreements”) with Participants to the Participation Agreements described in "Note 8 - Deferred R&D Obligations - Participation Agreements". Under the Participation Agreements, the Company had a buy-out option pursuant to which it could purchase the Investors’ right, title and interest in the revenue share for an aggregate minimum purchase price of $5,306,500. The Exchange Agreements would provide for the cancellation of the Purchase Agreements and accompanying forfeiture of each Investor’s right to earn certain cash from the revenue share and buy-out option in exchange for the Company’s common stock. To date, the Company has completed an exchange with fourteen of the Participants for a total of 124,180 shares of Common Stock of the Company in exchange for $3,104,500 of the aggregate minimum purchase price.

