Form 10-Q
period 2025-03-31
Zivo Bioscience, Inc.
filed 2025-05-15
CIK 1101026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number: 001-40449

Zivo Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2125 Butterfield Road, Suite 100 Troy, Michigan	48084
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 248-452-9866

______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ZIVO	OTCQB
Warrants to purchase shares of Common Stock, par value $0.001 per share	ZIVOW	OTC Pink

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

At May 10, 2025, there were 3,813,517 issued and outstanding shares of Common Stock of the registrant.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2025	2024
ASSETS:
CURRENT ASSETS:
Cash	$517,189	$1,542,442
Accounts receivable	-	2,211
Prepaid expenses	505,734	90,789
Total current assets	1,022,923	1,635,442
OTHER ASSETS:
Operating lease - right of use assets	300,731	-
Security deposit	7,680	7,680
Total other assets	308,411	7,680
TOTAL ASSETS	$1,331,334	$1,643,122

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
CURRENT LIABILITIES:
Accounts payable	$655,279	$547,090
Accounts payable – related party	-	194,762
Customer deposits	28,793	-
Current portion of long-term operating lease liabilities	60,793	-
Current portion of notes payable	138,510	138,164
Short-term notes payable	439,378	-
Accrued interest	65,628	65,628
Accrued liabilities – employee bonus	1,224,320	1,096,178
Total current liabilities	2,612,701	2,041,822
LONG TERM LIABILITIES:
Lease liabilities, net of current portion	254,454	-
Long-term note, net of current portion	81,458	116,197
Total long-term liabilities	335,912	116,197
TOTAL LIABILITIES	2,948,613	2,158,019
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 25,000,000 and 25,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 3,791,093 and 3,621,335 issued and outstanding at March 31, 2025, and December 31, 2024, respectively	3,791	3,621
Additional paid-in capital	139,556,668	136,448,032
Accumulated deficit	(141,177,738)	(136,966,550)
Total stockholders’ equity (deficit)	(1,617,279)	(514,897)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,331,334	$1,643,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended March 31, 2025	Three Months ended March 31, 2024
REVENUES:
Product revenue	$-	$35,720
Total revenues	-	35,720

COSTS OF GOODS SOLD
Product costs	-	23,218
Total costs of goods sold	-	23,218

GROSS MARGIN	-	12,502

COSTS AND EXPENSES:
General and administrative	1,439,552	975,574
Research and development	2,769,236	312,767

Total costs and expenses	4,208,788	1,288,341

LOSS FROM OPERATIONS	(4,208,788)	(1,275,839)

OTHER (EXPENSE):
Interest expense	(2,400)	(2,647)
Total other expense	(2,400)	(2,647)

NET LOSS	$(4,211,188)	$(1,278,486)

BASIC AND DILUTED LOSS PER SHARE	$(1.12)	$(0.47)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	3,750,079	2,748,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(UNAUDITED)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	2,382,356	$2,383	$121,373,488	$(123,581,714)	$(2,205,843)
Employee and director equity-based compensation	-	-	112,104	-	112,104
Private sales of common stock - other	350,633	351	972,193	-	972,544
Private sales of common stock – related party	56,666	57	130,725	-	130,782
Net loss for the three months ended March 31, 2024	-	-	-	(1,278,486)	(1,278,486)
Balance, March 31, 2024	2,789,655	$2,791	$122,588,510	$(124,860,200)	$(2,268,899)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	3,621,335	$3,621	$136,448,032	$(136,966,550)	$(514,897)
Employee and director equity-based compensation	38,378	38	600,507	-	600,545
Exchange agreements – other	84,060	84	1,645,704	-	1,645,788
Exchange agreements – related party	47,320	48	862,425	-	862,473
Net loss for the three months ended March 31, 2025	-	-	-	(4,211,188)	(4,211,188)
Balance, March 31, 2025	3,791,093	$3,791	$139,556,668	$(141,177,738)	$(1,617,279)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash Flows for Operating Activities:
Net loss	$(4,211,188)	$(1,278,486)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash research and development expense	2,508,261	-
Non-cash lease expense	14,840	24,559
Employee and director equity-based compensation	600,545	112,104
Changes in assets and liabilities:
Prepaid expenses	(414,945)	(420,979)
Accounts payable	108,189	(287,249)
Accounts payable – related party	(194,762)	38,500
Customer deposits	28,793	-
Accounts receivable	2,211	-
Lease liabilities	(324)	(27,309)
Accrued liabilities	128,142	139,742
Net cash (used in) operating activities	(1,430,238)	(1,699,118)

Cash Flows from Investing Activities:
Net cash from by investing activities	-	-

Cash Flow from Financing Activities:
Proceeds of loans payable, other	488,198	517,560
Payments of loans payable, other	(48,820)	(57,507)
Payment of term debt	(34,393)	-
Proceeds from private sales of common stock - other	-	972,544
Proceeds from private sales of common stock – related party	-	130,782
Net cash provided by financing activities	404,985	1,563,379

Increase (decrease) in cash	(1,025,253)	(135,739)
Cash at beginning of period	1,542,442	274,380
Cash at end of period	$517,189	$138,641

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,400	$2,056
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2025:

During the three months ended March 31, 2025, the Company entered into fifteen Exchange Agreements which resulted in the issuance of 131,380 shares of common stock to various investors, including 47,320 shares of common stock to related parties.  See NOTE 4 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS.

The Company also exchanged $194,762 of accounts payable to related parties into 32,996 shares of common stock, see NOTE 5 – STOCKHOLDERS’ EQUITY – Equity Compensation – Directors’ Stock Awards.

Additionally, the Company entered into a lease for a laboratory and office facility located in Fort Myers, Florida. The lease is for 36 months in length and has an option to renew. The Company also entered into a separate lease for office space in Troy, Michigan.  The office lease is for 63 months in length and has an option to renew. We have accounted for these two leases pursuant to ASC 842 and have recorded total operating lease assets in the amount of $315,571, and lease liabilities of $315,571, at each lease commencement, see NOTE 3 – LEASES.

Three Months Ended March 31, 2024:

During the quarter ended March 31, 2024, the Company had no non-cash investing or financing transactions.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zivo Bioscience, Inc. and its wholly- owned subsidiaries (collectively, “we,” “our,” “us,” “ZIVO,” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the notes thereto, included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 18, 2025.

Going Concern

The Company has incurred net losses since inception, experienced negative cash flows from operations for the quarter ended March 31, 2025, and has an accumulated deficit of $141,177,738. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

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

NOTE 2 - DEBT

On March 5, 2025, the Company entered into a short-term unsecured loan agreement to finance a portion of the Company’s directors’ and officers’, and employment practices liability insurance premiums. The note in the amount of $488,198 carries an 7.85% annual percentage rate and will be paid down in ten equal monthly payments of $50,593 beginning on March 10, 2025.  As of March 31, 2025, a principal balance of $439,378 remained outstanding.

On March 5, 2024, the Company entered into a short-term unsecured loan agreement to finance a portion of the Company’s directors’ and officers’, and employment practices liability insurance premiums. The note in the amount of $517,560 carries an 8.5% annual percentage rate and will be paid down in nine equal monthly payments of $59,562 beginning on March 10, 2024.  As of November 9, 2024, the loan was fully paid.

NOTE 3 - LEASES

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheets:

Operating leases:

	For the Three Months Ended	For the Year Ended
Assets:	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$300,731	$-

Liabilities:
Current portion of long-term operating leases	$60,793	$-
Long-term operating leases, net of current portion	254,454	-
Total operating lease liabilities	$315,247	$-

The components of lease expense are as follows within our condensed consolidated statements of operations:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease expense	$23,515	$27,236

Other information related to leases where we are the lessee is as follows:

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	4.31 Years	0.0 Years

Discount rate:
Operating leases	11.00%	11.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:	$8,999	$29,984
Non-cash investment in ROU asset	$315,571	$-

As of March 31, 2025, the maturities of our operating lease liabilities are as follows:

Year Ended:	Operating Lease
December 31, 2025	$69,123
December 31, 2026	94,676
December 31, 2027	97,695
December 31, 2028	60,910
December 31, 2029	62,747
December 31, 2030	15,802
Total minimum lease payments	400,953
Less: Interest	(85,706)
Present value of lease obligations	315,247
Less: Current portion	(60,793)
Long-term portion of lease obligations	$254,454

NOTE 4 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS

During 2020 and 2021 the Company entered into twenty-one (21) License Co-Development Participation Agreements (the “Participation Agreements”) with certain investors (“Participants”) for aggregate proceeds of $2,985,000. The Participation Agreements provide for the issuance of warrants to such Participants and allows the Participants to participate in the fees (the “Fees”) from licensing or selling bioactive ingredients or molecules derived from ZIVO’s algae cultures. Specifically, ZIVO has agreed to provide to the Participants an aggregate 44.78% “Revenue Share” of all license fees generated by ZIVO from any licensee.

According to the terms of the Agreements, and pursuant to ASC 730-20-25 the Company had bifurcated the proceeds of $2,985,000 as follows: 1) the 17,712 warrants sold were attributed a value of $953,897 based on the Black Scholes pricing model using the following assumptions: volatilities ranging from 129.13% to 154.26%; annual rate of dividends 0%; discount rates ranging from 0.26% to 0.87%, and recorded as Additional Paid In Capital; 2) the remaining $2,031,103 was recorded as Deferred R&D Obligation - Participation Agreements. Since the Company believes there was an obligation to perform pursuant to ASC 730-20-25, the Deferred R&D Obligation was amortized ratably based on expenses incurred as the Company developed the technology for bioactive ingredients or molecules (including its TLR4 Inhibitor molecule) derived from the Company’s algae cultures. As of December 31, 2023, the R&D obligation had been fully amortized, and no balance remains.

The Participation Agreements allow the Company the option to buy back the right, title and interest in the Revenue Share for an amount equal to the amount funded plus a Buy-back premium and a minimum payment threshold, as applicable. Once this minimum threshold is met, the Company may exercise its option by delivering written notice to a Participant of its intent to exercise the option, along with repayment terms of the amount funded, which may be paid, in the Company’s sole discretion, in one lump sum or in four (4) equal quarterly payments. If the Company does not make such quarterly payments timely for any quarter, then the Company shall pay the prorated Revenue Share amount, retroactive on the entire remaining balance owed, that would have been earned during such quarter until the default payments have been made and the payment schedule is no longer in default.

Exchange Agreements

From January 9, 2025, through March 19, 2025, the Company has entered into a series of fifteen Exchange Agreements (“Exchange Agreements”) with Participants to the Participation Agreements. Under the Participation Agreements, the Company had a buy-out option pursuant to which it could purchase the Investors’ right, title and interest in the revenue share for an aggregate minimum purchase price of $5,306,500. The Company’s board of directors approved Exchange Agreements that would provide for the cancellation of the Purchase Agreements and accompanying forfeiture of each Investor’s right to earn certain cash from the revenue share and buy-out option in exchange for the Company’s common stock. The Investors would retain the warrants that were originally issued with the Participation Agreements.  Through March 31, 2025, the Company has completed exchanges with Participants for fifteen Exchange Agreements for a total issuance of 131,380 new shares of Common Stock of the Company in exchange for the future rights to $3,284,500 of the aggregate minimum purchase price as calculated from the original Participation Agreements.  Four of the Exchange Agreements were consummated with Related Parties resulting in the issuance of 47,320 new shares of Common Stock.

The Company valued the rights acquired under the Exchange Agreements on the date of the transaction as the number of shares times the closing stock price on the transaction day.  The total value recognized by the Company for the 15 Exchange Agreements in the three months ending March 31, 2025, was $2,508,261.  The four Exchange Agreements signed with Related Parties were recognized by the Company for a value of $862,473. The Company expensed the value of the stock exchanged immediately as the exchange agreements were executed. The expense was recorded within Research and development in the condensed consolidated statements of operations.

See below a summary of the remaining Participation Agreements as of March 31, 2025:

								Buy-back	Buy-back
							Minimum	Premium %	Premium %
Agreement	Date of	Amount			Exercise	Revenue	Payment	pre-18	post 18
#	Funding	Funded	Warrants	Term	Price	Share	Threshold	mos.	mos.
2	April 13, 2020	150,000	937	5 Years	57.60	2.250%	-	40%	40%
3	April 13, 2020	150,000	937	5 Years	57.60	2.250%	-	40%	40%
4	May 7, 2020	250,000	1,562	5 Years	57.60	3.750%	-	40%	40%
12	Sept.25, 2020	300,000	937	5 Years	57.60	4.500%	420,000	40%	50%
15	Oct. 4, 2020	250,000	1,562	5 Years	57.60	3.750%	-	40%	40%
17	Dec. 16, 2020	10,000	62	5 Years	57.60	0.150%	17,000	40%	50%
		$1,110,000	5,997			16.65%	$437,000

None of the remaining Participation Agreements are held by related parties.

NOTE 5 – STOCKHOLDERS’ EQUITY

Equity Sales

The Company had no sales of common stock in the quarter ended March 31, 2025.  During the quarter ended March 31, 2024, the Company sold common stock in 20 private unregistered transactions resulting in total proceeds of $1,103,376 and the issuance of 407,299 shares of common stock.  Included in the totals are 56,666 shares of common stock sold to related parties for proceeds of $130,782.

Equity Compensation

For the quarter ended March 31, 2025, the Company expensed $600,545 for equity compensation to members of the Board of Directors and certain employees.  The total expense included amounts related to awards made to certain employees and the non-employee directors in the prior periods, and amounts related to new awards made to the non-employee directors in the present period.  $40,568 of the total expense for the quarter was related to R&D and the remaining $559,977 was for G&A.

For the quarter ended March 31, 2024, the Company recognized expense of $112,104 for equity compensation to members of the Board of Directors and certain employees.  The total expense amount was related to equity awards from prior periods as no new equity awards were granted in the quarter.  $34,648 of the total expense for the quarter was related to R&D and the remaining $77,456 was for G&A.

Directors’ Stock Awards

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

The Compensation Committee awarded Laith Yaldoo 5,382 RSA shares for his pro-rata share of the annual RSA award based on his appointment to the Board of Directors on July 12, 2024.  The restricted shares have been issued to Mr. Yaldoo, 2,691 shares vested immediately on the date of the award, 1,345 shares vested on March 11, 2025, and 1,346 shares will vest on the day prior to the 2025 annual stockholder meeting.

 Common Stock Restricted Stock Awards (RSA)

The total RSA expense recorded in the first quarter of 2025 and 2024 are as follows:

	Quarter Ended March 31,
Restricted Stock Units	2025	2024
Expense	$536,023	$-

The 2025 and 2024 RSA activity is as follows:

	March 31, 2025		March 31, 2024
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, beginning of period	140,221	$7.96	-	$0
Granted	38,378	21.50	-	0
Vested	(143,720)	8.73	-	0
Non-vested as of end of the period	34,879	$19.67	-	$0

As of March 31, 2025, there was $294,980 of remaining unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted average period of 0.1 years. As of March 31, 2024, there was $0 of unrecognized compensation expense related to RSAs.

The total fair value of RSAs vested during the quarter ended March 31, 2025 was $3,041,387, and during the quarter ended March 31, 2024 was $0. The fair value was determined based on the number of shares vesting and the closing price of shares of our common stock on the dates the awards vested.

 NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

At March 31, 2025, the Company had compensation agreements with its President / Chief Executive Officer, and Chief Financial Officer.

Legal Contingencies

The Company may become a party to litigation in the normal course of business. In the opinion of management, there are no pending legal matters involving the Company that would have a material adverse effect upon the Company’s financial condition, results of operation or cash flows.

NOTE 7  - SEGMENT REPORTING

The Company manages the business activities on a consolidated basis and operates in one reportable segment. The Company’s reportable segment is microalgae technology.   The segment is research and development operating in both the therapeutic and nutritional sectors, with an intellectual property portfolio comprised of proprietary algal and bacterial strains, biologically active molecules and complexes, production techniques, cultivation techniques and patented or patent-pending inventions for applications in human and animal health. As the Company has one reportable segment, sales, cost of sales, research and development, and general and administrative expenses are equal to consolidated results.

Financial results for the Company’s reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company’s segment is net income attributable to Zivo Bioscience, Inc.  Financial budgets and actual results used by the CODM to assess performance and allocate resources, as well as strategic decisions related to headcount and other expenditures are reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net income when deciding where and when to make expenditures. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company did not recognize any depreciation or amortization expense for the quarters ended March 31, 2025 and 2024.

	Quarter ended March 31,
	2025	2024
Total revenue	$-	$35,720
Total cost of goods sold	-	(23,218)
General and administrative	(1,439,552)	(975,574)
Research and development	(2,769,236)	(312,767)
Total interest and other (expense), net	(2,400)	(2,647)
Net loss	$(4,211,188)	$(1,278,486)

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

Income tax expense for the three months ended March 31, 2025 and 2024 is based on the estimated annual effective tax rate. Based on the Company’s effective tax rate and full valuation allocation, tax expense is expected to be $0 for 2025.

NOTE 9 - SUBSEQUENT EVENTS

Exchange Agreements

In April 2025 the Company entered into two additional Exchange Agreements with participants in the Participation Agreements.  The Company issued 15,280 shares of stock valued at $230,020 in exchange for the extinguishment of two additional Participation Agreements. See NOTE 4 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS.

Private Sales of Equity

The Company sold and issued 7,144 shares of common stock in one private transaction to an investor for total proceeds of $100,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	our ability to continue as a going concern and our history of losses;
•	our ability to obtain additional financing;
•	our relatively new business model and lack of revenues;
•	our ability to prosecute, maintain or enforce our intellectual property rights;
•	disputes or other developments relating to proprietary rights and claims of infringement;
•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
•	the implementation of our business model and strategic plans for our business and technology;
•	the successful development of our production capabilities;
•	the successful development of our sales and marketing capabilities;
•	the potential markets for our products and our ability to serve those markets;
•	the rate and degree of market acceptance of our products and any future products;
•	our ability to retain key management personnel;
•	regulatory developments and our compliance with applicable laws;
•	our liquidity; and
•	other factors described in the “Risk Factors” section of our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

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

Additional Indications

Pending additional funding, ZIVO may also pursue the following indications:

Biotech:

o

Avian Influenza: A recent proof of concept study indicated that active materials derived from ZIVO's algal culture showed positive effects in chickens challenged with a low pathogenicity strain of the avian influenza virus.

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

Results of Operations for the three months ended March 31, 2025 and 2024

The following table summarizes ZIVO’s operating results for the periods indicated

	Quarter ended March 31,
	2025	2024
Total revenues	$-	$35,720
Total costs of goods sold	-	23,218
Gross margin	-	12,502
Costs and expenses:
Research and development	2,769,236	312,767
General and administrative	1,439,552	975,574
Total costs and expenses	4,208,788	1,288,341
Loss from operations	(4,208,788)	(1,275,839)
Other (expense)
Interest expense	(2,400)	(2,647)
Total other expense	(2,400)	(2,647)
Net loss	$(4,211,188)	$(1,278,486)

Revenue

During the three months ended March 31, 2025, the Company recorded no commercial revenue relating to sales of the Company’s dried algal biomass product as a human food or food ingredient. This result was $35,720 lower than the quarter ending March 31, 2024 in which the Company recorded sales of $35,720. The lack of revenue was due to no product orders from our exclusive distributor in the quarter.

Costs of Goods Sold

Cost of goods sold for the quarter ended March 31, 2025 was $0. This is $23,218 lower than the same period last year, attributable to the absence of product shipped in the quarter ended March 31, 2025.

General and Administrative Expenses

General and administrative expenses were approximately $1.4 million for the three months ended March 31, 2025, as compared to approximately $975,000 for the comparable prior period. The $460,000 increase versus the same quarter last year was primarily driven by a $50,000 decrease in labor expenses, a $25,000 reduction in other overhead, more than offset by a $535,000 increase in professional fees. Labor related decreases of $50,000 included lower non-cash equity-based compensation of $35,000 versus the prior year period, and by a $15,000 decrease in benefits expense. Other overhead decreased by $25,000 driven by $25,000 lower D&O insurance premiums, $10,000 lower listing fees as the Company changed to the OTC markets, partially offset by $10,000 increase in other overhead categories.  Professional services were $535,000 higher in the period ending March 31, 2025, versus the prior year primarily driven by $110,000 higher legal fees, increased accounting expenses of $180,000, higher board of directors’ fees of $285,000, these were partially offset by lower consultant expenses of $40,000 versus the same period last year.

Research and Development Expenses

For the three months ended March 31, 2025, the Company incurred roughly $2.8 million in R&D expenses, as compared to roughly $310,000 for the comparable period in 2024; a $2.5 million increase in spending from the first quarter of 2024. Of these costs in 2025, approximately $2.5 million is for the costs associated with the extinguishment of a number of the Company’s outstanding Participation Agreements, we did not have this expense in the prior year period. (See NOTE 4 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS.)  Additionally, $210,000 is for salary related cost, a decrease of approximately $70,000 from the prior year. The decrease is fully explained by a reduction in headcount in our R&D group resulting in lower salary and bonus compensation costs. Third party research and development spending and other expenses of $10,000 was about the same as the prior year.

	Quarter ended March 31, 2025	Quarter ended March 31, 2024
Labor and other internal expenses	$249,235	$297,914
Costs to extinguish Participation Agreements	2,508,261	-
External research expenses	11,740	14,853
Research and development	$2,769,236	$312,767

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

Liquidity and Capital

As of March 31, 2025, our principal source of liquidity consisted of cash of $517,189. The Company expects to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses. The sources of cash to date have been limited proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans.

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

Exchange Agreements

From January 9, 2025, through March 19, 2025, the Company has entered into a series of fifteen Exchange Agreements (“Exchange Agreements”) with Participants to the Participation Agreements. Under the Participation Agreements, the Company had a buy-out option pursuant to which it could purchase the Investors’ right, title and interest in the revenue share for an aggregate minimum purchase price of $5,306,500. The Company’s board of directors approved Exchange Agreements that would provide for the cancellation of the Purchase Agreements and accompanying forfeiture of each Investor’s right to earn certain cash from the revenue share and buy-out option in exchange for the Company’s common stock. As of March 31, 2025, six of the original Participation Agreements remained outstanding. See NOTE 4 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS

Funding Requirements

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

Statement of Cash Flows

Cash Flows from Operating Activities. During the three months ended March 31, 2025, our operating activities used $1.4 million in cash, a decrease of cash used of roughly $300,000 from the comparable prior period when the Company’s used approximately $1.7 million for operating activities. For the quarter ended March 31, 2025, the Company net loss, adjusted for non-cash expenses was essentially unchanged from the prior year period.  The improved cash used to fund operations operations in the present year period was fully due to more favorable changes in working capital accounts, notably accounts payable and accrued expenses.

Cash Flows from Investing Activities. During the three months ended March 31, 2025, and 2024, there were no investing activities.

Cash Flows from Financing Activities. During the three months ended March 31, 2025, our financing activities generated approximately $400,000, a decrease of approximately $1.2 million from the comparable prior period when the Company generated approximately $1.6 million from financing activities. This is explained by the $1.1 million raised in the quarter ended March 31, 2024, from private sales of common stock, there were no funds raised through sales of common stock in the quarter ended March 31, 2025.

	Three months ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(1,430,238)	$(1,699,118)
Investing activities	-	-
Financing activities	404,985	1,563,379
Net increase (decrease) in cash and cash equivalents	$(1,025,253)	$(135,739)

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

For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer, as our principal executive officer, and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as the material weaknesses identified as of December 31, 2024 in our Annual Report on Form 10-K and described below, continue to exist as of March 31, 2025. These include:

Control Environment, Risk Assessment, and Monitoring

As previously discussed in our Annual Report for the year ended December 31, 2024, management had concluded that our internal control over financial reporting was not effective as of December 31, 2024 , due to: (i) lack of structure and responsibility, insufficient number of qualified resources, and inadequate oversight and accountability over the performance of controls, (ii) ineffective identification and assessment or risks impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

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

•

Management did not design, implement, and retain appropriate documentation of formal accounting policies, procedures, and controls across substantially all of the company’s business processes over; (i) the financial reporting process, including management review controls over key disclosures and financial statement support schedules, (ii) the monthly financial close process, including journal entries and account reconciliations and (iii) the completeness and accuracy of information used by control owners in the operation of certain controls, to achieve timely, complete, accurate financial accounting, reporting.

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

Based on the assessment and identification of the material weaknesses described above, management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective and could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses and continue to exist as of March 31, 2025.

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

21

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

Changes in Internal Control Over Financial Reporting

Except for the remediation actions discussed above, there was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ending March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business.

In our opinion, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A

Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the risks and uncertainties described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 22, 2011)

3.2	Certificate of Amendment to Articles of Incorporation dated October 16, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant’s Current Report on Form 10-Q filed on November 14, 2014)

3.3	Certificate to Amendment dated May 28, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 8-K filed on June 2, 2022)

3.4	Certificate of Amendment dated October 25, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 26, 2023)

3.5	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2022)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed on April 22, 2022)

4.2	Form of Representative's Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021)

4.3

Form of Common Stock Purchase Warrant by and between the Registrant and Direct Transfer LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on June 2, 2021)

4.4	Warrant Agency Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1/A filed on May 26, 2021)

4.5	Stock Purchase Warrant by and between the Registrant and John Bernard Payne (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 5, 2023)

4.6	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on July 6, 2023)

4.7	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on July 6, 2023)

10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 15, 2025)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.
Date: May 15, 2025

	By:	/s/ John B. Payne
John B. Payne
Chief Executive Officer

	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer

