Form 10-Q
period 2025-06-30
Zivo Bioscience, Inc.
filed 2025-08-14
CIK 1101026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number: 001-40449

Zivo Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0699977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2125 Butterfield Road, Suite 100 Troy, MI	48084
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 248-452-9866

______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ZIVO	OTCQB
Warrants to purchase shares of Common Stock, par value $0.001 per share	ZIVOW	OTC ID

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

At August 9, 2025, there were 3,817,005 issued and outstanding shares of Common Stock of the registrant.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash	$9,823	$1,542,442
Accounts receivable	34,364	2,211
Prepaid expenses	365,707	90,789
Total current assets	409,894	1,635,442
OTHER ASSETS:
Operating lease - right of use asset	285,753	-
Security deposit	7,680	7,680
TOTAL ASSETS	$703,327	$1,643,122

CURRENT LIABILITIES:
Accounts payable	$860,939	$547,090
Accounts payable – related party	70,056	194,762
Customer deposits	34,364	-
Current portion of long-term operating lease	63,219	-
Convertible debentures payable	138,510	138,164
Loan payable – current portion	292,919	-
Accrued interest	65,628	65,628
Accrued liabilities – employee bonus	1,433,953	1,096,179
Total current liabilities	2,959,588	2,041,823
LONG TERM LIABILITIES:
Lease liabilities	237,523	-
Long-term note payable, net of current portion	46,962	116,197
Total long-term liabilities	284,485	116,197
TOTAL LIABILITIES	3,244,073	2,158,020
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 25,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 3,817,005 and 3,621,335 issued and outstanding at June 30, 2025, and December 31, 2024, respectively	3,817	3,621
Additional paid-in capital	140,273,406	136,448,032
Accumulated deficit	(142,817,969)	(136,966,551)
Total stockholders’ equity (deficit)	(2,540,746)	(514,898)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$703,327	$1,643,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended June 30, 2025	For the Three Months ended June 30, 2024	For the Six Months ended June 30, 2025	For the Six Months ended June 30, 2024
REVENUES:
Product revenue	$53,400	$-	$53,400	$35,720
Total revenues	53,400	-	53,400	35,720

COSTS OF GOODS SOLD
Product costs	35,478	-	35,478	23,218
Total cost of goods sold	35,478	-	35,478	23,218

GROSS MARGIN	17,922	-	17,922	12,502

COSTS AND EXPENSES:
General and administrative	1,171,137	5,977,277	2,610,689	6,952,851
Research and development	479,657	2,252,325	3,248,892	2,565,092

Total costs and expenses	1,650,794	8,229,602	5,859,581	9,517,943

LOSS FROM OPERATIONS	(1,632,872)	(8,229,602)	(5,841,659)	(9,505,441)

OTHER (EXPENSE):
Interest expense	(7,360)	(6,766)	(9,759)	(9,413)
Amortization of debt discount	-	-	-	-
Total other expense	7,360	6,766	9,759	9,413

NET LOSS	$(1,640,232)	$(8,236,368)	$(5,851,418)	$(9,514,854)

BASIC AND DILUTED LOSS PER SHARE	$(0.43)	$(2.78)	$(1.55)	$(3.31)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	3,810,065	2,961,606	3,780,238	2,875,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

(UNAUDITED)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2024	2,789,655	$2,790	$122,588,510	$(124,860,200)	$(2,268,900)
Employee and director equity-based compensation	445,490	445	7,549,210	-	7,549,655
Private sales of common stock – related party	83,887	84	659,915	-	659,999
Net loss for the three months ended June 30, 2024	-	-	-	(8,236,368)	(8,236,368)
Balance, June 30, 2024	3,319,032	$3,319	$130,797,635	$(133,096,568)	$(2,295,614)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2025	3,791,093	$3,791	$139,556,669	$(141,177,737)	$(1,617,277)
Employee and director equity-based compensation	-	-	336,743	-	336,743
Exchange agreements	15,280	15	230,005	-	230,020
Private sales of stock	7,144	7	99,993	-	100,000
Private sales of stock – related party	3,488	4	49,996	-	50,000
Net loss for the three months ended June 30, 2025	-	-	-	(1,640,232)	(1,640,232)
Balance, June 30, 2025	3,817,005	$3,817	$140,273,406	$(142,817,969)	$(2,540,746)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

(UNAUDITED)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	2,382,356	$2,382	$121,373,488	$(123,581,714)	$(2,205,844)
Employee and director equity-based compensation	445,490	445	7,661,314	-	7,661,759
Private sales of common stock	350,633	351	972,193	-	972,544
Private sales of common stock – related party	140,553	141	790,640	-	790,781
Net loss for the six months ended June 30, 2024	-	-	-	(9,514,854)	(9,514,854)
Balance, June 30, 2024	3,319,032	$3,319	$130,797,635	$(133,096,568)	$(2,295,614)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	3,621,335	$3,621	$136,448,032	$(136,966,551)	$(514,898)
Employee and director equity-based compensation	38,378	38	937,250	-	937,288
Exchange agreements	99,340	99	1,875,710	-	1,875,809
Exchange agreement – related party	47,320	48	862,425	-	862,473
Private sales of stock	7,144	7	99,993	-	100,000
Private sales of stock – related party	3,488	4	49,996	-	50,000
Net loss for the six months ended June 30, 2025	-	-	-	(5,851,418)	(5,851,418)
Balance, June 30, 2025	3,817,005	$3,817	$140,273,406	$(142,817,969)	$(2,540,746)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash Flows for Operating Activities:
Net loss	$(5,851,418)	$(9,514,854)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash lease expense	(14,828)	49,877
Employee and director equity-based compensation	937,288	7,661,759
Other expenses related to extinguishment of colicense agreements	2,738,282	-
Changes in assets and liabilities:
Prepaid expenses	(274,918)	(345,399)
Customer deposits	34,364	15,000
Accounts receivable	(32,153)	3,735
Accounts payable	313,849	100,379
Accounts payable – related party	(124,706)	(93,265)
Lease liabilities	29,818	(55,422)
Accrued liabilities	337,774	(144,582)
Net cash (used in) operating activities	(1,906,648)	(2,322,772)

Cash Flows from Investing Activities:
Net cash from by investing activities	-	-

Cash Flow from Financing Activities:
Proceeds of loans payable, other	488,198	517,560
Payments of loans payable, other	(195,279)	(230,027)
Payment of term debt	(68,890)	-
Proceeds from private sales of common stock - other	100,000	972,544
Proceeds from private sales of common stock – related party	50,000	790,781
Net cash provided by financing activities	374,029	2,050,858

Increase (decrease) in cash	(1,532,619)	(271,914)
Cash at beginning of period	1,542,442	274,380
Cash at end of period	$9,823	$2,466

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,242	$8,223
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2025:

During the six months ended June 30, 2025, the Company entered into seventeen Exchange Agreements which resulted in the issuance of 146,660 shares of common stock to various investors, including 47,320 shares of common stock to related parties.  See NOTE 4 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS.

The Company also exchanged $194,762 of accounts payable to related parties into 32,996 shares of common stock, see NOTE 5 – STOCKHOLDERS’ EQUITY – Equity Compensation – Directors’ Stock Awards.

Additionally, in January 2025, the Company entered into a lease for a laboratory and office facility located in Fort Myers, Florida. The lease is for 36 months in length and has an option to renew. The Company also entered into a separate lease for office space in Troy, Michigan.  The office lease is for 63 months in length and has an option to renew. We have accounted for these two leases pursuant to ASC 842 and have recorded total operating lease assets in the amount of $315,571, and lease liabilities of $315,571, at each lease commencement, see NOTE 2 – LEASES.

Six Months Ended June 30, 2024:

During the six months ended June 30, 2024, the Company exchanged $172,670 in accounts payable to related parties for 261,619 shares of common stock (see NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT) – Equity Compensation – Restricted Stock Awards – Stock Award in Lieu of Unpaid Directors’ Fees).  In addition, the Company exchanged options to buy 50,251 shares of common stock for an accrued bonus payable of $400,000 to the Company’s CEO (see NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT) – Equity Compensation – Common Stock Options – CEO 2024 Equity Award).

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

Going Concern

The Company has incurred net losses since inception, experienced negative cash flows from operations for the quarter ended June 30, 2025, and has an accumulated deficit of $142,817,969. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

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

NOTE 2 - LEASES

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheets:

Operating leases:

	As of
Assets:	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$285,753	$-

Liabilities:
Current portion of long-term operating leases	$63,219	$-
Long-term operating leases, net of current portion	237,523	-
Total operating lease liabilities	$300,742	$-

The components of lease expense are as follows within our condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease expense	$23,515	$27,235	$47,030	$54,471

Other information related to leases where we are the lessee is as follows:

	As of
	June 30, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	4.08 Years	0.0 Years

Discount rate:
Operating leases	11.00%	11.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities	$32,040	$60,015
Non-cash investment in ROU asset	$315,571	$-

As of June 30, 2025, the maturities of our operating lease liabilities are as follows:

Year Ended:	Operating Lease
December 31, 2025	$46,082
December 31, 2026	94,676
December 31, 2027	97,695
December 31, 2028	60,910
December 31, 2029	62,747
December 31, 2030	15,802
Total minimum lease payments	377,912
Less: Interest	(77,170)
Present value of lease obligations	300,742
Less: Current portion	(63,219)
Long-term portion of lease obligations	$237,523

NOTE 3 - DEBT

On March 5, 2025, the Company entered into a short-term unsecured loan agreement to finance a portion of the Company’s directors’ and officers’, and employment practices liability insurance premiums. The note in the amount of $488,198 carries an 7.85% annual percentage rate and will be paid down in ten equal monthly payments of $50,593 beginning on March 10, 2025.  As of June 30, 2025, the principal balance of $292,919 remained outstanding.

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

Exchange Agreements

From January 9, 2025, through April 16, 2025, the Company has entered into a series of seventeen Exchange Agreements (“Exchange Agreements”) with Participants to the Participation Agreements. Under the Participation Agreements, the Company had a buy-out option pursuant to which it could purchase the Investors’ right, title and interest in the revenue share for an aggregate minimum purchase price of $5,306,500. The Company’s board of directors approved Exchange Agreements that would provide for the cancellation of the Purchase Agreements and accompanying forfeiture of each Investor’s right to earn certain cash from the revenue share and buy-out option in exchange for the Company’s common stock. The Investors would retain the warrants that were originally issued with the Participation Agreements.  Through June 30, 2025, the Company has completed exchanges with Participants for seventeen Exchange Agreements for a total issuance of 146,660 new shares of Common Stock of the Company in exchange for the future rights to $3,666,500 of the aggregate minimum purchase price as calculated from the original Participation Agreements.  Four of the Exchange Agreements were consummated with Related Parties resulting in the issuance of 47,320 new shares of Common Stock.

The Company valued the rights acquired under the Exchange Agreements on the date of the transaction as the number of shares times the closing stock price on the transaction day.  The total value recognized by the Company for the seventeen (17) Exchange Agreements in the six months ending June 30, 2025, was $2,738,282.  The four Exchange Agreements signed with Related Parties were recognized by the Company for a value of $862,473. The Company expensed the value of the stock exchanged immediately as the Exchange Agreements were executed. The expense was recorded within research and development in the condensed consolidated statements of operations.

See below a summary of the remaining Participation Agreements as of June 30, 2025, none of the holders of the remaining Participation Agreements are related parties.

								Buy-back	Buy-back
							Minimum	Premium %	Premium %
Agreement	Date of	Amount			Exercise	Revenue	Payment	pre-18	post 18
#	Funding	Funded	Warrants	Term	Price	Share	Threshold	mos.	mos.
2	April 13, 2020	150,000	937	5 Years	57.60	2.250%	-	40%	40%
3	April 13, 2020	150,000	937	5 Years	57.60	2.250%	-	40%	40%
4	May 7, 2020	250,000	1,562	5 Years	57.60	3.750%	-	40%	40%
12	Sept.25, 2020	300,000	937	5 Years	57.60	4.500%	420,000	40%	50%
		$850,000	4,373			12.750%	$420,000

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

Equity Sales

During the three months ended June 30, 2025, the Company sold common stock in two private unregistered transactions to investors resulting in total proceeds of $150,000 and the issuance of 10,632 shares of common stock.  One of these transactions was to a related party for proceeds of $50,000 and the issuance of 3,488 shares of common stock.  During the three months ended June 30, 2024, the Company sold common stock in nine private unregistered transactions to related parties resulting in total proceeds of $659,999 and the issuance of 83,887 shares of common stock.

During the six months ended June 30, 2025, the Company sold common stock in 2 private unregistered transactions to investors resulting in total proceeds of $150,000 and the issuance of 10,632 shares of common stock.  One of these transactions was to a related party for proceeds of $50,000 and the issuance of 3,488 shares of common stock.  During the six months ended June 30, 2024, the Company sold common stock in 29 private unregistered transactions to investors resulting in total proceeds of $1,763,325 and the issuance of 491,186 shares of common stock.  Included in the totals are 140,553 shares of common stock sold to related parties for proceeds of $790,781.

Warrants

In the three months and six months ended June 30, 2025 the Company issued warrants to acquire 1,062 shares of the Company’s common stock.  These warrants were tied to direct placements of common stock under a board approved private fund raising program.  Of the total, warrants for 348 shares were issued to a Related Party.

In the three months and six months ended June 30, 2024 the Company issued 698 warrants to a Related Party investor under a board approved private fund raising program.

Equity Compensation

For the three months ended June 30, 2025, the Company made no new equity awards for either Board Members or employees.  For the three months ended June 30, 2025, the Company expensed $336,743 for equity compensation to members of the Board of Directors and certain employees related to awards made to certain employees and the non-employee directors in the prior periods.  $19,424 of the total expense for the quarter was related to research and development (R&D) and the remaining $317,319 was for general and administrative expenses (G&A).

For the three months ended June 30, 2024, the Company recognized expense of $7,549,655 for equity compensation to members of the Board of Directors and certain employees for restricted stock awards and option grants.  The total expense amount was related to new equity grants in the period plus equity awards from prior periods.  $2,025,580 of the total expense for the quarter was related to R&D and the remaining $5,524,075 was for G&A.

For the six months ended June 30, 2025, the Company expensed $937,288 for equity compensation to members of the Board of Directors and certain employees. The total expense included amounts related to awards made to certain employees and the non-employee directors in the prior periods, and amounts related to new awards made to the non-employee directors in the period.  $59,992 of the total expense for the quarter was related to R&D and the remaining $877,296 was for G&A.

For the six months ended June 30, 2024, the Company expensed $7,661,759 for equity compensation to members of the Board of Directors and certain employees for restricted stock awards and option grants.  The total expense amount was related to new equity grants in the period plus equity awards from prior periods.  $2,060,228 of the total expense for the quarter was related to R&D and the remaining $5,601,531 was for G&A.

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

Common Stock Restricted Stock Awards (RSA)

The total RSA expense recorded in the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Restricted stock unit expense	$294,966	$2,174,581	$636,227	$2,174,581

The 2025 and 2024 RSA activity is as follows:

	June 30, 2025		June 30, 2024
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, beginning of period	140,221	$7.96	-	$-
Granted	38,378	21.50	445,490	7.96
Vested	(178,599)	10.87	(295,861)	7.96
Non-vested as of end of the period	-	$-	149,629	$7.96

As of June 30, 2025, there was no remaining unrecognized compensation expense related to RSAs. As of June 30, 2024, there was $1,055,454 of unrecognized compensation expense related to RSAs.

The total fair value of RSAs vested during the six months ended June 30, 2025 was $3,483,379, and during the six months ended June 30, 2024 was $2,355,054. The fair value was determined based on the number of shares vesting and the closing price of shares of our common stock on the dates the awards vested.

Common Stock Warrants - Unregistered

A summary of the status of the Company’s unregistered warrants is presented below:

	June 30, 2025		June 30, 2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	675,745	$20.16	671,448	$21.59
Issued	1,062	14.11	698	7.87
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(7,185)	55.51	(10,624)	48.00
Outstanding, end of period	669,622	$19.77	661,522	$21.15

Unregistered warrants outstanding and exercisable by price range as of June 30, 2025, were as follows:

Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$6.00-11.99	17,832	4.12	$6.00-11.99	17,832	8.24
12.00-17.99	571,030	1.46	12.00-17.99	571,030	16.86
18.00-23.99	7,500	4.50	18.00-23.99	7,500	20.19
30.00-35.99	36,800	0.92	30.00-35.99	36,800	33.00
48.00-53.99	1,041	0.43	48.00-53.99	1,041	48.00
54.00-59.99	34,482	0.24	54.00-59.99	34,482	57.60
60.00-65.99	281	0.87	60.00-65.99	281	62.40
66.00-71.99	656	0.57	66.00-71.99	656	67.20
	669,622	1.47		669,622	$19.77

Common Stock Warrants - Registered

A summary of the status of the Company’s registered warrants is presented below:

	June 30, 2025		June 30, 2024
	Number of Registered Warrants	Weighted Average Exercise Price	Number of Registered Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	495,917	$33.00	495,917	$33.00
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	495,917	$33.00	495,917	$33.00

Registered warrants outstanding and exercisable by price range as of June 30, 2025, were as follows:

Outstanding Registered Warrants			Exercisable Registered Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$33.00	495,917	0.92	$33.00	495,917	33.00

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

At June 30, 2025, the Company had compensation agreements with its President / Chief Executive Officer, and Chief Financial Officer.

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

Financial results for the Company’s reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company’s segment is net income attributable to Zivo Bioscience, Inc.  Financial budgets and actual results used by the CODM to assess performance and allocate resources, as well as strategic decisions related to headcount and other expenditures are reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net income when deciding where and when to make expenditures. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company did not recognize any depreciation or amortization expense for the quarters ended June 30, 2025 and 2024.

	For the Three Months ended June 30, 2025	For the Three Months ended June 30, 2024	For the Six Months ended June 30, 2025	For the Six Months ended June 30, 2024
Total revenues	53,400	-	53,400	35,720
Total cost of goods sold	(35,478)	-	(35,478)	(23,218)
General and administrative	(1,171,137)	(5,977,277)	(2,610,689)	(6,952,851)
Research and development	(479,657)	(2,252,325)	(3,248,892)	(2,565,092)
Interest expense	(7,360)	(6,766)	(9,759)	(9,413)
NET LOSS	$(1,640,232)	$(8,236,368)	$(5,851,418)	$(9,514,854)

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

Income tax expense for the three months and six months ended June 30, 2025 and 2024 is based on the estimated annual effective tax rate. Based on the Company’s effective tax rate and full valuation allocation, tax expense is expected to be $0 for 2025.

NOTE 9 - SUBSEQUENT EVENTS

Entry into a convertible loan agreement

On July 4, 2025, the Company’s Board of Directors approved by unanimous consent an unsecured convertible loan program for up to $2 million of borrowings from investors.  Subsequently, on July 8, 2025, the Company entered into a Convertible Loan Agreement with an investor under this convertible loan program.  The investor loaned the Company $250,000 at an interest rate of 10% and a term of 24 months.  Interest on the loan accrues and is due along with the principal at the end of the term.  In addition, the Company issued a warrant to the investor which allows the investor to purchase 1,793 shares of the Company’s common stock at a fixed price of $13.94 per share, the market price on the day of the loan agreement.

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

The Company currently has contracts for the sale and production of its algal biomass. ZIVO has engaged an independent distributor, ZWorldwide, Inc., who has begun to sell the product, branded Zivolife®, with an initial focus on the North American green powder food market with the product being grown in Peru.

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

o	Canine Joint Health: Studies have indicated a chondroprotective effect when a compound fraction from Zivo's algal culture was introduced into ex vivo canine joint tissues.

o

Human Immune Modulation: Early in vitro studies involving human immune cells and in vivo studies performed in non-clinical species have indicated that one of the isolated and characterized biologically active molecules in the Company's portfolio may serve as an immune modulator with potential application in multiple disease situations.

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

o

NDI (New Dietary Ingredient): The algal biomass may also be sold as a dietary supplement or dietary ingredient in a dietary supplement, in which case it needs to notify the FDA prior to sales. The notification package includes studies and reports that support its record of safe human consumption, its safe manufacture, and marketing claims. ZIVO's GRAS study and cGMP audit record with Alimenta Algae may be leveraged for this work.

Results of Operations for the three months ended June 30, 2025 and 2024

The following table summarizes ZIVO’s operating results for the periods indicated:

	Quarter ended June 30,
	2025	2024
Total revenue:	$53,400	$-
Total cost of goods sold	35,478	-
Gross margin	17,922	-
Costs and expenses:
Research and development	479,657	2,252,325
General and administrative	1,171,137	5,977,277
Total costs and expenses	1,650,794	8,229,602
Loss from operations	(1,632,872)	(8,229,602)
Other (expense):
Total other expense	(7,360)	(6,766)
Net loss	$(1,640,232)	$(8,236,368)

Revenue

During the three months ended June 30, 2025, the Company recorded commercial revenue of $53,400 relating to sales of the Company’s dried algal biomass product as a human food or food ingredient.  This is a $53,400 increase from the same period last year. The increase is the result of no product volume sold in the three months ended June 30, 2024.

Costs of Goods Sold

Cost of goods sold for the quarter ended June 30, 2024 was $35,478.  This is $35,478 higher than the same period last year, fully attributable to product volume as no product was shipped in this the three months ending June 30, 2024.

General and Administrative Expenses

General and administrative expenses were approximately $1.2 million for the three months ended June 30, 2025, as compared to approximately $6.0 million for the comparable prior year period. The decrease of approximately $4.8 million in general and administrative expense versus the same period in 2024 is due to a decrease in labor related expenses of approximately $3.0 million, a decrease in professional services of $1.8 million, other overhead costs remained mostly unchanged.  The $3.0 million decrease in labor related costs is explained by a $3.4 million decrease in non-cash equity related compensation awarded by the Board of Directors to certain Company employees; which was partially offset by a $400,000 increase in bonus expense due a 2024 agreement between the Board and the CEO to exchange an unpaid cash bonus for common stock options.  The $1.8 million year over year decrease in professional services expense is primarily due to equity compensation awarded to the Board of Directors totaling approximately $1.7 million, and by lower legal and consulting expenses of approximately $100,000.  Lower rent and insurance costs were offset by an increase in travel and entertainment expense.

Research and Development Expenses

For the three months ended June 30, 2025, the Company incurred approximately $480,000 in research and development expenses, as compared to approximately $2.3 million for the comparable period in 2024.   In the quarter ended June 30, 2025, the Company’s research and development spending included approximately $230,000 of amortization of expenses related to the exchange agreements; there was no amortization of expenses related to the exchange agreements in the three months ending June 30, 2024.

In the quarter ended June 30, 2025, excluding this amortization, the Company had gross research and development spending of approximately $250,000; a $2.0 million decrease in spending from the second quarter of 2024. Of these costs in the second quarter of 2025, $230,000 was attributable to labor and other internal research and development costs, a decrease of approximately $2.0 million from the comparable prior year. The decrease is entirely the result of lower non-cash equity compensation related costs and lower headcount. Third party research and development spending of approximately $20,000 was $15,000 higher than the comparable prior year period due to a slight increase in third party research studies.

	Quarter ended June 30,	Quarter ended June 30,
	2025	2024
Labor and other internal expenses	$228,022	$2,245,261
External research expenses	21,615	7,064
Total gross R&D expenses	249,637	2,252,325
Amortization of exchange agreement expenses	230,020	-
Research and development	$479,657	$2,252,325

Results of Operations for the six months ended June 30, 2025 and 2024

The following table summarizes ZIVO’s operating results for the periods indicated:

	Six Months ended June 30,
	2025	2024
Total revenue:	$53,400	$35,720
Total costs of goods sold	35,478	23,218
Gross margin	17,922	12,502
Costs and expenses:
Research and development	3,248,892	2,565,092
General and administrative	2,610,689	6,952,851
Total costs and expenses	5,859,581	9,517,943
Loss from operations	(5,841,659)	(9,505,441)
Other (expense):
Total other expense	(9,759)	(9,413)
Net loss	$(5,851,418)	$(9,514,854)

Revenue

In the six months ended on June 30, 2025 the Company recorded commercial revenue of $53,400 for sales of the Company’s dried algal biomass product as a human food or food ingredient.  The $53,400 for the six months ending June 30, 2024 is an increase over the $35,720 in revenue in the same six month period ended June 30, 2024.  The approximately $20,000 increase is due to higher sales volumes.

Costs of Goods Sold

Cost of goods sold for the six months ended June 30, 2025 was $35,478.  This is approximately $12,000 higher than the same period last year, explained by the increase in sales volume.

General and Administrative Expenses

General and administrative expenses were approximately $2.6 million for the six months ended June 30, 2025, a decrease from the $7.0 million in the comparable prior year period. The decrease of approximately $4.4 million in general and administrative expense during 2024 is explained by lower labor related costs of approximately $3.0 million and $1.3 million lower professional services, and a reduction in other overhead of $40,000.  The $3.0 million decrease in labor related expenses is attributable to lower non-cash equity related employee compensation of $3.4 million partially offset by increases in bonus expense of $400,000.  Professional services expense decreases of $1.3 million is due to non-employee board of directors' compensation reductions of $1.4 million, and lower consultant expense of $50,000 partially offset by higher accounting ($175,000) and legal ($5,000).  The approximately $40,000 reduction in other overhead is attributable to a $40,000 reduction in insurance expense, lower rent of $10,000, offset by increased spending on travel and entertainment.

Research and Development Expenses

For the six months ended June 30, 2025, the Company incurred approximately $3.2 million in research and development expenses, as compared to approximately $2.6 million in the comparable period in 2024. In the six months ended June 30, 2025, the Company’s research and development spending included approximately $2.7 million of amortization of expenses related to the exchange agreements; there was no amortization of expenses related to the exchange agreements in the six months ending June 30, 2024.

In the six months ended June 30, 2025, excluding this amortization, the Company had gross research and development spending of approximately $500,000; a $2.1 million decrease in spending from the first half of 2024. Of these costs in the first half of 2025, approximately $475,000 was related to labor and other internal lab costs, a decrease of approximately $2.1 million from the comparable prior year, primarily attributable to an decrease in non-cash compensation of $2.0 million. Third party research and development spending of approximately $30,000 was approximately $10,000 higher than the comparable prior year period due to a mild increase in third party research studies.

	Six months ended June 30,	Six months ended June 30,
	2025	2024
Labor and other internal expenses	$480,487	$2,543,176
External research expenses	30,123	21,916
Total gross R&D expenses	510,610	2,565,092
Amortization of exchange agreement expenses	2,738,282	-
Research and development	$3,248,892	$2,565,092

Liquidity and Capital Resources

As of June 30, 2025, our principal source of liquidity consisted of cash of $9,823. The Company expects to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses. The sources of cash to date have been limited proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans.

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

Exchange Agreements

From January 9, 2025, through April 16, 2025, the Company has entered into a series of seventeen Exchange Agreements (“Exchange Agreements”) with Participants to the Participation Agreements. Under the Participation Agreements, the Company had a buy-out option pursuant to which it could purchase the Investors’ right, title and interest in the revenue share for an aggregate minimum purchase price of $5,306,500. The Company’s board of directors approved Exchange Agreements that would provide for the cancellation of the Purchase Agreements and accompanying forfeiture of each Investor’s right to earn certain cash from the revenue share and buy-out option in exchange for the Company’s common stock. As of June 30, 2025, four of the original Participation Agreements remained outstanding. See NOTE 4 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS

Funding Requirements

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

Statement of Cash Flows

Cash Flows from Operating Activities. During the six months ended June 30, 2025, our operating activities used $1.9 million in cash, a decrease of cash used of approximately $400,000 from the comparable prior year period when the Company used approximately $2.3 million for operating activities. After adjusting the comparison period’s net income for non-cash expenses including equity-based compensation and amortization of lease liabilities, the Company incurred approximately $400,000 more of additional cash net loss than in the comparable prior year period. In addition, for the six months ended June 30, 2024, the Company generated about $800,000 more cash than the prior year period through changes in working capital accounts.

Cash Flows from Investing Activities. During the six months ended June 30, 2025 and 2024, there were no investing activities.

Cash Flows from Financing Activities. During the six months ended June 30, 2025, our financing activities generated approximately $400,000, a decrease of approximately $1.7 million from the comparable prior year period when the Company generated approximately $2.1 million from financing activities. In the six months ending June 30, 2025, the Company received proceeds of $150,000 through direct sales of common stock, raised a net $300,000 from proceeds of a short-term financing agreement, and paid $70,000 to repay an outstanding loan.  In the six months ended June 30, 2024, the Company received net proceeds of $1.8 million from direct sales of common equity to investors, and raised a net $300,000 from proceeds of a short term financing agreement.

	Six months ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(1,906,648)	$(2,322,772)
Investing activities	-	-
Financing activities	374,029	2,050,858
Net increase (decrease) in Cash	$(1,532,619)	$(271,914)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer, as our principal executive officer, and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as the material weaknesses identified as of December 31, 2024 in our Annual Report on Form 10-K and described below, continue to exist as of June 30, 2025.

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

Management has concluded that these control deficiencies constitute material weaknesses and continue to exist as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation actions discussed above, there was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ending June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all securities that we have issued from sales of equity beginning on April 1, 2025, without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Common Stock:

Name	Form	Date	Amount Received	Common Stock Shares
David Mendelson	Purchase of Common Stock	24-Apr-25	$100,000.00	7,144

Common Stock – Related Parties:

Name	Form	Date	Amount Received	Common Stock Shares
HEP Investments, LLC	Purchase of Common Stock	13-Jun-25	$50,000.00	3,488

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 22, 2011)

3.2	Certificate of Amendment to Articles of Incorporation dated October 16, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant’s Current Report on Form 10-Q filed on November 14, 2014)

3.3	Certificate to Amendment dated May 28, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 8-K filed on June 2, 2021)

3.4	Certificate of Amendment dated October 25, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2023)

3.5	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2022)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on April 22, 2022)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed on April 22, 2022)

4.3	Form of Representative's Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2021)

4.4

Form of Common Stock Purchase Warrant by and between the Registrant and Direct Transfer LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on June 2, 2021)

4.5	Warrant Agency Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1/A filed on May 26, 2021)

4.6	Stock Purchase Warrant by and between the Registrant and John Bernard Payne (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 5, 2023)

4.7	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on July 6, 2023)

4.8	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on July 6, 2023)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.
Date: August 14, 2025

	By:	/s/ John B. Payne
John B. Payne
Chief Executive Officer

	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer

