Form 10-Q
period 2025-09-30
Zivo Bioscience, Inc.
filed 2025-11-14
CIK 1101026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

At November 9, 2025, there were 3,888,595 issued and outstanding shares of Common Stock of the registrant.

FORM 10-Q

ZIVO BIOSCIENCE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash	$57,222	$1,542,442
Accounts receivable	-	2,211
Prepaid expenses	224,177	90,789
Total current assets	281,399	1,635,442
OTHER ASSETS:
Operating lease - right of use asset	270,373	-
Security deposit	7,680	7,680
TOTAL ASSETS	$559,452	$1,643,122

CURRENT LIABILITIES:
Accounts payable	$992,990	$547,090
Accounts payable – related party	333,117	194,762
Customer deposits	15,000	-
Current portion of long-term operating lease	65,713	-
Current portion of note payable	139,223	138,164
Convertible note – at fair value	236,513	-
Short term loan payable	146,459	-
Accrued interest	71,313	65,628
Accrued liabilities – employee bonus and salary	1,613,940	1,096,179
Total current liabilities	3,614,268	2,041,823
LONG TERM LIABILITIES:
Lease liabilities	220,124	-
Long-term note payable, net of current portion	11,663	116,197
Total long-term liabilities	231,787	116,197
TOTAL LIABILITIES	3,846,055	2,158,020
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 25,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 3,832,327 and 3,621,335 issued and outstanding at September 30, 2025, and December 31, 2024, respectively	3,832	3,621
Additional paid-in capital	140,560,590	136,448,032
Accumulated deficit	(143,851,025)	(136,966,551)
Total stockholders’ equity (deficit)	(3,286,603)	(514,898)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$559,452	$1,643,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended September 30, 2025	For the Three Months ended September 30, 2024	For the Nine Months ended September 30, 2025	For the Nine Months ended September 30, 2024
REVENUES:
Product revenue	$65,625	$31,500	$119,025	$67,220
Total revenues	65,625	31,500	119,025	67,220

COSTS OF GOODS SOLD
Product costs	44,337	22,050	79,816	45,268
Total cost of goods sold	44,337	22,050	79,816	45,268

GROSS MARGIN	21,288	9,450	39,209	21,952

COSTS AND EXPENSES:
General and administrative	836,187	1,943,126	3,446,876	8,895,978
Research and development	203,444	326,361	3,452,336	2,891,452

Total costs and expenses	1,039,631	2,269,487	6,899,212	11,787,430

LOSS FROM OPERATIONS	(1,018,343)	(2,260,037)	(6,860,003)	(11,765,478)

OTHER (EXPENSE):
Interest expense	(12,959)	(8,560)	(22,717)	(17,973)
Other expense	(1,754)	-	(1,754)	-
Total other expense	(14,713)	(8,560)	(24,471)	(17,973)

NET LOSS	$(1,033,056)	$(2,268,597)	$(6,884,474)	$(11,783,451)

BASIC AND DILUTED LOSS PER SHARE	$(0.27)	$(0.67)	$(1.82)	$(3.87)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	3,817,172	3,410,444	3,792,684	3,041,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

(UNAUDITED)

			Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2024	3,319,032	$3,319	130,797,634	$(133,096,567)	$(2,295,614)
Private offering issuance of stock and warrants	125,958	126	1,036,247	-	1,036,373
Private offering issuance of stock and warrants – related parties	45,406	45	378,056	-	378,101
Employee and director equity-based compensation	-	-	1,066,668	-	1,066,668
Net loss for the three months ended September 30, 2024	-	-	-	(2,268,597)	(2,268,597)
Balance, September 30, 2024	3,490,396	$3,490	$133,278,605	$(135,365,164)	$(2,083,069)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2025	3,817,005	$3,817	$140,273,406	$(142,817,969)	$(2,540,746)
Employee and director equity-based compensation	-	-	26,958	-	26,958
Issuance of warrants in connection with convertible note	-	-	15,241	-	15,241
Private sales of stock – related party	15,322	15	244,985	-	245,000
Net loss for the three months ended September 30, 2025	-	-	-	(1,033,056)	(1,033,056)
Balance, September 30, 2025	3,832,327	$3,832	$140,560,590	$(143,851,025)	$(3,286,603)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

(UNAUDITED)

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2023	2,382,356	$2,382	$121,373,488	$(123,581,713)	$(2,205,843)
Private offering issuance of stock and warrants	476,591	477	2,008,439	-	2,008,916
Private offering issuance of stock and warrants – related parties	185,959	186	1,168,696	-	1,168,882
Employee and director equity-based compensation	445,490	445	8,727,982	-	8,728,427
Net loss for the nine months ended September 30, 2024	-	-	-	(11,783,451)	(11,783,451)
Balance, September 30, 2024	3,490,396	$3,490	$133,278,605	$(135,365,164)	$(2,083,069)

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	3,621,335	$3,621	$136,448,032	$(136,966,551)	$(514,898)
Employee and director equity-based compensation	38,378	38	964,209	-	964,247
Exchange agreements	99,340	99	1,875,710	-	1,875,809
Exchange agreement – related party	47,320	48	862,425	-	862,473
Issuance of warrants in connection with convertible note	-	-	15,241	-	15,241
Private offering issuance	7,144	7	99,993	-	100,000
Private offering issuance – related party	18,810	19	294,981	-	295,000
Net loss for the nine months ended September 30, 2025	-	-	-	(6,884,474)	(6,884,474)
Balance, September 30, 2025	3,832,327	$3,832	$140,560,590	$(143,851,025)	$(3,286,603)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash Flows for Operating Activities:
Net loss	$(6,884,474)	$(11,783,451)
Adjustments to reconcile net loss to net cash used by operating activities:
Fair value adjustment – convertible debt	1,754	-
Non-cash lease expense	70,545	75,978
Employee and director equity-based compensation	964,247	8,728,427
Other expenses related to extinguishment of colicense agreements	2,738,281	-
Changes in assets and liabilities:
Prepaid expenses	(133,388)	(102,086)
Security deposits	-	(4,681)
Customer deposits	15,000	45,000
Accounts receivable	2,211	(24,059)
Accounts payable	445,900	(205,491)
Accounts payable – related party	138,355	(36,409)
Lease liabilities	(55,081)	(84,315)
Accrued liabilities	523,446	(16,701)
Net cash (used in) operating activities	(2,173,204)	(3,407,788)

Cash Flows from Investing Activities:
Net cash from investing activities	-	-

Cash Flow from Financing Activities:
Proceeds from short term loan payable, other	488,198	517,560
Payments on short term loan payable, other	(341,739)	(402,547)
Proceeds from convertible note and warrants	250,000	-
Payment on note payable	(103,475)	-
Proceeds from private offering issuance	100,000	2,008,916
Proceeds from private offering issuance – related party	295,000	1,168,882
Net cash provided by financing activities	687,984	3,292,811

Increase (decrease) in cash	(1,485,220)	(114,977)
Cash at beginning of period	1,542,442	274,380
Cash at end of period	$57,222	$159,403

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,273	$14,391
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIVO BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Nine months ended September 30, 2025:

During the nine months ended September 30, 2025, the Company entered into seventeen Exchange Agreements which resulted in the issuance of 146,660 shares of common stock to various investors, including 47,320 shares of common stock to related parties. See NOTE 4 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS.

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

Nine months ended September 30, 2024:

During the nine months ended September 30, 2024, the Company exchanged $172,670 in accounts payable to related parties for 261,619 shares of common stock (see NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT) – Equity Compensation – Restricted Stock Awards – Stock Award in Lieu of Unpaid Directors’ Fees). In addition, the Company exchanged options to buy 50,251 shares of common stock for an accrued bonus payable of $400,000 to the Company’s CEO.

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

Convertible Note

The Company elected the fair value option to account for the convertible notes (as described in Note 3). The Company recorded the convertible debt at fair value upon issuance. The Company records changes in fair value in other expense in the consolidated condensed statements of operations, except for changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income (loss). As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred.

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

The carrying values of the Company’s financial instruments such as cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt approximate fair values due to the short-term nature of these items. The Company has elected the fair value option for its convertible loan (a level 3 fair value liability).

Going Concern

The Company has incurred net losses since inception, experienced negative cash flows from operations for the quarter ended September 30, 2025, and has an accumulated deficit of $143,851,025. The Company has historically financed its operations primarily through the issuance of common stock, warrants, and debt.

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheets:

Operating leases:

	As of
Assets:	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$270,373	$-

Liabilities:
Current portion of long-term operating leases	$65,713	$-
Long-term operating leases, net of current portion	220,124	-
Total operating lease liabilities	$285,837	$-

The components of lease expense are as follows within our condensed consolidated statements of operations:

	For the Three months ended		For the Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease expense	$23,515	$27,236	$70,545	$81,707

Other information related to leases where we are the lessee is as follows:

	As of
	September 30, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	3.85 Years	-

Discount rate:
Operating leases	11.00%	-

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the	For the
	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities	$55,081	$90,045
ROU assets obtained in exchange for operating lease liabilities	$315,571	$-

As of September 30, 2025, the maturities of our operating lease liabilities are as follows:

Year Ended:	Operating Lease
December 31, 2025	$23,041
December 31, 2026	94,676
December 31, 2027	97,695
December 31, 2028	60,910
December 31, 2029	62,747
December 31, 2030	15,802
Total minimum lease payments	354,871
Less: Interest	(69,034)
Present value of lease obligations	285,837
Less: Current portion	(65,713)
Long-term portion of lease obligations	$220,124

NOTE 3 - DEBT

Entry into a convertible loan agreement

On July 4, 2025, the Company’s Board of Directors approved by unanimous consent an unsecured convertible note program for up to $2 million of borrowings from investors. Subsequently, on July 8, 2025, the Company entered into a Convertible Loan Agreement with an investor under this convertible note program. The investor loaned the Company $250,000 at an interest rate of 10% (effective interest rate of 15.1% including warrant costs) and a term of 24 months. Interest on the loan accrues and is due along with the principal at the end of the term. The loan and accrued but unpaid interest converts into common shares at the earlier of (a) a Qualified Financing of new money equity investment of at least $5 million, and other terms as defined in the agreement, at 80% of the price per share in the Qualified Financing or (b) the Maturity Date at $13.94 per share. The loan may be repaid at the Company’s option before the occurrence of the events in the preceding sentence at a premium of 115% of the loan and accrued interest balance. In the event there was a change in control event, as defined, the Company is required to provide the investor notice of a certain number of days to convert its loan and accrued interest into shares and the investor then has a certain number of days to convert or in the event of no conversion, all amounts due will become payable at the closing date of the change of control event. The conversion price will be equal to the lower of $13.94 per share or the price per share of the Company’s Common Stock as determined in change of control event.

The Company elected to apply the fair value option for this convertible note. The primary reason for electing the fair value option is for simplification of accounting for the Convertible Note at fair value in its entirety versus bifurcation of the embedded derivatives. The fair value of note is calculated by discounting scheduled cash flows using discount rates reflecting the credit and interest rate risk inherent in the note. On the date of issuance, July 8, 2025, the Company recognized the liability at fair value of $234,759. Subsequently, the Company remeasured the liability and recognized an increase of approximately $1,754 in the condensed statements of operations within Other Expense, representing the change in fair value from the initial issuance to September 30, 2025. The following table represents the inputs used to calculate the fair value of the convertible notes as of September 30, 2025 and July 8, 2025:

	September 30, 2025	July 8, 2025
Term (in years)	1.77	2.00
Discount rate	13.3%	13.3%

Concurrently with the issuance of the convertible debt, the Company issued a warrant to the investor which allows the investor to purchase 1,793 shares of the Company's common stock at a fixed price of $13.94 per share, the market price on the day of the loan agreement. At issuance, the Company assigned the residual of the proceeds received for the convertible loan and warrant to the equity classified warrants in the amount of $15,241. The Company determined that the warrants did not contain any provisions within the agreement that would require further analysis under ASC 815, such as cash redemption features or exercise price adjustments (other than standard stock splits, dividends, recapitalization or reorganizations) or other characteristics which would preclude equity classification. Interest expense related to this loan was $5,685 during the three and nine months ended September 30, 2025.

Short term unsecured loan

On March 5, 2025, the Company entered into a short-term unsecured loan agreement to finance a portion of the Company’s directors’ and officers’, and employment practices liability insurance premiums. The note in the amount of $488,198 carries an 7.85% annual percentage rate and will be paid down in ten equal monthly payments of $50,593 beginning on March 10, 2025. As of September 30, 2025, the principal balance of $146,459 remained outstanding.

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

Short term notes

On November 12, 2024, the Company finalized a restructuring of the outstanding convertible debt of $240,000 principal and accrued interest of $36,853. The original debt was a group of 12 separate convertible notes with three parties controlled by one lender and issued between 2008 and 2011. The notes were all past their original maturity dates and the lender allowed for rolling 30-day extensions until notice would be given by the lender to the Company to the contrary. The Company and the lender have now agreed to terminate all these existing notes on November 30, 2024, in favor of three new notes with an aggregate principal balance at November 30, 2024, of $277,254. The new notes have a term of 24 months, and annual interest rate of 1% percent, will be paid off in 24 equal payments beginning November 30, 2024 and ending October 31, 2026. The new notes are not convertible into equity and may be repaid early with no prepayment penalty. As of September 30, 2025 the total remaining principal value of the notes is $150,886.

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

Exchange Agreements

From January 9, 2025, through April 16, 2025, the Company has entered into a series of seventeen Exchange Agreements (“Exchange Agreements”) with Participants to the Participation Agreements. Under the Participation Agreements, the Company had a buy-out option pursuant to which it could purchase the Investors’ right, title and interest in the revenue share for an aggregate minimum purchase price of $5,306,500. The Company’s board of directors approved Exchange Agreements that would provide for the cancellation of the Purchase Agreements and accompanying forfeiture of each Investor’s right to earn certain cash from the revenue share and buy-out option in exchange for the Company’s common stock. The Investors would retain the warrants that were originally issued with the Participation Agreements. Through September 30, 2025, the Company has completed exchanges with Participants for seventeen Exchange Agreements for a total issuance of 146,660 new shares of Common Stock of the Company in exchange for the future rights to $3,666,500 of the aggregate minimum purchase price as calculated from the original Participation Agreements. Four of the Exchange Agreements were consummated with Related Parties resulting in the issuance of 47,320 new shares of Common Stock.

The Company valued the rights acquired under the Exchange Agreements on the date of the transaction as the number of shares times the closing stock price on the transaction day. The total value recognized by the Company for the seventeen (17) Exchange Agreements in the nine months ending September 30, 2025, was $2,738,282. The four Exchange Agreements signed with Related Parties were recognized by the Company for a value of $862,473. The Company expensed the value of the stock exchanged immediately as the Exchange Agreements were executed. The expense was recorded within research and development in the condensed consolidated statements of operations.

See below a summary of the remaining Participation Agreements as of September 30, 2025, none of the holders of the remaining Participation Agreements are related parties.

								Buy-back	Buy-back
							Minimum	Premium %	Premium %
Agreement	Date of	Amount			Exercise	Revenue	Payment	pre-18	post 18
#	Funding	Funded	Warrants	Term	Price	Share	Threshold	mos.	mos.
2	April 13, 2020	150,000	937	5 Years	57.60	2.250%	-	40%	40%
3	April 13, 2020	150,000	937	5 Years	57.60	2.250%	-	40%	40%
4	May 7, 2020	250,000	1,562	5 Years	57.60	3.750%	-	40%	40%
12	September 25, 2020	300,000	937	5 Years	57.60	4.500%	420,000	40%	50%
		$850,000	4,373			12.750%	$420,000

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

Equity Sales

During the three months ended September 30, 2025, the Company sold common stock in one private unregistered transaction to a related party resulting in total proceeds of $245,000 and the issuance of 15,322 shares of common stock.   During the three months ended September 30, 2024, the Company sold common stock in 9 private unregistered transactions to investors resulting in the issuance of 171,364 shares of common stock and total proceeds of $1,414,474 including $1,336,373 in cash and $78,101 in accounts payable. Included in the totals are 45,406 shares of common stock sold to related parties for total proceeds of $378,101 including $300,000 in cash and $78,101 in related party accounts payable.

During the nine months ended September 30, 2025, the Company sold common stock in 2 private unregistered transactions to investors resulting in total proceeds of $395,000 and the issuance of 25,954 shares of common stock. Two of these transactions were to related parties for proceeds of $295,000 and the issuance of 18,810 shares of common stock. During the nine months ended September 30, 2024, the Company sold common stock in 38 private unregistered transactions to investors resulting in the issuance of 662,550 shares of common stock and total proceeds of $3,177,798 including $3,099,697 in cash and $78,101 in accounts payable. Included in the totals are 185,959 shares of common stock sold to related parties for total proceeds of $1,168,882 including $1,090,781 in cash and $78,101 in related party accounts payable.

Warrants

In the three months ended September 30, 2025, the Company issued to a private investor warrants to acquire 1,793 shares of the Company’s common stock. These warrants were tied to a convertible note under a board approved convertible note fund raising program.

In the nine months ended September 30, 2025, the Company issued warrants to acquire 2,855 shares of the Company’s common stock. These warrants were tied to direct placements of common stock under a board approved private fund raising program and a convertible note. Of the total, warrants for 348 shares were issued to a Related Party.

In the three months ended September 30, 2024, the Company issued 17,134 warrants to investors under a board approved private fund raising program.  Of the total, warrants for 4,540 shares were issued to Related Parties.

In the nine months ended September 30, 2024 the Company issued 17,832 warrants to investors under a board approved private fund raising program.  Of the total, warrants for 5,238 shares were issued to Related Parties.

Equity Compensation

For the three months ended September 30, 2025, the Company made no new equity awards for either Board Members or employees. For the three months ended September 30, 2025, the Company expensed $26,958 for equity compensation to certain employees related to awards made to certain employees and the non-employee directors in the prior periods. $12,544 of the total expense for the quarter was related to research and development (R&D) and the remaining $14,414 was for general and administrative expenses (G&A).

For the three months ended September 30, 2024, the Company recognized expense of $1,066,668 for equity compensation to members of the Board of Directors and certain employees for restricted stock awards and option grants. The total expense amount was related to new equity grants in the period plus equity awards from prior periods. $106,236 of the total expense for the quarter was related to R&D and the remaining $960,432 was for G&A.

For the nine months ended September 30, 2025, the Company expensed $964,247 for equity compensation to members of the Board of Directors and certain employees. The total expense included amounts related to awards made to certain employees and the non-employee directors in the prior periods, and amounts related to new awards made to the non-employee directors in the period. $72,536 of the total expense for the quarter was related to R&D and the remaining $891,711 was for G&A.

For the nine months ended September 30, 2024, the Company expensed $8,728,427 for equity compensation to members of the Board of Directors and certain employees for restricted stock awards and option grants. The total expense amount was related to new equity grants in the period plus equity awards from prior periods. $2,166,464 of the total expense for the quarter was related to R&D and the remaining $6,561,963 was for G&A.

Directors’ Stock Awards

On January 1, 2025 the Compensation Committee of the Board of Directors awarded 38,378 RSA shares to the four non-employee members of the Boards in three separate actions.

From January 1, 2024 through June 10, 2024 the Company accrued payments to the non-employee board members pursuant to the Non-Employee Directors Compensation Policy in place at the time. The total amount accrued for that time period was $69,827. The Compensation Committee agreed the non-employee members of the board would forgo the accrued cash payment in lieu of RSA shares. The Compensation Committee determined the fair exchange price would be $16.74 per share resulting in the Company issuing an aggregate of 4,170 shares in exchange for the $69,827 of accrued cash. The restricted shares have been issued to the non-employee board members and vested in full on March 31, 2025.

Additionally, from June 11, 2024 through December 31, 2024 the Company accrued payments to the non-employee board members in total of $124,934 for board service. The Compensation Committee agreed the non-employee members of the board would forgo the accrued cash payment in lieu of RSA shares. The Compensation Committee also considered the Company’s cash position going forward and awarded the non-employee board members RSA shares for the remainder of the members’ service through the Company’s next annual meeting of shareholders in lieu of cash payments. This future amount would have been $104,819. The Compensation Committee determined the fair exchange price would be $7.97 per share resulting in the Company issuing an aggregate of 28,826 shares in exchange for the $229,753 of accrued and future cash payments. The restricted shares have been issued to the non-employee board members and have vested in full on June 10, 2025.

The Compensation Committee awarded Laith Yaldoo 5,382 RSA shares for his pro-rata share of the annual RSA award based on his appointment to the Board of Directors on July 12, 2024. The restricted shares have been issued to Mr. Yaldoo, 2,691 shares vested immediately on the date of the award, 1,345 shares vested on March 11, 2025, and 1,346 shares and vested on June 9, 2025, the day prior to the 2025 annual stockholder meeting.

Common Stock Restricted Stock Awards (RSA)

The total RSA expense recorded in the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the Three Months Ended		For the Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Restricted stock unit expense	$-	$554,321	$830,989	$2,387,151

The 2025 and 2024 RSA activity is as follows:

	September 30, 2025		September 30, 2024
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, beginning of period	140,221	$7.96	-	$-
Granted	38,378	21.50	445,490	7.96
Vested	(178,599)	10.87	(295,861)	7.96
Non-vested as of end of the period	-	$-	149,629	$7.96

As of September 30, 2025, there was no remaining unrecognized compensation expense related to RSAs.

The total fair value of RSAs vested during the nine months ended September 30, 2025, was $2,829,329, and during the nine months ended September 30, 2024, was $3,372,116. The fair value was determined based on the number of shares vesting and the closing price of shares of our common stock on the dates the awards vested.

Common Stock Warrants - Unregistered

A summary of the status of the Company’s unregistered warrants is presented below:

	September 30, 2025		September 30, 2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	675,745	$20.16	671,448	$21.59
Issued	2,855	14.11	17,832	8.24
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(285,669)	55.51	(25,690)	46.05
Outstanding, end of period	392,931	$19.77	663,590	$20.28

Unregistered warrants outstanding and exercisable by price range as of September 30, 2025, were as follows:

Outstanding Warrants			Exercisable Warrants
Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$6.00-11.99	17,832	3.87	$6.00-11.99	17,832	8.24
12.00-17.99	323,135	2.35	12.00-17.99	323,135	16.90
18.00-23.99	7,500	4.24	18.00-23.99	7,500	20.19
30.00-35.99	36,800	0.67	30.00-35.99	36,800	33.00
48.00-53.99	1,041	0.18	48.00-53.99	1,041	48.00
54.00-59.99	5,686	0.02	54.00-59.99	5,686	57.60
60.00-65.99	281	0.62	60.00-65.99	281	62.40
66.00-71.99	656	0.32	66.00-71.99	656	67.20
	392,931	2.25		392,931	$18.86

Common Stock Warrants - Registered

A summary of the status of the Company’s registered warrants is presented below:

	September 30, 2025		September 30, 2024
	Number of Registered Warrants	Weighted Average Exercise Price	Number of Registered Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	495,917	$33.00	495,917	$33.00
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	495,917	$33.00	495,917	$33.00

Registered warrants outstanding and exercisable by price range as of September 30, 2025, were as follows:

Outstanding Registered Warrants			Exercisable Registered Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price

$33.00	495,917	0.67	$33.00	495,917	33.00

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

At September 30, 2025, the Company had compensation agreements with its President / Chief Executive Officer, and Chief Financial Officer.

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

Financial results for the Company’s reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company’s segment is net income attributable to Zivo Bioscience, Inc. Financial budgets and actual results used by the CODM to assess performance and allocate resources, as well as strategic decisions related to headcount and other expenditures are reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net income when deciding where and when to make expenditures. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company did not recognize any depreciation or amortization expense for the quarters ended September 30, 2025 and 2024.

	For the Three Months ended September 30, 2025	For the Three Months ended September 30, 2024	For the Nine Months ended September 30, 2025	For the Nine Months ended September 30, 2024
Total revenues	65,625	31,500	119,025	67,220
Total cost of goods sold	(44,337)	(22,050)	(79,816)	(45,268)
General and administrative	(836,187)	(1,943,127)	(3,446,876)	(8,895,978)
Research and development	(203,444)	(326,361)	(3,452,336)	(2,891,452)
Interest and other expense	(14,713)	(8,559)	(24,471)	(17,973)
NET LOSS	$(1,033,056)	$(2,268,597)	$(6,884,474)	$(11,783,451)

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

Income tax expense for the three months and nine months ended September 30, 2025 and 2024 is based on the estimated annual effective tax rate. Based on the Company’s effective tax rate and full valuation allocation, tax expense is expected to be $0 for 2025.

NOTE 9 - SUBSEQUENT EVENTS

In October 2025, the Company sold equity and warrants in five transactions to five different individuals in private transactions. The Company issued 54,168 shares of common stock and warrants to purchase an additional 3,091 shares of common stock. The company raised $390,000 of cash and exchanged a related party payable of $284,433. Of the totals, three of these transactions were to related parties, which accounted for 45,600 shares of common stock and warrants to purchase an additional 2,025 shares of common stock of the totals; raising $270,000 the total $390,000 of cash raised and the elimination of the entire $284,433 related party payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	our expectation that we will continue to incur operating losses and net cash outflows until such time we generate a level of revenue to support our cost structure;
•	our intention to fund ongoing activities by utilizing our current cash on hand and by raising additional capital through equity and/or debt financings;
•	our belief that if we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditures;
•	our substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued;
•

as part of our therapeutic strategy, our expectation to continue to seek strategic partners for late-stage development, regulatory preparation and commercialization of our products in key global markets;

•	our intention to continue to develop a treatment for bovine mastitis based on previous successful proof of concept studies using active materials derived from our proprietary algal culture;
•

our belief that one of the isolated and characterized biologically active molecules in the Company's portfolio may serve as an immune modulator with potential application in multiple disease situations as indicated in early in vitro studies involving human immune cells and in vivo studies performed in non-clinical species;

•	our plan to leverage the self-affirmed GRAS process into viable food and nutritional supplements for companion animals;
•	our plan to perform clinical efficacy claim studies for ingestible and topical products as we develop our algal biomass as a skin health ingredient;
•

our belief that our GRAS study and cGMP audit record with Alimenta Algae may be leveraged in the event the algal biomass is sold as a dietary supplement or dietary ingredient in a dietary supplement, in which case we would need to notify the FDA prior to sales, and which notification report would be required to include studies and reports that support a record of safe human consumption, safe manufacture, and marketing claims;

•	our belief that our existing cash will not be sufficient to fund our operating expenses through at least twelve months from the date of this filing;
•

our belief that in order to continue to fund operations, we will need to secure additional funding through public or private equity or debt financings, through collaborations or partnerships with other companies or other sources;

•

our belief that we may not be able to raise additional capital on terms acceptable to us, or at all and any failure to raise capital when needed could compromise our ability to execute on our business plan;

•

our ability that if we are unable to raise additional funds, or if our anticipated operating results are not achieved, planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations;

•

our belief that if we are unable to obtain the necessary capital, it may have a material adverse effect on our operations and the development of our technology, or we may have to cease operations altogether;

•

our belief that our ability to successfully transition to profitability will be dependent upon achieving further regulatory approvals and achieving a level of product sales adequate to support our cost structure;

•	our estimation that we would require approximately $6.0 million in cash over the next twelve months in order to fund our basic operations, excluding our research and development initiatives;
•	our belief that if we are unable to raise the required capital, we will be forced to curtail our business operations, including our research and development activities; and
•	other factors described in the “Risk Factors” section of our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

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

Biotech - ZIVO Product Candidates

ZIVO is developing bioactive compounds derived from its proprietary algal culture, targeting human and animal diseases, such as poultry coccidiosis, bovine mastitis, human cholesterol, and canine osteoarthritis. As part of its therapeutic strategy, ZIVO will continue to seek strategic partners for late-stage development, regulatory preparation and commercialization of its products in key global markets.

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

Results of Operations for the three months ended September 30, 2025 and 2024

The following table summarizes ZIVO’s operating results for the periods indicated:

	Quarter ended September 30,
	2025	2024
Total revenue:	$65,625	$31,500
Total cost of goods sold	44,337	22,050
Gross margin	21,288	9,450
Costs and expenses:
Research and development	203,444	326,361
General and administrative	836,187	1,943,126
Total costs and expenses	1,039,631	2,269,487
Loss from operations	(1,018,343)	(2,260,037)
Other (expense):
Total other expense	(14,713)	(8,560)
Net loss	$(1,033,056)	$(2,268,597)

Revenue

During the three months ended September 30, 2025, the Company recorded commercial revenue of approximately $65,000 relating to sales of the Company’s dried algal biomass product as a human food or food ingredient. This is a $34,000 increase from the same period last year. The increase is the result of higher product volumes sold in the three months ended September 30, 2024.

Costs of Goods Sold

Cost of goods sold for the three months ended September 30, 2025, was $44,337. This is $22,000 higher than the same period last year, fully attributable to the increased product volume this period versus the amount shipped in the three months ending September 30, 2024.

Research and Development Expenses

For the three months ended September 30, 2025, the Company incurred approximately $205,000 in research and development expenses, as compared to approximately $325,000 for the comparable period in 2024.

In the quarter ended September 30, 2025, the Company had research and development spending of approximately $205,000; a $120,000 decrease in spending from the third quarter of 2024. Of these costs in the third quarter of 2025, $170,000 was attributable to labor and other internal research and development costs, a decrease of approximately $120,000 from the comparable prior year period. The decrease is entirely the result of lower non-cash equity compensation related costs and lower research and development headcount. Third party research and development spending of approximately $35,000 was approximately the same as the comparable prior year period due to a slight increase in third party research studies and third party laboratory testing services.

	Quarter ended September 30,	Quarter ended September 30,
	2025	2024
Labor and other internal expenses	$169,440	$290,245
External research expenses	34,004	36,116
Research and development	$203,444	$326,361

General and Administrative Expenses

General and administrative expenses were approximately $840,000 for the three months ended September 30, 2025, as compared to approximately $1.9 million for the comparable prior year period. The decrease of approximately $1.1 million in general and administrative expense versus the same period in 2024 is due to a decrease in labor related expenses of approximately $400,000, a decrease in professional services of $700,000, other overhead costs remained mostly unchanged. The $400,000 decrease in labor related costs is explained by a $400,000 decrease in non-cash equity related compensation awarded by the Board of Directors to certain Company employees. The $700,000 year over year decrease in professional services expense is primarily due to equity compensation awarded to the Board of Directors totalling approximately $600,000, and by lower legal and consulting expenses of approximately $110,000. Lower rent and insurance costs were offset by an increase in travel and entertainment expense.

Results of Operations for the nine months ended September 30, 2025 and 2024

The following table summarizes ZIVO’s operating results for the periods indicated:

	Nine months ended September 30,
	2025	2024
Total revenue:	$119,025	$67,220
Total costs of goods sold	79,816	45,268
Gross margin	39,209	21,952
Costs and expenses:
Research and development	3,452,336	2,891,452
General and administrative	3,446,876	8,895,978
Total costs and expenses	6,899,212	11,787,430
Loss from operations	(6,860,003)	(11,765,478)
Other (expense):
Total other expense	(24,471)	(17,973)
Net loss	$(6,884,474)	$(11,783,451)

Revenue

In the nine months ended on September 30, 2025 the Company recorded commercial revenue of approximately $120,000 for sales of the Company’s dried algal biomass product as a human food or food ingredient. The $120,000 for the nine months ending September 30, 2025 is a $52,000 increase over the $67,000 in revenue in the nine-month period ended September 30, 2024. The amount is fully explained by increases in sales volumes versus last year’s period.

Costs of Goods Sold

Cost of goods sold for the nine months ended September 30, 2025 was approximately $80,000. This is $35,000 higher than the same period last year, explained by the increase in sales volume.

Research and Development Expenses

For the nine months ended September 30, 2025, the Company incurred approximately $3.5 million in research and development expenses, as compared to approximately $2.9 million in the comparable period in 2024. In the nine months ended September 30, 2025, the Company’s research and development spending included approximately $2.7 million of amortization of expenses related to the exchange agreements; there was no amortization of expenses related to the exchange agreements in the nine months ending September 30, 2024.

In the nine months ended September 30, 2025, excluding this amortization, the Company had gross research and development spending of approximately $710,000; a $2.2 million decrease in spending from the first nine months of 2024. Of these costs in the first nine months of 2025, approximately $640,000 was related to labor and other internal lab costs, a decrease of approximately $2.2 million from the comparable prior year period, primarily attributable to a decrease in non-cash compensation of $2.1 million, and lower headcount costs of $100,000. Third party research and development spending of approximately $70,000 was approximately $30,000 higher than the comparable prior year period due to a mild increase in third party research studies.

	Nine months ended September 30,	Nine months ended September 30,
	2025	2024
Labor and other internal expenses	$643,628	$2,855,500
External research expenses	70,426	35,952
Total gross R&D expenses	714,054	2,891,452
Amortization of exchange agreement expenses	2,738,282	-
Research and development	$3,452,336	$2,891,452

General and Administrative Expenses

General and administrative expenses were approximately $3.4 million for the nine months ended September 30, 2025, a decrease from $8.9 million in the comparable prior year period. The decrease of approximately $5.5 million in general and administrative expense during 2025 is explained by lower labor related costs of approximately $3.4 million and $2.0 million lower professional services, and a reduction in other overhead of $55,000. The $3.4 million decrease in labor related expenses is attributable to lower non-cash equity related employee compensation of $3.8 million partially offset by increases in bonus expense of $400,000. Professional services expense decreases of $2.0 million is due to non-employee board of directors' compensation reductions of $2.0 million, and lower consultant expense of $100,000 and lower legal expense of $70,000 partially offset by higher accounting ($170,000) expenses. The approximately $55,000 reduction in other overhead is attributable to a $60,000 reduction in insurance expense, lower rent of $15,000, offset by increased spending on travel and entertainment of $20,000. The Board has determined, beginning August 20, 2025, to forgo compensation of non-employee directors until the Company's financial condition improves.

Liquidity and Capital Resources

As of September 30, 2025, our principal source of liquidity consisted of cash of $57,222. The Company expects to continue to incur significant expenses and increasing operating and net losses for the foreseeable future until and unless we generate an adequate level of revenue from potential commercial sales to cover expenses. The sources of cash to date have been limited proceeds from the issuances of notes with warrants, common stock with and without warrants and unsecured loans.

Convertible Loan Agreement

On July 4, 2025, the Company's Board of Directors approved by unanimous consent an unsecured convertible note program for up to $2 million of borrowings from investors. Subsequently, on July 8, 2025, the Company entered into a Convertible Loan Agreement (the “Loan Agreement”) with an investor under this convertible note program. The investor loaned the Company $250,000 at an interest rate of 10% (effective interest rate of 15.1% including warrant costs) and a term of 24 months. Interest on the loan accrues and is due along with the principal at the end of the term. The conversion price will be equal to the lower of $13.94 per share or the price per share of the Company's Common Stock as determined in change of control event. Concurrently, the Company issued a warrant to the investor which allows the investor to purchase 1,793 shares of the Company's Common Stock at a fixed price of $13.94 per share, the market price on the day of the loan agreement. See NOTE 3 - DEBT.

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

Exchange Agreements

From January 9, 2025, through April 16, 2025, the Company has entered into a series of seventeen Exchange Agreements (“Exchange Agreements”) with Participants to the Participation Agreements. Under the Participation Agreements, the Company had a buy-out option pursuant to which it could purchase the Investors’ right, title and interest in the revenue share for an aggregate minimum purchase price of $5,306,500. The Company’s board of directors approved Exchange Agreements that would provide for the cancellation of the Purchase Agreements and accompanying forfeiture of each Investor’s right to earn certain cash from the revenue share and buy-out option in exchange for the Company’s common stock. As of September 30, 2025, four of the original Participation Agreements remained outstanding. See NOTE 4 - DEFERRED R&D OBLIGATIONS - PARTICIPATION AGREEMENTS

Funding Requirements

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

Statement of Cash Flows

Cash Flows from Operating Activities. During the nine months ended September 30, 2025, our operating activities used $2.2 million in cash, a decrease of cash used of approximately $1.2 million from the comparable prior year period when the Company used approximately $3.4 million for operating activities. After adjusting the comparison period’s net income for non-cash expenses including equity-based compensation and amortization of lease liabilities, the Company incurred approximately $100,000 more of additional cash net loss than in the comparable prior year period. In addition, for the nine months ended September 30, 2024, the Company generated about $1.3 million more cash than the prior year period through changes in working capital accounts.

Cash Flows from Investing Activities. During the nine months ended September 30, 2025, and 2024, there were no investing activities.

Cash Flows from Financing Activities. During the nine months ended September 30, 2025, our financing activities generated approximately $700,000, a decrease of approximately $2.3 million from the comparable prior year period when the Company generated approximately $3.3 million from financing activities. In the nine months ending September 30, 2025, the Company received proceeds of $400,000 through direct sales of common stock and warrants, raised a net $150,000 from proceeds of a short-term financing agreement, issued convertible notes for approximately $250,000, and paid $100,000 to repay an outstanding loan. In the nine months ended September 30, 2024, the Company received net proceeds of $3.2 million from direct sales of common equity to investors, and raised a net $100,000 from proceeds of a short term financing agreement.

	Nine months ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(2,173,204)	$(3,407,788)
Investing activities	-	-
Financing activities	687,984	3,292,811
Net increase (decrease) in Cash	$(1,485,220)	$(114,977)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer, as our principal executive officer, and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as the material weaknesses identified as of December 31, 2024 in our Annual Report on Form 10-K and described below, continue to exist as of September 30, 2025.

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

Management has concluded that these control deficiencies constitute material weaknesses and continue to exist as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation actions discussed above, there was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ending September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all securities that we have issued from sales of equity beginning on July 1, 2025, without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Common Stock – Related Parties:

Name	Form	Date	Amount Received	Common Stock Shares
HEP Investments, LLC	Purchase of Common Stock	30-Sep-25	$245,000.00	15,322

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

4.5	Warrant Agency Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1/A filed on May 26, 2021)

4.6	Stock Purchase Warrant by and between the Registrant and John Bernard Payne (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on April 5, 2023)

4.7	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on July 6, 2023)

4.8	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on July 6, 2023)

4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on July 14, 2025)

10.1	Form of Bridge Promissory Note (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 14, 2025)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIVO BIOSCIENCE, INC.
Date: November 14, 2025

	By:	/s/ John B. Payne
John B. Payne
Chief Executive Officer

	By:	/s/ Keith R. Marchiando
Keith R. Marchiando
Chief Financial Officer

